Form 10-Q
period 1995-03-31
DREW INDUSTRIES INCORPORATED
filed 1995-05-12
CIK 763744

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: MARCH 31, 1995

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the transition period from _______ to _______

                        Commission File Number: 0-13646

                         DREW INDUSTRIES INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           13-3250533
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                200 Mamaroneck Avenue, White Plains, N.Y. 10601
                   (Address of principal executive offices)
                                  (Zip Code)

                                (914) 428-9098
               Registrant's Telephone Number including Area Code


             (Former name, former address and former fiscal year,
                          if changed since last year)

Indicate by check marks whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  XX       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,933,624 shares of common stock as of April 24, 1995.

                 DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1995

                                  (UNAUDITED)

                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME                           3

         CONSOLIDATED BALANCE SHEETS                                 4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY             6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7-8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                    9-11

PART II - OTHER INFORMATION

   Not Applicable

SIGNATURES                                                          12

                         DREW INDUSTRIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1995            1994
- - - - - - - -------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                            $25,363         $19,506
Cost of sales (Note 2)                                18,247          13,812
                                                     -------         -------
     Gross profit                                      7,116           5,694
Selling, general and administrative expenses           3,672           3,314
                                                     -------         -------
     Operating profit                                  3,444           2,380
Interest income (expense), net                           (42)             18
                                                     -------         -------
     Income from continuing operations
        before income taxes                            3,402           2,398
Provision for income taxes                             1,333             897
                                                     -------         -------
     Income from continuing operations                 2,069           1,501
Discontinued operations, net (Note 3)                                   (597)
                                                     -------         -------
        Net income                                   $ 2,069         $   904
                                                     =======         =======
Net income per common share:
     Income from continuing operations               $   .42         $   .31
     Discontinued operations (Note 3)                                   (.12)
                                                     -------         -------
        Net income                                   $   .42         $   .19
                                                     =======         =======
Weighted average common shares outstanding             4,934           4,841
                                                     =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     March 31,
                                                  ----------------  December 31,
                                                   1995     1994        1994
- - - - - - - --------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash                                           $   245  $   304     $   469
   Accounts receivable, trade, less allowance for
     doubtful accounts                              4,910    4,243       3,096
   Inventories (Note 2)                            10,355    7,968      10,509
   Prepaid expenses and other current assets        1,385      848       2,014
   Discontinued operations, net (Note 3)                    12,780
                                                  -------  -------     -------
      Total current assets                         16,895   26,143      16,088
Fixed assets, net                                   4,273    3,908       4,320
Goodwill, net                                         188      232         199
Other assets                                        1,481    3,067       1,475
                                                  -------  -------     -------
      Total assets                                $22,837  $33,350     $22,082
                                                  =======  =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of
     long-term debt and obligations under capital
     leases                                       $   169  $   247     $   701
   Accounts payable, trade                          2,994    2,396       2,909
   Accrued expenses and other current
     liabilities                                    7,946    6,113       6,461
                                                  -------  -------     -------
      Total current liabilities                    11,109    8,756      10,071
Long-term indebtedness (Note 4)                     1,200      509       3,500
Long-term obligations under capital leases and
  other liabilities                                   412      695         439
                                                  -------  -------     -------
      Total liabilities                            12,721    9,960      14,010
                                                  -------  -------     -------
Commitments and Contingencies (Note 3)

Stockholders' equity (Note 3)
   Common stock, par value $.01 per share:
     authorized 20,000,000 shares; issued
     4,947,008 shares at March 1995
     4,862,806 shares at March 1994 and
     4,942,376  shares at December 1994                49       48          49
   Paid-in capital                                  8,692   28,537       8,663
   Retained earnings (deficit)                      1,444   (5,180)       (625)
                                                  -------  -------     -------
                                                   10,185   23,405       8,087
   Treasury stock, at cost - 15,700 shares at
     March 1995 and 10,000 shares at March and
     December 1994                                    (69)     (15)        (15)
                                                  -------  -------     -------
        Total stockholders' equity                 10,116   23,390       8,072
                                                  -------  -------     -------
Total liabilities and stockholders' equity        $22,837  $33,350     $22,082
                                                  =======  =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1995       1994
- - - - - - - -------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Income from continuing operations                         $ 2,069    $ 1,501
   Adjustments to reconcile income from continuing
     operations cash flows provided by operating
     activities:
        Depreciation and amortization                            191        163
        Changes in assets and liabilities:
           Accounts receivable, net                           (1,814)    (1,508)
           Inventories                                           154       (366)
           Prepaid expenses and other assets                     602        257
           Accounts payable, accrued expenses and other
             current liabilities                               1,570      1,982
                                                             -------    -------
           Net cash flows provided by operating activities
             from continuing operations                        2,772      2,029
   Net loss from discontinued operations                                   (597)
                                                             -------    -------
           Net cash flows provided by operating activities     2,772      1,432
                                                             -------    -------
Cash flows from investing activities:
   Capital expenditures                                         (112)      (147)
   Net cash transferred to discontinued operations                          (42)
                                                             -------    -------
           Net cash flows used for investing activities         (112)      (189)
                                                             -------    -------
Cash flows from financing activities:
   Repayments of term loans                                     (559)       (60)
   Proceeds from line of credit with Chemical Bank             3,900        950
   Repayments under line of credit with Chemical Bank         (6,200)    (2,200)
   Exercise of stock options                                      29        125
   Acquisition of treasury stock                                 (54)       (15)
                                                             -------    -------
           Net cash flows used for financing activities       (2,884)    (1,200)
                                                             -------    -------
           Net (decrease) increase in cash                      (224)        43
Cash at beginning of period                                      469        261
                                                             -------    -------
Cash at end of period                                        $   245    $   304
                                                             =======    =======

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
      Interest on debt                                       $    80    $    46
      Income taxes                                           $   105    $    88

The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                        Retained      Total
                             Common  Treasury  Paid-in  Earnings   Stockholders'
                             Stock    Stock    Capital  (Deficit)     Equity
- - - - - - - --------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1994   $49      $(15)   $8,663    $ (625)      $ 8,072
Net income for three months
  ended March 31, 1995                                    2,069         2,069
Issuance of 4,632 shares of
  common stock pursuant to
  stock option plan                                20                      20
Income tax benefit relating
  to issuance of common
  stock upon exercise of
  stock options                                     9                       9
Acquisition of  5,700
  shares of treasury stock              (54)                              (54)
                              ---      ----    ------    ------       -------
Balance - March 31, 1995      $49      $(69)   $8,692    $1,444       $10,116
                              ===      ====    ======    ======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1994 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

         In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories


         Inventories are valued at the lower of cost (using the last-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

         Quarterly inventories valued on the last-in, first-out method are based on an annual determination of quantities and costs as of the previous year-end. Therefore, such quarterly inventory valuations are based on estimates.

3.       Discontinued Operations

         Effective July 29, 1994, the Company spun off Leslie Building Products, Inc. ("Leslie Building Products"), its home improvement building products segment, to stockholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are publicly traded. The net assets and operating results of Leslie Building Products and its subsidiaries prior to July 29, 1994 are shown as discontinued operations in the accompanying Consolidated Financial Statements.

         Pursuant to a Shared Services Agreement, for a period of two years following the Spin-off, the Company and Leslie Building Products will share certain administrative functions and employee services. The Company will be reimbursed by Leslie Building Products for the fair market value of such services. This Agreement may be extended under certain circumstances. Prior to the Spin-off, such costs were allocated to Leslie Building Products based upon net sales.

         On the date of the Spin-off the Company assumed approximately $5 million of Leslie-Locke's debt. Subsequent to the assumption of debt by the Company the net assets of Leslie Building Products were $20.3 million. Accordingly, upon the Spin-off the Company's equity was reduced by $20.3 million.

                         DREW INDUSTRIES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Net sales of Leslie Building Products prior to the Spin-off were $14,933,000 for the three months ended March 31, 1994.

         On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provision of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.5 million are substantially all accrued product liability costs. White Metal has minimal assets. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

4.       Long-Term Indebtedness

         On July 29, 1994, the Company entered into an $8 million 3 year credit agreement with Chemical Bank which replaced a prior debt agreement with Chemical

Bank. The new agreement matures on July 29, 1997 and is secured by substantially all assets of the Company and its subsidiary. Such agreement provided for a term loan in the original amount of $4 million and a revolving loan not to exceed $4 million. The maximum revolving loan has been increased to $7 million until July 1, 1995 at which time it will be reduced to $6 million, with a further reduction to $4 million on March 8, 1996 until the maturity date of July 29, 1997. The term loan was payable in twenty-four monthly payments of $166,667 commencing September 1, 1994. The term loan balance has been paid in full as of March 31, 1995 as a result of scheduled payments and prepayments.

         Interest on this credit agreement is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 2.25% over the LIBO rate. The Company must also pay a commitment fee of .25% per annum on the average unused commitment, payable quarterly in arrears.

         Pursuant to the Agreement, the Company is required to maintain minimum net worth, working capital, and income levels, and meet certain other financial requirements typical to secured borrowing arrangements. In addition, for the term of the loan, the Company will be prohibited from declaring or paying dividends without the prior written consent of the lender. Borrowings under the line of credit are classified as long-term since such borrowings are less than an estimate of the minimum amount of borrowings expected to be available during the subsequent year. At March 31, 1995, available additional borrowings for general corporate purposes under this line of credit was $5.8 million based upon the maximum line of credit.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The Company, through its wholly-owned subsidiary Kinro, Inc. ("Kinro") manufactures and markets windows for manufactured housing and windows and doors for recreational vehicles.

         Kinro is one of the leading producers of windows for manufactured homes in the United States. Kinro also manufactures windows and doors for RV's. Many of the producers of manufactured homes, to whom Kinro sells windows, also manufacture RV's. Kinro's products are manufactured in nine plants located in geographic areas throughout the United States and one subcontract operation in Juarez, Mexico, which provide it with access to its major markets.

RESULTS OF OPERATIONS

         Net sales for the quarter ended March 31, 1995 increased 30% over the same period last year. This increase in net sales resulted primarily from the sales of manufactured housing products which increased 44% for the three months. Such increase is primarily volume related including the growth in sales of Kinro's new vinyl window along with greater demand for storm windows. Net sales of the RV division increased 10% for the three months. Contributing to the increase in net sales were price increases implemented as a result of the increase in the cost of raw materials. Industry-wide increases were 17% for shipments of manufactured housing and 10% for shipments of RV's.

         Operating profit increased 45% to $3,444,000 for the quarter ended March 1995. The effect of the increased volume was partially offset by a decrease in gross margin due to higher aluminum costs. Average aluminum prices were approximately 50% higher than they were in the 1994 quarter. However, price increases by Kinro and the recent stabilization of aluminum prices benefited the first quarter, and should benefit the balance of the year, barring further raw material price escalations. In order to hedge the impact of price fluctuations on a portion of its future aluminum raw material requirements, the Company has periodically purchased aluminum futures contracts on the London Metal Exchange. Selling, general and administrative expenses increased 11% for the quarter. This increase is less than the increase in sales since a substantial portion of these expenses are fixed or, as in the case of incentive compensation, based upon the profits of the Company.

Interest Income (Expense), Net

         Interest income was $30,000 below last year's quarter as a result of collections of notes receivable arising from the Company's 1986 sales of its direct-to-consumer merchandising operations. For the quarter, despite the assumption of $5 million of Leslie Building Products' debt by the Company on July 29, 1994, interest expense increased only $30,000 as a result of operating cash flow.

DISCONTINUED OPERATIONS

         Effective July 29, 1994, the Company spun off Leslie Building Products, Inc., ("Leslie Building Products"), its home improvement building products segment, to stockholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

publicly traded. The operating results of Leslie Building Products and its subsidiaries for the quarter ended March 31, 1994 are shown as discontinued operations in the accompanying Consolidated Financial Statements.

         On the date of the Spin-off the Company assumed approximately $5 million of Leslie-Locke's debt. Subsequent to the assumption of debt by the Company the net assets of Leslie Building Products were $20.3 million. Accordingly, upon the Spin-off the Company's equity was reduced by this $20.3 million.

         Pursuant to a Shared Services Agreement, for a period of two years following the Spin-off, the Company and Leslie Building Products will share certain administrative functions and employee services. The Company will be reimbursed by Leslie Building Products for the fair market value of such services. This Agreement may be extended under certain circumstances.


         On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provision of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.5 million are substantially all accrued product liability costs. White Metal has minimal assets. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a debt agreement with Chemical Bank which became effective July 29, 1994 and replaced a prior debt agreement with Chemical Bank. The new debt agreement currently provides for maximum borrowings of $7 million which will be adequate for the Company's anticipated needs. On July 1, 1995 the maximum revolving loan will be reduced to $6 million with a further reduction to $4 million on March 8, 1996 until the maturity date of July 29, 1997. The balance of the loan is $1.2 million at March 31, 1995. The loan is secured by substantially all of the Company's assets and interest is payable at one quarter of one percent over the prime rate. In addition, the Company has the option to either fix the rate or avail itself of a LIBO rate which may reduce the Company's interest rate.

         The Statements of Cash Flows reflect the following:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1995       1994
- - - - - - - -------------------------------------------------------------------------------
(In thousands)

Cash flows provided by operating activities from continuing
  operations                                                 $ 2,772    $ 2,029
Cash flow used for investing activities                      $  (112)   $  (189)
Cash flows used for financing activities                     $(2,884)   $(1,200)

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

         Net cash provided by operating activities from continuing operations for the quarter ended March 31, 1995 was $2.8 million compared to $2.0 million for the quarter ended March 31, 1994. Accounts receivable reflect seasonal increases of $1.8 million and $1.5 million in 1995 and 1994, respectively. Inventories did not change significantly in either quarter. Inventories, however, did increase $2.4 million since March 31, 1994 primarily as a result of the increased sales volume and the increase in aluminum prices. Payables increased $1.6 million and $2.0 million in the 1995 and 1994 quarters, respectively.

         Cash flows used for investing activities are primarily capital expenditures, which were not significant for the 1995 or 1994 quarters.

         Cash flows used for financing activities relates to debt repayments from operating cash flow offset by funds provided by the exercise of employees' stock options and the income tax benefits provided therefrom. Debt was reduced by $2.9 million and $1.3 million for the quarters ended March 31, 1995 and 1994, respectively.

         On March 8, 1995, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The purchases will be made from time to time in the open market or in privately negotiated transactions during the next twelve months at market prices prevailing at the time of the purchase. The Company has no commitment or obligation to purchase any minimum number of shares, and actual purchases will depend upon market conditions. The repurchase program may be discontinued or suspended at any time. During the quarter ended March 31, 1995, the Company purchased 5,700 shares of its Common Stock at a cost of $54,000. In connection with this repurchase program, the Company's lender had agreed to increase the revolving line of credit by $ 2 million until March 31, 1996.

INFLATION

         The prices of raw materials, consisting primarily of aluminum and glass, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Aluminum prices have been volatile and average prices for the quarter were approximately 50% higher than they were in the first quarter of 1994. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At March 31, 1995 all of the Company's futures contracts had been closed out.

                         DREW INDUSTRIES INCORPORATED
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DREW INDUSTRIES INCORPORATED
                                       Registrant

                                       By  /s/ Fredric M. Zinn
                                       Fredric M. Zinn
                                       Principal Financial Officer

May 11, 1995