Form 10-Q
period 1995-06-30
DREW INDUSTRIES INCORPORATED
filed 1995-08-10
CIK 763744

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: JUNE 30, 1995

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

                                     Yes  XX       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,954,837 shares of common stock as of July 26, 1995.

           DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


             INDEX TO FINANCIAL STATEMENTS FILED WITH
           QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
               FOR THE QUARTER ENDED JUNE 30, 1995

                           (UNAUDITED)


                                                                       Page

PART I - FINANCIAL INFORMATION

    CONSOLIDATED STATEMENTS OF INCOME                                    3

    CONSOLIDATED BALANCE SHEETS                                          4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-8

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                             9-12

PART II - OTHER INFORMATION
   Not Applicable

SIGNATURES                                                              13

                   DREW INDUSTRIES INCORPORATED
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)



                                           Six Months Ended  Three Months Ended
                                                June 30,          June 30,
                                            --------------    --------------
                                             1995     1994     1995     1994

(In thousands, except per share amounts)

Net sales                                   $50,793  $41,493  $25,430  $21,987

Cost of sales (Note 2)                       36,792   29,627   18,545   15,815
                                            -------  -------  -------  -------
    Gross profit                             14,001   11,866    6,885    6,172

Selling, general and administrative
  expenses                                    7,266    6,945    3,594    3,631
                                            -------  -------  -------  -------

    Operating profit                          6,735    4,921    3,291    2,541

Interest expense (income), net                   45      (40)       3      (22)
                                            -------  -------  -------  -------
    Income from continuing operations
      before income taxes                     6,690    4,961    3,288    2,563

Provision for income taxes                    2,611    1,939    1,278    1,042
                                            -------  -------  -------  -------

    Income from continuing operations         4,079    3,022    2,010    1,521

Discontinued operations, net (Note 3)                   (249)              348
                                            -------  -------  -------  -------

    Net income                              $ 4,079  $ 2,773  $ 2,010  $ 1,869
                                            =======  =======  =======  =======
Net income per common share:
  Income from continuing operations         $   .83  $   .62  $   .41  $   .31
  Discontinued operations (Note 3)                      (.05)              .07
                                            -------  -------  -------  -------

    Net income                              $   .83  $   .57  $   .41  $   .38
                                            =======  =======  =======  =======

Weighted average common shares outstanding    4,940    4,853    4,946    4,866
                                            =======  =======  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                                  DREW INDUSTRIES INCORPORATED
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                              Pro Forma
                                                 June 30,      June 30,      June 30     December 31,
                                                  1995       1994(Note3)       1994          1994

(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and short term investments                $ 1,323       $   559       $   559       $   469
  Accounts receivable, trade, less
    allowance for doubtful accounts                4,992         4,838         4,838         3,096
  Inventories (Note 2)                             9,636         9,100         9,100        10,509
  Prepaid expenses and other current assets        1,453         1,154         1,154         2,014
  Discontinued operations, net (Note 3)                                       14,818
                                                 -------       -------       -------       -------
         Total current assets                     17,404        15,651        30,469        16,088

Fixed assets, net                                  4,556         3,945         3,945         4,320
Goodwill, net                                        176           221           221           199
Other assets                                       1,368         2,629         2,629         1,475
                                                 -------       -------       -------       -------
         Total assets                            $23,504       $22,446       $37,264       $22,082
                                                 =======       =======       =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable, including current
    maturities of long-term debt and
    obligations under capital leases             $   151       $ 1,912       $   245       $   701
  Accounts payable, trade                          2,171         2,580         2,580         2,909
  Accrued expenses and other current
    liabilities                                    8,545         7,964         7,922         6,461
                                                 -------       -------       -------       -------
         Total current liabilities                10,867        12,456        10,747        10,071

Long-term indebtedness                                           3,584           286         3,500
Long-term obligations under capital leases
  and other liabilities                              380           657           657           439
                                                 -------       -------       -------       -------
         Total liabilities                        11,247        16,697        11,690        14,010
                                                 -------       -------       -------       -------
Commitments and contingencies (Note 3)

Stockholders' equity (Note 3)

  Common stock, par value $.01 per share:
    authorized 20,000,000 shares; issued
    4,974,221 shares at June 1995,
    4,904,281 shares at June 1994 and
    4,942,376  shares at December 1994                49            49            49            49
  Paid-in capital                                  8,888         9,026        28,851         8,663
  Retained earnings (deficit)                      3,454        (3,311)       (3,311)         (625)
                                                 -------       -------       -------       -------
                                                  12,391         5,764        25,589         8,087
  Treasury stock, at cost - 21,700 shares
    at June 1995 and 10,000 shares at June
    and December 1994                               (134)          (15)          (15)          (15)
                                                 -------       -------       -------       -------
         Total stockholders' equity               12,257         5,749        25,574         8,072
                                                 -------       -------       -------       -------
         Total liabilities and
           stockholders' equity                  $23,504       $22,446       $37,264       $22,082
                                                 =======       =======       =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                   DREW INDUSTRIES INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                               -------------
                                                               1995     1994

(In thousands)

Cash flows from operating activities:
  Income from continuing operations                         $  4,079  $  3,022
  Adjustments to reconcile income from continuing
    operations to cash flows provided by operating
    activities:
      Depreciation and amortization                              385       319
      Changes in assets and liabilities:
        Accounts receivable, net                              (1,896)   (2,103)
        Inventories                                              873    (1,498)
        Prepaid expenses and other assets                        626       370
        Accounts payable, accrued expenses and other
          current liabilities                                  1,346     3,975
                                                            --------  --------
        Net cash flows provided by operating activities
          from continuing operations                           5,413     4,085
    Net loss from discontinued operations                                 (249)
                                                            --------  --------

        Net cash flows provided by operating activities        5,413     3,836

                                                            --------  --------
Cash flows from investing activities:
  Capital expenditures                                          (556)     (310)
  Net cash transferred to discontinued operations                       (2,080)
                                                            --------  --------

        Net cash flows used for investing activities            (556)   (2,390)
                                                            --------  --------

Cash flows from financing activities:
  Repayments of term loans                                      (109)     (123)
  Proceeds from line of credit with Chemical Bank              9,450     3,150
  Repayments under line of credit with Chemical Bank         (13,450)   (4,600)
  Exercise of stock options                                      225       440
  Acquisition of treasury stock                                 (119)      (15)
                                                            --------  --------

        Net cash flows used for financing activities          (4,003)   (1,148)
                                                            --------  --------

        Net increase in cash                                     854       298

Cash at beginning of period                                      469       261
                                                            --------  --------
Cash and short term investments at end of period            $  1,323  $    559
                                                            ========  ========

Supplemental disclosure of cash flows information:
  Cash paid during the period for:
    Interest on debt                                        $    114  $     80
    Income taxes                                            $  1,921  $    684

The accompanying notes are an integral part of these consolidated financial statements.

                                            DREW INDUSTRIES INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                  Retained           Total
                                                  Common         Treasury         Paid-in         Earnings        Stockholders'
                                                   Stock           Stock          Capital         (Deficit)          Equity
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1994                         $  49          $ (15)          $8,663           $ (625)          $ 8,072

Net income for six months ended June 30, 1995                                                        4,079             4,079
Issuance of 31,845 shares of common stock
  pursuant to stock option plan                                                       141                                141
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                                          84                                 84
Acquisition of 11,700 shares of treasury stock                      (119)                                               (119)
                                                    -----          -----           ------           ------           -------

Balance - June 30, 1995                             $  49          $(134)          $8,888           $3,454           $12,257
                                                    =====          =====           ======           ======           =======


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

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six month and three month periods ended June 30, 1995 and 1994. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.


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


3.     Discontinued Operations

     Effective July 29, 1994, the Company spun off Leslie Building Products, Inc. ("Leslie Building Products"), which comprised its home improvement building products segment, to stockholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are publicly traded. The net assets and operating results of Leslie Building Products and its subsidiaries prior to July 29, 1994 are shown as discontinued operations in the accompanying Consolidated Financial Statements.

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

     In 1994, prior to the Spin-off, the Company made capital contributions to Leslie Building Products of approximately $7.6 million, including the assumption by the Company of approximately $5.0 million of

                  DREW INDUSTRIES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leslie-Locke's debt. The balance of such debt was retained by Leslie-Locke. The Pro Forma Balance Sheet of the Company as of June 30, 1994 reflects such assumption of debt as well as the reduction in equity and net assets of discontinued operations as if the Spin-off had been effective as of June 30, 1994.

     Net sales of Leslie Building Products prior to the Spin-off were $37,488,000 and $22,555,000 for the six and three months ended June 30, 1994, respectively.

     On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.5 million are substantially all accrued product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

                   DREW INDUSTRIES INCORPORATED
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


     The Company, through its wholly-owned subsidiary Kinro, Inc. ("Kinro") manufactures and markets aluminum and vinyl windows for manufactured housing and aluminum windows and doors for recreational vehicles.

     Kinro is one of the leading producers of windows for manufactured homes in the United States and has significant market share for many of its RV window and door products. Many of the producers of manufactured homes, to whom Kinro sells windows, also manufacture RV's. Kinro's products are manufactured in nine plants located in geographic areas throughout the United States and one subcontract operation in Juarez, Mexico, which provide it with access to its major markets.

RESULTS OF OPERATIONS

     Net sales increased 22% and 16% for the six months and quarter ended June 30, 1995, respectively, over the same periods last year. This increase in net sales resulted primarily from the sales of manufactured housing products which
increased 38% for the three months.   Such increase is primarily volume related
including the growth in sales of Kinro's new vinyl window along with greater demand for storm windows. Also contributing to the increase in net sales were price increases implemented as a result of the increase in the cost of raw materials. Industry-wide shipments of manufactured homes increased 13%. Net sales of RV products were flat for the six months and decreased 10% for the three months, despite price increases. Industry-wide shipments of RV's are up 1% for the six months and down 13% for the quarter ended June 30, 1995.

     Operating profit increased 37% to $6,735,000 for the six months ended
June 30, 1995, and increased 30%, to $3,291,000 for the quarter ended June 1995. The effect of the increased volume was partially offset by a decrease in gross margin due to higher aluminum costs. Average aluminum prices were approximately 40% higher than they were in the 1994 period. However, price increases by Kinro and the recent stabilization of aluminum prices benefited the period, and should benefit the balance of the year, barring further raw
material price escalations.   In order to hedge the impact of price
fluctuations on a portion of its future aluminum raw material requirements, the Company has periodically purchased aluminum futures contracts on the London Metal Exchange and entered into forward purchase commitments at fixed prices. Selling, general and administrative expenses for the six months and three months ended June 30, 1994 include $462,000 and $350,000 respectively, of costs relating to the Spin-off of Leslie Building Products, Inc. ("Leslie Building Products") on July 29, 1994. Excluding these costs, selling, general and administrative expenses increased 12% for the six months and 10% for the quarter. These increases are less than the increases in sales since a substantial portion of these expenses are fixed.

Interest Expense (Income), Net

     Despite the assumption of $5 million of Leslie Building Products' debt by the Company on July 29, 1994, the date of the Spin-off, interest expense, net increased only $85,000 for the six months and $25,000 for the quarter as a result of operating cash flow.

                   DREW INDUSTRIES INCORPORATED
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

DISCONTINUED OPERATIONS

     Effective July 29, 1994, the Company spun off Leslie Building Products, which comprised its home improvement building products segment, to stockholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are publicly
traded.   The operating results of Leslie Building Products and its
subsidiaries for the six months and quarter ended June 30, 1994 are shown as discontinued operations in the accompanying Consolidated Financial Statements.

     On the date of the Spin-off the Company assumed approximately $5 million of Leslie-Locke's (a wholly-owned subsidiary of Leslie Building Products) debt. Subsequent to the assumption of debt by the Company the net assets of Leslie Building Products were $20.3 million. Accordingly, upon the Spin-off the Company's equity was reduced by this $20.3 million.

     Pursuant to a Shared Services Agreement, for a period of two years following the Spin-off, the Company and Leslie Building Products will share certain administrative functions and employee services. The Company will be reimbursed by Leslie Building Products for the fair market value of such services. This Agreement may be extended under certain circumstances.

     On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.5 million are substantially all accrued product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a debt agreement with Chemical Bank which became effective July 29, 1994 and replaced a prior debt agreement with Chemical Bank. As of June 30, 1995, there were no outstanding borrowings under this debt agreement and the Company had short-term investments of $850,000. As of June 30, 1995, the debt agreement provides for maximum borrowings of $7 million which will be adequate for the Company's anticipated needs. On July 1, 1995 the maximum revolving loan will be reduced to $6 million with a further reduction to $4 million on March 8, 1996 until the maturity date of July 29, 1997. Loans pursuant to this debt agreement are secured by substantially all of the Company's assets and interest is payable at one quarter of one percent over the prime rate. In addition, the Company has the option to either fix the rate or avail itself of a LIBO rate which may reduce the Company's interest rate.

                   DREW INDUSTRIES INCORPORATED
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

     The Statements of Cash Flows reflect the following:

                                                   Six Months Ended
                                                       June 30,
                                                   ----------------
                                                   1995        1994
---------------------------------------------------------------------
(In thousands)

Cash flows provided by operating activities     $  5,413     $  3,836

Cash flows used for investing activities        $   (556)    $ (2,390)

Cash flows used for financing activities        $ (4,003)    $ (1,148)

     Net cash provided by operating activities for the six months ended
June 30, 1995 was $5.4 million compared to $3.8 million for the six months ended June 30, 1994. Accounts receivable reflect seasonal increases of $1.9 million and $2.1 million in 1995 and 1994, respectively. Inventories decreased $.9 million in 1995 and increased $1.5 million in 1994. Inventories were unusually high at December 31, 1994 primarily as a result of the increased sales volume and the increase in aluminum prices. Changes in trade payables substantially matched the changes in inventory. Accrued expenses increased $2.1 million in 1995 and $3.0 million in 1994. The greater seasonal increase in 1994 was primarily due to the timing of payments of taxes and incentive compensation.

     Cash flows used for investing activities are primarily capital expenditures, which were not unusual for the 1995 or 1994 periods.

     Cash flows used for financing activities relates to debt repayments from operating cash flow offset by funds provided by the exercise of employees' stock options and the income tax benefits provided therefrom. Debt was reduced by $4.1 million and $1.6 million for the six months ended June 30, 1995 and 1994, respectively.

     On March 8, 1995, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The purchases will be made from time to time in the open market or in privately negotiated transactions during the next twelve months at market prices prevailing at the time of the purchase. The Company has no commitment or obligation to purchase any minimum number of shares, and actual purchases will depend upon market conditions. The repurchase program may be discontinued or suspended at any time. During the six months ended June 30, 1995, the Company purchased 11,700 shares of its Common Stock at a cost of $119,000. In connection with this repurchase program, the Company's revolving line of credit was increased by $ 2 million until March 8, 1996.

                   DREW INDUSTRIES INCORPORATED
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

INFLATION

     The prices of raw materials, consisting primarily of aluminum and glass, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Aluminum prices have been volatile and average prices for the quarter were approximately 40% higher than they were in the 1994 period. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company has periodically purchased aluminum futures contracts on the London Metal Exchange and entered into forward purchase commitments at fixed prices. At June 30, 1995 all of the Company's futures contracts had been closed out and the Company had forward purchase commitments for approximately
3.5 million pounds of aluminum to be delivered over the next six months, at approximately current market prices.

                   DREW INDUSTRIES INCORPORATED
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DREW INDUSTRIES INCORPORATED
                                  Registrant


                                  By /s/ Fredric M. Zinn
                                     -------------------------
                                  Fredric M. Zinn
                                  Principal Financial Officer

August 10, 1995