Form 10-Q
period 1995-09-30
DREW INDUSTRIES INCORPORATED
filed 1995-11-08
CIK 763744

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

             For the transition period from _________ to _________

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

                                     Yes    XX         No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,956,320 shares of common stock as of October 24, 1995.

                 DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

                         DREW INDUSTRIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                          Nine Months Ended  Three Months Ended
                                             September 30,      September 30,
                                          -----------------  -------------------
                                             1995     1994      1995     1994

(In thousands, except per share amounts)

Net sales                                  $75,540  $61,916    $24,747  $20,423

Cost of sales (Note 2)                      54,905   44,981     18,113   15,354
                                           -------  -------    -------  -------
    Gross profit                            20,635   16,935      6,634    5,069

Selling, general and administrative
  expenses                                  10,826    9,888      3,560    2,943
                                           -------  -------    -------  -------

    Operating profit                         9,809    7,047      3,074    2,126

Interest income (expense)                       25       13         70      (27)
                                           -------  -------    -------  -------
    Income from continuing operations
      before income taxes                    9,834    7,060      3,144    2,099

Provision for income taxes                   3,837    2,763      1,226      824
                                           -------  -------    -------  -------

    Income from continuing operations        5,997    4,297      1,918    1,275

Discontinued operations, net (Note 3)                  (111)                138
                                           -------  -------    -------  -------

    Net income                             $ 5,997  $ 4,186    $ 1,918  $ 1,413
                                           =======  =======    =======  =======
Net income per common share:
  Income from continuing operations        $  1.21  $   .88    $   .39  $   .26
  Discontinued operations (Note 3)                     (.02)                .03
                                           -------  -------    -------  -------

    Net income                             $  1.21  $   .86    $   .39  $   .29
                                           =======  =======    =======  =======

Weighted average common shares outstanding   4,944    4,867      4,953    4,897
                                           =======  =======    =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                            September 30,    September 30,    December 31,
                                                1995             1994             1994

(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and short term investments              $ 5,822         $   375          $   469
  Accounts receivable, trade, less
   allowance for doubtful accounts               5,088           4,266            3,096
  Inventories (Note 2)                           9,073           9,652           10,509
  Prepaid expenses and other current assets      1,360           1,209            2,014
                                               -------         -------          -------
         Total current assets                   21,343          15,502           16,088

Fixed assets, net                                4,507           4,445            4,320
Goodwill, net                                      165             210              199
Other assets                                     1,207           2,595            1,475
                                               -------         -------          -------
         Total assets                          $27,222         $22,752          $22,082
                                               =======         =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable, including current
   maturities of long-term debt and
   obligations under capital leases            $   136         $ 2,244          $   701
  Accounts payable, trade                        3,286           2,642            2,909
  Accrued expenses and other current
   liabilities                                   9,341           7,535            6,461
                                               -------         -------          -------
         Total current liabilities              12,763          12,421           10,071

Long-term indebtedness                                           2,863            3,500
Long-term obligations under capital leases
  and other liabilities                            343             618              439
                                               -------         -------          -------
         Total liabilities                      13,106          15,902           14,010
                                               -------         -------          -------
Commitments and contingencies (Note 3)



Stockholders' equity (Note 3)
  Common stock, par value $.01 per share:
   authorized 20,000,000 shares; issued
   4,992,354 shares at September 1995,
   4,908,381 shares at September 1994 and
   4,942,376  shares at December 1994               50              49               49
  Paid-in capital                                9,042           8,714            8,663
  Retained earnings (deficit)                    5,372          (1,898)            (625)
                                               -------         -------          -------
                                                14,464           6,865            8,087
  Treasury stock, at cost - 39,850 shares
   at September 1995 and 10,000 shares at
   September and December 1994                    (348)            (15)             (15)
                                               -------         -------          -------
         Total stockholders' equity             14,116           6,850            8,072
                                               -------         -------          -------
         Total liabilities and
            stockholders' equity               $27,222         $22,752          $22,082
                                               =======         =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                              1995      1994
------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Income from continuing operations                        $  5,997    $ 4,297
  Adjustments to reconcile income from continuing
    operations to cash flows provided by
    operating activities:
       Depreciation and amortization                            584        480
       Changes in assets and liabilities:
         Accounts receivable, net                            (1,992)    (1,531)
         Inventories                                          1,436     (2,050)
         Prepaid expenses and other assets                      854        325
         Accounts payable, accrued expenses and other
           current liabilities                                3,257      3,650
                                                           --------    -------

         Net cash flows provided by operating activities
           from continuing operations                        10,136      5,171
  Net loss from discontinued operations                                   (111)
                                                           --------    -------
         Net cash flows provided by operating activities     10,136      5,060
                                                           --------    -------
Cash flows from investing activities:
  Capital expenditures                                         (669)      (936)
  Net cash transferred to discontinued operations                       (7,429)
                                                           --------    -------
         Net cash flows used for investing activities          (669)    (8,365)
                                                           --------    -------
Cash flows from financing activities:
  Repayments of term loans                                     (161)      (354)
  Proceeds from line of credit with Chemical Bank             9,450     12,516
  Repayments under line of credit with Chemical Bank        (13,450)    (9,198)
  Exercise of stock options                                     380        470
  Acquisition of treasury stock                                (333)       (15)
                                                           --------    -------
         Net cash flows (used for) provided by
          financing activities                               (4,114)     3,419
                                                           --------    -------
         Net increase in cash                                 5,353        114
Cash at beginning of period                                     469        261
                                                           --------    -------
Cash and short term investments at end of period             $5,822    $   375
                                                           ========    =======
Supplemental disclosure of cash flows information:
  Cash paid during the period for:
    Interest on debt                                       $    130    $   176
    Income taxes                                           $  3,467    $ 2,250


The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                                                Retained            Total
                                                  Common         Treasury         Paid-in       Earnings         Stockholders'
                                                   Stock           Stock          Capital       (Deficit)           Equity
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1994                         $49          $ (15)          $8,663          $ (625)            $ 8,072
Net income for nine months ended
  September 30, 1995                                                                              5,997               5,997
Issuance of 49,978 shares of common
  stock pursuant to stock option plan                 1                             254                                 255
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                                       125                                 125
Acquisition of 29,850 shares of treasury stock                    (333)                                                (333)
                                                    ---          ------          ------          ------             -------
Balance - September 30, 1995                        $50          $(348)          $9,042          $5,372             $14,116
                                                    ===          ======          ======          ======             =======

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

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine month and three month periods ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.



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


3.   Discontinued Operations

     Effective July 29, 1994, the Company spun off Leslie Building Products, Inc. ("Leslie Building Products"), which comprised its home improvement building products segment, to stockholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are publicly traded. The operating results of Leslie Building Products and its subsidiaries prior to July 29, 1994 are shown as discontinued operations in the accompanying Consolidated Financial Statements. Net sales of Leslie Building Products prior to the Spin-off were $44,739,000 for the seven months ended July 29, 1994.

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

                         DREW INDUSTRIES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     In 1994, prior to the Spin-off, the Company made capital contributions to Leslie Building Products of approximately $7.4 million, including the assumption by the Company of approximately $5.0 million of Leslie-Locke's debt. The balance of such debt was retained by Leslie-Locke.

     On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.5 million are substantially all accrued product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal. The chapter 7 Trustee of White Metal has alleged that Drew and its affiliated companies obtained tax benefits in excess of $4.5 million solely attributable to the use of White Metal's net operating losses. The Trustee has demanded payment in an amount equal to the value of the tax savings achieved. Drew denies any liability for the amount claimed by the Trustee.

4.     Intended Acquisitions

     The Company has entered into a letter of intent to acquire Shoals Supply, Inc. (Bear Creek, Alabama) a privately owned manufacturer and distributor of new and refurbished axles and chassis parts, and new and used tires. Shoals' products are sold primarily to the manufactured housing industry. For the year ended December 31, 1994, Shoals had sales of approximately $48 million.

     The total purchase price of $13.5 million will consist of cash at closing of $6.75 million less existing bank debt of Shoals, and Drew common stock having a value of $6.75 million. The number of Drew shares to be issued will be based upon a price formula of Drew stock at the date of closing. To assure a smooth transition and continuity of management, the former owner of Shoals will serve as a consultant for five years. In addition, appropriate arrangements will be made with key employees of Shoals, including the grant of stock options for Drew common stock at the market price on the date of closing. The Shoals operation will be under the management supervision of Kinro, Inc., Drew's sole operating subsidiary which manufactures windows for manufactured homes and windows and doors for recreational vehicles.

     Based upon current levels of Shoals earnings and the anticipated number of Drew shares to be issued, the acquisition will not be dilutive and should modestly add to earnings per share for 1996. Drew's cash on hand and its current bank line of credit will be adequate to finance the acquisition.

     Closing of the transaction, which is expected to occur before the end of 1995, is conditional on the completion of due diligence to Drew's satisfaction, the execution of definitive acquisition agreements and final approval of Drew's Board of Directors.

     In addition, Kinro expects to complete the acquisition, for cash, of Star Window, Inc., a manufacturer of windows for mini buses, in early November 1995. Star is located in Elkhart, Indiana and is marginally profitable on sales of less than $1.0 million. Kinro intends to expand this new line of business.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The Company, through its wholly-owned subsidiary Kinro, Inc. ("Kinro") manufactures and markets aluminum and vinyl windows for manufactured homes and aluminum windows and doors for recreational vehicles ("RV's").

     Kinro is one of the leading producers of windows for manufactured homes in the United States and has significant market share for many of its RV window and door products. Many of the producers of manufactured homes, to whom Kinro sells windows, also manufacture RV's. Kinro's products are manufactured in eight plants located in geographic areas throughout the United States and one subcontract operation in Juarez, Mexico, which provide it with access to its major markets.

RESULTS OF OPERATIONS

     Net sales increased 22% for both the nine months and quarter ended September 30, 1995, over the same periods last year. This increase in net sales resulted primarily from the sales of manufactured housing products which increased 40% for the three months and 39% for the nine months. Such increase is primarily volume related including the growth in sales of Kinro's new vinyl window along with greater demand for storm windows. Also contributing to the increase in net sales were price increases implemented as a result of the increase in the cost of raw materials. Year-to-date industry-wide shipments of manufactured homes increased 12%. Kinro's net sales of RV products decreased 3% for the three months and 9% for the nine months, despite price increases. Industry-wide shipments of RV's are down approximately 4% for the nine months and 11% for the three months.

     Operating profit increased 39% to $9,834,000 for the nine months ended September 30, 1995, and increased 45% to $3,074,000 for the quarter ended September 1995. While material costs as a percentage of sales were slightly higher in the third quarter of 1995 than in the year earlier period, higher sales and improved operating efficiencies resulted in a 2% improvement in gross margin. Selling, general and administrative expenses for the nine months ended September 30, 1994 include $462,000 of costs relating to the Spin-off of Leslie Building Products, Inc. ("Leslie Building Products") on July 29, 1994. Excluding these costs, selling, general and administrative expenses increased 15% for the nine months which is less than the increase in sales since a substantial portion of these expenses are fixed.

Interest Income (Expense), Net

     Despite the assumption of $5 million of Leslie Building Products' debt by the Company on July 29, 1994, the date of the Spin-off, interest income (expense), net improved $12,000 for the nine months and $67,000 for the quarter as a result of operating cash flow.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

DISCONTINUED OPERATIONS

     Effective July 29, 1994, the Company spun off Leslie Building Products, which comprised its home improvement building products segment, to stockholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are publicly traded. The operating results of Leslie Building Products and its subsidiaries for the seven months ended July 29, 1994 are shown as discontinued operations in the accompanying Consolidated Financial Statements.

     Pursuant to a Shared Services Agreement, for a period of two years following the Spin-off, the Company and Leslie Building Products will share certain administrative functions and employee services. The Company will be reimbursed by Leslie Building Products for the fair market value of such services. This Agreement may be extended under certain circumstances.

     On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.5 million are substantially all accrued product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal. The chapter 7 Trustee of White Metal has alleged that Drew and its affiliated companies obtained tax benefits in excess of $4.5 million solely attributable to the use of White Metal's net operating losses. The Trustee has demanded payment in an amount equal to the value of the tax savings achieved. Drew denies any liability to the Trustee for the amount claimed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a debt agreement with Chemical Bank which became effective July 29, 1994 and replaced a prior debt agreement with Chemical Bank. As of September 30, 1995, there were no outstanding borrowings under this debt agreement and the Company had short-term investments of $5,041,000. As of September 30, 1995, the debt agreement provides for maximum borrowings of $6 million. It is anticipated that cash on hand and funds available from the line of credit will be adequate for the Company's anticipated needs, which includes approximately $7 million for the intended acquisition of Shoals Supply, Inc. On March 8, 1996 the maximum revolving loan will be reduced to $4 million until the maturity date of July 29, 1997. Loans pursuant to this debt agreement are secured by substantially all of the Company's assets and interest is payable at one quarter of one percent over the prime rate. In addition, the Company has the option to either fix the rate or avail itself of a LIBO rate which may reduce the Company's interest rate.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     The Statements of Cash Flows reflect the following:

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                            1995       1994
------------------------------------------------------------------------------
(In thousands)

Cash flows provided by operating activities                $10,136    $ 5,060

Cash flows used for investing activities                   $  (669)   $(8,365)

Cash flows (used for) provided by financing activities     $(4,114)   $ 3,419

     Net cash provided by operating activities for the nine months ended September 30, 1995 was $10.1 million compared to $5.1 million for the nine months ended September 30, 1994. Accounts receivable reflect seasonal increases of $2.0 million and $1.5 million in 1995 and 1994, respectively. Inventories decreased $1.4 million in 1995 and increased $2.0 million in 1994. Inventories were unusually high at December 31, 1994 primarily as a result of increased sales volume and the increase in aluminum prices. Trade payables increased $.4 million in 1995 and $1.0 million in 1994. Accrued expenses increased $2.9 million in 1995 and $2.6 million in 1994. The seasonal increases in accrued expenses are primarily due to the timing of payments of incentive compensation.

     Cash flows used for investing activities in 1994 includes $7.4 million advanced to Leslie Building Products prior to the July 29, 1994 spin-off.

     Cash flows used for financing activities relates primarily to debt repayments from operating cash flow. Debt was reduced by $4.2 million for the nine months ended September 30, 1995. Debt was increased $3.0 million for the nine months ended September 30, 1994 as a result of the assumption of $5.0 million of Leslie-Locke's debt as of July 29, 1994, the date of the spin-off of Leslie Building Products.

     On March 8, 1995, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The purchases will be made from time to time in the open market or in privately negotiated transactions during the next twelve months at market prices prevailing at the time of the purchase. The Company has no commitment or obligation to purchase any minimum number of shares, and actual purchases will depend upon market conditions. The repurchase program may be discontinued or suspended at any time. During the nine months ended September 30, 1995, the Company purchased 29,850 shares of its Common Stock at a cost of $333,000.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

INFLATION

     The prices of raw materials, consisting primarily of aluminum and glass, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company has periodically purchased aluminum futures contracts on the London Metal Exchange and entered into forward purchase commitments at fixed prices. At September 30, 1995 the Company had outstanding options for approximately 1.7 million pounds at an aggregate cost of $1.4 million. In addition, the Company had forward purchase commitments for approximately 2.8 million pounds of aluminum to be delivered over the next three months, at approximately current market prices.

                         DREW INDUSTRIES INCORPORATED
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DREW INDUSTRIES INCORPORATED
                                  Registrant



                                  By /s/ Fredric M. Zinn
                                     ---------------------------
                                     Fredric M. Zinn
                                     Principal Financial Officer

November 6, 1995