Form 10-K405
period 1995-12-31
DREW INDUSTRIES INCORPORATED
filed 1996-03-22
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Year End                   Commission File Number
          December 31, 1995                       0-13646

                         DREW INDUSTRIES INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                             13-3250533
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)           Identification Number)

          200 Mamaroneck Avenue, White Plains, N.Y.       10601
           (Address of principal executive offices)     (Zip Code)

Registrant's Telephone Number including Area Code:  (914) 428-9098

Securities Registered pursuant to Section 12(b) of the  Act:  None

Securities Registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 19, 1996) was $51,890,861.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 19, 1996) was 5,532,518 shares of Common Stock.

                      Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 1995 is incorporated by reference into Items 6, 7 and 8 of Part II.
Proxy Statement with respect to Annual Meeting of Stockholders to be held on April 18, 1996 is incorporated by reference into Part III.

Item 1.  BUSINESS

Introduction

         Drew Industries Incorporated ("Drew" or the "Company"), through its wholly-owned subsidiary, Kinro, Inc., manufactures and markets aluminum and vinyl windows for manufactured homes, and aluminum and vinyl windows and doors for recreational vehicles.

         See "Recent Events" for a discussion of the Company's February 1996 acquisition of Shoals Supply, Inc. which manufactures and distributes new and refurbished axles and tires, and new chassis parts, for the manufactured housing industry.

         The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York, 10601; telephone number (914) 428-9098.

         In connection with the spin-off of Leslie Building Products, Inc. by the Company, which was effective on July 29, 1994, the Company and Leslie Building Products entered into a Shared Services Agreement. Pursuant to the Shared Services Agreement, for a period of two years following the spin-off, the Company and Leslie Building Products agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company is reimbursed by Leslie Building Products for the fair market value of such services. The Shared Services Agreement may be extended under certain circumstances.

                            BUSINESS OF THE COMPANY

         Kinro, acquired by the Company in October 1980, initially manufactured only aluminum primary and storm windows for the manufactured housing industry. Since 1982, Kinro acquired additional manufacturers of aluminum windows for manufactured housing and manufacturers of doors and windows for recreational vehicles, and developed its own capacity to manufacture screens for its window products. In 1993, Kinro commenced production of vinyl windows in addition to aluminum windows.

         Each of the businesses acquired by Kinro expanded Kinro's geographic market and product line, and, in certain instances, added manufacturing facilities. All manufacturing, distribution and administrative functions of the acquired businesses were integrated with those of Kinro. Although definitive information is not readily available, the Company believes that the two leading manufacturers of windows for manufactured housing within the United States are Kinro and Philips Industries, Inc., and that there are approximately 10 significant suppliers of windows and doors for the recreational vehicle industry, several of which are substantially larger than Kinro.

         In November 1995, Kinro acquired the assets and business of Star Window (Elkhart, Indiana), a privately-owned manufacturer of windows for mini buses with pre-acquisition annual revenues of less than $1 million. The acquisition of Star Window represents a new product line for Kinro. Kinro intends to expand the operations of Star Window in a new facility currently being built in Goshen, Indiana, which will also be utilized to expand Kinro's existing operations.

         Raw materials used by Kinro, consisting of extruded aluminum, glass, vinyl and various adhesive and insulating components, are readily available from a number of sources. Kinro, through the Company, maintains an aluminum hedging program under which it purchases futures contracts on the London Metals Exchange to hedge the prices of a portion of its anticipated aluminum requirements.

         Kinro's operations consist primarily of fabricating and assembling the components into the finished windows, doors and screens. Kinro's line of products is sold by eight sales personnel, working exclusively for Kinro, to major builders of manufactured housing, such as Clayton Homes, Inc., Oakwood Homes Corporation and Redman Industries, Inc., and to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Inc., Thor Industries, Inc., and Skyline Corporation.

         Kinro's operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes. Kinro believes that it is currently operating in compliance with applicable regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, earnings or competitive position.

Recent Events

         Pursuant to an Asset Purchase Agreement, dated February 15, 1996 (the "Agreement"), the Company acquired substantially all the assets and the business, and assumed certain liabilities, of Shoals Supply, Inc., a privately-owned Alabama corporation, which manufactures and distributes new and refurbished axles and fires, and new chasis parts, for the manufactured housing industry. Simultaneously, the Company assigned all its rights and obligations pursuant to the Agreement to Shoals Acquisition Corp., a wholly-owned subsidiary of the Company, the name of which was changed to Shoals Supply, Inc. ("Shoals"). The transaction was consummated on February 15, 1996 (the "Closing Date"). For 1995, the acquired operations had revenues of approximately $57,000,000.

         The consideration for the acquired assets and business consisted of 544,959 restricted shares of the Company's Common Stock, par value $0.01 per share, valued at $7,500,000, which are subject to certain registration rights, cash in the amount of $1,225,000, and a five-year note in the principal amount of $760,000. In addition, the Company assumed $7,449,459 of the existing bank debt of the acquired operations, which the Company discharged on the Closing Date, and certain other operating liabilities. The consideration was based upon the fair value of the net assets and business acquired.

         The Company issued to certain key employees of Shoals options to purchase an aggregate of 72,070 shares of the Company's Common Stock, at a purchase price of $13.875 per share, exercisable 20% each year during the five-year period commencing on the Closing Date, unless terminated or accelerated upon termination of employment.

         Simultaneously with the acquisition, the Company, Shoals and Kinro, Inc., a wholly-owned subsidiary of the Company, entered into a Guaranty and Security Agreement, dated as of the Closing Date, with Chemical Bank (the "Bank"), pursuant to which Shoals borrowed the principal amount of $5,981,672, which, together with $3,225,000 of the Company's own funds, was utilized to consummate the acquisition and discharge the existing bank debt of the acquired operations. The loan is secured by substantially all the assets of the Company, Shoals and Kinro, and is guaranteed by the Company and Kinro. The loan matures on May 15, 1996. The Company anticipates that the loan will be refinanced at that time.

         Interest on the loan is payable to the Bank, at maturity, at the rate of, at Shoals' option, (a) the Bank's Prime Rate plus 1/4 of 1%, or (b) a fixed rate offered from time to time by the Bank, or (c) an adjusted Eurodollar rate plus 2.25%. Shoals also paid certain additional fees and charges relating to the loan.

         On March 8, 1995, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. Purchases were made from time to time in the open market or in privately negotiated transactions at market prices prevailing at the time of purchase. The Company had no commitment or obligation to purchase any minimum number of shares. The Company purchased 29,850 shares, and the repurchase program terminated on March 7, 1995.

Employees

         The approximate number of persons employed full-time by the Company at December 31, 1995 was as follows:

                      Drew........................      6
                      Kinro.......................  1,034
                                                    -----
                               Total...........     1,040
                                                    =====

         None of the Company's or Kinro's employees are represented by a union. The Company and Kinro believe that relations with its employees are good.

Item 2.  PROPERTIES

         Drew leases its principal executive offices in White Plains, New York, consisting of approximately 2,800 square feet of office space.

         Kinro owns two and leases six manufacturing and warehouse facilities consisting of an aggregate of approximately 593,000 square feet, in Mansfield, Texas; Double Springs, Alabama; Liberty, North Carolina; Thomasville, Georgia; Morraine, Ohio; Syracuse and Elkhart, Indiana; Fontana, California; and Goshen, Indiana; and leases its corporate offices in Arlington, Texas consisting of approximately 8,500 square feet of office space. Kinro is currently constructing a second manufacturing and warehouse facility, consisting of 52,000 square feet, on land owned by Kinro in Goshen, Indiana.

         See Note 9 of Notes to Consolidated Financial Statements with respect to the Company's lease obligations as of December 31, 1995.

Item 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

         See Note 5 of Notes to Consolidated Financial Statements with respect to certain product liability claims pending against White Metal Rolling and Stamping Corp. ("White Metal"), a subsidiary of Leslie-Locke, arising in connection with the ladder manufacturing business formerly conducted by White Metal. Although the Company and Leslie-Locke were named as defendants in certain actions commenced in connection with these claims, neither the Company nor Leslie-Locke has been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

         See Note 5 of Notes to Consolidated Financial statements with respect to the filing by White Metal, on September 30, 1994, of a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The chapter 7 Trustee of White Metal has alleged that the Company and its affiliated entities obtained tax benefits in excess of $4.5 million solely attributable to the use of White Metal's net operating losses. The Trustee has demanded payment on behalf of White Metal in an amount equal to the value of the tax savings achieved. The Company denies any liability for the amount claimed by the Trustee and intends to vigorously defend this claim. Management believes it has substantial and meritorious defenses, however, an estimate of potential loss, if any, cannot be made at this time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1995.

        Name                                Position
        ----                                --------
      Leigh J. Abrams       President, Chief Executive Officer and Director of
         (Age 53)           the Company since March 1984.

      Edward W. Rose, III   Chairman of the Board of Directors of the Company
         (Age 54)           since March 1984.

      David L. Webster      Director of the Company since March 1984.
         (Age 60)

      James F. Gero         Director since May 1992.
        (Age 50)

      Gene H. Bishop        Director since June 1995.
        (Age 66)

      Fredric M. Zinn       Chief Financial Officer of the Company since
        (Age 44)            January 1986.

      Harvey J. Kaplan      Secretary and Treasurer of the Company since March
        (Age 61)            1984.

         LEIGH J. ABRAMS has also been President, Chief Executive Officer and a Director of Leslie Building Products since July 1994.

         EDWARD W. ROSE, III, for more than the past five years, has been President and principal stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as Co-Managing General Partner of the Texas Rangers Baseball Team and as a director of the following public companies:
Osprey Holding, Inc., previously engaged in selling computer software for hospitals; ACE Cash Express, Inc. engaged in check cashing services; and as a trustee of Liberte Investors Inc., engaged in construction, development loans and investments. Since July 1994, Mr. Rose has been Chairman of the Board of Leslie Building Products.

         DAVID L. WEBSTER, since November 1980, has been President and Chief Executive Officer of Kinro, Inc., a subsidiary of the Company, and Chairman of Kinro, Inc. since November 1984. Mr. Webster has also been President and Chief Executive Officer of Shoals Supply, Inc., a subsidiary of the Company, since its acquisition on February 15, 1996.

         JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following public companies:
Recognition Equipment, Inc., a publicly-owned company engaged in providing hardware, software and services to automate work processing systems; American Medical Electronics, Inc., a publicly-owned company engaged in manufacturing and distributing orthopedic and neurosurgical medical devices; and Spar Aerospace Ltd., engaged in space robotics, communications equipment and aerospace products and services. Since July 1994, Mr. Gero has been a Director of Leslie Building Products.

         GENE H. BISHOP, from March 1975 until July 1990, was Chief Executive Officer of MCorp, a bank holding company, and from October 1990 to November 1991, was Vice Chairman and Chief Financial Officer of Lomas Financial Corporation, a financial services company. From November 1991 until his retirement in October 1994, Mr. Bishop served as Chairman and Chief Executive Officer of Life Partners Group, Inc., a life insurance holding company, of which he continues to serve as a director. Mr. Bishop also serves as a director of the following publicly-owned companies: First USA, Inc., engaged in the credit card business; Liberte Investors Inc., engaged in real estate loans and investments; Southwest Airlines Co., a regional airline; and Southwestern Public Service Company, a public utility.

         FREDRIC M. ZINN has also been Chief Financial Officer of Leslie Building Products since July 1994. Mr. Zinn is a Certified Public Accountant.

         HARVEY J. KAPLAN has also been Secretary and Treasurer of Leslie Building Products since July 1994. Mr. Kaplan is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on its review of the copies of such forms received by it, the Company believes that during 1995 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 1995 other than Edward W. Rose, III a Director) were complied with.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Per Share Market Price Information

         The Common Stock of the Company is traded on the American Stock Exchange (symbol: DW). On March 19, 1996, there were 2,473 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

         The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the American Stock Exchange since February 8, 1995, and by the National Association of Securities Dealers ("NASD") prior to February 8, 1995. The prices set forth below for the period prior to February 8, 1995 represent quotations between dealers, without adjustment for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. Prices subsequent to July 28, 1994 reflect the Spin-off of Leslie Building Products.

                                      High              Low
Calendar 1994
  Quarter ended March 31     ....... $11.25            $ 8.38
  Quarter ended June 30      ....... $11.00            $ 9.75
  Quarter ended September 30 ....... $11.00            $ 8.25
  Quarter ended December 31  ....... $ 9.00            $ 8.25

Calendar 1995
  Quarter ended March 31     ....... $10.50            $ 8.38
  Quarter ended June 30      ....... $13.13            $10.38
  Quarter ended September 30 ....... $13.88            $11.50
  Quarter ended December 31  ....... $16.38            $12.63

         The closing price per share for the Common Stock on March 19, 1996 was $14.375.

Dividend Information

         The Company has not paid any cash dividends on its Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors.

         The Company's dividend policy is subject to restrictions contained in financing agreements relating to its secured line of credit, which provide that dividends upon the Common Stock may be payable only with the consent of the lender. See Note 7 of Notes to Consolidated Financial Statements.

Item 6. SELECTED FINANCIAL DATA, Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to Selected Financial Data, Financial Review, and Consolidated Financial Statements and Notes to Consolidated Financial Statements, respectively, in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

         Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on April 18, 1996.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON  FORM 8-K

         (a)  Documents Filed

            (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

            (2)  Schedules.  Schedule II - Valuation and Qualifying Accounts.

            (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

         (b)  Reports on Form 8-K

              No Current Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DREW INDUSTRIES INCORPORATED

Date: March 20, 1996                    By: /s/ Leigh J. Abrams
                                            -------------------
                                            Leigh J. Abrams, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

         Each person whose signature appears below hereby authorizes Leigh J. Abrams and Harvey J. Kaplan, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints Leigh J. Abrams and Harvey J. Kaplan, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.

Date               Signature                      Title
----               ---------                      -----
March 20, 1996     By: /s/ Leigh J. Abrams        Director, President and Chief
                       (Leigh J. Abrams)          Executive Officer

March 20, 1996     By: /s/ Harvey J. Kaplan       Secretary and Treasurer
                       (Harvey J. Kaplan)

March 20, 1996     By: /s/ Fredric M. Zinn        Chief Financial Officer
                       (Fredric M. Zinn)

March 20, 1996     By: /s/ John F. Cupak          Controller
                       (John F. Cupak)

March 20, 1996     By: /s/ Edward W. Rose, III    Director
                       (Edward W. Rose,III)

March 20, 1996     By: /s/ David L. Webster       Director
                       (David L. Webster)

March 20, 1996     By: /s/ James F. Gero          Director
                       (James F. Gero)

March 20, 1996     By: /s/ Gene H. Bishop         Director
                       (Gene H. Bishop)

                                 EXHIBIT INDEX


Exhibit                                                            Sequentially
Number    Description                                              Numbered Page
-------   -----------                                              -------------
 3.       Articles of Incorporation and By-laws.

 3.1      Drew Industries Incorporated Restated Certificate of
          Incorporation.

 3.2      Drew Industries Incorporated By-laws, as amended.

     Exhibit 3.1 is incorporated by reference to Exhibit III to the Proxy Statement-Prospectus constituting Part I of the Drew National Corporation and Drew Industries Incorporated Registration Statement on Form S-14 (Registration No. 2-94693).

     Exhibit 3.2 is incorporated by reference to the Exhibit bearing the same number included in the Annual Report of Drew Industries Incorporated on Form 10-K for the fiscal year ended August 31, 1985.

10.       Material Contracts.

10.27 Lease between Kinro, Inc. and Robert A. White and Larry B. White, dated June 1, 1979, as amended.

10.39 Leases between Robert A. White, Larry B. White and Kinro, Inc. dated July 25, 1983, as amended.

10.47 Registration Agreement among Drew Industries Incorporated and the Leslie-Locke Shareholders dated August 28, 1985.

10.49     Loan and Pledge Agreements between Drew Industries
          Incorporated and Robert S. Sandlin, Ralph C. Pepper and
          James S. Roach, respectively, dated August 28, 1985.

10.56 Agreement by and between Drew Industries Incorporated and Invest, Inc., dated October 16, 1986.

10.57 Security Agreement by and among Drew Industries Incorporated, Invest, Inc. and Carsons of Atlanta, Inc., dated October
          16, 1986.

10.58 Pledge and Security Agreement by and between Drew Industries Incorporated and Invest, Inc., dated October 16, 1986.

10.59 Secured Promissory Note in the amount of $795,000 of Invest, Inc., dated October 16, 1986.

10.66 Employment Agreement by and between Kinro, Inc. and David L. Webster, dated July 31, 1986, effective September 1, 1986.

10.91 Lease between Kinro, Inc. and 1700 Industry Associates, dated April 30, 1987.

10.100    Drew Industries Incorporated Stock Option Plan.

10.122    Guaranty and Noncompetition Agreement given by Drew
          Industries Incorporated and Leslie-Locke, Inc., in favor of R.D. Werner Co., Inc., dated as of November 23, 1990.

10.134    Letter, dated April 28, 1988, from Drew Industries
          Incorporated to Leigh J. Abrams confirming compensation arrangement.

10.135 Description of split-dollar life insurance plan for certain executive officers.

10.139 Guaranty Agreement between Drew Industries, Inc. and BBT dated June 21, 1993.

10.140    Credit Agreement dated as of July 30, 1993 among Drew
          Industries Incorporated, Kinro, Inc., Leslie-Locke, Inc. and Chemical Bank.

10.141 $15,000,000 Revolving Note of Kinro, Inc. to Chemical Bank dated July 30, 1993.

10.142 $15,000,000 Revolving Note of Leslie-Locke, Inc. to Chemical Bank dated July 30, 1993.

10.143 Pledge and Security Agreement dated as of July 30, 1993 between Drew Industries Incorporated and Chemical Bank.

10.144 Patent and Trademark Security Assignment (As Collateral) dated as of July 30, 1993 between Kinro, Inc. and Chemical Bank.

10.145    $15,000,000 Intercompany Notes from Drew Industries
          Incorporated to Kinro, Inc. and Leslie-Locke, Inc., and from Kinro, Inc. and Leslie-Locke, Inc. to Drew Industries
          Incorporated dated July 30, 1993.

10.146 Form of Plan and Agreement of Distribution between Leslie Building Products, Inc. and Drew Industries Incorporated dated July 29, 1994.

10.147 Form of Shared Services Agreement between Leslie Building Products, Inc. and Drew Industries Incorporated dated
          July 29, 1994.

10.148 Form of Tax Matters Agreement between Leslie Building Products, Inc. and Drew Industries Incorporated dated July 29, 1994.

10.149 Credit Agreement dated July 29, 1994 among Drew Industries Incorporated, Kinro, Inc. and Chemical Bank.

10.150    Pledge Agreement dated as of July 29, 1994 made by Drew
          Industries Incorporated in favor of Chemical Bank.

10.151 Asset Purchase Agreement, dated February 15, 1996, by and among Shoals Supply, Inc., Lecil V. Thomas, and Drew
          Industries Incorporated.

10.152 Non-Negotiable Promissory Note, dated February 15, 1996, of Shoals Acquisition Corp., to the order of Shoals Supply, Inc. in the principal amount of $760,000, guaranteed by Drew
          Industries Incorporated.

10.153 Bill of Sale, dated February 15, 1996 by and between Shoals Supply, Inc. and Drew Industries Incorporated.

10.154 Registration Rights Agreement, dated February 15, 1996, by and among Drew Industries Incorporated, Shoals Supply, Inc., and Lecil V. Thomas.

10.155 Consulting and Non-Competition Agreement, dated February 15, 1996, by and between Drew Industries Incorporated and Lecil V. Thomas.

10.156    Leases, dated February 15, 1996, between Thomas Family
          Partnership, Ltd. and Shoals Acquisition Corp.

10.157 Employment Bonus Agreements, dated February 15, 1996, by and between Shoals Supply, Inc. and the employees named therein.

10.158 Assignment, dated February 15, 1996, by and among Shoals Supply, Inc., Lecil V. Thomas and Drew Industries Incorporated.

     Exhibit 10.27 is incorporated by reference to the Exhibits bearing the same number indicated on the Registration Statement of Drew National Corporation on Form S-1 (Registration No. 2-72492).

     Exhibit 10.39 is incorporated by reference to the Exhibit included in the Annual Report of Drew National Corporation on Form 10-K for the fiscal year ended August 31, 1983.

     Exhibits 10.47 and 10.49 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated September 6, 1985.

     Exhibits 10.56-10.59 and 10.66 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

     Exhibit 10.91 is incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

     Exhibit 10.100 is incorporated by reference to Exhibit A to the Proxy Statement of the Company dated May 10, 1995.

     Exhibit 10.122 is incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K, dated November 28, 1990.

     Exhibits 10.123-10.130 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated December 23, 1991.

     Exhibits 10.131 and 10.132 are incorporated by reference to the Exhibits included in Amendment No. 5 on Form 8, dated October 20, 1992, to the Company's Current Report on Form 8-K dated January 9, 1987.

     Exhibit 10.134 is incorporated by reference to the Exhibit bearing the same number included in the Company's Transition Report on Form 10-K for the period September 1, 1992 to December 31, 1993.

     Exhibit 10.135 is incorporated by reference to the Exhibit bearing the same number included in the Company's Transition Report on Form 10-K for the period September 1, 1992 to December 31, 1993.

     Exhibits 10.139-10.145 are incorporated by reference to the Exhibits bearing the same number included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     Exhibits 10.146-10.148 are incorporated by reference to the Exhibits bearing numbers 10.1, 10.3 and 10.4, respectively, included in Post-Effective amendment No. 1 on Form 10/A, dated August 30, 1994, to the Registration Statement of Leslie Building Products, Inc. on Form 10 (Registration No. 0-24094).

     Exhibits 10.149 and 10.150 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Exhibits 10.151 - 10.158 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated February 29, 1996.

13.       1995 Annual Report to Stockholders.

          Exhibit 13 is filed herewith.                             ____________

21.       Subsidiaries

          Exhibit 21 is filed herewith.                             ____________

23.       Consent of Independent Auditors.

          Exhibit 23 is filed herewith.                             ____________

24.       Powers of Attorney.

          Powers of Attorney of persons signing this Report are included as part of this Report.

27.       Financial Data Schedule

          Exhibit 27 is filed herewith and included in the EDGAR document only.

                        Report of Independent Auditors

The Board of Directors
Drew Industries Incorporated

Under date of February 19, 1996, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 as contained on pages 13 through 26 in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related schedule as listed in Item 14. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG Peat Marwick LLP
Stamford, Connecticut
February 19, 1996

                                       DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      (in thousands)

COLUMN A                                              COLUMN B               COLUMN C              COLUMN D       COLUMN E
--------                                              --------      -------------------------      --------       --------
                                                                             Additions
                                                                    -------------------------
                                                     Balance At     Charged To     Charged To                    Balance At
                                                      Beginning      Costs and        Other                          End
                                                      Of Period      Expenses       Accounts      Deductions      Of Period
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
   Allowance for doubtful accounts
     receivable, trade                                  $197           $ 74                        $   5(a)         $266
   Reserve for liquidation losses -
     disposal of businesses                                9                                                           9
   Reserve for revaluation of loans                      319             15                                          334
   Reserve for notes receivable                          533             46                         (113)(b)         692

YEAR ENDED DECEMBER 31, 1994:
   Allowance for doubtful accounts
     receivable, trade                                  $177           $ 17                        $  (3)(a)        $197
   Reserve for liquidation losses -
     disposal of businesses                                9                                                           9
   Reserve for revaluation of loans                      304             15                                          319
   Reserve for notes receivable                          564            144                          175(b)          533

YEAR ENDED DECEMBER 31, 1993
   Allowance for doubtful accounts
     receivable, trade                                  $135           $ 37                        $  (5)(a)        $177
   Reserve for liquidation losses -
     disposal of businesses                                9                                                           9
   Reserve for revaluation of loans                      620             27                          343(c)          304
   Reserve for notes receivable                          780            144                          360(b)          564

------------
(a) Represents accounts written-off net of recoveries.
(b) Represents writeoff of uncollectible portion of notes, net of recoveries
(c) Represents a $180,000 increase in valuation of loans as a result of sale of collateral and a reduction in the reserve of $163,000 as a result of a foreclosure.