Form 10-Q
period 1996-03-31
DREW INDUSTRIES INCORPORATED
filed 1996-05-14
CIK 763744

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: MARCH 31, 1996

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          ACT OF 1934

     For the transition period from _________________ to _________________
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

                                          Yes    XX         No
                                               ------          ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,532,518 shares of common stock as of May 3, 1996.

                 DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                                  (UNAUDITED)


                        ------------------------------


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

    CONSOLIDATED STATEMENTS OF INCOME                                    3

    CONSOLIDATED BALANCE SHEETS                                          4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-9

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                10-12
      CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION                                             13
 Item 1
 Item 6


SIGNATURES                                                              14

                         DREW INDUSTRIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1996         1995
- --------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                               $34,114       $25,363
Cost of sales (Note 3)                                   25,330        18,247
                                                        -------       -------
  Gross profit                                            8,784         7,116

Selling, general and administrative expenses              4,342         3,672
                                                        -------       -------
  Operating profit                                        4,442         3,444

Interest expense, net                                        47            42
                                                        -------       -------
  Income before income taxes                              4,395         3,402

Provision for income taxes                                1,729         1,333
                                                        -------       -------
    Net income                                          $ 2,666       $ 2,069
                                                        =======       =======
Net income per common share                             $   .51       $   .42
                                                        =======       =======

Weighted average common shares outstanding                5,239         4,934
                                                        =======       =======





  The accompanying notes are an integral part of these consolidated financial statements.

                        DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                     March 31,
                                                 -----------------  December 31,
                                                   1996     1995        1995
- --------------------------------------------------------------------------------
(In thousands, except shares and per
share amounts)

ASSETS
Current assets
    Cash and short term investments              $ 1,015   $   245     $ 4,028
    Accounts receivable, trade, less
     allowance for doubtful accounts               9,188     4,910       4,165
    Inventories (Note 3)                          17,047    10,355      11,024
    Prepaid expenses and other current assets      1,688     1,385       1,521
                                                 -------   -------     -------
        Total current assets                      28,938    16,895      20,738

Fixed assets, net                                  8,227     4,273       5,594
Goodwill, net (Note 2)                            12,070       188         319
Other assets                                       1,172     1,481       1,580
                                                 -------   -------     -------
        Total assets                             $50,407   $22,837     $28,231
                                                 =======   =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable, including current maturities
     of long-term debt and other long-term
     liabilities                                 $   661   $   169     $   128
    Accounts payable, trade                        6,238     2,994       3,511
    Accrued expenses and other current
     liabilities                                   9,811     7,946       8,279
                                                 -------   -------     -------
        Total current liabilities                 16,710    11,109      11,918

Long-term indebtedness (Note 4)                    5,592     1,200
Other long-term liabilities                        1,633       412         311
                                                 -------   -------     -------
        Total liabilities                         23,935    12,721      12,229
                                                 -------   -------     -------

Commitments and Contingencies (Note 5)

Stockholders' equity (Note 3)
    Common stock, par value $.01 per share:
       authorized 20,000,000 shares; issued
       5,572,393 shares at March 1996,
       4,947,008 shares at March 1995 and
       4,999,644 shares at December 1995              56        49          50

    Paid-in capital                               16,901     8,692       9,103
    Retained earnings                              9,863     1,444       7,197
                                                 -------   -------     -------
                                                  26,820    10,185      16,350

    Treasury stock, at cost - 39,875 shares at
       March 1996, 15,700 shares at March 1995
       and 39,875 shares at December 1995           (348)      (69)       (348)
                                                 -------   -------     -------
        Total stockholders' equity                26,472    10,116      16,002
                                                 -------   -------     -------
Total liabilities and stockholders' equity       $50,407   $22,837     $28,231
                                                 =======   =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1996        1995
- -------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
    Net income                                             $  2,666    $ 2,069
    Adjustments to reconcile income from continuing
      operations cash flows provided by operating
      activities:
       Depreciation and amortization                            343        191
       Changes in assets and liabilities (excluding
        acquisition):
        Accounts receivable, net                             (2,059)    (1,814)
        Inventories                                             802        154
        Prepaid expenses and other assets                       402        602
        Accounts payable, accrued expenses and other
         current liabilities                                  1,155      1,570
                                                           --------    -------
        Net cash flows provided by operating activities       3,309      2,772
                                                           --------    -------

Cash flows from investing activities:
    Capital expenditures                                     (1,763)      (112)
    Acquisition of net assets and business of Shoals
      Supply, Inc.                                           (9,856)
                                                           --------    -------
        Net cash flows used for investing activities        (11,619)      (112)
                                                           --------    -------

Cash flows from financing activities:
    Acquisition loan from Chemical Bank                       5,982
    Proceeds from line of credit with Chemical Bank           1,850      3,900
    Repayments under line of credit with Chemical Bank       (2,832)    (6,200)
    Repayments of term loans                                    (30)      (559)
    Exercise of stock options                                   304         29
    Acquisition of treasury stock                                          (54)
    Other                                                        23
                                                           --------    -------
        Net cash flows provided by (used for) financing
          activities                                          5,297     (2,884)
                                                           --------    -------

        Net decrease in cash                                 (3,013)      (224)

Cash and short-term investments at beginning of period        4,028        469
                                                           --------    -------
Cash and short-term investments at end of period           $  1,015    $   245
                                                           ========    =======

Supplemental disclosure of cash flows information:
      Cash paid during the period for:
        Interest on debt                                   $     17    $    80
        Income taxes                                       $    317    $   105


  The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                         Retained     Total
                              Common  Treasury  Paid-in  Earnings  Stockholders'
                               Stock    Stock   Capital  (Deficit)    Equity
- -------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1995     $50    $(348)   $ 9,103    $7,197     $16,002

Net income for three months
  ended March 31, 1996                                      2,666       2,666
Issuance of 27,790 shares of
  common stock pursuant to
  stock option plan                                 222                   222
Income tax benefit relating
  to issuance of common stock
  upon exercise of stock
  options                                            82                    82
Issuance of 544,959 shares of
  common stock in connection
  with the acquisition of the
  assets and business of
  Shoals Supply, Inc.             6               7,494                 7,500
                                ---    -----    -------    ------     -------

Balance - March 31, 1996        $56    $(348)   $16,901    $9,863     $26,472
                                ===    =====    =======    ======     =======



  The accompanying notes are an integral part of these consolidated financial statements.

                         DREW INDUSTRIES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   Basis of Presentation

     The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.


     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year balances have been reclassified to conform with the current year presentation.


2.   Acquisition

     On February 15, 1996, the Company acquired the assets and business of Shoals Supply, Inc., ("Shoals"), a privately-owned Alabama corporation which manufactures, refurbishes and distributes new and used axles, tires and chassis components for the manufactured housing industry. Shoals had 1995 net sales of approximately $56 million.

     The consideration for the acquisition was 544,959 shares of common stock of Drew Industries having a value of $7.5 million, cash at closing of $1,225,000, and a note for $760,000 payable over 5 years. In addition, the Company assumed $7.5 million of Shoals' bank debt and certain operating liabilities. The acquisition was financed with $3,225,000 of the Company's short-term investments and a $6 million acquisition loan from Chemical Bank.

     The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $11,809,000, which is being amortized over 30 years.

     The results of the acquired business have been included in the Company's consolidated statements of income beginning February 16, 1996. The following pro forma condensed consolidated results of operations, however, assumes that the acquisition had occurred at the beginning of 1995. The unaudited pro forma data below is not necessarily indicative of the future results of operations of the combined operations (in thousands, except per share amount):


                                                  Pro Forma Year End
                                                  December 31, 1995
                                                  ------------------
                                                     (unaudited)

                Net sales                              $155,827
                                                       ========
                Net income                             $  9,425
                                                       ========
                Net income per common share            $   1.72
                                                       ========
                Average common shares outstanding         5,492
                                                       ========

                         DREW INDUSTRIES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




     Shoals contributed operating profit of $440,000 and net income of approximately $180,000 on net sales of $7,347,000 for the month and a half since its acquisition by the Company on February 15, 1996.


3.   Inventories

     Inventories are valued at the lower of cost (using the last-in, first-out method, and the first-in, first-out method for Shoals Supply, Inc., which was acquired on February 15, 1996) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

     Quarterly inventories valued on the last-in, first-out method are based on an annual determination of quantities and costs as of the previous year-end. Therefore, such quarterly inventory valuations are based on estimates.


4.   Long-Term Indebtedness

     At March 31, 1996, there were no outstanding borrowings under the Company's $6 million credit agreement with Chemical Bank which matures on July 29, 1997 and is secured by substantially all assets of the Company. The entire $6.0 million line of credit was available for borrowings for general corporate purposes. Interest is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 2.25% over the LIBO rate. Pursuant to the Agreement, the Company is required to maintain minimum net worth, working capital, and income levels, and meet certain other financial requirements typical to secured borrowing arrangements. In addition, for the term of the loan, the Company will be prohibited from declaring or paying dividends without the prior written consent of the lender. Borrowings under the line of credit in March 1995, aggregating $1,200,000, were classified as long-term since such borrowings were less than an estimate of the minimum amount of borrowings expected to be available during the subsequent year.

     In connection with the acquisition of Shoals, pursuant to a separate acquisition loan, Chemical Bank advanced $5,982,000 to the Company which was paid down to $5,000,000 at March 31, 1996. The unpaid balance of this advance will be refinanced in approximately three months. The Company has the availability under its $6 million credit agreement to refinance this advance, and accordingly, such advance has been classified as long-term debt at March 31, 1996.



5.   Contingencies

     Effective July 29, 1994, the Company spun off to its stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc. ("Leslie-Locke") the Company's former home improvement building products segment.

                         DREW INDUSTRIES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




     On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.6 million are substantially all accrued product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

     On May 6, 1996, the Company and its subsidiary, Kinro, Inc. were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by Drew, that Drew and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Drew and Leslie-Locke which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys' fees, of which up to approximately $8.4 million is sought from Drew. Management believes that the trustee's allegations are without merit and have no basis in fact. Drew and Kinro deny any liability for any amount claimed and will vigorously defend against the allegations. Management believes it has substantial and meritorious defenses, however, an estimate of potential loss, if any, cannot be made at this time.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     The Company, through its wholly-owned subsidiaries Kinro, Inc. ("Kinro") and Shoals Supply, Inc. ("Shoals") manufactures and markets i) windows, axles, tires and chassis parts for manufactured housing, ii) windows and doors for recreational vehicles ("RV's") and (iii) to a lesser extent, windows for mini-buses.

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

     Shoals, which was acquired by Drew on February 15, 1996, and is under the management umbrella of Kinro, manufactures, refurbishes and distributes new and used axles and tires and chassis parts for the manufactured housing industry. Shoals operates five domestic factories located in four states.


RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 1996 increased 34% over the same period last year. The current quarter's sales include Shoals sales from February 15, 1996, the date that Shoals was acquired by the Company. Excluding Shoals, the Company's sales (consisting of Kinro's sales) increased 6% for the quarter. The increase in Kinro's net sales resulted from the sales of manufactured housing products which increased 13% for the three months. Such increase, which exceeds the industry-wide increase in shipments of manufactured homes, is volume related including the continuing growth in sales of Kinro's new vinyl window along with greater demand for storm windows. Net sales of the RV division decreased 8% for the three months compared to a 6% industry-wide decrease in shipments of RV's. Industry projections of shipments of RV categories supplied by Kinro indicate a decline of 5% in 1996 and an increase in 1997.

     Operating profit increased 29% to $4,442,000 for the quarter ended March 1996. Included in the current quarter's operating profit are the results of Shoals for the month and a half since acquisition. Excluding Shoals, operating profit increased 17%. Kinro's margin improved over last year as a result of the stabilization of raw material prices and, to a lesser extent, a reduction in labor and overhead costs. Selling, general and administrative expenses, again excluding Shoals, increased 8% for the quarter primarily as a result of the increase in sales.

     Shoals contributed operating profit of $440,000 and net income of approximately $180,000 on net sales of $7,347,000 for the month and a half since its acquisition by the Company on February 15, 1996.


Interest Expense, Net

     Interest expense, net approximates the 1995 quarter's interest. Prior to the February 15, 1996 acquisition of Shoals, Drew received interest income on the its short-term investments. After the acquisition, Drew incurred interest expense on its acquisition debt.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, there were no outstanding borrowings under the Company's $6 million credit agreement with Chemical Bank which matures on July 29, 1997 and is secured by substantially all assets of the Company. The entire $6.0 million line of credit was available for borrowings for general corporate purposes. Interest is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 2.25% over the LIBO rate.

     In connection with the acquisition of Shoals, pursuant to a separate acquisition loan, Chemical Bank advanced $5,982,000 to the Company which was paid down to $5,000,000 at March 31, 1996. The unpaid balance of this advance will be refinanced in approximately three months.

     The Statements of Cash Flows reflect the following:

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1996          1995
- --------------------------------------------------------------------------------
(In thousands)

Cash flows provided by operating activities              $  3,309      $ 2,772
Cash flow used for investing activities                  $(11,619)     $  (112)
Cash flows provided by (used for) financing activities   $  5,297      $(2,884)


     Net cash provided by operating activities for the quarter ended March 31, 1996 was $3.3 million compared to $2.8 million for the quarter ended March 31, 1995. Accounts receivable reflect seasonal increases of $2.1 million and $1.8 million in 1996 and 1995, respectively. Inventories increased $.8 million in 1996 primarily as a result of the increased sales volume. Payables increased $1.2 million and $1.6 million in the 1996 and 1995 quarters, respectively. These changes in current assets and liabilities do not include the value of the assets and liabilities acquired in connection with the Shoals acquisition.

     Cash flows used for investing activities are primarily the cost of the Shoals acquisition as well as capital expenditures, which were $1.8 million for the 1996 quarter and are expected to be approximately $7 million for the year.

     Cash flows provided by (used for) financing activities results from funds borrowed and common stock issued for the acquisition of Shoals in 1996 as well as debt repayments from operating cash flow offset by funds provided by the exercise of employees' stock options and the income tax benefits provided therefrom. Debt was increased by $7.4 million and reduced $2.9 million for the quarters ended March 31, 1996 and 1995, respectively.

     Effective July 29, 1994, the Company spun off to stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc. ("Leslie-Locke") the Company's home improvement building products segment.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



     On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.6 million are substantially all accrued product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

     On May 6, 1996, the Company and its subsidiary, Kinro, Inc. were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by Drew, that Drew and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Drew and Leslie-Locke which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys' fees, of which up to approximately $8.4 million is sought from Drew. Management believes that the trustee's allegations are without merit and have no basis in fact. Drew and Kinro deny any liability for any amount claimed and will vigorously defend against the allegations. Management believes it has substantial and meritorious defenses, however, an estimate of potential loss, if any, cannot be made at this time.



INFLATION

     The prices of raw materials, consisting primarily of aluminum and glass, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Aluminum prices had been volatile and average 1995 prices were substantially higher than they were in 1994. Prices have stabilized since the middle of 1995. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At March 31, 1996 the Company had no futures contracts outstanding.

                         DREW INDUSTRIES INCORPORATED
                          Part II - Other Information





Item 1 - Legal Proceedings

     On May 6, 1996, the Company was served with a Summons and Complaint in an adversary proceeding entitled In re White Metal Rolling and Stamping Corp., Debtor, Alan Nisselson, Chapter 7 Trustee of White Metal Rolling and Stamping Corp., Plaintiff vs. Drew Industries , Inc., Leslie-Locke, Inc., Leslie Building Products, Inc. and Kinro, Inc. pending in the United States Bankruptcy Court, Southern District of New York (Adversary Proceeding No. 96/961 8544A). See Note 5 of Notes to Consolidated Financial Statements for a description of this proceeding.



Item 6 - Exhibits and Reports on Form 8-K

     On February 29, 1996, and amended on April 29, 1996, Registrant filed a current report on Form 8-K wherein Registrant reported in Item 2 the acquisition of substantially all the assets and the business, and assumed certain liabilities, of Shoals Supply, Inc.

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


May 9, 1996