Form 10-Q
period 1996-06-30
DREW INDUSTRIES INCORPORATED
filed 1996-08-13
CIK 763744

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: JUNE 30, 1996

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

                      Yes  XX         No
                           --             --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,333,676 shares of common stock as of July 31, 1996.

             DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

               INDEX TO FINANCIAL STATEMENTS FILED WITH
              QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 1996

                              (UNAUDITED)


                                                                       Page

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME                               3

         CONSOLIDATED BALANCE SHEETS                                     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                           5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                 6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7-9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           10-12
           CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION                                             13
     Item 1

SIGNATURES                                                              14

                     DREW INDUSTRIES INCORPORATED
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)



                                                              Six Months Ended                Three Months Ended
                                                                   June 30,                        June 30,
                                                             ------------------               ------------------
                                                             1996          1995               1996          1995

(In thousands, except per share amounts)

Net sales                                                  $ 82,444      $ 50,793           $ 48,330      $ 25,430
Cost of sales (Note 3)                                       61,728        36,792             36,398        18,545
                                                           --------      --------           --------      --------
     Gross profit                                            20,716        14,001             11,932         6,885
Selling, general and administrative expenses                  9,869         7,266              5,527         3,594
                                                           --------      --------           --------      --------
     Operating profit                                        10,847         6,735              6,405         3,291

Interest expense, net                                           142            45                 95             3
                                                           --------      --------           --------      --------
     Income before income taxes                              10,705         6,690              6,310         3,288
Provision for income taxes                                    4,224         2,611              2,495         1,278
                                                           --------      --------           --------      --------

        Net income                                         $  6,481      $  4,079           $  3,815      $  2,010
                                                           ========      ========           ========      ========

Net income per common share                                $   1.21      $   .83            $    .70      $    .41
                                                           ========      ========           ========      ========

Weighted average common shares outstanding                    5,337         4,940              5,483         4,946
                                                           ========      ========           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                       3

                         DREW INDUSTRIES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                        June 30,           December 31,
                                                                                   ------------------
                                                                                   1996          1995          1995
(In thousands, except shares and per share amounts)
ASSETS
Current assets
     Cash and short term investments                                             $    560      $  1,323      $  4,028
     Accounts receivable, trade, less allowance for
       doubtful accounts                                                            9,582         4,992         4,165
     Inventories (Note 3)                                                          17,661         9,636        11,024
     Prepaid expenses and other current assets                                      1,907         1,453         1,521
                                                                                 --------      --------      --------

        Total current assets                                                       29,710        17,404        20,738

Fixed assets, net                                                                   9,564         4,556         5,594
Goodwill, net (Note 2)                                                             12,045           176           319
Other assets                                                                        1,077         1,368         1,580
                                                                                 --------      --------      --------

        Total assets                                                             $ 52,396      $ 23,504      $ 28,231
                                                                                 ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable, including current maturities of long-
       term debt and other long-term liabilities                                 $    305      $    151      $    128
     Accounts payable, trade                                                        7,482         2,171         3,511
     Accrued expenses and other current liabilities                                10,536         8,545         8,279
                                                                                 --------      --------      --------
        Total current liabilities                                                  18,323        10,867        11,918

Long-term indebtedness (Note 4)                                                     4,961
Other long-term liabilities                                                         1,614           380           311
                                                                                 --------      --------      --------
        Total liabilities                                                          24,898        11,247        12,229
                                                                                 --------      --------      --------
Commitments and Contingencies (Note 5)

Stockholders' equity
     Common stock, par value $.01 per share: authorized
       20,000,000 shares; issued 5,573,551 shares at June 1996,
       4,974,221 shares at June 1995 and 4,999,644  shares at
       December 1995                                                                   56            49            50
     Paid-in capital                                                               16,912         8,888         9,103
     Retained earnings                                                             13,678         3,454         7,197
                                                                                 --------      --------      --------

                                                                                   30,646        12,391        16,350
     Treasury stock, at cost - 239,875 shares at June 1996, 21,700
       shares at June 1995 and 39,875 shares at December 1995                      (3,148)         (134)         (348)
                                                                                 --------      --------      --------
        Total stockholders' equity                                                 27,498        12,257        16,002
                                                                                 --------      --------      --------

Total liabilities and stockholders' equity                                       $ 52,396      $ 23,504      $ 28,231
                                                                                 ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                         DREW INDUSTRIES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June  30,
                                                                                               1996            1995
(In thousands)
Cash flows from operating activities:
     Net income                                                                             $   6,481       $   4,079
     Adjustments to reconcile net income to cash flows
       provided by operating activities:
        Depreciation and amortization                                                             782             385
        Changes in assets and liabilities (excluding acquisition):
           Accounts receivable, net                                                            (2,453)         (1,896)
           Inventories                                                                            188             873
           Prepaid expenses and other assets                                                      259             626
           Accounts payable, accrued expenses and other current liabilities                     3,052           1,346
                                                                                            ---------       ---------
           Net cash flows provided by operating activities                                      8,309           5,413
                                                                                            ---------       ---------

Cash flows from investing activities:
     Capital expenditures                                                                      (3,411)           (556)
     Acquisition of net assets and business of Shoals Supply, Inc.                            (10,268)
                                                                                            ---------       ---------

           Net cash flows used for investing activities                                       (13,679)           (556)
                                                                                            ---------       ---------

Cash flows from financing activities:
     Acquisition loan from Chase Manhattan Bank                                                 5,982
     Proceeds from line of credit with Chase Manhattan Bank                                     9,125           9,450
     Repayments under line of credit and acquisition loan with Chase Manhattan Bank           (10,707)        (13,450)
     Repayments of term loans                                                                     (62)           (109)
     Exercise of stock options                                                                    315             225
     Acquisition of treasury stock                                                             (2,800)           (119)
     Other                                                                                         49
                                                                                            ---------       ---------

           Net cash flows provided by (used for) financing activities                           1,902         (4,003)
                                                                                            ---------       ---------

           Net (decrease) increase in cash                                                     (3,468)            854

Cash and short-term investments at beginning of period                                          4,028             469
                                                                                            ---------       ---------
Cash and short-term investments at end of period                                            $     560       $   1,323
                                                                                            =========       =========


Supplemental disclosure of cash flows information:
     Cash paid during the period for:
           Interest on debt                                                                 $     129       $     114
           Income taxes                                                                     $   4,330       $   1,921

The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                         DREW INDUSTRIES INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                             Total
                                                       Common     Treasury      Paid-in     Retained     Stockholders'
                                                       Stock        Stock       Capital     Earnings        Equity
(In thousands, except shares)
Balance - December 31, 1995                           $    50     $  (348)     $   9,103    $  7,197     $  16,002
Net income for six months ended
   June 30, 1996                                                                               6,481         6,481
Issuance of 28,948 shares of common stock
   pursuant to stock option plan                                                     228                       228
Income tax benefit relating to issuance of
   common stock upon exercise of stock options                                        87                        87
Issuance of 544,959 shares of common stock
   in connection with the acquisition of the assets
   and business of Shoals Supply, Inc.                      6                      7,494                     7,500
Purchase of 200,000 shares of treasury stock                       (2,800)                                  (2,800)
                                                      -------     -------      ---------    --------     ---------

Balance - June 30, 1996                               $    56     $(3,148)     $  16,912    $ 13,678     $  27,498
                                                      =======     =======      =========    ========     =========

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

         In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.       Acquisition

         On February 15, 1996, the Company acquired the assets and business of

Shoals Supply, Inc., ("Shoals"), a privately-owned Alabama corporation which manufactures, refurbishes and distributes new and used axles, tires and chassis components for the manufactured housing industry. Shoals had 1995 net sales of approximately $56 million.

         The consideration for the acquisition was 544,959 shares of common stock of the Company having a value of $7.5 million, cash of $1,555,000, and a note for $760,000 payable over 5 years. In addition, the Company assumed $7.5 million of Shoals' bank debt and certain operating liabilities. The acquisition was financed with $3,225,000 of the Company's short-term investments and a $6 million acquisition loan from Chase Manhattan Bank (formerly Chemical Bank).

         The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $11,893,000, which is being amortized over 30 years.

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

                                                            Pro Forma Year End
                                                            December 31, 1995
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
                                                                  ========

                         DREW INDUSTRIES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         On June 28, 1996, the Company paid $2.8 million for the repurchase of 200,000 shares of its common stock issued in connection with the acquisition of Shoals.

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

4.       Long-Term Indebtedness

         At June 30, 1996, there were outstanding borrowings of $4,400,000 under the Company's $6 million credit agreement with Chase Manhattan Bank (formerly Chemical Bank) which matures on July 29, 1997 and is secured by substantially all the assets of the Company. In connection with the acquisition of Shoals on February 15. 1996, pursuant to an acquisition loan separate from the Company's $6 million credit agreement, Chase Manhattan Bank advanced $5,982,000 to the Company which had been repaid by June 30, 1996.

5.       Contingencies

         Effective July 29, 1994, the Company spun off to its stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), the Company's former home improvement building products segment.

         On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.6 million are substantially all accrued product liability costs. While the Company was named as a defendant in certain product liability actions, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal.

         On May 6, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to the Company and Leslie-Locke which were preferential and are recoverable by White Metal. The complaint,

                         DREW INDUSTRIES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys' fees, of which up to approximately $8.4 million is sought from the Company. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Kinro deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and there will be no material adverse impact on its financial statements.

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

         Kinro is one of the leading producers of windows for manufactured homes in the United States. Kinro also manufactures windows and doors for RV's. Many of the producers of manufactured homes, to whom Kinro sells windows, also manufacture RV's. Kinro's products are manufactured in nine plants located in geographic areas throughout the United States and one subcontract operation in Juarez, Mexico, which provide it with access to its major markets. A tenth plant is currently under construction.

         Shoals, which was acquired by the Company on February 15, 1996, and is under the management umbrella of Kinro, manufactures, refurbishes and distributes new and used axles and tires and chassis parts used to transport manufactured homes. Shoals operates five domestic factories located in four states.


RESULTS OF OPERATIONS

         Net sales for the six months and quarter ended June 30, 1996 increased 62% and 90%, respectively, over the same period last year. Sales for the current year include Shoals' sales from February 15, 1996, the date that Shoals was acquired by the Company. Excluding Shoals, the Company's sales (consisting of Kinro's sales) increased 13% and 20% for the six months and quarter, respectively. The increase in Kinro's net sales resulted both from the sales of manufactured housing products which increased 17% for the six months and 21% for the quarter, as well as the sales of RV products which increased 4% for the six months and 19% for the quarter. Such increases, which exceed the industry-wide increases in shipments of manufactured homes and RV's are volume related. Year-to-date industry-wide shipments of manufactured homes are 11% ahead of last year and shipments of RV's of the types supplied by Kinro are 1% ahead of last year. However, in the most recent quarter shipments of such RV's increased 7% over the comparable period last year.

         Operating profit increased 61% to $10,847,000 for the six months and 95% to $6,405,000 for the quarter ended June 1996. Included in the current year's period operating profit are the results of Shoals since February 15, 1996, the date that Shoals was acquired by the Company. Excluding Shoals, operating profit increased approximately 35% for the six months and 53% for the quarter ended June 30, 1996. Kinro's margin improved over last year as a result of the stabilization of raw material prices and, to a lesser extent, a reduction in labor and overhead costs. Selling, general and administrative expenses, again excluding Shoals, increased 18% and 29%, respectively for the six months and quarter ended June 30, 1996 as a result of the increased sales and profits.


Interest Expense, Net

         Interest expense, net increased $97,000 for the six months ended June 30, 1996 over the six months ended June 30, 1995 as the funding required for the acquisition of Shoals on February 15, 1996 was partially offset by cash flow from operations.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had short-term investments of $3.5 million and no bank debt. Such short-term investments were used to finance a portion of the February 15, 1996 acquisition of Shoals. The acquisition price consisted of $10.3 million of cash and assumed bank debt, and 544,959 shares of common stock of the Company valued at $7.5 million. The balance of the purchase price was financed with the proceeds of a separate $6 million acquisition loan from Chase Manhattan Bank (formerly Chemical Bank) which was repaid by June 30, 1996. On June 28, 1996, 200,000 shares of the stock were repurchased from the seller of Shoals for $2.8 million, which was financed by the Company's existing line of credit.

         At June 30, 1996, there were outstanding borrowings of $4,400,000 under the Company's $6 million credit agreement with Chase Manhattan Bank which matures on July 29, 1997 and is secured by substantially all assets of the Company. The line of credit, of which $1.6 million is available at June 30, 1996, is adequate for the Company's anticipated needs. Interest is payable at
 .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 2.25% over the LIBO rate.

         The Statements of Cash Flows reflect the following:


                                                           Six Months Ended
                                                               June 30,
                                                           ----------------
                                                             1996     1995
(In thousands)

Cash flows provided by operating activities              $   8,309  $  5,413
Cash flow used for investing activities                  $ (13,679) $   (556)

Cash flows provided by (used for) financing activities   $   1,902  $ (4,003)

         Net cash provided by operating activities, which do not include the value of the assets and liabilities acquired in connection with the Shoals acquisition, was $8.3 million for the six months ended June 30, 1996 compared to $5.4 million for the six months ended June 30, 1995. Accounts receivable reflected seasonal increases of $2.5 million and $1.8 million in 1996 and 1995, respectively. Inventories decreased marginally in 1996 despite the increased sales volume. Payables increased $3.1 million and $1.3 million in the 1996 and 1995 periods, respectively.

         Cash flows used for investing activities are primarily the $10.3 million cost of the Shoals acquisition as well as capital expenditures, which were $3.4 million for the 1996 period. Capital expenditures are expected to approximate $7 million for the year which is more than the aggregate capital expenditures for the previous four years. Such capital expenditures are primarily for the construction of two new plants and the purchase of related machinery and equipment.

         Cash flows provided by (used for) financing activities include funds borrowed for the acquisition of Shoals in February 1996, as well as the repurchase from the seller of Shoals of 200,000 shares of treasury stock for $2.8 million on June 28, 1996. Such borrowings were offset by debt repayments from operating cash

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

flow and exercise of employees' stock options. Debt was increased by $5.1 million and reduced $4.1 million for the six months ended June 30, 1996 and 1995, respectively.

         Effective July 29, 1994, the Company spun off to stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc.
("Leslie-Locke"), the Company's home improvement building products segment.

         On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.6 million are substantially all accrued product liability costs. Although the Company was named as a defendant in certain product liability actions, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal.

         On May 6, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products, Inc. and its subsidiary, Leslie-Locke were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to the Company and Leslie-Locke which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys' fees, of which up to approximately $8.4 million is sought from the Company. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Kinro deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and there will be no material adverse impact on its financial statements.


INFLATION

         The prices of raw materials, consisting primarily of aluminum and glass, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Aluminum prices had been volatile and average 1995 prices were substantially higher than they were in 1994. Prices have stabilized since the middle of 1995. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At June 30, 1996 the Company had no futures contracts outstanding.

                         DREW INDUSTRIES INCORPORATED
                          Part II - Other Information

Item 1 - Legal Proceedings

         On May 6, 1996, the Company was served with a Summons and Complaint in an adversary proceeding entitled In re White Metal Rolling and Stamping
                                    --------------------------------------
Corp., Debtor, Alan Nisselson, Chapter 7 Trustee of White Metal Rolling and
- ---------------------------------------------------------------------------
Stamping Corp., Plaintiff vs. Drew Industries, Inc., Leslie-Locke, Inc.,
- ------------------------------------------------------------------------
Leslie Building Products, Inc. and Kinro, Inc. pending in the United States
- ----------------------------------------------
Bankruptcy Court, Southern District of New York (Adversary Proceeding No. 96/961 8544A). See Note 5 of Notes to Consolidated Financial Statements for a description of this proceeding.
                                      13

                         DREW INDUSTRIES INCORPORATED
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DREW INDUSTRIES INCORPORATED
                                           Registrant

                                           By  /s/ Fredric M. Zinn
                                               -----------------------
                                           Fredric M. Zinn
                                           Principal Financial Officer
August 12, 1996
                                      14