Form 10-Q
period 1996-09-30
DREW INDUSTRIES INCORPORATED
filed 1996-11-12
CIK 763744

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1996

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

                          Yes    XX         No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,354,229 shares of common stock as of October 25, 1996.

                 DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                          DREW INDUSTRIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                         Nine Months Ended                Three Months Ended
                                                           September 30,                     September 30,
                                                         1996          1995               1996          1995
                                                         ----          ----               ----          ----

(In thousands, except per share amounts)

Net sales                                              $127,259    $   75,540            $44,815     $  24,747
Cost of sales (Note 3)                                   95,416        54,905             33,688        18,113
                                                     ----------      --------          ---------      --------

     Gross profit                                        31,843        20,635             11,127         6,634
Selling, general and administrative expenses             14,821        10,826              4,952         3,560
                                                     ----------      --------          ---------      --------

     Operating profit                                    17,022         9,809              6,175         3,074

Interest (expense) income, net                             (239)           25                (97)           70
                                                     ----------      --------          ---------      --------

     Income before income taxes                          16,783         9,834              6,078         3,144
Provision for income taxes                                6,622         3,837              2,398         1,226
                                                     ----------      --------          ---------      --------

        Net income                                   $   10,161      $  5,997          $   3,680      $  1,918
                                                     ==========      ========          =========      ========


Net income per common share                          $     1.90      $   1.21          $     .69      $    .39
                                                     ==========      ========          =========      ========


Weighted average common shares outstanding                5,340         4,944              5,343         4,953
                                                     ==========      ========          =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                                     September 30,          December 31,
                                                                                  1996          1995            1995
                                                                                  ----          ----            ----
(In thousands, except shares and per share amounts)
ASSETS
Current assets
     Cash and short term investments                                            $     385     $   5,822      $  4,028
     Accounts receivable, trade, less allowance for
       doubtful accounts                                                            8,951         5,088         4,165
     Inventories (Note 3)                                                          21,694         9,073        11,024
     Prepaid expenses and other current assets                                      1,977         1,360         1,521
                                                                                    -----         ------        ------

        Total current assets                                                       33,007        21,343        20,738

Fixed assets, net                                                                  10,220         4,507         5,594
Goodwill, net (Note 2)                                                             11,824           165           319
Other assets                                                                        1,280         1,207         1,580
                                                                                    -----        ------        ------

        Total assets                                                            $  56,331     $  27,222      $ 28,231
                                                                                =========     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable, including current maturities of long-
       term debt and other long-term liabilities                                $     282     $     136      $    128
     Accounts payable, trade                                                        7,453         3,286         3,511
     Accrued expenses and other current liabilities                                12,427         9,341         8,279
                                                                                ---------     ---------      --------
        Total current liabilities                                                  20,162        12,763        11,918

Long-term indebtedness (Note 4)                                                     2,972
Other long-term liabilities                                                         1,755           343           311
                                                                                ---------     ---------      --------

        Total liabilities                                                          24,889        13,106        12,229
                                                                                ---------     ---------      --------

Commitments and Contingencies (Note 5)


Stockholders' equity
     Common stock, par value $.01 per share: authorized 20,000,000 shares;
       issued 5,593,604 shares at September 1996, 4,992,354 shares at September
       1995 and 4,999,644 shares at
       December 1995                                                                   56            50            50
     Paid-in capital                                                               17,176         9,042         9,103
     Retained earnings                                                             17,358         5,372         7,197
                                                                                ---------     ---------      --------
                                                                                   34,590        14,464        16,350
     Treasury stock, at cost - 239,875 shares at September 1996, 39,850
       shares at September 1995 and 39,875 shares at December 1995                 (3,148)         (348)         (348)
                                                                                   ------       -------       -------
        Total stockholders' equity                                                 31,442        14,116        16,002
                                                                                ---------     ---------      --------

Total liabilities and stockholders' equity                                        $56,331        $27,222       $28,231
                                                                                  =======        =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                               1996           1995
                                                                                               ----           ----
(In thousands)
Cash flows from operating activities:
     Net income                                                                               $10,161        $  5,997
     Adjustments to reconcile net income to cash flows
       provided by operating activities:
        Depreciation and amortization                                                           1,192             584
        Gain on sale of fixed assets                                                              (26)
        Changes in assets and liabilities (excluding acquisition):
           Accounts receivable, net                                                            (1,839)         (1,992)
           Inventories                                                                         (3,704)          1,436
           Prepaid expenses and other assets                                                      (89)            854
           Accounts payable, accrued expenses and other current liabilities                     4,850           3,257
                                                                                             --------        --------
           Net cash flows provided by operating activities                                     10,545          10,136
                                                                                             --------        --------

Cash flows from investing activities:
     Capital expenditures                                                                      (4,952)           (669)
     Sale of fixed assets                                                                         861
     Acquisition of net assets and business of Shoals Supply, Inc.                            (10,268)
                                                                                             --------        --------

           Net cash flows used for investing activities                                       (14,359)           (669)
                                                                                             --------        --------

Cash flows from financing activities:
     Acquisition loan from Chase Manhattan Bank                                                 5,982
     Proceeds from line of credit with Chase Manhattan Bank                                    16,150           9,450
     Repayments under line of credit and acquisition loan with Chase Manhattan Bank           (19,682)        (13,450)
     Repayments of term loans                                                                     (94)           (161)
     Exercise of stock options                                                                    579             380
     Acquisition of treasury stock                                                             (2,800)           (333)
     Other                                                                                         36
                                                                                             --------        --------

           Net cash flows provided by (used for) financing activities                             171          (4,114)

                                                                                             --------        --------

           Net (decrease) increase in cash                                                     (3,643)          5,353

Cash and short-term investments at beginning of period                                          4,028             469
                                                                                             --------        --------
Cash and short-term investments at end of period                                             $    385        $  5,822
                                                                                             ========        ========

Supplemental disclosure of cash flows information: Cash paid during the period for:
           Interest on debt                                                                  $    197        $    130
           Income taxes                                                                      $  6,436        $  3,467



The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                             Total
                                                                                                         Stockholders'
                                                       Common     Treasury      Paid-in     Retained        Equity
                                                       ------     --------      -------     --------        ------
(In thousands, except shares)

Balance - December 31, 1995                           $    50   $    (348)    $   9,103     $  7,197       $ 16,002

Net income for nine months ended
   September 30, 1996                                                                         10,161         10,161
Issuance of 49,001 shares of common stock
   pursuant to stock option plan                                                    386                         386
Income tax benefit relating to issuance of
   common stock upon exercise of stock options                                      193                         193
Issuance of 544,959 shares of common stock
   in connection with the acquisition of the assets
   and business of Shoals Supply, Inc.                      6                     7,494                       7,500
Purchase of 200,000 shares of treasury stock                       (2,800)                                   (2,800)
                                                      -------    --------     ---------     --------       --------

Balance - September 30, 1996                          $    56    $ (3,148)    $  17,176     $ 17,358       $31,442
                                                      =======    ========     =========     ========       =======


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

         In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.       Acquisition

         On February 15, 1996, the Company acquired the assets and business of Shoals Supply, Inc., ("Shoals"), a privately-owned Alabama corporation which is a supplier of products used to transport manufactured homes. Shoals manufactures new axles and chassis parts, refurbishes used axles, and distributes new and refurbished tires. Shoals had 1995 net sales of approximately $56 million.

         The consideration for the acquisition was 544,959 shares of common stock of the Company having a value of $7.5 million, cash of $1.6 million and a note for $760,000 payable over 5 years. In addition, the Company assumed $7.5 million of Shoals' bank debt and certain operating liabilities. The acquisition was financed primarily with $3.2 million of the Company's short-term investments and a $6 million acquisition loan from Chase Manhattan Bank (formerly Chemical Bank).

         The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $11,778,000, which is being amortized over 30 years.

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

                                                       Pro Forma Year End
                                                       December 31, 1995
                                                          (unaudited)
                                                          -----------
                  Net sales                               $  155,827
                                                          ==========
                  Net income                              $    9,425
                                                          ==========
                  Net income per common share             $     1.72
                                                          ==========
                  Average common shares outstanding            5,492
                                                          ==========
                                       7

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

4.       Long-Term Indebtedness

         At September 30, 1996, there were outstanding borrowings of $2,450,000 under the Company's $6 million credit agreement with Chase Manhattan Bank (formerly Chemical Bank) which matures on January 31, 1999 and is secured by the accounts receivable of the Company. In connection with the acquisition of Shoals on February 15. 1996, pursuant to an acquisition loan separate from the Company's $6 million credit agreement, Chase Manhattan Bank advanced $5,982,000 to the Company which had been repaid by September 30, 1996.

5.       Contingencies


         Effective July 29, 1994, the Company spun off to its stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), the Company's former home improvement building products segment.

         On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.7 million are substantially all accrued product liability costs. Although the Company was named as a defendant in certain product liability actions, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal.

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



which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys' fees, of which up to approximately $8.4 million is sought from the Company. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Kinro deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that there will be no material adverse impact on the Company's financial condition or results of operations.

                          DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




         The Company, through its wholly-owned subsidiaries Kinro, Inc. ("Kinro") and Shoals Supply, Inc. ("Shoals") manufactures and markets (i) windows, axles, tires and chassis parts for manufactured housing, (ii) windows and doors for recreational vehicles ("RV's") and (iii) to a lesser extent, windows for mini-buses.

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

         Shoals, which was acquired by the Company on February 15, 1996, and is under the management umbrella of Kinro, is a supplier of products used to transport manufactured homes. Shoals manufactures new axles and chassis parts, refurbishes used axles, and distributes new and refurbished tires. Shoals operates five domestic factories located in four states.


RESULTS OF OPERATIONS

         Net sales for the nine months and quarter ended September 30, 1996 increased 68% and 81%, respectively, over the same period last year. Sales for the current year include Shoals' sales from February 15, 1996, the date that Shoals was acquired by the Company. Excluding Shoals, the Company's sales (consisting of Kinro's sales) increased 14% for the nine months and 16% for the quarter. The increase in Kinro's net sales resulted both from the sales of manufactured housing products which increased 17% for the nine months and 18% for the quarter, as well as the sales of RV products which increased 7% for the nine months and 11% for the quarter. Such increases, which exceed the industry-wide increases in shipments of manufactured homes and RV's are volume related . Year-to-date industry-wide shipments of manufactured homes are 10% ahead of last year and shipments of RV's of the types supplied by Kinro are 1% ahead of last year.

         Operating profit increased 74% to $17,022,000 for the nine months and 101% to $6,175,000 for the quarter ended September 1996. Included in the current year's period operating profit are the results of Shoals since February 15, 1996, the date that Shoals was acquired by the Company. Excluding Shoals, operating profit increased approximately 42% for the nine months and 58% for the quarter ended September 30, 1996. Kinro's gross margin improved over last year as a result of the stabilization of raw material prices and, to a lesser extent, a reduction in labor and overhead costs. Selling, general and administrative expenses, again excluding Shoals, increased 18% for both the nine months and quarter ended September 30, 1996 as a result of the increased sales and profits.

Interest Expense, Net

         Interest expense, net increased $264,000 for the nine months ended

September 30, 1996 over the nine months ended September 30, 1995 as a result of the funding required for the acquisition of Shoals and capital expenditures, partially offset by cash flow from operations.

                          DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had short-term investments of $3.5 million and no bank debt. Such short-term investments were used to finance a portion of the February 15, 1996 acquisition of Shoals. The acquisition price consisted of $10.3 million of cash and assumed bank debt, and 544,959 shares of common stock of the Company valued at $7.5 million. The balance of the purchase price was financed with the proceeds of a separate $6 million acquisition loan from Chase Manhattan Bank (formerly Chemical Bank) which was repaid by September 30, 1996. On June 28, 1996, 200,000 shares of the Drew common stock were repurchased from the seller of Shoals for $2.8 million, which was financed by the Company's existing line of credit.

         At September 30, 1996, there were outstanding borrowings of $2,450,000 under the Company's $6 million credit agreement with Chase Manhattan Bank which matures on January 31, 1999 and is secured by the accounts receivable of the Company. The line of credit, of which $3.5 million is available at September 30, 1996, is adequate for the Company's anticipated needs. Interest is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 2.25% over the LIBO rate.

         The Statements of Cash Flows reflect the following:




                                                                    Nine Months Ended
                                                                      September 30
                                                                 1996             1995
                                                                 ----             ----
(In thousands)

Cash flows provided by operating activities                    $    10,545      $   10,136

Cash flows used for investing activities                       $   (14,359)     $     (669)
Cash flows provided by (used for) financing activities         $       171      $   (4,114)


         Net cash provided by operating activities, which do not include the value of the assets and liabilities acquired in connection with the Shoals acquisition, was $10.5 million for the nine months ended September 30, 1996 compared to $10.1 million for the nine months ended September 30, 1995. Accounts receivable reflected seasonal increases of $1.8 million and $2.0 million in 1996 and 1995, respectively. Inventories increased $3.7 million in 1996 compared to a reduction of $1.4 million in 1995 reflecting an inventory buildup primarily to accommodate increased sales. Accounts payable, accrued expenses and other current liabilities increased $4.9 million and $3.3 million in the 1996 and 1995 periods, respectively.

         Cash flows used for investing activities are primarily the $10.3 million cost of the Shoals acquisition as well as capital expenditures, which were $5.0 million for the 1996 period. Capital expenditures are expected to approximate $7 million for the year which is more than the aggregate capital expenditures for the previous four years. Such capital expenditures are primarily for the construction of two new plants and the purchase of related machinery and equipment.

                          DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




         Cash flows provided by (used for) financing activities include funds borrowed for the acquisition of Shoals in February 1996, as well as the repurchase from the seller of Shoals of 200,000 shares of treasury stock for $2.8 million on June 28, 1996. Such borrowings were offset by debt repayments from operating cash flow and exercise of employees' stock options. Debt was increased by $3.2 million and reduced $4.2 million for the nine months ended September 30, 1996 and 1995, respectively.

         Effective July 29, 1994, the Company spun off to stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc.
("Leslie-Locke"), the Company's home improvement building products segment.

         On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.7 million are substantially all accrued product liability costs. Although the Company was named as a defendant in certain product liability actions, the

Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal.

         On May 6, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products, Inc. and its subsidiary, Leslie-Locke were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to the Company and Leslie-Locke which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys' fees, of which up to approximately $8.4 million is sought from the Company. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Kinro deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that there will be no material adverse impact on the Company's financial condition or results of operations.


INFLATION

         The prices of raw materials, consisting primarily of aluminum, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain of these commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At September 30, 1996 the Company had no futures contracts outstanding.

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

November 11, 1996