Form 10-K
period 1996-12-31
DREW INDUSTRIES INCORPORATED
filed 1997-03-28
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Year End                             Commission File Number
       December 31, 1996                                   0-13646

                          DREW INDUSTRIES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      13-3250533
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 17, 1997) was $88,441,534.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 17, 1997) was 9,151,171 shares of Common Stock, adjusted for two-for-one split payable March 21, 1997.

                       Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 1996 is incorporated by reference into Items 6, 7 and 8 of Part II.

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 13, 1997 is incorporated by reference into Part III.

================================================================================

Item 1. BUSINESS

Introduction

      Drew Industries Incorporated ("Drew" or the "Company"), through its wholly-owned subsidiaries, Kinro, Inc., ("Kinro"), manufactures and markets aluminum and vinyl windows for manufactured homes, and aluminum windows and doors for recreational vehicles; and through its wholly-owned subsidiary, Shoals Supply, Inc. ("Shoals"), manufactures and distributes new axles and chassis parts, and distributes refurbished axles and new and refurbished tires, for the manufactured housing industry.

      The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York 10601; telephone number (914) 428-9098.

      In connection with the spin-off of Leslie Building Products, Inc., and its wholly owned subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), by the Company, which was effective on July 29, 1994, the Company and Leslie Building Products entered into a Shared Services Agreement. Pursuant to the Shared Services Agreement, the Company and Leslie Building Products agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company is reimbursed by Leslie Building Products for the fair market value of such services. The Shared Services Agreement expires on December 31, 1997 but may be extended.

                               BUSINESS OF THE COMPANY

      Kinro, acquired by the Company in October 1980, initially manufactured only aluminum primary and storm windows for the manufactured housing industry. Since 1982, Kinro acquired additional manufacturers of aluminum windows for manufactured housing and manufacturers of doors and windows for recreational vehicles, and developed its own capacity to manufacture screens for its window products, and to a lesser extent, manufactures windows for mini buses. In 1993, Kinro commenced production of vinyl windows in addition to aluminum windows.

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

      Kinro's operations consist primarily of fabricating and assembling the components into the finished windows, doors and screens. Kinro also tempers glass for use in its own windows and for sale to other window manufacturers. Kinro's line of products is sold by eleven sales personnel, working exclusively for Kinro and Shoals, to major builders of manufactured housing, such as Clayton Homes, Inc., Oakwood Homes Corporation and Redman


                                      Page -2-

Industries, Inc., and to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Inc., Thor Industries, Inc., and Skyline Corporation.

      Kinro's operations are conducted at ten manufacturing and warehouse facilities located in Mansfield, Texas; Double Springs, Alabama; Liberty, North Carolina; Thomasville, Georgia; Morraine, Ohio; Goshen (two facilities) and Elkhart, Indiana; Fontana, California; and Dayton, Tennessee; as well as a Maquilodora operation in Juarez, Mexico. In addition, Kinro is currently constructing a third facility in Goshen, Indiana.

      Shoals, acquired by the Company in February 1996, manufactures and distributes new axles and chassis parts, and distributes refurbished axles and new and refurbished tires, for the manufactured housing industry.

      Manufactured homes are transported by producers to dealers via roadway on steel chassis which are fitted with axles and tires sufficient in number to support the weight of the home. When the home is installed at the site, the axles and tires are removed by the dealer. Regulations promulgated by the United States Housing and Urban Development Authority ("HUD") require the axles to be inspected after each use and refurbished or, if necessary, replaced. Shoals purchases from dealers, and repairs and refurbishes, used axles and tires, and markets the reconditioned axles and tires to producers of manufactured homes. In addition, Shoals manufactures and distributes new axles and chassis parts, and distributes new tires, to producers of manufactured homes.

      Shoals competes with a number of regional suppliers of refurbished axles and tires, as well as several manufacturers of new axles, certain of which are larger than Shoals. Although definitive information is not readily available, the Company believes that Shoals is among the three largest suppliers of refurbished axles within the United States. Shoals competes on the basis of price, customer service, product quality, and reliability.

      Raw materials used by Shoals, consisting primarily of fabricated steel parts for new axles and chassis parts, are either fabricated by Shoals or purchased from suppliers. Fabricated parts and new tires are readily available from a number of sources. Used axles and tires, which are refurbished by Shoals, are purchased from dealers of manufactured homes, and their availability is subject to competitive pricing.

      Shoals products are sold by one sales person, working exclusively for Shoals, and five of Kinro's sales personnel, to major producers of manufactured homes in the southeastern and southcentral United States, such as Fleetwood Enterprises, Inc., Oakwood Homes Corporation and Clayton Homes, Inc. Shoals operations are conducted at five facilities located in Bear Creek and Phil Campbell, Alabama; Rockwell, North Carolina; Elm Mott, Texas; and Maynardsville, Tennessee.

      In accordance with regulations promulgated by HUD, refurbished axle assemblies distributed by Shoals are reconditioned in accordance with a detailed Quality Control Program formulated by an independent inspection agency. Shoals' compliance with the Quality Control Program is monitored by the inspection agency on a monthly basis. All expenses of formulating the program, inspection, and monitoring are paid for by Shoals. In addition, new and refurbished tires distributed by Shoals are subject to regulations promulgated by the United States Department of Transportation Federal Highway Administration and by HUD relating to weight tolerance, maximum speed, size, and components. Kinro's and Shoals' operations are also subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.

      The Company believes that Kinro and Shoals are currently operating in compliance with applicable laws and regulations, and does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on Kinro's or Shoals' capital expenditures, earnings or competitive position.


                                      Page -3-

Recent Events

      On February 13, 1997, the Company's Board of Directors approved a two-for-one stock split by means of 100% stock dividend on its Common Stock. The stock split was effective on March 21, 1997, for stockholders of record on March 4, 1997. Assuming the exercise of all options, prior to the stock split and the purchase of shares from Edward W. Rose, III discussed below, the Company had approximately 5,676,000 shares outstanding, and following the stock split and purchase of shares, the Company has approximately 9,752,000 shares outstanding.

      On February 13, 1997, the Company announced that it would purchase from Edward W. Rose, III, Chairman of the Board of the Company, 800,000 shares of the Company's Common Stock, representing approximately 15% of the Company's outstanding stock and 50% of the Company's shares owned by Mr. Rose, at a price of $26 per share. The purchase price was paid by a short-term promissory note of the Company in the amount of $20.8 million bearing interest at 7% per annum (the "Purchase Note").

      Before giving effect to the purchase, Mr. Rose owned beneficially and of record 1,641,740 pre-split shares of the Company's Common Stock, and owned beneficially a partial interest in an additional 86,200 pre-split shares held in retirement accounts, representing an aggregate of 32.2% of the Company's outstanding shares. After giving effect to the purchase and the stock split, Mr. Rose continues to own beneficially and of record 1,683,480 shares, and continues to beneficially own a partial interest in the additional 172,400 shares, representing an aggregate of 20.3% of the Company's outstanding shares. Members of Mr. Rose's immediate family continue to beneficially own an additional 258,000 shares, in which Mr. Rose disclaims any beneficial interest.

      Mr. Rose intends to remain active in management of the Company and to continue as Chairman of the Board. Mr. Rose's decision to sell a portion of his shares was motivated by his interest to diversify his investments. The long-term increase in the price of the Company's stock resulted in Mr. Rose's investment in the Company constituting a disproportionate share of his net assets. Purchase of Mr. Rose's shares was advantageous to the Company because the purchase price was below the market price, and the repurchase was accretive to earnings per share.

      The Company has received a commitment letter from Chase Manhattan bank to increase Drew's line of credit to $40 million, of which approximately $21 million will be utilized to repurchase Mr. Rose's shares and the balance will be used for potential acquisitions and working capital.

Employees

      The approximate number of persons employed full-time by the Company at December 31, 1996 was as follows:

                        Drew.......................       6
                        Kinro......................   1,031
                        Shoals.....................     275
                                                      -----
                           Total..................    1,312
                                                      =====

      None of the Company's or its subsidiaries' employees are represented by a union. The Company and its subsidiaries believe that relations with its employees are good.


                                      Page -4-

Item 2. PROPERTIES

      Drew leases its principal executive offices in White Plains, New York, consisting of approximately 2,800 square feet of office space.

      Kinro owns four and leases six manufacturing and warehouse facilities consisting of an aggregate of approximately 725,000 square feet, in Mansfield, Texas; Double Springs, Alabama; Liberty, North Carolina; Thomasville, Georgia; Morraine, Ohio; Goshen (two facilities) and Elkhart, Indiana; Fontana, California; and Dayton, Tennessee; and leases its corporate offices in Arlington, Texas consisting of approximately 8,500 square feet of office space. Kinro is currently constructing a third manufacturing and warehouse facility, consisting of 104,000 square feet, on land owned by Kinro in Goshen, Indiana.

      Shoals owns one and leases four manufacturing and warehouse facilities consisting of an aggregate of approximately 200,000 square feet in Bear Creek and Phil Campbell, Alabama; Rockwell, North Carolina; Elm Mott, Texas; and Maynardsville, Tennessee.

      See Note 10 of Notes to Consolidated Financial Statements with respect to the Company's lease obligations as of December 31, 1996.

Item 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

      See Note 6 of Notes to Consolidated Financial Statements with respect to certain product liability claims pending against White Metal Rolling and Stamping Corp. ("White Metal"), a subsidiary of Leslie-Locke, arising in connection with the ladder manufacturing business formerly conducted by White Metal. Although the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal.

      See Note 6 of Notes to Consolidated Financial Statements with respect to the filing by White Metal, on September 30, 1994, of a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $8.4 million is sought, jointly and severally, from the Company, Kinro, Leslie Building Products and Leslie-Locke. The proceeding is based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $900,000. The Company denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that such defense will not have a material adverse impact on the Company's financial condition or results of operations.


                                      Page -5-

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1996.

       Name                  Position

      Leigh J. Abrams        President, Chief Executive Officer and Director of
         (Age 54)            the Company since March 1984.

      Edward W. Rose, III    Chairman of the Board of Directors of the Company
         (Age 55)            since March 1984.

      David L. Webster       Director of the Company since March 1984.
         (Age 61)

      James F. Gero          Director since May 1992.
         (Age 51)

      Gene H. Bishop         Director since June 1995.
         (Age 67)

      Fredric M. Zinn        Chief Financial Officer of the Company since
         (Age 45)            January 1986.

      Harvey J. Kaplan       Secretary and Treasurer of the Company since
         (Age 62)            March 1984.

   LEIGH J. ABRAMS has also been President, Chief Executive Officer and a Director of Leslie Building Products since July 1994.

   EDWARD W. ROSE, III, for more than the past five years, has been President and principal stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as Co-Managing General Partner of the Texas Rangers Baseball Team and as a director of the following public companies: Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc. engaged in check cashing services. Since July 1994, Mr. Rose has been Chairman of the Board of Leslie Building Products.

   DAVID L. WEBSTER, since November 1980, has been President and Chief Executive Officer of Kinro, Inc., a subsidiary of the Company, and Chairman of Kinro, Inc. since November 1984. Mr. Webster has also been President and Chief Executive Officer of Shoals Supply, Inc., a subsidiary of the Company, since its acquisition in February 1996.

   JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following public


                                      Page -6-
companies: Recognition Equipment, Inc., engaged in providing hardware, software and services to automate work processing systems; American Medical Electronics, Inc., engaged in manufacturing and distributing orthopedic and neurosurgical medical devices; and Spar Aerospace Ltd., engaged in space robotics, communications equipment and aerospace products and services. Since July 1994, Mr. Gero has been a Director of Leslie Building Products.

   GENE H. BISHOP, from March 1975 until July 1990, was Chief Executive Officer of MCorp, a bank holding company, and from October 1990 to November 1991, was Vice Chairman and Chief Financial Officer of Lomas Financial Corporation, a financial services company. From November 1991 until his retirement in October 1994, Mr. Bishop served as Chairman and Chief Executive Officer of Life Partners Group, Inc., a life insurance holding company, of which he continues to serve as a director. Mr. Bishop also serves as a director of the following publicly-owned companies: First USA, Inc., engaged in the credit card business; Liberte-Investors, engaged in real estate loans and investments; Southwest Airlines Co., a regional airline; and Southwestern Public Service Company, a public utility.

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

   Based on its review of the copies of such forms received by it, the Company believes that during 1996 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 1995 other than Edward W. Rose, III a Director) were complied with, except that Gene H. Bishop, a director of the Company, inadvertently filed late with respect to an aggregate of 800 shares of the Common Stock of the Company purchased for his children.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Per Share Market Price Information

   The Common Stock of the Company is traded on the American Stock Exchange (symbol: DW). On February 26, 1997, there were 2,369 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

   The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the American Stock Exchange since February 8, 1995, and by the National Association of Securities Dealers ("NASD") prior to February 8, 1995. The prices set forth below for the period prior to February


                                      Page -7-

8, 1995 represent quotations between dealers, without adjustment for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                                             High     Low
      Calendar 1995
          Quarter ended March 31.........................   $ 5.25   $ 4.19
          Quarter ended June 30..........................   $ 6.56   $ 5.19
          Quarter ended September 30.....................   $ 6.94   $ 5.75
          Quarter ended December 31......................   $ 8.19   $ 6.32

      Calendar 1996
          Quarter ended March 31 ........................   $ 8.00   $ 6.75
          Quarter ended June 30..........................   $ 9.25   $ 7.32
          Quarter ended September 30.....................   $12.32   $ 8.38
          Quarter ended December 31......................   $13.62   $10.62

      The closing price per share for the Common Stock on February 26, 1997 was $13.62.

      All of the above prices have been retroactively adjusted to reflect the two-for-one split effective March 21, 1997 to stockholders of record on March 4, 1997.

Dividend Information

      The Company has not paid any cash dividends on its Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors.

      The Company's dividend policy is subject to restrictions contained in financing agreements relating to its secured line of credit, which provide that dividends upon the Common Stock may be payable only with the consent of the lender. See Note 8 of Notes to Consolidated Financial Statements.

      On February 13, 1997, the Company declared a two-for-one stock split by means of a 100% stock dividend, payable on March 21, 1997 to stockholders of record on March 4, 1997.

Item 6. SELECTED FINANCIAL DATA, Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to Selected Financial Data, Financial Review, and Consolidated Financial Statements and Notes to Consolidated Financial Statements, respectively, in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 13, 1997.

                                    Page -8-

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON  FORM 8-K

          (a)  Documents Filed

               (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

               (2)   Schedules. Schedule II - Valuation and Qualifying
                     Accounts.

               (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

          (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.


                                      Page -9-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DREW INDUSTRIES INCORPORATED



Date: March 24, 1997                   By:   /s/Leigh J. Abrams
                                          -----------------------------------
                                           Leigh J. Abrams, President

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

Date                 Signature                     Title
----                 ---------                     -----

March 24, 1997       By:/s/Leigh J. Abrams         Director, President and Chief
                        ---------------------      Executive Officer
                         (Leigh J. Abrams)

March 24, 1997       By:/s/Harvey J. Kaplan        Secretary and Treasurer
                        ---------------------
                         (Harvey J. Kaplan)

March 24, 1997       By:/s/Fredric M. Zinn         Chief Financial Officer
                        ---------------------
                         (Fredric M. Zinn)

March 24, 1997       By:/s/John F. Cupak           Controller
                        ---------------------
                         (John F. Cupak)

March 24, 1997       By:/s/Edward W. Rose, III     Director
                        ---------------------
                         (Edward W. Rose, III)

March 24, 1997       By:/s/David L. Webster        Director
                        ---------------------
                         (David L. Webster)

March 24, 1997       By:/s/James F. Gero           Director
                        ---------------------
                         (James F. Gero)

March 24, 1997       By:/s/Gene H. Bishop          Director
                        ---------------------
                         (Gene H. Bishop)


                                    Page -10-

                         Report of Independent Auditors

The Board of Directors
Drew Industries Incorporated


Under date of February 12, 1997, except for the first paragraph of Note 14, which is as of March 21, 1997, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained on pages 10 through 19 in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG Peat Marwick LLP


Stamford, Connecticut
February 12, 1997


                                    Page -11-

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


COLUMN A                                 COLUMN B           COLUMN C           COLUMN D     COLUMN E
--------                                 --------   -----------------------    --------     --------
                                                           Additions
                                                    -----------------------
                                        Balance At  Charged To   Charged To                 Balance At
                                        Beginning    Costs and     Other                       End
                                        Of Period    Expenses     Accounts    Deductions    Of Period
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts
    receivable, trade                    $  266        $23         $30(a)      $  11(b)        $308
  Reserve for liquidation losses -
    disposal of businesses                    9                                                  9
  Reserve for revaluation of loans          334         27                                     361
  Reserve for notes receivable              692        (321)                    (127)(c)       498

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts
    receivable, trade                    $  197        $74                     $   5(b)        $266
  Reserve for liquidation losses -
    disposal of businesses                    9                                                   9
  Reserve for revaluation of loans          319         15                                      334
  Reserve for notes receivable              533         46                      (113)(c)        692

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts
    receivable, trade                    $  177        $17                     $  (3)(b)       $197
  Reserve for liquidation losses -
    disposal of businesses                    9                                                   9
  Reserve for revaluation of loans          304         15                                      319
  Reserve for notes receivable              564        144                       175(c)         533

(a) Represents balance at date of acquisition of Shoals Supply, Inc.
(b) Represents accounts written-off net of recoveries.
(c) Represents write-off of uncollectible portion of notes, net of recoveries.


                                     Page -12-

                                    EXHIBIT INDEX


Exhibit                                                          Sequentially
Number    Description                                            Numbered Page

3.        Articles of Incorporation and By-laws.

3.1       Drew Industries Incorporated Restated Certificate of
          Incorporation.

3.2       Drew Industries Incorporated By-laws, as amended.

      Exhibit 3.1 is incorporated by reference to Exhibit III to the Proxy Statement-Prospectus constituting Part I of the Drew National Corporation and Drew Industries Incorporated Registration Statement on Form S-14 (Regis tration No. 2-94693).

      Exhibit 3.2 is incorporated by reference to the Exhibit bearing the same number included in the Annual Report of Drew Industries Incorporated on Form 10-K for the fiscal year ended August 31, 1985.

10        Material Contracts.

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

10.66 Employment Agreement by and between Kinro, Inc. and David L. Webster, dated March 31, 1996.

10.91 Lease between Kinro, Inc. and 1700 Industry Associates, dated April 30, 1987.

10.100    Drew Industries Incorporated Stock Option Plan.


                                     Page -13-

10.122 Guaranty and Non-competition Agreement given by Drew Industries Incorporated and Leslie-Locke, Inc., in favor of R.D. Werner Co., Inc., dated as of November 23, 1990.

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


                                     Page -14-

10.155 Consulting and Non-Competition Agreement, dated February 15, 1996, by and between Drew Industries Incorporated and Lecil V. Thomas.

10.156 Leases, dated February 15, 1996, between Thomas Family Partnership, Ltd. and Shoals Acquisition Corp.

10.157 Employment Bonus Agreements, dated February 15, 1996, by and between Shoals Supply, Inc. and the employees named therein.

10.158 Assignment, dated February 15, 1996, by and among Shoals Supply, Inc., Lecil V. Thomas and Drew Industries Incorporated.

10.159 Stock Purchase and Pledge Agreement and Non-Negotiable Promissory Note, dated March 7, 1997 by and between Drew Industries Incorporated and Edward W. Rose, III.

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

      Exhibits 10.56-10.59 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

      Exhibit 10.66 is filed herewith.

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


                                     Page -15-

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

      Exhibits 10.151 - 10.158 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated February 29, 1996.

      Exhibit 10.159 is filed herewith.

13.   1996 Annual Report to Stockholders.

      Exhibit 13 is filed herewith.

21.   Subsidiaries

      Exhibit 21 is filed herewith.

23.   Consent of Independent Auditors.

      Exhibit 23 is filed herewith.

24.   Powers of Attorney.

      Powers of Attorney of persons signing this Report are included as part of this Report.


                                    Page -16-