Form 10-Q
period 1997-03-31
DREW INDUSTRIES INCORPORATED
filed 1997-05-14
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: MARCH 31, 1997

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

                                Yes |XX| No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,155,810 shares of common stock as of April 30, 1997.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                   (UNAUDITED)

-------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

     CONSOLIDATED STATEMENTS OF INCOME                                        3

     CONSOLIDATED BALANCE SHEETS                                              4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                    5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                          6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7-9

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    10-13
      CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

  Item 6                                                                     14

SIGNATURES                                                                   15

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1997             1996
-------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                              $41,628           $34,114

Cost of sales (Note 3)                                  31,465            25,576
                                                       -------           -------

    Gross profit                                        10,163             8,538

Selling, general and administrative expenses             5,096             4,342
                                                       -------           -------

    Operating profit                                     5,067             4,196

Interest expense, net                                      299                47
                                                       -------           -------
    Income before income taxes                           4,768             4,149

Provision for income taxes                               1,822             1,632
                                                       -------           -------

       Net income                                      $ 2,946           $ 2,517
                                                       =======           =======

Net income per common share                            $   .30           $   .24
                                                       =======           =======

Weighted average common shares outstanding               9,938            10,478
                                                       =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31,
                                                                   ----------------      December 31,
                                                                   1997        1996          1996
-----------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash and short term investments                                   $    287   $  1,015   $ 1,545
   Accounts receivable, trade, less allowance for
     doubtful accounts                                                  8,714      9,188     4,924
   Inventories (Note 3)                                                19,957     18,163    22,686
   Prepaid expenses and other current assets                            2,546      1,688     2,549
                                                                     --------   --------   -------

      Total current assets                                             31,504     30,054    31,704

Fixed assets, net                                                      12,929      8,227    10,865
Goodwill, net (Note 2)                                                 11,483     12,070    11,582
Other assets                                                            1,063      1,172     1,132
                                                                     --------   --------   -------
      Total assets                                                   $ 56,979   $ 51,523   $55,283
                                                                     ========   ========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of long-
    term debt and other long-term liabilities                        $  6,224   $    661   $   276
   Accounts payable, trade                                              4,904      6,238     3,958
   Accrued expenses and other current liabilities                      11,650     10,248    11,332
                                                                     --------   --------   -------
      Total current liabilities                                        22,778     17,147    15,566

Long-term indebtedness (Note 4)                                        15,777      5,592     3,652
Other long-term liabilities                                             1,266      1,633     1,286
                                                                     --------   --------   -------
      Total liabilities                                                39,821     24,372    20,504
                                                                     --------   --------   -------

Commitments and Contingencies (Note 5)

Stockholders' equity (Note 3)
   Common stock, par value $.01 per share: authorized
     20,000,000 shares; issued
     11,230,948 shares at March 1997;
     11,144,786 shares at March 1996 and
     11,202,946 shares at
     December 1996                                                        112        112       112
    Paid-in capital                                                    17,451     16,845    17,218
    Retained earnings                                                  23,543     10,542    20,597
                                                                     --------   --------   -------
                                                                       41,106     27,499    37,927
   Treasury stock, at cost - 2,079,770 shares at March 1997; 79,750
      shares at March 1996 and 479,770 shares at December 1996        (23,948)      (348)   (3,148)
                                                                     --------   --------   -------
       Total stockholders' equity                                      17,158     27,151    34,779
                                                                     --------   --------   -------
       Total liabilities and stockholders' equity                    $ 56,979   $ 51,523   $55,283
                                                                     ========   ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ---------------------
                                                                       1997         1996
-------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income                                                           $  2,946   $  2,517
   Adjustments to reconcile net income to
    cash flows provided by operating activities:
     Depreciation and amortization                                           424        343
     Changes in assets and liabilities (excluding acquisition):
      Accounts receivable, net                                            (3,790)    (2,059)
      Inventories                                                          2,729      1,048
      Prepaid expenses and other assets                                       41        402
      Accounts payable, accrued expenses and other current liabilities     1,254      1,058
                                                                        --------   --------
      Net cash flows provided by operating activities                      3,604      3,309
                                                                        --------   --------

Cash flows from investing activities:
   Capital expenditures                                                   (2,358)    (1,763)
   Acquisition of net assets and business of Shoals Supply, Inc.                     (9,856)
                                                                        --------   --------

      Net cash flows used for investing activities                        (2,358)   (11,619)
                                                                        --------   --------

Cash flows from financing activities:
   Acquisition loan from Chase Manhattan Bank                                         5,982
   Proceeds from line of credit with Chase Manhattan Bank                  9,125      1,850
   Repayments under line of credit with Chase Manhattan Bank             (11,825)    (2,832)
   Repayments of term loans                                                  (79)       (30)
   Exercise of stock options                                                 251        304
   Other                                                                      24         23
                                                                        --------   --------

      Net cash flows provided by (used for) financing activities          (2,504)     5,297
                                                                        --------   --------

      Net decrease in cash                                                (1,258)    (3,013)

Cash and short-term investments at beginning of period                     1,545      4,028
                                                                        --------   --------
Cash and short-term investments at end of period                        $    287   $  1,015
                                                                        ========   ========

Supplemental disclosure of cash flows information:
Cash paid during the period for:
      Interest on debt                                                  $     82   $     17
      Income taxes                                                      $    738   $    317

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                    Total
                                                  Common       Treasury    Paid-in    Retained  Stockholders'
                                                   Stock         Stock     Capital    Earnings     Equity
-------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1996                       $112        $ (3,148)    $17,218    $20,597    $34,779
Net income for three months ended
  March 31, 1997                                                                        2,946      2,946
Issuance of 28,002 shares of common stock
  pursuant to stock option plan                                                174                   174
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                                   77                    77
Expenses of two-for-one split of common stock                                  (18)                  (18)
Purchase of 1,600,000 shares of treasury stock                 (20,800)                          (20,800)
                                                  ----        --------     -------    -------    -------

Balance - March 31, 1997                          $112        $(23,948)    $17,451    $23,543    $17,158
                                                  ====        ========     =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

        In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year expenses and balances have been restated to conform with the current year presentation.

2.      Acquisition

        On February 15, 1996, the Company acquired the assets and business of Shoals Supply, Inc., ("Shoals"), a privately-owned Alabama corporation which is a supplier of products used to transport manufactured homes. Shoals manufactures new axles and chassis parts, refurbishes used axles, and distributes new and refurbished tires.

        The consideration for the acquisition was 1,089,918 shares of common stock of the Company having a value of $7.5 million, cash of $1.6 million and a note for $760,000 payable over 5 years. In addition, the Company assumed $7.5 million of Shoals' bank debt and certain operating liabilities.

        The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $11,757,000, which is being amortized over 30 years.

        The results of the acquired business have been included in the Company's consolidated statements of income beginning February 16, 1996.

        Shoals had 1996 net sales of $65 million, of which $57 million was for the 10 1/2 months since Shoals was acquired by the Company. The following pro forma condensed consolidated results of operations assumes that the acquisition had occurred at the beginning of 1996. The unaudited pro forma data below is not necessarily indicative of the future results of operations of the combined operations (in thousands, except per share amount):

                                                        Pro Forma
                                                    Three Months Ended
                                                      March 31, 1996
                                                      --------------
                                                       (unaudited)
               Net sales                                $ 41,824
                                                        ========
               Net income                               $  2,684
                                                        ========
               Net income per common share              $    .24
                                                        ========
               Average common shares outstanding          11,024
                                                        ========

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.      Inventories

        Inventories are valued at the lower of cost or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

        During the first quarter of 1997, the Company adopted the FIFO method to value inventories for which the LIFO method had previously been utilized for determining cost. The FIFO method will better measure the current value of such inventories, provide a more appropriate matching of revenues and expenses, and conform all inventories of the Company to the same accounting method. Additionally, the change will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in its industry.

        The Company applied this change retroactively which resulted in an increase in retained earnings of $828,000 at January 1, 1996 and $14,000 at January 1, 1997.

        The impact on net income for the three months ended March 31, 1996 was a reduction of $149,000 or $.01 per share.

4.      Long-Term Indebtedness

        At March 31, 1997, there were outstanding borrowings of $450,000 under the Company's $15 million credit agreement with The Chase Manhattan Bank which matures on January 31, 1999 and is secured by the accounts receivable of the Company.

        On February 14, 1997, the Company purchased 1.6 million of its common shares from the Company's Chairman of the Board for $20.8 million. The Company issued a short-term promissory note, bearing interest at 7% per annum, in payment for such shares. In connection therewith, the Company received a commitment letter from The Chase Manhattan Bank to replace its line of credit with a $40 million credit facility of which approximately $21 million will be utilized to pay the promissory note for the purchase of the shares and the balance will be available for working capital and acquisitions. Accordingly $14.9 million of the promissory note has been classified as long-term at March 31, 1997.

5.      Contingencies

        Effective July 29, 1994, the Company spun off to its stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc. ("Leslie-Locke") the Company's former home improvement building products segment.

        On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The net liabilities of White Metal of $3.5

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        The Company, through its wholly-owned subsidiaries Kinro, Inc. ("Kinro") and Shoals Supply, Inc. ("Shoals"), manufactures and markets (i) windows, axles, tires and chassis parts for manufactured housing, (ii) windows and doors for recreational vehicles ("RV's") and (iii) to a lesser extent, windows for mini-buses.

        Kinro is one of the leading producers of windows for manufactured homes in the United States. Kinro also manufactures windows and doors for RV's. Many of the producers of manufactured homes, to whom Kinro sells windows, also manufacture RV's. Kinro's products are manufactured in eleven domestic plants which provide it with access to its major markets. A twelfth facility is currently under construction.

        Shoals, which was acquired by Drew on February 15, 1996, and is under the management umbrella of Kinro, manufactures new axles and chassis parts, refurbishes used axles, and distributes new and refurbished tires. Shoals operates four domestic factories located in four states.

RESULTS OF OPERATIONS

        Net sales for the quarter ended March 31, 1997 increased 22% over the same period last year. The 1996 quarter's sales include Shoals sales from February 15, 1996, the date that Shoals was acquired by the Company. On a pro forma basis, assuming that Shoals had been acquired on January 1, 1996, first quarter 1997 net sales approximated last year's first quarter sales. Sales of manufactured housing products increased 4% on a pro forma basis for the three months. Such increase, which compares to a 4% industry-wide decline in shipments of manufactured homes, is volume related including the continuing growth in sales of Kinro's new vinyl window. The decline in industry shipments is partially offset by the continuing growth of double-wide units resulting in only a .5% decrease in floor shipments. Each section of a manufactured home represents a floor. Net sales of the RV division decreased 10% for the three months compared to a 5% industry-wide increase in shipments of RV's. There has been no significant loss of RV accounts by Kinro, however, the Company's RV operations are concentrated in the Midwest where industry shipments were affected by severe weather conditions.

        Operating profit increased 21% to $5,096,000 for the quarter ended March 1997. Included in the 1996 quarter's operating profit are the results of Shoals for only the month and a half since acquisition. Gross profit percentage for the 1997 quarter is slightly below last year partially because of approximately $300,000 of startup costs in 1997 attributable to Kinro's new plant in Dayton, Tennessee which produces vinyl windows. In addition, the current year includes Shoals, which operates at a lower gross profit percentage than Kinro, for the entire three months while Shoals was only included for 1-1/2 months in the 1996 quarter. Shoals' selling general and administrative expenses, however, are lower than Kinro's. Selling, general and administrative expenses increased 17% for the quarter compared to the 22% increase in sales.

Interest Expense, Net

        Interest expense, net increased $252,000 over the 1996 quarter's interest, primarily a result of the debt incurred in connection with the purchase of 1.6 million shares of the Company's stock from the Company's chairman on February 14, 1997. In addition, debt attributable to the purchase of Shoals was

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

outstanding for only a month and a half in the 1996 quarter. Such increases interest expense were offset by the savings from debt reduction resulting from operating cash flow.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has a $15 million credit agreement with Chase Manhattan Bank which matures on January 31, 1999 and is secured by the accounts receivable of the Company. At March 31, 1997, there were outstanding borrowings of $450,000 under the line of credit. Available additional borrowings for general corporate purposes under this line of credit were $14.5 million. Interest is payable at
 .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 2.25% over the LIBO rate. The interest rate is subject to reduction after one year if certain financial targets are achieved.

        On February 14, 1997, the Company purchased 1.6 million shares of its common stock from the Company's Chairman of the Board for $20.8 million. The Company issued a short-term promissory note, bearing interest at 7% per annum, in payment for such shares. In connection therewith, the Company received a commitment letter from The Chase Manhattan Bank to replace its line of credit with a $40 million credit facility of which approximately $21 million will be utilized to pay the promissory note for the purchase of the shares and the balance will be available for working capital and acquisitions.

        The Statements of Cash Flows reflect the following:

                                                            Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                           1997         1996
-------------------------------------------------------------------------------
(In thousands)

Cash flows provided by operating activities               $ 3,604     $  3,309
Cash flow used for investing activities                   $(2,358)    $(11,619)
Cash flows provided by (used for) financing activities    $(2,504)    $  5,297

        Net cash provided by operating activities for the quarter ended March 31, 1997 was $3.6 million compared to $3.3 million for the quarter ended March 31, 1996, which does do not include the balance of the assets and liabilities of Shoals on February 15, 1996, the date of the acquisition of Shoals. Accounts receivable reflect seasonal increases of $3.8 million and $2.1 million in 1997 and 1996, respectively. Inventories were reduced $2.7 million in 1997 partially as a result of the reduction of the inventory of tires which was higher than typical at December 1996. Payables increased $1.2 million and $1.1 million in the 1997 and 1996 quarters, respectively.

        Capital expenditures for the 1997 quarter are $2.4 million and are expected to approximate $6 to $8 million for the full year. Cash flows used for investing activities for the 1996 quarter are primarily the cost of the Shoals acquisition as well as capital expenditures, which were $1.8 million.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

        Cash flows used for financing activities in the 1997 quarter includes debt reduction of $2.8 million offset by $.3 million of proceeds from the exercise of employees' stock options.

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

INFLATION

        The prices of raw materials, consisting primarily of aluminum, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. The Company currently has futures contracts for 3.6 million pounds at an aggregate cost of $2.6 million, which is approximately current market value.

SUBSEQUENT EVENT

        On May 6, 1997, the Company's subsidiary, Shoals Supply, Inc., acquired the assets and business of Pritt Tire and Axle, Inc. of Bristol, Indiana. Pritt, which refurbishes axles and tires used in the transportation of manufactured homes, will be operated as an additional branch of Shoals. Pritt sales for 1996

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

were $10.7 million. This acquisition furthers the Company's goal to expand Shoals' territory from a southeast regional manufacturer to a national manufacturer.

        The purchase price consisted of cash of $4,450,000 and a three year warrant to purchase 40,000 shares of the common stock of the Company at $11.00 per share. The acquisition is accretive to the Company's earnings. In a separate transaction, Shoals will acquire, from the former owner of Pritt, the manufacturing facility utilized by Pritt.

                          Drew Industries Incorporated
                           Part II - Other Information

Item 6 - Exhibit 18

        Letter re: Change in Accounting Principles

                          DREW INDUSTRIES INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DREW INDUSTRIES INCORPORATED

                                                   Registrant


                                                   By  /s/ Fredric M. Zinn
                                                       ------------------------
                                                   Fredric M. Zinn
                                                   Principal Financial Officer

May 12, 1997