Form 10-Q
period 1997-06-30
DREW INDUSTRIES INCORPORATED
filed 1997-08-13
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

                           Yes  |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,155,810 shares of common stock as of July 28, 1997.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                   (UNAUDITED)

    -----------------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME                                   3

         CONSOLIDATED BALANCE SHEETS                                         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7-10

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               11-15
           CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
     Not applicable

SIGNATURES                                                                  16

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Six Months Ended   Three Months Ended
                                                  June 30,             June 30,
                                               ----------------    -----------------
                                               1997     1996       1997     1996
------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                     $91,829  $82,444    $50,201  $48,330

Cost of sales (Note 3)                         70,584   62,307     39,119   36,731
                                              -------  -------    -------  -------

     Gross profit                              21,245   20,137     11,082   11,599

Selling, general and administrative expenses   10,649    9,869      5,553    5,527
                                              -------  -------    -------  -------

     Operating profit                          10,596   10,268      5,529    6,072

Interest expense, net                             861      142        562       95
                                              -------  -------    -------  -------

     Income before income taxes                 9,735   10,126      4,967    5,977

Provision for income taxes                      3,708    3,995      1,886    2,363
                                              -------  -------    -------  -------

        Net income                            $ 6,027  $ 6,131    $ 3,081  $ 3,614
                                              =======  =======    =======  =======

Net income per common share                   $   .63  $   .57    $   .34  $   .33
                                              =======  =======    =======  =======

Weighted average common shares outstanding      9,602   10,673      9,155   10,966
                                              =======  =======    =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30,
                                                                        -------------------   December 31,
                                                                           1997       1996       1996
-----------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
     Cash and short term investments                                   $  1,379   $    560   $  1,545
     Accounts receivable, trade, less allowance for
       doubtful accounts                                                  9,320      9,582      4,924
     Inventories (Note 3)                                                22,264     18,444     22,686
     Prepaid expenses and other current assets                            2,932      1,907      2,549
                                                                       --------   --------   --------
        Total current assets                                             35,895     30,493     31,704

Fixed assets, net                                                        15,238      9,564     10,865
Goodwill, net (Note 2)                                                   14,443     12,045     11,582
Other assets                                                              1,300      1,077      1,132
                                                                       --------   --------   --------

        Total assets                                                   $ 66,876   $ 53,179   $ 55,283
                                                                       ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable, including current maturities of long-
       term debt and other long-term liabilities                       $  6,972   $    305   $    276
     Accounts payable, trade                                              6,835      7,482      3,958
     Accrued expenses and other current liabilities                      12,218     10,841     11,332
                                                                       --------   --------   --------
        Total current liabilities                                        26,025     18,628     15,566

Long-term indebtedness (Note 4)                                          20,199      4,961      3,652
Other long-term liabilities                                                 385      1,614      1,286
                                                                       --------   --------   --------

        Total liabilities                                                46,609     25,203     20,504
                                                                       --------   --------   --------

Commitments and Contingencies (Note 5)

Stockholders' equity (Notes 2 and 4)
     Common stock, par value $.01 per share: authorized
       20,000,000 shares; issued 11,235,580 shares at June 1997;
       11,147,102 shares at June 1996 and 11,202,946  shares at
       December 1996                                                        112        112        112
     Paid-in capital                                                     17,479     16,856     17,218
     Retained earnings                                                   26,624     14,156     20,597
                                                                       --------   --------   --------
                                                                         44,215     31,124     37,927
     Treasury stock, at cost - 2,079,770 shares at June 1997; 479,750
       shares at June 1996 and 479,770 shares at December 1996          (23,948)    (3,148)    (3,148)
                                                                       --------   --------   --------
        Total stockholders' equity                                       20,267     27,976     34,779
                                                                       --------   --------   --------

        Total liabilities and stockholders' equity                     $ 66,876   $ 53,179   $ 55,283
                                                                       ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              ---------------------
                                                                                1997       1996
---------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
     Net income                                                              $  6,027   $  6,131
     Adjustments to reconcile net income to
       cash flows provided by operating activities:
        Depreciation and amortization                                             948        782
        Changes in assets and liabilities (excluding acquisitions):
           Accounts receivable, net                                            (3,521)    (2,453)
           Inventories                                                          1,830        767
           Prepaid expenses and other assets                                     (541)       259
           Accounts payable, accrued expenses and other current liabilities     2,263      2,823
                                                                             --------   --------
           Net cash flows provided by operating activities                      7,006      8,309
                                                                             --------   --------

Cash flows from investing activities:
     Capital expenditures, net of disposals                                    (4,265)    (3,411)
     Acquisitions of businesses, net of cash received                          (5,534)   (10,268)
                                                                             --------   --------

           Net cash flows used for investing activities                        (9,799)   (13,679)
                                                                             --------   --------

Cash flows from financing activities:
     Proceeds from term loan                                                   21,000
     Acquisition loan                                                                      5,982
     Proceeds from line of credit                                              23,575      9,125
     Repayments under line of credit                                          (21,275)   (10,707)
     Repayments of term loans                                                    (158)       (62)
     Exercise of stock options                                                    278        315
     Acquisition of treasury stock                                            (20,800)    (2,800)
     Other                                                                          7         49
                                                                             --------   --------

           Net cash flows provided by financing activities                      2,627      1,902
                                                                             --------   --------

           Net decrease in cash                                                  (166)    (3,468)

Cash and short-term investments at beginning of period                          1,545      4,028
                                                                             --------   --------
Cash and short-term investments at end of period                             $  1,379   $    560
                                                                             ========   ========

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
           Interest on debt                                                  $    758   $    129
           Income taxes                                                      $  5,009   $  4,330

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                             Total
                                                        Common    Treasury      Paid-in     Retained     Stockholders'
                                                         Stock      Stock       Capital     Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1996                             $  112    $  (3,148)  $  17,218     $ 20,597       $  34,779
Net income for six months ended
   June 30, 1997                                                                               6,027           6,027
Issuance of 32,634 shares of common stock
   pursuant to stock option plan                                                    188                          188
Income tax benefit relating to issuance of
   common stock upon exercise of stock options                                       90                           90
Costs of two-for-one split of common stock                                          (17)                         (17)
Purchase of 1,600,000 shares of treasury stock                      (20,800)                                 (20,800)
                                                        ------    ---------   ---------     --------       ---------

Balance - June 30, 1997                                 $  112    $ (23,948)  $  17,479     $ 26,624       $  20,267
                                                        ======    ==========  =========     ========       =========

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year expenses and balances have been restated to conform with the current year presentation.

2.    Acquisitions

      Pritt Tire and Axle, Inc.

      On May 5, 1997 the Company's subsidiary, Shoals Supply, Inc. ("Shoals"), acquired the assets and business of Pritt Tire and Axle, Inc. ("Pritt") of Bristol, Indiana. Pritt, which refurbishes axles and tires used in the transportation of manufactured homes, will be operated as an additional branch of Shoals.

      The purchase price consisted of cash of $4,450,000 and a three-year warrant to purchase 40,000 shares of the common stock of Drew at $11.00 per share. In a separate transaction, subsequent to June 30, 1997, Shoals acquired, from the former owner of Pritt, the manufacturing facility utilized by Pritt for approximately $1 million.

      The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $2,860,000, which is being amortized over 30 years.

      The results of the acquired business have been included in the Company's consolidated statements of income beginning May 5, 1997. Pritt had 1996 net sales of $10.7 million.

      Shoals Supply, Inc.

      On February 15, 1996, the Company acquired the assets and business of Shoals, a privately-owned Alabama corporation which is a supplier of products used to transport manufactured homes. Shoals manufactures new axles and chassis parts, refurbishes used axles, and distributes new and refurbished tires.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The consideration for the acquisition was 1,089,918 shares of common stock of the Company having a value of $7.5 million, cash of $1.6 million and a note for $760,000 payable over 5 years. In addition, the Company assumed $7.5 million of Shoals' bank debt and certain operating liabilities.

      The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The goodwill of $11,757,000, is being amortized over 30 years.

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

      During the first quarter of 1997, the Company adopted the FIFO method to value inventories for which the LIFO method had previously been utilized for determining cost. The FIFO method will better measure the current value of such inventories, provide a more appropriate matching of revenues and expenses, and conform all inventories of the Company to the same accounting method. Additionally, the change will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in its industry. The Company applied this change retroactively which resulted in an increase in retained earnings of $828,000 at January 1, 1996 and $14,000 at January 1, 1997. The impact on net income for the six months and three months ended June 30, 1996 was a reduction of $350,000 ($.04 per share) and $201,000 ($.02 per share), respectively.

4.    Long-Term Indebtedness

      On May 15, 1997, the Company entered into a $60 million syndicated credit agreement with The Chase Manhattan Bank as lead bank. The credit facility includes a $21 million term loan and a $39 million revolving line of credit. Approximately $26 million was borrowed at closing, which was used to repay a short-term note of approximately $21 million issued to finance the Company's purchase of 1.6 million shares of Drew common stock from its Chairman, and $5 million to refinance borrowings under the Company's then existing $15 million line of credit with The Chase Manhattan Bank. The balance of the revolving line is available for working capital purposes and acquisitions. The agreement expires on May 15, 2002 and borrowings are secured by substantially all of the assets of the Company, except real estate. At June 30, 1997, there were outstanding borrowings of $5,450,000 under the revolving line of credit.

      The term loan, the balance of which is $21,000,000 at June 30, 1997, is payable in the amount of $2,500,000 each on July 31, 1997 and October 31, 1997, followed by quarterly payments of $842,000 commencing January 31, 1998.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Interest on borrowings under the credit facility is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 1.5% over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1% per annum, on the daily unused amount of the revolving line of credit. Pursuant to the agreement, the Company is required to maintain minimum net worth, working capital, and income levels and meet certain other financial requirements typical to secured borrowing arrangements. In addition, for the term of the credit agreement, the Company will be prohibited from declaring or paying dividends without the prior written consent of the lender.

      The Company has entered into interest rate hedge agreements to effectively convert variable rate debt to fixed rate debt in order to reduce the risk of incurring higher interest costs due to rising interest rates. At June 30, 1997, the Company had entered into contracts that expire in May 1998 and May 1999 which hedge interest related to $5 million and $10 million of debt, respectively. Both of these contracts have an effective rate of 7.94%.

5.    Contingencies

      Effective July 29, 1994, the Company spun off to its stockholders Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), the Company's former home improvement building products segment.

      On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal are all product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Subsequent Event

      On July 21, 1997, the Company announced an agreement in principle to acquire Lippert Components, Inc ("Lippert") for 2,154,000 shares of Drew common stock and $27 million in cash.

      Lippert, which has 16 plants in 12 states east of the Rocky Mountains, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing.

      Lippert's sales for its 1996 fiscal year were $107 million, on which they achieved pro forma operating profit of approximately $11 million. Combined annualized sales of Drew and Lippert Components will be approximately $300 million.

      The transaction will be financed by Drew's existing $60 million line of credit. The purchase is expected to be consummated within 90 days from the announcement date.

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

      Kinro is one of the leading producers of windows for manufactured homes in the United States. Kinro also manufactures windows and doors for RV's. Many of the producers of manufactured homes, to whom Kinro sells windows, also manufacture RV's. Kinro's products are manufactured in eleven plants located in geographic areas throughout the United States and one subcontract operation in Juarez, Mexico, which provide it with access to its major markets. A twelfth plant is currently under construction.

      Shoals, which was acquired by the Company on February 15, 1996, and is under the management umbrella of Kinro, manufactures, refurbishes and distributes new and used axles and tires and chassis parts used to transport manufactured homes. On May 5, 1977, Shoals acquired the assets and business of Pritt Tire and Axle, Inc., ("Pritt") which refurbishes axles and tires in one plant in Bristol, Indiana. Shoals operates five domestic factories located in five states.

RESULTS OF OPERATIONS

      Net sales for the six months and quarter ended June 30, 1996 increased 11% and 4%, respectively over the same period last year. The 1996 six month sales include Shoals sales from February 15, 1996, and the 1997 sales include Pritt sales from May 5, 1997, the dates that these operations were acquired by the Company. Excluding the impact of these acquisitions, sales were approximately the same as last year, as a 2% increase in sales of manufactured housing products was offset by a 9% decrease in sales of RV products. The 2% increase in sales of manufactured housing products compares to a 3% industry-wide decline in shipments of manufactured homes. The decline in industry shipments is partially offset by the continuing growth of double wide units resulting in only a .2% decrease in floor shipments. Each section of a manufactured home represents a floor. The 9% decrease in sales of RV products for the six months compared to an industry-wide 4% increase in shipments of RV's. There has been no significant loss of RV accounts by Kinro, however, the Company's RV operations are concentrated in the Midwest where industry shipments were affected by severe weather conditions. In addition, some of the Company's RV customers may have experienced a decline in market share.

      Operating profit increased 3% to $10,596,000 for the six months and decreased 9% to $5,529,000 for the quarter ended June 1997. Included in the 1996 six months operating profit are the results of Shoals for only the four and a half months since acquisition. Gross profit percentage for the 1997 periods are below last year because of competitive pressures, as well as approximately $400,000 of startup losses in 1997 attributable to Kinro's new plant in Dayton, Tennessee which produces aluminum and vinyl windows. In addition, the current year includes Shoals, which operates at a lower gross profit percentage than Kinro, for the entire six months while Shoals was only included for 4-1/2 months in the 1996 period. Shoals' selling general and administrative expenses, however, are lower than Kinro's. Selling, general and administrative expenses decreased as a percentage of sales for the six and three month periods in 1997 from the comparable periods in 1996.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Interest Expense, Net

      Interest expense, net increased $719,000 and $467,000 for the six months and three months, respectively over the same periods in 1996. Such increase is primarily a result of the debt incurred in connection with the purchase of 1.6 million shares of the Company's stock from the Company's chairman on February 14, 1997. In addition, interest was incurred since May 5, 1997 on the $4.4 million payment for the acquisition of Pritt, and debt attributable to the purchase of Shoals was outstanding for only four and a half months in the 1996 six month period. Such increases in interest expense were offset by the savings from debt reduction resulting from operating cash flow.

      The Company has entered into interest rate hedge agreements to effectively convert variable rate debt to fixed rate debt in order to reduce the risk of incurring higher interest costs due to rising interest rates. At June 30, 1997, the Company had entered into contracts that expire in May 1998 and May 1999 which hedge interest related to $5 million and $10 million of debt, respectively. Both of these contracts have an effective rate of 7.94%.

Accounting Changes

      Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share", will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The effect on prior periods' reported earnings per share is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

      On May 15, 1997, the Company entered into a $60 million syndicated credit agreement with The Chase Manhattan Bank as lead bank. The credit facility includes a $21 million term loan and a $39 million revolving line of credit. Approximately $26 million was borrowed at closing, which was used to repay a short-term note of approximately $21 million issued to finance the Company's purchase of 1.6 million shares of Drew common stock from its Chairman, and $5 million to refinance borrowings under the Company's then existing $15 million line of credit with The Chase Manhattan Bank. The balance of the revolving line is available for working capital purposes and acquisitions. The agreement expires on May 15, 2002 and borrowings are secured by substantially all of the assets of the Company, except real estate. At June 30, 1997, there were outstanding borrowings of $5,450,000 under the revolving line of credit.

      The term loan, the balance of which is $21,000,000 at June 30, 1997 is payable in the amount of $2,500,000 each on July 31, 1997 and October 31, 1997, followed by quarterly payments of $842,000 commencing January 31, 1998.

      Interest on borrowings under the credit facility is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 1.5% over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

3/8 of 1% per annum, on the daily unused amount of the revolving line of credit. Pursuant to the agreement, the Company is required to maintain minimum net worth, working capital, and income levels and meet certain other financial requirements typical to secured borrowing arrangements. In addition, for the term of the credit agreement, the Company will be prohibited from declaring or paying dividends without the prior written consent of the lender.

      On February 14, 1997, the Company purchased 1.6 million shares of its common stock from the Company's Chairman of the Board for $20.8 million. The Company issued a short-term promissory note, bearing interest at 7% per annum, in payment for such shares. This note was paid by the Company on May 15, 1997 upon the consummation of the term loan portion of the credit facility with The Chase Manhattan Bank.

         The Statements of Cash Flows reflect the following:

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                           1997          1996
--------------------------------------------------------------------------------
(In thousands)

Cash flows provided by operating activities              $ 7,006      $  8,309
Cash flow used for investing activities                  $(9,799)     $(13,679)
Cash flows provided by financing activities              $ 2,627      $  1,902

      Net cash provided by operating activities for the six months ended June 30, 1997 was $7.0 million compared to $8.3 million for the 6 months ended June 30, 1996. Such amounts do not include balances of the assets and liabilities of acquired businesses on the date of the acquisition. Accounts receivable reflect seasonal increases of $3.5 million and $2.5 million in 1997 and 1996, respectively. Inventories were reduced $1.8 million in 1997 partially as a result of the reduction of the inventory of tires which was higher than typical at December 1996. Payables increased $2.3 million and $2.8 million in the 1997 and 1996 periods, respectively, as a result of timing of payments and receipt of goods.

      Capital expenditures for the 1997 period are $4.3 million and are expected to approximate $10 million for the full year. Capital expenditures for the six months ended June 30, 1996 were $3.4 million. Cash flows used for investing include the acquisition of Pritt in 1997 and the Shoals acquisition in 1996.

      Cash flows provided by financing activities in the 1997 period includes increases in debt of $2.3 million and $.3 million of proceeds from the exercise of employees' stock options.

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

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy code. The liabilities of White Metal are all product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products, Inc. and its subsidiary, Leslie-Locke were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $8.4 million is sought, jointly and severally, for the Company, Kinro, Leslie Building Products and Leslie-Locke. The proceeding is based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $900,000. The Company denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that such defense will not have a material adverse impact on the Company's financial condition or results of operations.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future prices fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. The Company currently has futures contracts for 3.3 million pounds at an aggregate cost of $2.4 million, which is approximately current market value.

SUBSEQUENT EVENT

      On July 21, 1997, the Company announced an agreement in principle to acquire Lippert Components, Inc ("Lippert") for 2,154,000 shares of Drew common stock and $27 million in cash.

      Lippert, which has 16 plants in 12 states east of the Rocky Mountains, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      Lippert's sales for its 1996 fiscal year were $107 million, on which they achieved pro forma operating profit of approximately $11 million. Combined annualized sales of Drew and Lippert Components will be approximately $300 million.

      The transaction will be financed by Drew's existing $60 million line of credit. The purchase is expected to be consummated with 90 days from the announcement date.

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

August 11, 1997