Form 10-Q
period 1997-09-30
DREW INDUSTRIES INCORPORATED
filed 1997-11-12
CIK 763744

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: SEPTEMBER 30, 1997

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

                                 Yes XX    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,080,433 shares of common stock as of October 31, 1997.

================================================================================

                 DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

         ------------------------------------------------------------

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

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Nine Months Ended     Three Months Ended
                                                    September 30,          September 30,
                                                  -----------------     ------------------
                                                  1997       1996        1997       1996
---------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                       $142,011    $127,259    $50,182    $44,815

Cost of sales (Note 4)                           109,678      96,262     39,094     33,955
                                                --------    --------    -------    -------

   Gross profit                                   32,333      30,997     11,088     10,860

Selling, general and administrative expenses      16,422      14,821      5,773      4,952
                                                --------    --------    -------    -------

   Operating profit                               15,911      16,176      5,315      5,908

Interest expense, net                              1,496         239        635         97
                                                --------    --------    -------    -------

   Income before income taxes                     14,415      15,937      4,680      5,811

Provision for income taxes                         5,449       6,288      1,741      2,293
                                                --------    --------    -------    -------

      Net income                                $  8,966    $  9,649    $ 2,939    $ 3,518
                                                ========    ========    =======    =======

Net income per common share                     $    .95    $    .90    $   .32    $   .33
                                                ========    ========    =======    =======


Weighted average common shares outstanding         9,468      10,679      9,156     10,686
                                                ========    ========    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30,
                                                            --------------------   December 31,
                                                              1997        1996         1996
-----------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash and short term investments                         $  1,242     $    385     $  1,545
   Accounts receivable, trade, less allowance for
     doubtful accounts                                        9,947        8,951        4,924
   Inventories (Note 4)                                      22,293       22,210       22,686
   Prepaid expenses and other current assets                  3,913        1,977        2,549
                                                           --------     --------     --------

      Total current assets                                   37,395       33,523       31,704

Fixed assets, net                                            19,840       10,220       10,865
Goodwill, net (Notes 2 and 3)                                14,512       11,824       11,582
Other assets                                                  1,549        1,280        1,132
                                                           --------     --------     --------

      Total assets                                         $ 73,296     $ 56,847     $ 55,283
                                                           ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of long-
     term debt and other long-term liabilities             $  5,297     $    282     $    276
   Accounts payable, trade                                    5,498        7,453        3,958
   Accrued expenses and other current liabilities            13,956       12,627       11,332
                                                           --------     --------     --------
      Total current liabilities                              24,751       20,362       15,566

Long-term indebtedness (Notes 2 and 5)                       24,971        2,972        3,652
Other long-term liabilities                                     368        1,755        1,286
                                                           --------     --------     --------

      Total liabilities                                      50,090       25,089       20,504
                                                           --------     --------     --------

Commitments and Contingencies (Note 6)

Stockholders' equity (Notes 2, 3 and 5)
   Common stock, par value $.01 per share:
     authorized 20,000,000 shares; issued
     11,235,580 shares at September 1997;
     11,187,208 shares at September 1996
     and 11,202,946  shares at December 1996                    112          112          112
   Paid-in capital                                           17,479       17,120       17,218
   Retained earnings                                         29,563       17,674       20,597
                                                           --------     --------     --------
                                                             47,154       34,906       37,927
   Treasury stock, at cost - 2,079,770 shares at
     September 1997; 479,750 shares
     at September 1996 and 479,770
     shares at December 1996                                (23,948)      (3,148)      (3,148)
                                                           --------     --------     --------
      Total stockholders' equity                             23,206       31,758       34,779
                                                           --------     --------     --------

      Total liabilities and stockholders' equity           $ 73,296     $ 56,847     $ 55,283
                                                           ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             1997       1996
--------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income                                              $  8,966   $  9,649
   Adjustments to reconcile net income to
     cash flows provided by operating activities:
      Depreciation and amortization                           1,531      1,192
      Loss (gain) on sale of fixed assets                         2        (26)
      Changes in assets and liabilities (excluding
       acquisitions):
        Accounts receivable, net                             (4,148)    (1,839)
        Inventories                                           1,706     (2,858)
        Prepaid expenses and other assets                    (1,845)       (89)
        Accounts payable, accrued expenses and other
          current liabilities                                 2,589      4,516
                                                           --------   --------
        Net cash flows provided by operating activities       8,801     10,545
                                                           --------   --------

Cash flows from investing activities:
   Capital expenditures,                                     (8,251)    (4,952)
   Sales of fixed assets                                         16        861
   Acquisitions of businesses, net of cash received          (6,576)   (10,268)
                                                           --------   --------

        Net cash flows used for investing activities        (14,811)   (14,359)
                                                           --------   --------

Cash flows from financing activities:
   Proceeds from term loan                                   21,000
   Acquisition loan                                                      5,982
   Proceeds from line of credit                              56,000     16,150
   Repayments under line of credit                          (48,050)   (19,682)
   Repayments of term loans                                  (2,739)       (94)
   Exercise of stock options                                    278        579
   Acquisition of treasury stock                            (20,800)    (2,800)
   Other                                                         18         36
                                                           --------   --------

        Net cash flows provided by financing activities       5,707        171
                                                           --------   --------

        Net decrease in cash                                   (303)    (3,643)

Cash and short-term investments at beginning of period        1,545      4,028
                                                           --------   --------
Cash and short-term investments at end of period           $  1,242   $    385
                                                           ========   ========

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
        Interest on debt                                   $  1,340   $    197
        Income taxes                                       $  7,666   $  6,436

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                            Total
                                                       Common     Treasury      Paid-in      Retained    Stockholders'
                                                        Stock       Stock       Capital      Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1996                         $    112       $ (3,148)      $17,218      $20,597      $34,779
Net income for nine months ended
  September 30, 1997                                                                             8,966        8,966
Issuance of 32,634 shares of common stock
  pursuant to stock option plan                                                       188                       188
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                                          90                        90
Costs of two-for-one split of common stock                                            (17)                      (17)
Purchase of 1,600,000 shares of treasury stock                      (20,800)                                (20,800)
                                                    --------       --------       -------      -------      -------

Balance - September 30, 1997                        $    112       $(23,948)      $17,479      $29,563      $23,206
                                                    ========       ========       =======      =======      =======

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year expenses and balances have been restated to conform with the current year presentation.

2.    Subsequent Event

      On October 7, 1997, the Company acquired Lippert Components, Inc. ("Lippert") for $27 million in cash and 1,923,231 shares of Drew common stock having a value of approximately $25.4 million. In addition, 230,769 contingently issuable shares are subject to an earn-out. All 2,154,000 shares are restricted and are subject to a registration rights agreement.

      Lippert, which has 17 plants in 12 states east of the Rocky Mountains, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing.

      Lippert's sales for its fiscal year ended September 30, 1997 were $99 million, on which they achieved earnings before interest, taxes and goodwill amortization of approximately $8.6 million, excluding shareholder compensation, benefits and related items which will not continue subsequent to the acquisition. These earnings are net of other nonrecurring compensation and startup costs of approximately $.5 million.

      The acquisition will be accounted for as a purchase. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") was approximately $30 million, which will be amortized over 30 years. The results of the acquired business will be included in the Company's consolidated statements of income beginning October 7, 1997.

      The cash portion of the transaction has been financed by Drew's existing credit facility which was increased to $65 million to accommodate this acquisition. The new credit facility consists of a revolving line of credit of $33 million and a term loan of $32 million payable in quarterly payments of $2 million commencing March 31, 1998.

                         DREW INDUSTRIES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Acquisitions

      Pritt Tire and Axle, Inc.

      On May 5, 1997 the Company's subsidiary, Shoals Supply, Inc. ("Shoals"), acquired the assets and business of Pritt Tire and Axle, Inc. ("Pritt") of Bristol, Indiana. Pritt, a privately-owned company, which refurbishes axles and tires used in the transportation of manufactured homes, will be operated as an additional branch of Shoals.

      The purchase price consisted of cash of $4,450,000 and a three-year warrant to purchase 40,000 shares of the common stock of Drew at $11.00 per share. As part of this transaction, in the third quarter of 1997, Shoals acquired, from the former owner of Pritt, the manufacturing facility utilized by Pritt for approximately $1 million.

      The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $2,910,000, which is being amortized over 30 years.

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

                         DREW INDUSTRIES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Inventories

      Inventories are valued at the lower of cost or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      During the first quarter of 1997, the Company adopted the FIFO method to value inventories for which the LIFO method had previously been utilized for determining cost. The FIFO method will better measure the current value of such inventories, provide a more appropriate matching of revenues and expenses, and conform all inventories of the Company to the same accounting method. Additionally, the change will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in its industry. The Company applied this change retroactively which resulted in an increase in retained earnings of $828,000 at January 1, 1996 and $14,000 at January 1, 1997. The impact on net income for the nine months and three months ended September 30, 1996 was a reduction of $512,000 ($.05 per share) and $162,000 ($.01 per share), respectively.

5.    Long-Term Indebtedness

      On May 15, 1997, the Company entered into a $60 million syndicated credit agreement with The Chase Manhattan Bank as lead bank. The credit facility includes a $21 million term loan and a $39 million revolving line of credit. Approximately $26 million was borrowed at closing, which was used to repay a short-term note of approximately $21 million issued to finance the Company's purchase of 1.6 million shares of Drew common stock from its Chairman, and $5 million to refinance borrowings under the Company's then existing $15 million line of credit with The Chase Manhattan Bank. The unused portion of the revolving line is available for working capital purposes and acquisitions. The agreement expires on May 15, 2002 and borrowings are secured by substantially all of the assets of the Company, except real estate. At September 30, 1997, there were outstanding borrowings of $29,600,000 under the credit facility. Subsequent to September 30, 1997, this credit facility was amended as described in Note 2.

      Interest on borrowings under the credit facility is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 1.5% over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1% per annum, on the daily unused amount of the revolving line of credit. Pursuant to the agreement, the Company is required to maintain minimum net worth and income levels, and meet certain other financial requirements typical to secured borrowing arrangements. In addition, for the term of the credit agreement, the Company will be prohibited from declaring or paying dividends without the prior written consent of the lender.

      The Company has entered into interest rate hedge agreements to effectively convert variable rate debt to fixed rate debt in order to reduce the risk of incurring higher interest costs due to rising interest rates. At September 30, 1997, the Company had entered into contracts that expire in May 1998 and May 1999 which hedge interest related to $5 million and $10 million of debt, respectively. Both of these contracts have an effective rate of 7.94%.

                         DREW INDUSTRIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Contingencies

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

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products, Inc. and its subsidiary, Leslie-Locke, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $7.5 million is sought, jointly and severally, from the Company, Kinro, Leslie Building Products and Leslie-Locke, based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $900,000. The Company denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that such defense will not have a material adverse impact on the Company's financial condition or results of operations.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      The Company, through its wholly-owned subsidiaries Kinro, Inc. ("Kinro") and Shoals Supply, Inc. ("Shoals") manufactures and markets windows, axles, tires and chassis parts for manufactured housing; and windows and doors for recreational vehicles ("RV's").

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

      Shoals, which was acquired by the Company on February 15, 1996, and is under the management umbrella of Kinro, is a supplier of products used to transport manufactured homes. Shoals manufactures new axles and chassis parts, refurbishes used axles and distributes new and refurbished tires. On May 5, 1997, Shoals acquired the assets and business of Pritt Tire and Axle, Inc., ("Pritt") which refurbishes axles and tires in one plant in Bristol, Indiana. Shoals operates five domestic factories located in five states.

      On October 7, 1997 the Company acquired Lippert Components, Inc. ("Lippert"). Lippert, which has 17 plants in 12 states east of the Rocky Mountains, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing. Lippert's sales for its 1997 fiscal year were $99 million.

RESULTS OF OPERATIONS

      Net sales for both the nine months and quarter ended September 30, 1997 increased 12% over the same period last year. The 1996 nine month sales include Shoals sales from February 15, 1996, and the 1997 sales include Pritt sales from May 5, 1997, the dates that these operations were acquired by the Company. Adjusting for the sales of Shoals for the month and a half before acquisition, and excluding the sales of Pritt since its acquisition, sales were up 2% for the nine months over the same period last year as a 3% increase in sales of manufactured housing products was offset by a 4% decrease in sales of RV products. The 3% increase in sales of manufactured housing products compares to a 3% industry-wide decline in shipments of manufactured homes. The decline in industry shipments is partially offset by the continuing growth of double section homes resulting in year to date industry floor shipments being flat with last year. Each section of a manufactured home represents a floor. The 4% decrease in sales of RV products for the nine months compared to an industry-wide 4% increase in shipments of RV's. For the quarter, excluding the impact of acquisitions, sales increased 4% over the same period last year as manufactured housing product sales increased 3% and RV product sales increased 6% in contrast to declines of RV product sales in prior quarters.

      Operating profit decreased 2% to $15,911,000 for the nine months. Included in the 1996 nine months operating profit are the results of Shoals for only the seven and a half months since acquisition. Operating profit for the nine months of 1997 are below last year because of competitive pressures, as well as approximately $400,000 of startup losses of new plants in 1997, offset by lower average material costs, and operating profit contributed by higher sales.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

      For the third quarter, operating profit decreased 10% as a result of competitive pressures and higher average material costs offset by increased operating profit contributed by higher sales.

Interest Expense, Net

      Interest expense, net increased $1,257,000 and $538,000 for the nine months and three months, respectively over the same periods in 1996. Such increase is primarily a result of the debt incurred in connection with the purchase of 1.6 million shares of the Company's stock from the Company's Chairman on February 14, 1997 for $20.8 million. In addition, interest increased as a result of the acquisition of Shoals in 1996 and Pritt in 1997.

      The Company has entered into interest rate hedge agreements to effectively convert variable rate debt to fixed rate debt in order to reduce the risk of incurring higher interest costs due to rising interest rates. At September 30, 1997, the Company had entered into contracts that expire in May 1998 and May 1999 which hedge interest related to $5 million and $10 million of debt, respectively. Both of these contracts have an effective rate of 7.94%.

Accounting Changes

      Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share", will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. When adopted by the Company, the restatement of prior periods' reported earnings per share is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

      On May 15, 1997, the Company entered into a $60 million syndicated credit agreement with The Chase Manhattan Bank as lead bank. Approximately $26 million was borrowed at closing, which was used to repay a short-term note of approximately $21 million issued to finance the Company's purchase of 1.6 million shares of Drew common stock from its Chairman, and $5 million to refinance borrowings under the Company's then existing $15 million line of credit with The Chase Manhattan Bank. In October 1997 the Company's credit facility was increased to $65 million to accommodate the purchase of Lippert. The credit facility consists of a term loan of $32 million, payable in quarterly payments of $2 million commencing March 31, 1998, and a revolving line of credit of $33 million. The balance of the revolving line is available for working capital purposes and acquisitions. The agreement expires on May 15, 2002 and borrowings are secured by substantially all of the assets of the Company, except real estate. At September 30, 1997, there were outstanding borrowings of $29,600,000 under the credit facility.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


      Interest on borrowings under the credit facility is payable at .25% over the prime rate. In addition, the Company has the option to either fix the rate or convert a portion of the loan to a Eurodollar loan at 1.5% over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1% per annum, on the daily unused amount of the revolving line of credit. Pursuant to the agreement, the Company is required to maintain minimum of net worth and income levels and meet certain other financial requirements typical to secured borrowing arrangements. In addition, for the term of the credit agreement, the Company will be prohibited from declaring or paying dividends without the prior written consent of the lender.

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

      The Statements of Cash Flows reflect the following:

                                                          Nine Months Ended
                                                             September 30,
                                                          ------------------
                                                          1997          1996
--------------------------------------------------------------------------------
(In thousands)

Cash flows provided by operating activities             $  8,801       $ 10,545
Cash flow used for investing activities                 $(14,811)      $(14,359)
Cash flows provided by financing activities             $  5,707       $    171

      Net cash provided by operating activities for the nine months ended September 30, 1997 was $8.8 million compared to $10.5 million for the 9 months ended September 30, 1996. Such amounts do not include balances of the assets and liabilities of acquired businesses on the date of the acquisition. Accounts receivable reflect seasonal increases of $4.1 million and $1.8 million in 1997 and 1996, respectively. The variation in accounts receivable changes is primarily attributable to the timing of customers' payments in late December. Inventories were reduced $1.7 million in 1997 partially as a result of the reduction of the inventory of tires which was higher than typical at December 1996. Payables increased $2.6 million and $4.5 million in the 1997 and 1996 periods, respectively, as a result of timing of payments and receipt of goods.

      Capital expenditures for the 1997 period are $8.3 million compared to $5.0 for the nine months ended September 30, 1996. Capital expenditures were funded by cash flow from operations. Cash flows used for investing activities include the acquisition of Pritt in 1997 and the Shoals acquisition in 1996.

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

      Cash flows provided by financing activities in the 1997 period includes increases in debt of approximately $26 million. These funds were primarily used for the acquisition of treasury stock and the acquisition of Pritt.

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

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products, Inc. and its subsidiary, Leslie-Locke were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $7.5 million is sought, jointly and severally, from the Company, Kinro, Leslie Building Products and Leslie-Locke, based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $900,000. The Company denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that such defense will not have a material adverse impact on the Company's financial condition or results of operations.

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

                         DREW INDUSTRIES INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

SUBSEQUENT EVENT

      On October 7, 1997, the Company acquired Lippert Components, Inc. ("Lippert") for $27 million in cash and 1,923,231 shares of Drew common stock having a value of approximately $25.4 million. In addition, 230,769 contingently issuable shares are subject to an earn-out. All 2,154,000 shares are restricted and are subject to a registration rights agreement. In connection with the acquisition, the principal stockholder of Lippert entered into an employment and non-competition agreement to continue as President and Chief Executive Officer of Lippert for a period of three years.

      Lippert, which has 17 plants in 12 states east of the Rocky Mountains, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing.

      Lippert's sales for its fiscal year ended September 30, 1997 were $99 million, on which they achieved earnings before interest, taxes and goodwill amortization of approximately $8.6 million, excluding shareholder compensation, benefits and related items which will not continue subsequent to the acquisition. These earnings are net of other nonrecurring compensation and startup costs of approximately $.5 million.

      The acquisition will be accounted for as a purchase. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") was approximately $30 million, which will be amortized over 30 years. The results of the acquired business will be included in the Company's consolidated statements of income beginning October 7, 1997.

      The cash portion of the transaction has been financed by Drew's existing credit facility which was increased to $65 million to accommodate this acquisition. The new credit facility consists of a revolving line of credit of $33 million and a term loan of $32 million payable in quarterly payments of $2 million commencing March 31, 1998.

                         DREW INDUSTRIES INCORPORATED
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DREW INDUSTRIES INCORPORATED
                                          Registrant



                                          By  /s/ Fredric M. Zinn
                                              ----------------------------
                                          Fredric M. Zinn
                                          Principal Financial Officer

November 12, 1997