Form 10-K
period 1997-12-31
DREW INDUSTRIES INCORPORATED
filed 1998-03-31
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Year End                          Commission File Number
        December 31, 1997                               0-13646

                          DREW INDUSTRIES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                   13-3250533
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 9, 1998) was $83,833,073

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 9, 1998) was 11,363,166 shares of Common Stock.

                         Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 1997 is incorporated by reference into Items 6, 7 and 8 of Part II.

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated by reference into Part III.

================================================================================

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This Form 10-K contains certain statements, including the Company's plans regarding its operating strategy, its products and performance and its views of industry prospects, which could be construed to be forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements reflect the Company's current views with respect to future plans, events and financial performance. The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs, particularly aluminum, steel and glass, adverse weather conditions impacting retail sales, inventory adjustments by retailers and interest rates. In addition, general economic conditions may affect the retail sale of manufactured homes and RV's.

Item 1.  BUSINESS

Introduction

      Drew Industries Incorporated ("Drew" or the "Company"), through its wholly-owned subsidiaries Kinro, Inc. ("Kinro"), Lippert Components, Inc. ("Lippert"), and Shoals Supply, Inc. ("Shoals") is a leading supplier of a variety of products for manufactured homes and recreational vehicles. Kinro manufactures and markets aluminum and vinyl windows for manufactured homes, and aluminum windows and doors for recreational vehicles. Lippert manufactures and markets chassis and chassis parts and galvanized roofing, for manufactured homes, and manufactures and markets chassis and chassis parts for recreational vehicles. Shoals manufactures and markets new axles, and distributes refurbished axles and new and refurbished tires, for manufactured homes.

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

Recent Events

      On October 7, 1997, the Company acquired Lippert in consideration for cash in the amount of $27 million and 2,154,000 restricted shares of Common Stock, of which 230,769 shares are contingent upon Lippert achieving specified earnings from certain of its operations for the period April 1, 1998 to March 31, 1999. For its 1997 fiscal year, Lippert had revenues of approximately $99 million on which it achieved pro forma operating profit of approximately $8.2 million. See "Business of the Company."

      On January 28, 1998, the Company completed a private placement of $40 million 6.95%, seven-year Senior Notes with Teacher's Insurance & Annuity Association of America and four affiliated companies of ING Investment Management. Amortization of the seven-year Senior Notes at $8 million annually begins at the end of the third year. Proceeds from the sale of the Senior Notes were used to reduce borrowings under the Company's $65,000,000 credit facility with The Chase Manhattan Bank, as agent. Simultaneously, the credit facility was replaced with a $25 million credit facility.


                                   Page - 2 -

                             BUSINESS OF THE COMPANY

Kinro

      Kinro, acquired by the Company in October 1980, initially manufactured only aluminum primary and storm windows for the manufactured housing industry. Since 1982, Kinro acquired additional manufacturers of aluminum windows for manufactured homes and manufacturers of doors and windows for recreational vehicles, and developed its own capacity to manufacture screens for its window products, and to a lesser extent, windows for mini buses. In 1993, Kinro commenced production of vinyl windows in addition to aluminum windows.

      Each of the businesses acquired by Kinro expanded Kinro's geographic market and product line, and, in certain instances, added manufacturing facilities. All manufacturing, distribution and administrative functions of the acquired businesses were integrated with those of Kinro. Although definitive information is not readily available, the Company believes that the three leading manufacturers of windows for manufactured homes within the United States are Kinro, Philips Industries, and Care-Free Windows, and that there are approximately 10 significant suppliers of windows and doors for the recreational vehicle industry, several of which are substantially larger than Kinro.

      Raw materials used by Kinro, consisting of extruded aluminum, glass, vinyl and various adhesive and insulating components, are readily available from a number of sources. Kinro, through the Company, maintains an aluminum hedging program under which it purchases futures contracts on the London Metals Exchange to hedge the prices of a portion of its anticipated aluminum requirements.

      Kinro's operations consist primarily of fabricating and assembling the components into the finished windows, doors and screens. Kinro also tempers glass for use in its own windows and for sale to other window manufacturers. Kinro's line of products is sold by twelve sales personnel, working exclusively for Kinro, to major builders of manufactured housing, such as Clayton Homes, Oakwood Homes and Champion Enterprises, and to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Thor Industries, and Skyline. Kinro competes on the basis of price, customer service, product quality and reliability.

Lippert

      Lippert, acquired by the Company in October 1997, manufactures and markets chassis and chassis parts and galvanized roofing for manufactured homes, and manufactures and markets chassis and chassis parts for recreational vehicles. Prior to the acquisition, Lippert also refurbished and distributed used axles and tires, substantially all of which operations, excluding those in Florida, have been assumed by Shoals.

      Raw materials used by Lippert, consisting of steel (coil, sheet, galvanized and I-beam) and fabricated parts, are available from a number of sources. Used axles and tires, which are refurbished by Lippert, are purchased from dealers of manufactured homes and independent agents, and their availability is subject to competitive pricing. Lippert's products are sold by nine sales personnel to major producers of manufactured homes in the southeastern and southcentral United States, such as Skyline, Fleetwood Enterprises, Oakwood Homes and Clayton Homes. Lippert's chassis and chassis parts for recreational vehicles are sold primarily to Fleetwood Enterprises.

      Lippert's operation as a supplier of chassis and chassis parts and galvanized roofing for manufactured homes competes with several other manufacturers of chassis and chassis parts as well as with certain producers of manufactured homes which manufacture their own chassis and chassis parts. Although definitive information is not readily available, the Company believes that Lippert's share of the market for chassis and chassis parts is approximately 15%. Lippert's operation as a supplier of chassis and chassis parts for recreational vehicles had only a small market share in 1997, but is currently being expanded. Most recreational vehicle manufacturers produce


                                   Page - 3 -
their own chassis, although Lippert has begun to capture a greater share of this business. Lippert competes on the basis of price, customer service, product quality, and reliability.

Shoals

      Shoals, acquired by the Company in February 1996, manufactures and distributes new axles and distributes refurbished axles and new and refurbished tires, for manufactured homes.

      Raw materials used by Shoals, consisting primarily of fabricated steel parts for new axles are either fabricated by Shoals or purchased from suppliers. Used axles and tires, which are refurbished by Shoals, are purchased from dealers of manufactured homes and independent agents, and their availability is subject to competitive pricing. Shoals products are sold by one salesperson working exclusively for Shoals to major producers of manufactured homes in southeastern and southcentral United States, such as Fleetwood Enterprises, Oakwood Homes and Clayton Homes. Shoals competes on the basis of price, customer service, product quality, and reliability.

      Shoals' refurbished axle and tire operations compete with a number of regional suppliers of refurbished axles and tires, as well as several manufacturers of new axles, certain of which are larger than Shoals. Although definitive information is not readily available, the Company believes that Shoals is among the three largest suppliers of refurbished axles within the United States.

      Subsequent to the acquisition of Lippert, Shoals assumed Lippert's refurbished axle and tire operations, except in Florida where Shoals did not have a manufacturing facility, and Lippert assumed Shoals chassis parts operation. Shoals may assume Lippert's Florida axle and tire operation in the future. It is anticipated that the efficiencies achieved by the integration of Lippert's and Shoals' operations will result in reducing freight and production costs.

Facilities

      The operations of Kinro, Lippert and Shoals are conducted at an aggregate of 34 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the industries and customers they serve. See Item 2. "Properties."

Regulatory Matters

      Windows produced by Kinro for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority ("HUD") and by the American Architectural Manufacturers Association relating to air and water infiltration, thermal performance, emergency exit conformance, and hurricane resistance. Windows and doors produced by Kinro for the recreational vehicle industry are regulated by The United States Department of Transportation Federal Highway Administration ("DOT"), National Fire and Protection Agency, and the National Electric Code governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

      Manufactured homes are built on steel chassis which are fitted with axles and tires sufficient in number to support the weight of the home and are transported by producers to dealers via roadway. When the home is installed at the site, the axles and tires are repurchased from the homeowner and removed by the dealer or installer. Regulations promulgated by HUD require the axles to be inspected after each use and refurbished or, if necessary,


                                   Page - 4 -
replaced. Shoals and Lippert purchase from dealers and independent agents, and repair and refurbish, used axles and tires, and market the reconditioned axles and tires to producers of manufactured homes.

      In accordance with regulations promulgated by HUD, refurbished axle assemblies distributed by Lippert and Shoals are reconditioned in accordance with a detailed Quality Control Program formulated by an independent inspection agency. Compliance with the Quality Control Program is monitored by the inspection agency on a monthly basis. All expenses of formulating the program, inspection, and monitoring are paid for by Lippert and Shoals. In addition, new and refurbished tires distributed by Lippert and Shoals are subject to regulations promulgated by DOT and by HUD relating to weight tolerance, maximum speed, size, and components.

      Kinro's, Lippert's and Shoals' operations are also subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.

      The Company believes that Kinro, Lippert and Shoals are currently operating in compliance with applicable laws and regulations, and does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on Kinro's, Lippert's or Shoals' capital expenditures, earnings or competitive position.

Employees

      The approximate number of persons employed full-time by the Company at December 31, 1997 was as follows:

                        Drew..........................     6
                        Kinro......................... 1,289
                        Lippert.......................   637
                        Shoals........................   326
                                                       -----
                           Total...................... 2,258
                                                       =====

      Seven of Kinro's employees are represented by a union. The Company and its subsidiaries believe that relations with its employees are good.

      In connection with the spin-off of Leslie Building Products, Inc. ("Leslie Building Products"), and its wholly-owned subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), by the Company, which was effective on July 29, 1994, the Company and Leslie Building Products entered into a Shared Services Agreement. Pursuant to the Shared Services Agreement, the Company and Leslie Building Products agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company is reimbursed by Leslie Building Products for the fair market value of such services. The Shared Services Agreement, which expired on December 31, 1997, was extended to December 31, 1998.

Item 2. PROPERTIES

      Drew leases its principal executive offices in White Plains, New York, consisting of approximately 2,800 square feet of office space.


                                   Page - 5 -

      Kinro owns six and leases six manufacturing and warehouse facilities consisting of an aggregate of approximately 870,000 square feet, in Mansfield, Texas; Double Springs, Alabama; Liberty, North Carolina; Thomasville, Georgia; Morraine, Ohio; Goshen (three facilities) and Elkhart, Indiana; Fontana, California; and Dayton, Tennessee; and Nampa, Idaho; and leases its corporate offices in Arlington, Texas consisting of approximately 8,500 square feet of office space.

      Lippert owns 13 and leases three manufacturing and warehouse facilities, consisting of an aggregate of approximately 620,000 sq. ft. in Phil Campbell, Alabama; Ocala, Florida; Wakarusa and Goshen, Indiana; Lancaster, Wisconsin; Harrisburg, North Carolina; McAdoo, Pennsylvania; Arkansas City, Kansas; Whitehall, New York; Sugarcreek, Ohio; Bossier City, Louisiana; Alvarado and Longview, Texas; and Fitzgerald and Americus, Georgia (two facilities). Lippert also owns its corporate offices in Alma, Michigan consisting of approximately 10,800 square feet. An additional 36,000 square foot facility is under construction in Berkely Springs, West Virginia.

      Shoals owns two and leases four manufacturing and warehouse facilities consisting of an aggregate of approximately 250,000 square feet in Bear Creek and Phil Campbell, Alabama; Rockwell, North Carolina; Elm Mott, Texas; Maynardsville, Tennessee; and Bristol, Indiana.

      See Note 9 of Notes to Consolidated Financial Statements with respect to the Company's lease obligations as of December 31, 1997.

Item 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

      See Note 9 of Notes to Consolidated Financial Statements with respect to certain product liability claims pending against White Metal Rolling and Stamping Corp. ("White Metal"), a subsidiary of Leslie-Locke, arising in connection with the ladder manufacturing business formerly conducted by White Metal. Although the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal.

      See Note 9 of Notes to Consolidated Financial Statements with respect to the filing by White Metal, on September 30, 1994, of a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and Leslie Building Products and its subsidiary, Leslie-Locke, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $7.5 million is sought, jointly and severally, from the Company, Kinro, Leslie Building Products and Leslie-Locke. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $900,000. The Company denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that such defense will not have a material adverse impact on the Company's financial condition or results of operations.


                                   Page - 6 -

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1997.

Name                  Position
----                  --------

Leigh J. Abrams       President, Chief Executive Officer and Director of the
   (Age 55)           Company since March 1984.

Edward W. Rose, III   Chairman of the Board of Directors of the Company since
   (Age 56)           March 1984.

David L. Webster      Director of the Company since March 1984.
   (Age 62)

L. Douglas Lippert    Director of the Company since November 1997.
   (Age 50)

James F. Gero         Director of the Company since May 1992.
   (Age 52)

Gene H. Bishop        Director of the Company since June 1995.
   (Age 68)

Fredric M. Zinn       Chief Financial Officer of the Company since January 1986.
   (Age 46)

Harvey J. Kaplan      Secretary and Treasurer of the Company since March 1984.
   (Age 63)

      LEIGH J. ABRAMS has also been President, Chief Executive Officer and a Director of Leslie Building Products since July 1994.

      EDWARD W. ROSE, III, for more than the past five years, has been President and principal stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as the Co-Managing General Partner of the Texas Rangers Baseball Team, and as a director of the following public companies:
Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc. engaged in check cashing services. Since July 1994, Mr. Rose has been Chairman of the Board of Leslie Building Products.

      DAVID L. WEBSTER, since November 1980, has been President and Chief Executive Officer of Kinro, Inc., a subsidiary of the Company, and Chairman of Kinro, Inc. since November 1984. Mr. Webster has also been President and Chief Executive Officer of Shoals Supply, Inc., a subsidiary of the Company, since its acquisition in February 1996.


                                   Page - 7 -

      L. DOUGLAS LIPPERT, since October 1997, has been President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, and President of the predecessor of Lippert Components, Inc. since 1978. The Board of Directors appointed Mr. Lippert as a Director, in connection with the acquisition of Lippert Components, Inc. in October 1997.

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

      Based on its review of the copies of such forms received by it, the Company believes that during 1997 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 1997 other than Edward W. Rose, III and L. Douglas Lippert, directors of the Company) were complied with, except that Gene H. Bishop, a director of the Company, inadvertently filed one day late with respect to an aggregate of 600 shares of the Common Stock of the Company purchased for his children.


                                   Page - 8 -

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Per Share Market Price Information

      The Common Stock of the Company is traded on the American Stock Exchange (symbol: DW). On March 9, 1998, there were 2,369 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

      The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the American Stock Exchange.

      All of the following prices have been retroactively adjusted to reflect the two-for-one split effective March 21, 1997.

                                                 High          Low
                                                 ----          ---
      Calendar 1996
            Quarter ended March 31 .......      $ 8.00       $ 6.75
            Quarter ended June 30.........      $ 9.25       $ 7.32
            Quarter ended September 30....      $12.32       $ 8.38
            Quarter ended December 31.....      $13.62       $10.62

      Calendar 1997
            Quarter ended March 31........      $13.81       $10.75
            Quarter ended June 30.........      $13.00       $10.63
            Quarter ended September 30....      $14.38       $11.75
            Quarter ended December 31.....      $14.13       $11.06

      The closing price per share for the Common Stock on March 9, 1998 was $12.75.

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

Item 6. SELECTED FINANCIAL DATA, Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1997.


                                   Page - 9 -

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

        Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 21, 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

            (a)   Documents Filed

                  (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

                  (2)   Schedules. Schedule II - Valuation and Qualifying
                        Accounts.

                  (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

            (b)   Reports on Form 8-K

            On October 16, 1997, the Company filed a Current Report on Form 8-K reporting the acquisition of Lippert Components, Inc. On December 22, 1997, the Company filed an Amendment on Form 8-K/A1 to the Current Report amending Items 7(a), 7(b) and 7(c) thereof by filing the following Financial Statements of Business Acquired and Pro Forma Financial Information:

            Item 7(a) - Financial Statements of Business Acquired:

                  A)    Independent Auditors' Report;

                  B)    Balance Sheets as of September 30, 1997 and 1996;

                  C) Statements of Income for the years ended September 30, 1997, 1996 and 1995;

                  D) Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995;

                  E) Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995; and

                  F)    Notes to Financial Statements.


                                  Page - 10 -

            Item 7(b) - Pro Forma Financial Information:

                  A) Unaudited Pro Forma Combined Statements of Income for the year ended December 31, 1996 and the nine months ended September 30, 1997;

                  B) Unaudited Pro Forma Combined Balance Sheet as of September 30, 1997; and

                  C)    Pro Forma Adjustments.

            Item 7(c) - Exhibits

                  Consent of Independent Auditors


                                  Page - 11 -

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DREW INDUSTRIES INCORPORATED

Date:   March 23, 1998
                                                By: /s/ Leigh J. Abrams
                                                   -----------------------------
                                                    Leigh J. Abrams, President

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

Date                  Signature                            Title
----                  ---------                            -----


March 23, 1998    By: /s/ Leigh J. Abrams          Director, President and Chief
                     --------------------------    Executive Officer
                     (Leigh J. Abrams)


March 23, 1998    By: /s/ Harvey J. Kaplan         Secretary and Treasurer
                     --------------------------
                     (Harvey J. Kaplan)


March 23, 1998    By: /s/ Fredric M. Zinn          Chief Financial Officer
                     --------------------------
                     (Fredric M. Zinn)


March 23, 1998    By: /s/ John F. Cupak            Controller
                     --------------------------
                     (John F. Cupak)


March 23, 1998    By: /s/ Edward W. Rose III       Director
                     --------------------------
                     (Edward W. Rose, III)


March 23, 1998    By: /s/ David L. Webster         Director
                     --------------------------
                     (David L. Webster)


March 23, 1998    By: /s/ L. Douglas Lippert       Director
                     --------------------------
                     (L. Douglas Lippert)


March 23, 1998    By: /s/ James F. Gero            Director
                     --------------------------
                     (James F. Gero)


March 23, 1998    By: /s/ Gene H. Bishop           Director
                     --------------------------
                     (Gene H. Bishop)


                                  Page - 12 -

                           Report of Independent Auditors

The Board of Directors
Drew Industries Incorporated:

Under date of February 11, 1998, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained on pages 12 through 23 in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed on Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP


Stamford, Connecticut
February 11, 1998


                                  Page - 13 -

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                COLUMN B              COLUMN C                COLUMN D      COLUMN E
--------                                --------     -------------------------        --------      --------
                                                             Additions
                                                     -------------------------
                                       Balance At    Charged To     Charged To                     Balance At
                                       Beginning     Costs and        Other                           End
                                       Of Period      Expenses       Accounts         Deductions   Of Period
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts
    receivable, trade                     $ 308        $ (10)        $ 231(a)         $   1(b)        $ 528
  Reserve for liquidation losses -
    disposal of businesses                    9                                                           9
  Reserve for revaluation of loans          361         (301)                                            60
  Reserve for notes receivable              498          (86)                           (24)(c)         436

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts
    receivable, trade                     $ 266        $  23         $  30(a)         $  11(b)        $ 308
  Reserve for liquidation losses -
    disposal of businesses                    9                                                           9
  Reserve for revaluation of loans          334           27                                            361
  Reserve for notes receivable              692         (321)                          (127)(c)         498

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts
    receivable, trade                     $ 197        $  74                          $  (5)(b)       $ 266
  Reserve for liquidation losses -
    disposal of businesses                    9                                                           9
  Reserve for revaluation of loans          319           15                                            334
  Reserve for notes receivable              533           46                           (113)(c)         692

(a)   Represents balance at date of acquisition of Shoals Supply, Inc.
(b)   Represents accounts written-off net of recoveries.
(c)   Represents write-off of uncollectible portion of notes, net of recoveries.


                                  Page - 14 -

                                  EXHIBIT INDEX

Exhibit                                                           Sequentially
Number       Description                                          Numbered Page
------       -----------                                          -------------

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

10.100   Drew Industries Incorporated Stock Option Plan.

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


                                  Page - 15 -

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

10.160 Agreement and Plan of Merger, dated October 7, 1997, by and among Drew Industries Incorporated, Lippert Acquisition Corp., Lippert Components, Inc. and the shareholders of Lippert Components, Inc. named therein.

10.161 Registration Rights Agreement, dated October 7, 1997, by and among Drew Industries Incorporated, Lippert Acquisition Corp., and certain shareholders of Lippert Components, Inc. named therein.

10.162 Contingency Escrow Agreement, dated October 7, 1997 by and among Drew Industries Incorporated, Lippert Acquisition Corp., The Chase Manhattan Bank, and certain shareholders of Lippert Components, Inc. named therein.

10.163 Indemnity Escrow Agreement, dated October 7, 1997, by and among Drew Industries Incorporated, Lippert Acquisition Corp., The Chase Manhattan Bank, and The L. Douglas Lippert Living Trust dated June 6, 1989.

10.164 Executive Employment and Non-Competition Agreement, dated October 7, 1997, by and between Lippert Components, Inc. and L. Douglas Lippert.


                                  Page - 16 -

10.165 Note Purchase Agreement, dated January 28, 1998, by and among Kinro, Inc, Lippert Components, Inc. and Shoals Supply, Inc. (collectively, the "Note Co-Issuers") and Teachers Insurance and Annuity Association of America, ING Investment Management, Inc. as agent for Midwestern Life Insurance Company, Security Life of Denver Insurance Company, Equitable Life Insurance Company of Iowa and USG Annuity & Life Insurance Company (collectively, the "Note Purchasers").

10.166 6.95% Senior Notes due January 28, 2005 in the aggregate principal amount of $40,000,000 issued by the Note Co-Issuers to the Note Purchasers.

10.167 Pledge Agreements, dated January 28, 1998, by and between The Chase Manhattan Bank, as trustee for the benefit of the Note Purchasers and, separately, Registrant, Kinro, Inc., Shoals Supply, Inc., Kinro Manufacturing.

10.168 Guarantee Agreement, dated January 28, 1998, by and among Registrant and the Note Purchasers.

10.169 Subsidiary Guaranty, dated January 28 1998, by Kinro Holding Inc., Kinro Manufacturing, Inc., Shoals Holding, Inc., Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Shoals Supply Texas Limited Partnership and Shoals Supply Tennessee Limited Partnership (collectively, the "Subsidiaries") in favor of the Note Purchasers.

10.170 Collateralized Trust Agreement, dated January 28, 1998, by and among the Note Co-Issuers and the Note Purchasers.

10.171 Subordination Agreement, dated January 28, 1998, by and among Registrant, the Note Co-Issuers, Lippert Components, Inc., the Subsidiaries, and the Note Purchasers.

10.172 $25,000,000 Revolving Credit Facility - Credit Agreement, dated January 28 1998, by and among Kinro, Inc., Shoals Supply, Inc. and Lippert Components, Inc. (The "Borrowers") and The Chase Manhattan Bank ("Chase") and KeyBank National Association ("KeyBank") (together, the "Lenders").

10.173 $15,000,000 Revolving Credit Note, dated January 28, 1998, made by the Borrowers to Chase.

10.174 $10,000,000 Revolving Credit Note, dated January 28, 1998, made by the Borrowers to KeyBank.

10.175 Company Guarantee Agreement, dated January 28, 1998, made by Registrant to Chase, as agent for the Lenders.

10.176 Subsidiary Guarantee Agreement, dated January 28, 1998, made by each direct and indirect subsidiary of Registrant (other than the Borrowers) in favor of Chase, as agent for the Lenders.

10.177 Subordination Agreement, dated January 29, 1998, made by each direct and indirect subsidiary of Registrant and Chase, as agent for the Lenders

10.178 Pledge and Security Agreement, dated January 28, 1998, made by Registrant, the Borrowers, and certain indirect subsidiaries of Registrant in favor of Chase, as collateral agent.

         Exhibit 10.27 is incorporated by reference to the Exhibits bearing the same number indicated on the Registration Statement of Drew National Corporation on Form S-1 (Registration No. 2-72492).


                                  Page - 17 -

         Exhibit 10.39 is incorporated by reference to the Exhibit included in the Annual Report of Drew National Corporation on Form 10-K for the fiscal year ended August 31, 1983.

         Exhibits 10.47 and 10.49 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated September 6, 1985.

         Exhibit 10.66 is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         Exhibits 10.151 - 10.158 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated February 29, 1996.

         Exhibits 10.160 - 10.164 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated October 16, 1997.

         Exhibits 10.165 - 10.178 are filed herewith.

13.      1997 Annual Report to Stockholders.

         Exhibit 13 is filed herewith ____________ .

21.      Subsidiaries

         Exhibit 21 is filed herewith ____________ .

23.      Consent of Independent Auditors.

         Exhibit 23 is filed herewith ____________ .

24.      Powers of Attorney.

         Powers of Attorney of persons signing this Report are included as part of this Report.


                                  Page - 18 -