Form 10-Q
period 1998-03-31
DREW INDUSTRIES INCORPORATED
filed 1998-05-14
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1998

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

                              Yes |XX|   No |__|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,376,090 shares of common stock as of April 27, 1998.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                   (UNAUDITED)

                  ---------------------------------------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME                                     3

         CONSOLIDATED BALANCE SHEETS                                           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-10

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 11-14
           CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
     Not applicable

SIGNATURES                                                                    15

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998              1997
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                              $75,181           $41,628

Cost of sales                                           60,101            31,465
                                                       -------           -------

     Gross profit                                       15,080            10,163

Selling, general and administrative expenses             8,969             5,096
                                                       -------           -------

     Operating profit                                    6,111             5,067

Interest expense, net                                    1,075               299
                                                       -------           -------

     Income before income taxes                          5,036             4,768

Provision for income taxes                               2,000             1,822
                                                       -------           -------

        Net income                                     $ 3,036           $ 2,946
                                                       =======           =======

Net income per common share:
     Basic                                             $   .27           $   .30
                                                       =======           =======
     Diluted                                           $   .27           $   .29
                                                       =======           =======

Weighted average common shares outstanding:
     Basic                                              11,135             9,938
                                                       =======           =======
     Diluted                                            11,359            10,185
                                                       =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         March 31,        December 31,
                                                                                  ----------------------
                                                                                    1998         1997        1997
----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and short term investments                                                $   3,480    $     287   $   1,028
   Accounts receivable, trade, less allowance for
     doubtful accounts                                                               16,816        8,714       9,181
   Inventories (Note 3)                                                              27,029       19,957      29,456
   Prepaid expenses and other current assets                                          4,001        2,546       6,610
                                                                                  ---------    ---------   ---------

       Total current assets                                                          51,326       31,504      46,275
Fixed assets, net                                                                    40,436       12,929      38,096
Goodwill, net (Note 2)                                                               43,821       11,483      44,215
Other assets                                                                          2,591        1,063       1,763
                                                                                  ---------    ---------   ---------

       Total assets                                                               $ 138,174    $  56,979   $ 130,349
                                                                                  =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of long-
     term debt and other long-term liabilities                                    $     594    $   6,224   $     643
   Accounts payable, trade                                                            6,966        4,904       6,372
   Accrued expenses and other current liabilities                                    18,135       11,650      15,251
                                                                                  ---------    ---------   ---------
       Total current liabilities                                                     25,695       22,778      22,266

Long-term indebtedness (Note 4)                                                      56,029       15,777      54,760
Other long-term liabilities                                                           1,370        1,266       1,370
                                                                                  ---------    ---------   ---------

       Total liabilities                                                             83,094       39,821      78,396
                                                                                  ---------    ---------   ---------

Commitments and Contingencies (Note 5)

Stockholders' equity
   Common stock, par value $.01 per share: authorized 20,000,000 shares; issued
     11,373,928 shares at March 1998; 11,230,948 shares at March 1997 and
     11,363,166 shares at
     December 1997                                                                      113          112         113
   Paid-in capital                                                                   19,340       17,451      19,249
   Retained earnings                                                                 35,627       23,543      32,591
                                                                                  ---------    ---------   ---------
                                                                                     55,080       41,106      51,953
   Treasury stock, at cost - 2,079,770 shares at March 1997                                      (23,948)
                                                                                  ---------    ---------   ---------
       Total stockholders' equity                                                    55,080       17,158      51,953
                                                                                  ---------    ---------   ---------

       Total liabilities and stockholders' equity                                 $ 138,174    $  56,979   $ 130,349
                                                                                  =========    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 ------------------------
                                                                                   1998            1997
---------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net income                                                                    $  3,036        $  2,946
   Adjustments to reconcile net income to
     cash flows provided by operating activities:
       Depreciation and amortization                                                1,495             424
       Loss on disposal of fixed assets                                                16
       Changes in assets and liabilities:
         Accounts receivable, net                                                  (7,635)         (3,790)
         Inventories                                                                2,427           2,729
         Prepaid expenses and other assets                                          1,703              41
         Accounts payable, accrued expenses and other current liabilities           3,478           1,254
                                                                                 --------        --------
             Net cash flows provided by operating activities                        4,520           3,604
                                                                                 --------        --------

Cash flows from investing activities:
   Capital expenditures                                                            (3,472)         (2,358)
   Proceeds from sales of fixed assets                                                 93
                                                                                 --------        --------

             Net cash flows used for investing activities                          (3,379)         (2,358)
                                                                                 --------        --------

Cash flows from financing activities:
   Proceeds from private placement of Senior Notes                                 40,000
   Proceeds from line of credit                                                    25,000           9,125
   Repayments under line of credit                                                (63,600)        (11,825)
   Repayments of term loans                                                          (189)            (79)
   Exercise of stock options                                                           91             251
   Other                                                                                9              24
                                                                                 --------        --------

             Net cash flows provided by (used for) financing activities             1,311          (2,504)
                                                                                 --------        --------

             Net increase (decrease) in cash                                        2,452          (1,258)

Cash and short-term investments at beginning of period                              1,028           1,545
                                                                                 --------        --------
Cash and short-term investments at end of period                                 $  3,480        $    287
                                                                                 ========        ========

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest on debt                                                        $    902        $     82
         Income taxes                                                            $    185        $    738

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Total
                                                 Common      Paid-in      Retained    Stockholders'
----------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1997                      $   113    $  19,249     $ 32,591      $  51,953
Net income for three months ended
   March 31, 1998                                                            3,036          3,036
Issuance of 10,764 shares of common stock
   pursuant to stock option plan                                   61                          61
Income tax benefit relating to issuance of
   common stock upon exercise of stock options                     30                          30
                                                 -------    ---------     --------      ---------

Balance - March 31, 1998                         $   113    $  19,340     $ 35,627      $  55,080
                                                 =======    =========     ========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company had no "other" comprehensive income for the three months ended March 31, 1998 and 1997.

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. This statement addresses presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. The impact on disclosure in the Company's financial statements of Statement 131, which will be adopted on December 31, 1998, has not yet been determined.

2.    Acquisitions

      Lippert Components, Inc.

      On October 7, 1997, the Company acquired Lippert Components, Inc. ("Lippert") for $27 million in cash and 1,923,231 shares of Drew common stock having a value of approximately $25.3 million. In addition, 230,769 shares are held in escrow pending the results of an earn-out. All 2,154,000 shares are restricted and are subject to a registration rights agreement. The cash portion of the transaction was financed by Drew's then existing credit facility.

      Lippert, which has 16 plants in 13 states east of the Rocky Mountains, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing. The refurbishing of axles and tires, except for Lippert's Florida operation, has now been transferred to Shoals, while Shoals has transferred to Lippert all of its chassis parts business.

      The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") was $30.1 million, which is being amortized over 30 years.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The results of the acquired business have been included in the Company's consolidated statements of income beginning October 7, 1997. Lippert's sales for its fiscal year ended September 30, 1997 were $99 million, on which they achieved earnings before interest, taxes and goodwill amortization of approximately $8.2 million, excluding shareholder compensation, benefits and related items which will not continue subsequent to the acquisition. These earnings are net of other nonrecurring compensation and startup costs of approximately $.5 million.

      Pritt Tire and Axle, Inc.

      On May 5, 1997 the Company's subsidiary, Shoals Supply, Inc. ("Shoals") acquired the assets and business of Pritt Tire and Axle, Inc. ("Pritt") of Bristol, Indiana. Pritt refurbishes axles and tires used in the transportation of manufactured homes.

      The purchase price consisted of cash of $4.4 million and a three-year warrant to purchase 40,000 shares of the common stock of Drew at $11.00 per share. As part of this transaction, in the third quarter of 1997, Shoals acquired, from the former owner of Pritt, the manufacturing facility utilized by Pritt for approximately $1 million.

      The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $2.9 million, which is being amortized over 30 years.

      The results of the acquired business have been included in the Company's consolidated statements of income beginning May 5, 1997. Pritt had 1996 net sales of $10.7 million.

3.    Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Inventories consist of the following (in thousands):

                                                 March 31,
                                         ------------------------   December 31,
                                           1998           1997          1997
                                           ----           ----          ----

            Finished goods               $   6,677      $   5,350    $   8,989
            Work in process                  1,874          1,595        1,746
            Raw Material                    18,478         13,012       18,721
                                         ---------      ---------    ---------
                Total                    $  27,029      $  19,957    $  29,456
                                         =========      =========    =========

4.    Long-Term Indebtedness

      On January 28, 1998, the Company completed a private placement of $40 million of 6.95 percent, seven year Senior Notes. Amortization of the seven year Senior Notes is $8 million annually beginning at the end of year three.

      Proceeds of the Senior Notes were used to reduce borrowings under Drew's then existing $65 million credit facility with The Chase Manhattan Bank, as agent. Simultaneously, such credit facility was replaced with a $25 million revolving credit facility which expires on May 15, 2002. The balance of the loan under such credit facility was $14,000,000 at March 31, 1998.

      Interest on borrowings under the new credit facility is payable at the prime rate. In addition, the Company has the option to convert a portion of the loan to a Eurodollar loan at 1% over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1% per annum, on the daily unused amount of the revolving line of credit.

      Pursuant to both the Senior Notes and the new credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

      The Company has entered into interest rate hedge agreements to effectively convert variable rate debt to fixed rate debt in order to reduce the risk of incurring higher interest costs due to rising interest rates. At March 31, 1998, the Company had entered into contracts that expire in May 1998 and May 1999 which hedge interest related to $5 million and $10 million of debt, respectively. Both of these contracts have an effective rate of 7.44%.

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

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The Company, through its wholly-owned subsidiaries Kinro, Inc. ("Kinro"), Lippert Components, Inc. ("Lippert") and Shoals Supply, Inc. ("Shoals") is a leading supplier of a broad array of components for manufactured homes and recreational vehicles. Manufactured products include windows, doors, chassis, chassis parts, galvanized roofing and new and refurbished axles. The Company also distributes new and refurbished tires. Approximately 85 percent of the Company's sales are for manufactured homes and 15 percent are for recreational vehicles ("RV's"). Many of the producers of manufactured homes, to whom the Company sells windows, also manufacture RV's. At March 31, 1998, the Company operated 33 plants in 16 states.

      On May 5, 1997 Shoals acquired the assets and business of Pritt Tire and Axle, Inc. ("Pritt") which is being operated as an additional branch of Shoals. Pritt had 1996 sales of $10.7 million.

      Lippert, which was acquired by the Company on October 7, 1997, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing. At March 31, 1998, Lippert had 16 plants in 13 states east of the Rocky Mountains. Lippert's sales for its fiscal year ended September 30, 1997 were $99 million, on which they achieved earnings before interest, taxes and goodwill amortization of approximately $8.2 million, excluding shareholder compensation, benefits and related items which did not continue subsequent to the acquisition. These earnings are net of other nonrecurring compensation and startup costs of approximately $.5 million.

RESULTS OF OPERATIONS

      Net sales for the quarter ended March 31, 1998 increased 81% over the same period last year. The 1997 period does not include any sales for Lippert and Pritt which were both acquired by the Company after the first quarter in 1997. Excluding sales of Lippert and Pritt, net sales increased 12% over the 1997 quarter. This increase is attributable to sales of manufactured housing products which increased 9% and recreational vehicle products which increased 27%. These increases compare to industry-wide increases in shipments of 3% in the manufactured housing industry for the two months ended February 28, 1998, and 13% in the recreational vehicle industry, for the three months ended March 1998. Also affecting the increase in sales dollars is the increase in shipments of vinyl windows which are higher-priced than aluminum windows.

      Operating profit increased 21% to $6.1 million for the first quarter of 1998. Included in the current year's operating profit are the results of Lippert and Pritt. The contribution by these acquired operations to the Company's operating profit was $1.3 million on net sales of $28.6 million for the 1998 quarter. Excluding these operations acquired in 1997, operating profit decreased approximately 4.5% from the 1997 quarter on a 1.6% decline in gross profit percentage. During the first quarter of 1998, the Company continued the integration of the operations of the recently acquired Lippert business and the start-up of several newly constructed facilities. Costs associated with these actions and the continuing impact of competitive pressures which began in the second quarter of 1997, resulted in lower margins in the first quarter of 1998, as compared to last year's first quarter which benefitted from favorable material costs. However, the Company anticipates that full year 1998 will benefit from growth in the manufactured housing industry, as well as from recently completed acquisitions, refinancing and plant expansions. As a result, improved earnings and cash flow are expected in 1998.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Interest Expense, Net

      Interest expense, net, increased to $1.1 million in the 1998 quarter from $.3 million in the 1997 quarter primarily as a result of the debt incurred for the purchase of 1.6 million shares of treasury stock from the Company's Chairman for $20.8 million on February 14, 1997, as well as $31.8 million for the 1997 acquisitions of Lippert and Pritt.

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following:

                                                               Quarter Ended
                                                                 March 31,
                                                             -------------------
                                                              1998        1997
--------------------------------------------------------------------------------
(In thousands)
Net cash flows provided by operating activities              $ 4,520    $ 3,604
Net cash flows (used for) investment activities              $(3,379)   $(2,358)
Net cash flows provided by (used for) financing activities   $ 1,311    $(2,504)

      Net cash provided by operating activities primarily resulted from net income before the deduction of depreciation and amortization. The seasonal changes in the components of working capital offset each other.

      Cash flows used for investing activities was for capital expenditures of $3.5 million for the 1998 quarter, primarily related to two new factories being constructed by Lippert. Capital expenditures for 1998 are expected to approximate $6 to $8 million. Such capital expenditures will be funded from the proceeds of Industrial Revenue Bonds as well as cash flow from operations.

      Cash flows provided by financing activities in the 1998 quarter includes increases in debt of approximately $1.2 million.

      On January 28, 1998, the Company completed a private placement of $40 million of 6.95 percent, seven year Senior Notes. Amortization of the seven year Senior Notes is $8 million annually beginning at the end of year three.

      Proceeds of the Senior Notes were used to reduce borrowings under Drew's then existing $65 million credit facility with The Chase Manhattan Bank, as agent. Simultaneously, such credit facility was replaced with a $25 million revolving credit facility, which expires on May 15, 2002.

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

      On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal are primarily product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

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

INFLATION

      The prices of raw materials, consisting primarily of aluminum, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future prices fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At March 31, 1998, the Company currently had futures contracts for 1.7 million pounds at an aggregate cost of $1.2 million, which was approximately $150,000 above current market value.

YEAR 2000

      The company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the

Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company had previously decided to upgrade its computer systems. These upgrades will allow the Company to achieve Year 2000 compliance. The cost of these upgrades, which are currently in progress and expected to be completed during 1998, are not material to the Company's results of operations or financial position. Remaining expenditures, primarily capital in nature, are expected to be less than $.5 million. No significant expenditures were required to specifically achieve Year 2000 compliance.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's plans regarding its operating strategy, its products and performance and its views of industry prospects, which could be construed to be forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements reflect the Company's current views with respect to future plans, events and financial performance.

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


                                            DREW INDUSTRIES INCORPORATED
                                            Registrant


                                            By /s/ Fredric M. Zinn
                                               ---------------------------------
                                            Fredric M. Zinn
                                            Principal Financial Officer

May 12, 1998