Form 10-Q
period 1998-06-30
DREW INDUSTRIES INCORPORATED
filed 1998-08-13
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1998

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

                                Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,381,492 shares of common stock as of July 31, 1998.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                   (UNAUDITED)

                ------------------------------------------------

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

        CONSOLIDATED STATEMENTS OF INCOME                                    3

        CONSOLIDATED BALANCE SHEETS                                          4

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7-11

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                12-15
          CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
    Not applicable

SIGNATURES                                                                  16

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Six Months Ended           Three Months Ended
                                                            June 30,                    June 30,
                                                       ------------------         -------------------
                                                        1998        1997            1998       1997
--------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                             $ 162,506    $91,829        $ 87,325    $50,201

Cost of sales (Note 3)                                  129,500     70,584          69,399     39,119
                                                      ---------    -------        --------    -------

    Gross profit                                         33,006     21,245          17,926     11,082

Selling, general and administrative expenses             18,619     10,649           9,650      5,553
                                                      ---------    -------        --------    -------

    Operating profit                                     14,387     10,596           8,276      5,529

Interest expense, net                                     2,062        861             987        562
                                                      ---------    -------        --------    -------

    Income before income taxes                           12,325      9,735           7,289      4,967

Provision for income taxes                                4,894      3,708           2,894      1,886
                                                      ---------    -------        --------    -------

       Net income                                     $   7,431    $ 6,027        $  4,395    $ 3,081
                                                      =========    =======        ========    =======

Net income per common share:
    Basic                                             $     .67   $    .63        $    .39    $   .34
                                                      =========   ========        ========    =======
    Diluted                                           $     .65   $    .61        $    .39    $   .33
                                                      =========   ========        ========    =======

Weighted average common shares outstanding:
    Basic                                                11,141      9,602          11,147      9,155
                                                      =========    =======        ========    =======
    Diluted                                              11,374      9,833          11,395      9,385
                                                      =========    =======        ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,
                                                                ------------------      December 31,
                                                                 1998        1997          1997
----------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
  Cash and short term investments                              $  3,445     $ 1,379      $ 1,028
  Accounts receivable, trade, less allowance for
    doubtful accounts                                            17,408       9,320        9,181
  Inventories (Note 3)                                           29,537      22,264       29,456
  Prepaid expenses and other current assets                       4,050       2,932        6,610
                                                               --------     -------      -------

      Total current assets                                       54,440      35,895       46,275

Fixed assets, net                                                41,247      15,238       38,096
Goodwill, net (Note 2)                                           43,426      14,443       44,215
Other assets                                                      5,811       1,300        1,763
                                                               --------     -------     --------

      Total assets                                             $144,924     $66,876     $130,349
                                                               ========     =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable, including current maturities of long-
    term debt and other long-term liabilities                  $    794     $ 6,972      $   643
  Accounts payable, trade                                        11,547       6,835        6,372
  Accrued expenses and other current liabilities                 18,307      12,218       15,251
                                                               --------     -------     --------
      Total current liabilities                                  30,648      26,025       22,266

Long-term indebtedness (Note 4)                                  53,364      20,199       54,760
Other long-term liabilities                                       1,370         385        1,370
                                                               --------     -------     --------

      Total liabilities                                          85,382      46,609       78,396
                                                               --------     -------     --------

Commitments and Contingencies (Note 5)

Stockholders' equity
  Common stock, par value $.01 per share: authorized
    20,000,000 shares; issued 11,381,492 shares at
    June 1998; 11,235,580 shares at June 1997 and
    11,363,166 shares at
    December 1997                                                   114         112          113
  Paid-in capital                                                19,406      17,479       19,249
  Retained earnings                                              40,022      26,624       32,591
                                                               --------     -------     --------
                                                                 59,542      44,215       51,953
  Treasury stock, at cost - 2,079,770 shares at June 1997                   (23,948)
                                                               --------     -------     --------
      Total stockholders' equity                                 59,542      20,267       51,953
                                                               --------     -------     --------
      Total liabilities and stockholders' equity               $144,924     $66,876     $130,349
                                                               ========     =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                   1998        1997
-----------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net income                                                                     $  7,431    $  6,027
  Adjustments to reconcile net income to
    cash flows provided by operating activities:
      Depreciation and amortization                                                 3,111         948
      Loss on disposal of fixed assets                                                 25
      Changes in assets and liabilities:
        Accounts receivable, net                                                   (8,227)     (3,521)
        Inventories                                                                   447       1,830
        Prepaid expenses and other assets                                           1,565        (541)
        Accounts payable, accrued expenses and other current liabilities            8,231       2,263
                                                                                 --------    --------
          Net cash flows provided by operating activities                          12,583       7,006
                                                                                 --------    --------

Cash flows from investing activities:
  Capital expenditures                                                             (5,378)     (4,265)
  Proceeds from sales of fixed assets                                                 113
  Acquisition of businesses, net of cash received                                  (3,814)     (5,534)
                                                                                 --------    --------

          Net cash flows used for investing activities                             (9,079)     (9,799)
                                                                                 --------    --------

Cash flows from financing activities:
  Proceeds from private placement of Senior Notes                                  40,000
  Proceeds from Industrial Revenue Bonds                                            4,153
  Proceeds from term loan                                                                      21,000
  Proceeds from line of credit                                                     35,600      23,575
  Repayments under line of credit                                                 (80,700)    (21,275)
  Repayments of term loans                                                           (298)       (158)
  Exercise of stock options                                                           158         278
  Acquisition of treasury stock                                                               (20,800)
  Other                                                                                             7
                                                                                 --------    --------

          Net cash flows (used for) provided by financing activities               (1,087)      2,627
                                                                                 --------    --------

          Net increase (decrease) in cash                                           2,417        (166)

Cash and short-term investments at beginning of period                              1,028       1,545
                                                                                 --------    --------
Cash and short-term investments at end of period                                 $  3,445    $  1,379
                                                                                 ========    ========

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
        Interest on debt                                                         $  1,244    $    758
        Income taxes                                                             $  4,242    $  5,009

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Total
                                                       Common   Paid-in   Retained   Stockholders'
                                                        Stock   Capital   Earnings      Equity
------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1997                            $  113   $ 19,249   $ 32,591     $ 51,953
Net income for six months ended
  June 30, 1998                                                               7,431        7,431
Issuance of 18,326 shares of common stock
  pursuant to stock option plan                             1        102                     103
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                         55                      55
                                                       ------   --------   --------     --------

Balance - June 30, 1998                                $  114   $ 19,406   $ 40,022     $ 59,542
                                                       ======   ========   ========     ========

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company had no "other" comprehensive income for the six months ended June 30, 1998 and 1997.

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

      Coil Clip, Inc.

      On May 14, 1998, Lippert acquired the manufactured housing inventory and customer list, as well as certain intangible assets, of Coil Clip, Inc., for approximately $3.8 million. Coil Clip had annual sales of chassis parts to such customers of approximately $4.5 million. Subsequent to the acquisition, Lippert has retained all such customers.

      Lippert and Coil Clip also entered into a supply agreement pursuant to which Coil Clip will supply Lippert with steel blanks for use in its manufactured housing chassis parts business.

      The purchase price has been allocated to the underlying assets based upon their respective estimated fair market values at date of acquisition. Intangible assets acquired of $3.3 million are being amortized over useful lives averaging six years.

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

      The results of the acquired business have been included in the Company's consolidated statements of income beginning May 5, 1997. Pritt had net sales of $4.4 million from January 1, 1997 to May 4, 1997.

3. Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Inventories consist of the following (in thousands):

                                               June 30,
                                        ---------------------      December 31,
                                         1998          1997           1997
                                         ----          ----           ----
               Finished goods           $ 9,678       $ 4,183       $ 8,989
               Work in process            1,944         1,760         1,746
               Raw Material              17,915        16,321        18,721
                                        -------       -------       -------
                  Total                 $29,537       $22,264       $29,456
                                        =======       =======       =======

4. Long-Term Indebtedness

      On January 28, 1998, the Company completed a private placement of $40 million of 6.95 percent, seven year Senior Notes. Amortization of the seven year Senior Notes is $8 million annually beginning at the end of year three.

      Proceeds of the Senior Notes were used to reduce borrowings under Drew's then existing $65 million credit facility with The Chase Manhattan Bank, as agent. Simultaneously, such credit facility was replaced with a $25 million revolving credit facility which expires on May 15, 2002. The balance of the loan under such credit facility was $7.5 million at June 30, 1998.

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

      The Company has entered into interest rate hedge agreements to effectively convert variable rate debt to fixed rate debt in order to reduce the risk of incurring higher interest costs due to rising interest rates. At June 30, 1998, the Company had entered into a contract that expires in May 1999 which hedges interest related to $10 million of debt at an effective rate of 7.44%.

5. Contingencies

      Effective July 29, 1994, the Company spun off to its stockholders LBP, Inc. (formerly known as Leslie Building Products, Inc.) and its subsidiary, Prime Acquisition Corp. ("Prime"), (formerly known as Leslie-Locke, Inc.), the Company's former home improvement building products segment.

      On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Prime's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal are all product

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and LBP, Inc. and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $7.5 million is sought, jointly and severally, from the Company, Kinro, LBP, Inc. and Prime. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $.9 million.

      On July 14,1998, the court granted defendants motion to dismiss approximately $7.5 million of the trustee's tax related claims (excluding duplicate claims). The Court granted the trustee the opportunity to replead the tax-related claims. The remaining $.9 million of the trustee's claims were not dismissed, but the Company believes that the trustee's claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations.

                                              Six Months Ended            Three Months Ended
                                                  June 30,                     June 30,
                                            ---------------------       ----------------------
                                              1998         1997           1998          1997
----------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding - basic                       11,140,960  9,602,493       11,147,383   9,154,652
Assumed issuance of common stock
  pertaining to stock options and warrants     233,312    230,361          247,430     230,839
                                            ----------  ---------       ----------   ---------
Weighted average common shares
  outstanding - diluted                     11,374,272  9,832,854       11,394,812   9,385,491
                                            ==========  =========       ==========   =========

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The Company, through its wholly-owned subsidiaries Kinro, Inc. ("Kinro"), Lippert Components, Inc. ("Lippert") and Shoals Supply, Inc. ("Shoals") is a leading supplier of a broad array of components for manufactured homes and recreational vehicles. Manufactured products include windows, doors, chassis, chassis parts, galvanized roofing and new and refurbished axles. The Company also distributes new and refurbished tires. Approximately 85 percent of the Company's sales are for manufactured homes and 15 percent are for recreational vehicles ("RV's"). Many of the producers of manufactured homes, to whom the Company sells windows, also manufacture RV's. At June 30, 1998, the Company operated 32 plants in 16 states.

      On May 5, 1997 Shoals acquired the assets and business of Pritt Tire and Axle, Inc. ("Pritt") which is being operated as an additional branch of Shoals. Pritt had net sales of $4.4 million from January 1, 1997 to May 4, 1997.

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

RESULTS OF OPERATIONS

      Net sales for the six months and quarter ended June 30, 1998 increased 86% and 74%, respectively, over the same periods last year. The 1997 period does not include any sales for Lippert, which was acquired by the Company on October 7, 1997, and only includes Pritt from May 5, 1997, the date of Pritt's acquisition by the Company. Excluding sales of Lippert and Pritt, net sales increased 11% for the six months and 10% for the second quarter over the 1997 periods. This increase is attributable to sales of manufactured housing products which increased 8% and 6%, respectively, and recreational vehicle products which increased 27% and 29% for the six months and quarter, respectively. These increases compare to industry-wide increases in shipments of approximately 3% in the manufactured housing industry and 14% in the recreational vehicle industry, for the six months ended June 1998. Also affecting the increase in sales dollars is the increase in shipments of vinyl windows which are higher-priced than aluminum windows.

      Operating profit increased 36% to $14.4 million and 49% to $8.3 million for the six months and quarter, respectively, over the same periods last year. Included in operating profit are the results of Lippert and Pritt since they were acquired by the Company. The contribution by these acquired operations to the Company's operating profit was $3.8 million on net sales of $63.2 million for the six months ended June 30,1998 and $2.5 million on net sales of $34.7 million for the quarter then ended. Excluding these operations acquired in 1997, operating profit increased approximately 1.4% for the six months and 8.4% for the quarter from the 1997 periods. Gross profit percentage for the second quarter improved over the 1997 quarter slightly but is still slightly lower than last year for the six month period. During 1998, the Company continued the integration of the operations of the recently acquired Lippert business and the start-up of several newly constructed facilities. Costs associated with these actions and the continuing impact of competitive pressures

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

which began in the second quarter of 1997, resulted in lower margins in the first quarter of 1998, as compared to last year's first quarter which benefitted from favorable material costs.

Interest Expense, Net

      Interest expense, net, increased $1.2 million to $2.1 million for the six months and $.4 million to $1.0 million for the second quarter primarily as a result of the debt incurred of $35.6 million for acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following:

                                                                               Six Months
                                                                                June 30,
                                                                          --------------------
                                                                           1998         1997
----------------------------------------------------------------------------------------------
(In thousands)
Net cash flows provided by operating activities                          $ 12,583     $  7,006
Net cash flows (used for) investment activities                          $ (9,079)    $ (9,799)
Net cash flows (used for) provided by financing activities               $ (1,087)    $  2,627

      Net cash provided by operating activities primarily resulted from net income before the deduction of depreciation and amortization. The seasonal changes in the components of working capital generally offset each other, however, the increase in trade payables was greater than expected at June 1998 as a result of the timing of payments.

      Cash flows used for investing activities include $3.8 million for the acquisition of assets from Coil Clip, Inc. and capital expenditures of $5.4 million for the 1998 period, primarily related to two new factories constructed by Lippert. Capital expenditures for 1998 are expected to approximate $8 million. Such capital expenditures have been funded from the proceeds of Industrial Revenue Bonds as well as cash flow from operations.

      Cash flows used for financing activities in the 1998 period includes a net decrease in debt of approximately $1.2 million.

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

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      Effective July 29, 1994, the Company spun off to its stockholders LBP, Inc. (formerly known as Leslie Building Products, Inc.) and its subsidiary, Prime Acquisition Corp. ("Prime") (formerly known as Leslie-Locke, Inc.) the Company's former home improvement building products segment.

      On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Prime's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal are primarily product liability costs. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and LBP, Inc. and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $7.5 million is sought, jointly and severally, from the Company, Kinro, LBP, Inc. and Prime. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $.9 million.

      On July 14,1998, the court granted defendants motion to dismiss approximately $7.5 million of the trustee's tax related claims (excluding duplicate claims). The Court granted the trustee the opportunity to re-plead the tax-related claims. The remaining $.9 million of the trustee's claims were not dismissed, but the Company believes that the trustee's claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, steel, vinyl, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future prices fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At June 30, 1998, the Company currently had futures contracts for 2.8 million pounds at an aggregate cost of $1.8 million, which was approximately $.1 million above current market value.

      The Company has been recently experiencing wage inflation pressures due to labor shortages in certain parts of the country. Labor costs are approximately 15% of total costs of sales.

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

August 12, 1998