Form 10-Q
period 1998-09-30
DREW INDUSTRIES INCORPORATED
filed 1998-11-12
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1998

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

                                Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,296,852 shares of common stock as of October 29, 1998.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)

--------------------------------------------------------------------------------

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

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                    ------------------        ------------------
                                                    1998          1997         1998         1997
--------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                         $250,429      $142,011      $87,923      $50,182

Cost of sales                                      199,475       109,678       69,975       39,094
                                                  --------      --------      -------      -------

  Gross profit                                      50,954        32,333       17,948       11,088

Selling, general and administrative expenses        28,598        16,422        9,979        5,773
                                                  --------      --------      -------      -------

  Operating profit                                  22,356        15,911        7,969        5,315

Interest expense, net                                2,995         1,496          933          635
                                                  --------      --------      -------      -------

  Income before income taxes                        19,361        14,415        7,036        4,680

Provision for income taxes                           7,650         5,449        2,756        1,741
                                                  --------      --------      -------      -------

    Net income                                    $ 11,711      $  8,966      $ 4,280      $ 2,939
                                                  ========      ========      =======      =======

Net income per common share:
  Basic                                           $   1.05      $    .95      $   .38      $   .32
                                                  ========      ========      =======      =======
  Diluted                                         $   1.03      $    .92      $   .38      $   .31
                                                  ========      ========      =======      =======

Weighted average common shares outstanding:
  Basic                                             11,140         9,468       11,142        9,156
                                                  ========      ========      =======      =======
  Diluted                                           11,366         9,704       11,351        9,420
                                                  ========      ========      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  September 30,          December 31,
                                                               -------------------       ------------
                                                               1998           1997           1997
-----------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
  Cash and short term investments                           $   1,531       $  1,242       $  1,028
  Accounts receivable, trade, less allowance for
    doubtful accounts                                          18,128          9,947          9,181
  Inventories (Note 3)                                         31,371         22,293         29,456
  Prepaid expenses and other current assets                     3,997          3,913          6,610
                                                            ---------       --------       --------

      Total current assets                                     55,027         37,395         46,275

Fixed assets, net                                              41,007         19,840         38,096
Goodwill, net (Note 2)                                         43,032         14,512         44,215
Other assets                                                    6,151          1,549          1,763
                                                            ---------       --------       --------

      Total assets                                          $ 145,217       $ 73,296       $130,349
                                                            =========       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable, including current maturities of long-
    term debt and other long-term liabilities               $     754       $  5,297       $    643
  Accounts payable, trade                                       9,456          5,498          6,372
  Accrued expenses and other current liabilities               20,157         13,956         15,251
                                                            ---------       --------       --------
      Total current liabilities                                30,367         24,751         22,266

Long-term indebtedness (Note 4)                                50,169         24,971         54,760
Other long-term liabilities                                     1,370            368          1,370
                                                            ---------       --------       --------

      Total liabilities                                        81,906         50,090         78,396
                                                            ---------       --------       --------

Commitments and Contingencies (Note 5)

Stockholders' equity
  Common stock, par value $.01 per share:
    authorized 20,000,000 shares; issued
    11,393,592 shares at September 1998;
    11,235,580 shares at September 1997
    and 11,363,166 shares at December 1997                        114            112            113
  Paid-in capital                                              19,497         17,479         19,249
  Retained earnings                                            44,302         29,563         32,591
                                                            ---------       --------       --------
                                                               63,913         47,154         51,953
  Treasury stock, at cost -
    49,300 shares at September 1998 and
    2,079,770 shares at September 1997                           (602)       (23,948)
                                                            ---------       --------       --------
      Total stockholders' equity                               63,311         23,206         51,953
                                                            ---------       --------       --------

      Total liabilities and stockholders' equity            $ 145,217       $ 73,296       $130,349
                                                            =========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                              -------------------
                                                              1998           1997
-----------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net income                                                $ 11,711       $  8,966
  Adjustments to reconcile net income to
    cash flows provided by operating activities:
      Depreciation and amortization                            4,819          1,531
      Loss on disposal of fixed assets                            14              2
      Changes in assets and liabilities:
        Accounts receivable, net                              (8,947)        (4,148)
        Inventories                                           (1,387)         1,706
        Prepaid expenses and other assets                      1,042         (1,845)
        Accounts payable, accrued expenses and
          other current liabilities                            7,990          2,589
                                                            --------       --------
          Net cash flows provided by operating
            activities                                        15,242          8,801
                                                            --------       --------

Cash flows from investing activities:
  Capital expenditures                                        (6,367)        (8,251)
  Proceeds from sales of fixed assets                            275             16
  Acquisition of businesses, net of cash received             (3,814)        (6,576)
                                                            --------       --------

          Net cash flows used for investing
            activities                                        (9,906)       (14,811)
                                                            --------       --------

Cash flows from financing activities:
  Proceeds from private placement of Senior Notes             40,000
  Proceeds from Industrial Revenue Bonds                       4,153
  Proceeds from term loan                                                    21,000
  Proceeds from line of credit                                51,050         56,000
  Repayments under line of credit                            (99,150)       (48,050)
  Repayments of other indebtedness                              (560)        (2,739)
  Exercise of stock options                                      249            278
  Acquisition of treasury stock                                 (602)       (20,800)
  Other                                                           27             18
                                                            --------       --------

          Net cash flows (used for) provided
            by financing activities                           (4,833)         5,707
                                                            --------       --------

          Net increase (decrease) in cash                        503           (303)

Cash and short-term investments at beginning of period         1,028          1,545
                                                            --------       --------
Cash and short-term investments at end of period            $  1,531       $  1,242
                                                            ========       ========

Supplemental disclosure of cash flows information:
  Cash paid during the period for:
    Interest on debt                                        $  3,010       $  1,340
    Income taxes                                            $  7,420       $  7,666

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                            Total
                                                     Common        Treasury      Paid-in      Retained    Stockholders'
                                                      Stock          Stock       Capital      Earnings      Equity
------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1997                         $    113       $     --       $19,249      $32,591      $51,953
Net income for nine months ended
  September 30, 1998                                                                            11,711       11,711
Issuance of 30,426 shares of common stock
  pursuant to stock option plan                            1                          154                       155
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                                          94                        94
Acquisition of 49,300 shares of treasury stock                         (602)                                   (602)
                                                    --------       --------       -------      -------      -------

Balance - September 30, 1998                        $    114       $   (602)      $19,497      $44,302      $63,311
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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company had no "other" comprehensive income for the nine months ended September 30, 1998 and 1997.

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. This statement addresses presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. The Company anticipates that it will have additional footnote disclosures regarding segments for the year ended December 31, 1998.

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

      Lippert, which has 17 plants in 13 states east of the Rocky Mountains, manufactures products for the manufactured housing and recreational vehicle industry, consisting primarily of chassis and chassis parts, refurbished axles and tires, and galvanized roofing. The refurbishing of axles and tires, except for Lippert's Florida operation, has now been transferred to Shoals, while Shoals has transferred to Lippert all of its chassis parts business.

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

      Coil Clip

      On May 14, 1998, Lippert acquired the manufactured housing inventory and customer list, as well as certain intangible assets, of Coil Clip, Inc., for approximately $3.8 million. Coil Clip had annual sales of chassis parts to such customers of approximately $4.5 million. Subsequent to the acquisition, Lippert has retained all such customers.

      Lippert and Coil Clip also entered into a supply agreement pursuant to which Coil Clip will supply Lippert with steel blanks and chassis parts for use in its manufactured housing chassis parts business.

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

      Inventories consist of the following (in thousands):

                                     September 30,       December 31,
                                   -----------------     ------------
                                   1998         1997         1997
                                   ----         ----         ----

            Finished goods       $ 9,183      $ 2,720      $ 8,989
            Work in process        2,319          614        1,746
            Raw Material          19,869       18,959       18,721
                                 -------      -------      -------
              Total              $31,371      $22,293      $29,456
                                 =======      =======      =======

4. Long-Term Indebtedness

      On January 28, 1998, the Company completed a private placement of $40 million of 6.95 percent, seven year Senior Notes. Amortization of the seven year Senior Notes is $8 million annually beginning on January 28, 2001.

      Proceeds of the Senior Notes were used to reduce borrowings under Drew's then existing $65 million credit facility with The Chase Manhattan Bank, as agent. Simultaneously, such credit facility was replaced with a $25 million revolving credit facility which expires on May 15, 2002. The balance of the loan under such credit facility was $4.5 million at September 30, 1998.

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

5. Contingencies

      Effective July 29, 1994, the Company spun off to its stockholders LBP, Inc. (formerly known as Leslie Building Products, Inc.) including its subsidiary, Prime Acquisition Corp. ("Prime"), (formerly known as Leslie-Locke, Inc.), the Company's former home improvement building products segment.

      On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Prime's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal are all product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and LBP, Inc. and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $8.4 million is sought from the Company and Kinro, including approximately $7.5 million of tax related claims which is sought, jointly and severally, from the Company, Kinro, LBP, Inc. and Prime. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $.9 million.

      On July 14,1998, the court granted defendants' motion to dismiss the trustee's tax-related claims aggregating approximately $7.5 million (excluding duplicate claims). The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. However, the trustee could appeal the court's decision dismissing these claims. The remaining $.9 million of the trustee's claims were not dismissed, but the Company believes that the claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

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

                                                    Nine Months Ended             Three Months Ended
                                                      September 30,                  September 30,
                                                   -------------------            -------------------
                                                   1998           1997            1998           1997
--------------------------------------------------------------------------------------------------------

Weighted average common shares
  outstanding - basic                           11,140,139      9,468,488      11,141,798      9,155,810
Assumed issuance of common stock
  pertaining to stock options and warrants         226,349        235,583         209,177        263,737
                                                ----------      ---------      ----------      ---------
Weighted average common shares
  outstanding - diluted                         11,366,488      9,704,071      11,350,975      9,419,547
                                                ==========      =========      ==========      =========

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The Company, through its wholly-owned subsidiaries Kinro, Inc. ("Kinro"), Lippert Components, Inc. ("Lippert") and Shoals Supply, Inc. ("Shoals") is a leading supplier of a broad array of components for manufactured homes and recreational vehicles. Manufactured products include windows, doors, chassis, chassis parts, galvanized roofing and new and refurbished axles. The Company also distributes new and refurbished tires. Approximately 80 percent of the Company's sales are for manufactured homes, 16 percent are for recreational vehicles ("RV's") and 4 percent for other industries. Many of the producers of manufactured homes, to whom the Company sells windows, also manufacture RV's. At September 30, 1998, the Company operated 33 plants in 16 states.

      On May 5, 1997 Shoals acquired the assets and business of Pritt Tire and Axle, Inc. ("Pritt") which is being operated as an additional branch of Shoals. Pritt had net sales of $4.4 million from January 1, 1997 to May 4, 1997.

      The results of Lippert have been included in the Company's consolidated statements of income beginning October 7, 1997, the date of Lippert's acquisition by the Company. Lippert's sales for its fiscal year ended September 30, 1997 were $99 million, on which they achieved earnings before interest, taxes and goodwill amortization of approximately $8.2 million, excluding shareholder compensation, benefits and related items which will not continue subsequent to the acquisition. These earnings are net of other nonrecurring compensation and startup costs of approximately $.5 million.

RESULTS OF OPERATIONS

      Net sales for the nine months and quarter ended September 30, 1998 increased 76% and 75%, respectively, over the same periods last year. The 1997 periods do not include any sales for Lippert, which was acquired by the Company on October 7, 1997, and only includes Pritt from May 5, 1997, the date of Pritt's acquisition by the Company. Excluding sales of Lippert and Pritt, net sales increased 14% for the nine months and 15% for the third quarter over the 1997 periods. This increase is attributable to sales of manufactured housing products which increased 10% and 9%, respectively, and recreational vehicle products which increased 28% and 30% for the nine months and quarter, respectively. These increases compare to industry-wide increases in shipments of approximately 4.5% in the manufactured housing industry and 15% in the recreational vehicle industry, for the nine months ended September 1998. Also affecting the increase in sales dollars is the increase in shipments of vinyl windows which are higher-priced than aluminum windows. Sales of Lippert have also increased during 1998 as a result of its new RV chassis product line. In addition, Lippert recently received new commitments for manufactured housing chassis business from one of the largest producers of manufactured homes.

      Operating profit as a percent of sales for the nine months ended September 30, decreased to 8.9% in 1998 from 11.2% in 1997 as a result of lower operating margins of newly acquired operations, as well as (i) regional competitive pressures, (ii) start-up costs for new facilities, and (iii) wage inflation in certain parts of the country. For the quarter, operating profit as a percent of sales decreased to 9.1% in 1998 from 10.6% in 1997 for the same reasons. The regional competitive pressures are particularly severe in certain of the Company's products representing approximately 15% of total sales. The impact of this competition on operating results is expected to be greater in the fourth quarter than it has been in 1998, and the situation may continue in 1999.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Interest Expense, Net

      Interest expense, net, increased $1.5 million to $3.0 million for the nine months and $.3 million to $.9 million for the third quarter primarily as a result of the debt of $35.6 million incurred for acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following:

                                                                      Nine Months
                                                                     September 30,
                                                                  -------------------
                                                                  1998           1997
----------------------------------------------------------------------------------------
(In thousands)
Net cash flows provided by operating activities                 $ 15,242       $  8,801
Net cash flows (used for) investment activities                 $ (9,906)      $(14,811)
Net cash flows (used for) provided by financing activities      $ (4,833)      $  5,707

      Net cash provided by operating activities primarily resulted from net income before the deduction of depreciation and amortization. The seasonal changes in the components of working capital generally offset each other.

      Cash flows used for investing activities include $3.8 million for the acquisition of assets from Coil Clip, Inc. and capital expenditures of $6.4 million for the 1998 period, primarily related to two new factories constructed by Lippert. Capital expenditures for 1998 are expected to approximate $8 million and should be a similar amount for 1999. Such capital expenditures have been funded from the proceeds of Industrial Revenue Bonds as well as cash flow from operations.

      Cash flows used for financing activities in the 1998 period includes a net decrease in debt of approximately $4.2 million. In addition, $.6 million was used to acquire 49,300 shares of treasury stock under the program authorized by the Board of Directors to repurchase up to 250,000 shares of the Company's common stock.

      On January 28, 1998, the Company completed a private placement of $40 million of 6.95 percent, seven year Senior Notes. Amortization of the seven year Senior Notes is $8 million annually beginning on January 28, 2001. Proceeds of the Senior Notes were used to reduce borrowings under Drew's then existing $65 million credit facility with The Chase Manhattan Bank, as agent. Simultaneously, such credit facility was replaced with a $25 million revolving credit facility, which expires on May 15, 2002.

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

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      On September 30, 1994, White Metal Rolling and Stamping Corp. ("White Metal"), Prime's discontinued ladder manufacturing subsidiary, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal are primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and LBP, Inc. and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $8.4 million is sought from the Company and Kinro including approximately $7.5 million of tax related claims which is sought, jointly and severally, from the Company, Kinro, LBP, Inc. and Prime. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $.9 million.

      On July 14,1998, the court granted defendants' motion to dismiss the trustee's tax-related claims aggregating approximately $7.5 million (excluding duplicate claims). The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. However, the trustee could appeal the court's decision dismissing these claims. The remaining $.9 million of the trustee's claims were not dismissed, but the Company believes that the claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, steel, vinyl, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future prices fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At September 30, 1998, the Company had futures contracts for 1.1 million pounds, representing only 5 percent of annual aluminum requirements, at an aggregate cost slightly above current market value.

      The Company has been recently experiencing wage inflation pressures due to labor shortages in certain parts of the country. Labor costs are approximately 15% of total costs of sales.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

YEAR 2000

      The "Year 2000" issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Such a computer program may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

      The Company has addressed this risk to the reliability and availability of its financial, operational and administrative computer systems. Prior to the public concerns about the Year 2000 issue, the Company had decided to upgrade its computer systems in order to enhance the information flow, capacity and functionality of its systems. Some of the Company's manufacturing processes are reliant on computer technology and all such significant processes have been verified to be Year 2000 compliant. The upgrades to the computer systems will allow the Company to achieve Year 2000 compliance. The installation and testing of certain critical systems has been completed at a cost of less than $1 million, and the balance of the systems should be completed in the first half of 1999 at a cost of less than $.5 million. The Company has obtained assurances from its software vendors that the new systems will be Year 2000 compliant.

      While the Company believes that its internal computer systems, as well as those of vendors who provide data processing services to the Company, will be Year 2000 compliant, there can be no assurance that Year 2000 system failures by the Company's vendors, customers or financial institutions will not result in significant disruptions to the Company's operations. The Company believes, however, that its alternative sources of supply of critical raw materials, diverse customer list and financial resources mitigate the likelihood of a severe adverse impact on the Company's operating results. The Company will also consider operating strategies, such as maintaining easily accessible back-up of critical information and adjusting inventory levels as the year 2000 approaches, to minimize the impact of short-term disruptions caused by systems failures of third parties.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel and glass), adverse weather conditions impacting retail sales, inventory adjustments by retailers, and interest rates. In addition, general economic conditions may affect the retail sale of manufactured homes and RV's.

                          DREW INDUSTRIES INCORPORATED
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DREW INDUSTRIES INCORPORATED
                                        Registrant


                                        By /s/ Fredric M. Zinn
                                           -------------------------------------
                                        Fredric M. Zinn
                                        Principal Financial Officer

November 10, 1998