Form 10-K405
period 1998-12-31
DREW INDUSTRIES INCORPORATED
filed 1999-03-30
CIK 763744

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Year End                                    Commission File Number
      December 31, 1998                                           0-13646

                          DREW INDUSTRIES INCORPORATED
               (Exact Name of Registrant as Specified in its Charter)

          Delaware                                              13-3250533
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 12, 1999) was $84,138,280.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 12, 1999) was 11,443,457 shares of Common Stock.

                       Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 1998 is incorporated by reference into Items 6, 7 and 8 of Part II.

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 20, 1999 is incorporated by reference into Part III.

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This Form 10-K contains certain statements, including the Company's plans regarding its operating strategy, its products and performance and its views of industry prospects, which could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements reflect the Company's current views with respect to future plans, events and financial performance. The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, steel, vinyl and glass), adverse weather conditions impacting retail sales, inventory adjustments by retailers, availability and costs of labor, and interest rates. In addition, general economic conditions may affect the retail sale of manufactured homes and RV's.

Item 1.  BUSINESS

Introduction

      Drew Industries Incorporated ("Drew" or the "Company"), through its wholly-owned subsidiaries Kinro, Inc. ("Kinro"), Lippert Components, Inc. ("Lippert"), and Shoals Supply, Inc. ("Shoals") is a leading supplier of a variety of products for manufactured homes and recreational vehicles. Kinro manufactures and markets aluminum and vinyl windows for manufactured homes, and aluminum windows and doors for recreational vehicles. Lippert manufactures and markets steel chassis and steel chassis parts and galvanized roofing for manufactured homes, and manufactures and markets steel chassis and steel chassis parts for recreational vehicles. Shoals manufactures and markets new axles, and distributes refurbished axles and new and refurbished tires, for manufactured homes. Several of the Company's customers produce both manufactured homes and recreational vehicles, and the Company supplies products having similar characteristics for use in both these lines of business.

      Since 1980, the Company has acquired ten manufacturers of products for both manufactured homes and recreational vehicles, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, the Company currently operates 34 manufacturing facilities in 16 states, and achieved consolidated sales of $331 million for 1998.

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

Recent Event

      On May 14, 1998, Lippert acquired the manufactured homes steel processing business of Coil Clip, Inc. ("Coil Clip") for cash of approximately $3.5 million and entered into a supply agreement to purchase steel from Coil Clip. On December 16, 1998, Lippert acquired all the remaining assets and business of Coil Clip for cash of $6 million and a two-year $500,000 promissory note. The acquisition of the business of Coil Clip will add approximately $12 million of annualized sales to the Company's existing business.

Manufactured Housing Products Segment

      Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for manufactured homes, including aluminum and vinyl windows and screens, steel chassis and steel chassis parts, galvanized roofing, and new axles, and the Company distributes refurbished axles and new and refurbished tires. The manufactured housing products segment represents approximately 82% of the Company's consolidated sales. This segment also supplies related products to other industries, representing less than 5% of sales of this segment.


                                   Page - 2 -

      Raw materials used by the Company in its manufactured housing products segment, consisting of extruded aluminum and vinyl, glass, various adhesive and insulating components, and fabricated steel (coil, sheet, galvanized and I-beam), are available from a number of sources. Used axles and tires, which are refurbished by the Company, are purchased from dealers of manufactured homes and independent agents, and their availability is subject to competitive pricing. The Company maintains an aluminum hedging program under which it purchases future contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements. The Company recently acquired the business of Coil Clip, Inc., a steel processor, to expand its supply and reduce costs for certain coil steel and sheet steel components used by the Company.

      Operations of the Company's manufactured housing products segment consist primarily of fabricating, welding, painting and assembling components into finished products, and refurbishing used axles and tires. The Company's manufactured housing products operations are conducted at 26 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Four of these facilities also conduct operations in the Company's recreational vehicles products segment. See Item 2. "Properties."

      The Company's manufactured housing products are sold by 19 sales personnel working exclusively for the Company to major builders of manufactured homes such as Clayton Homes, Oakwood Homes, Champion Enterprises, Skyline and Fleetwood Enterprises.

      The Company's manufactured housing products operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the three leading suppliers of windows for manufactured homes are the Company, Philips Industries and Care-Free Windows, and that the Company's market share for windows and screens is approximately 40%. The Company's manufactured homes chassis and chassis parts operations compete with several other manufactures of chassis and chassis parts, as well as with certain builders of manufactured homes which produce their own chassis and chassis parts. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 15%. The market for refurbished axles and tires is highly fragmented, has low entry barriers, and is therefore highly competitive. During 1998, several new suppliers of refurbished axles and tires entered the market. As a result of these competitive pressures, the Company's profit margins for its axles and tires product line declined significantly. Although definitive information is not readily available, the Company believes that its market share for refurbished and new axles and tires is approximately 25%.

Recreational Vehicles Products Segment

      Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for recreational vehicles, including aluminum and vinyl windows and screens, a variety of doors, steel chassis and steel chassis parts. The recreational vehicles products segment represents approximately 18% of the Company's consolidated sales.

      Raw materials used by the Company in its recreational vehicles products segment, consisting of extruded aluminum and vinyl, glass, various adhesive and insulating components, and fabricated steel (coil, sheet and I-beam), are available from a number of sources. The Company maintains an aluminum hedging program under which it purchases future contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements.

      Operations of the Company's recreational vehicles products segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass for its own use and for sale to other window manufacturers. The Company's recreational vehicles products operations are conducted at 12 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Four of these facilities also conduct operations in the Company's manufactured housing products segment. See Item 2. "Properties."


                                   Page - 3 -

      The Company's recreational vehicles products are sold by 5 sales personnel working exclusively for the Company to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Thor Industries and Skyline.

      The Company's recreational vehicles products operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that there are approximately 10 significant suppliers of windows and doors for recreational vehicles, several of which are substantially larger than the Company. The Company's recreational vehicles chassis and chassis parts operations compete with several other manufactures of chassis and chassis parts, as well as with certain manufacturers of recreational vehicles which produce their own chassis and chassis parts. The Company's operation as a supplier of chassis and chassis parts for recreational vehicles had only a small market share in 1997, but the Company's market share has been increasing substantially. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for recreational vehicles is currently 8%.

Regulatory Matters

      Windows produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority ("HUD") and by the American Architectural Manufacturers Association relating to air and water infiltration, thermal performance, emergency exit conformance, and hurricane resistance. Windows and doors produced by the Company for the recreational vehicle industry are regulated by The United States Department of Transportation Federal Highway Administration ("DOT"), National Fire and Protection Agency, and the National Electric Code governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

      Manufactured homes are built on steel chassis which are fitted with axles and tires sufficient in number to support the weight of the home and are transported by producers to dealers via roadway. When the home is installed at the site, the axles and tires are usually repurchased from the homeowner and removed by the dealer or installer. Regulations promulgated by HUD require the axles to be inspected after each use and refurbished or, if necessary, replaced. The Company purchases from dealers and independent agents, and repairs and refurbishes, used axles and tires, and markets the refurbished axles and tires to producers of manufactured homes.

      In accordance with regulations promulgated by HUD, refurbished axle assemblies distributed by the Company are refurbished in accordance with a detailed Quality Control Program formulated by an independent inspection agency. Compliance with the Quality Control Program is monitored by the inspection agency on a monthly basis. All expenses of formulating the program, inspection, and monitoring are paid for by the Company. In addition, new and refurbished tires distributed by the Company are subject to regulations promulgated by DOT and by HUD relating to weight tolerance, maximum speed, size, and components.

      In accordance with new regulations promulgated in November 1998, transporters of manufactured homes are utilizing tires with new specifications. As a result, at December 31, 1998 the Company had excess inventory of tires previously used by its customers, and the Company reduced the inventory value of such tires. In addition, the supply of used tires with new specifications which are available for the Company's tire refurbishing operation is temporarily limited.

      The Company's operations are also subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.

      The Company believes that it is currently operating in compliance with applicable laws and regulations, and does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company's capital expenditures, earnings or competitive position.


                                   Page - 4 -

Employees

      The approximate number of persons employed full-time by the Company and its subsidiaries at December 31, 1998 was 2,656. The Company and its subsidiaries believe that relations with its employees are good.

Other

      In connection with the spin-off by the Company of Leslie Building Products, Inc. ("Leslie Building Products"), now known as "LBP, Inc." ("LBP"), and its wholly-owned subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), now known as Prime Acquisition Corp. ("Prime"), which was effective on July 29, 1994, the Company and LBP entered into a Shared Services Agreement. Pursuant to the Shared Services Agreement, the Company and LBP agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company is reimbursed by LBP for the fair market value of such services. The Shared Services Agreement was extended to December 31, 1999.

Item 2. PROPERTIES

      The Company's manufacturing is done out of buildings that are used for both manufacturing and warehousing. In addition, there are administrative facilities used for corporate and administrative functions. The following is a chart of the properties from which the Company operates:

          City                   State          Square Feet    Owned     Leased
          ----                   -----          -----------    -----     ------
       MH SEGMENT
        Bear Creek              Alabama           150,000                   x
        Double Springs          Alabama            72,500                   x
        Phil Campbell           Alabama            53,200        x
        Ocala                   Florida            47,094        x
        Thomasville             Georgia            70,000                   x
        Fitzgerald              Georgia            55,300        x
        Americus                Georgia            36,950        x
        Nampa                   Idaho              39,500                   x
        Goshen                  Indiana           100,000        x
        Goshen                  Indiana            58,000        x
        Goshen (Frame)          Indiana            57,000        x
        Bristol                 Indiana            40,000        x
        Arkansas City           Kansas              7,800                   x
        Bossier City            Louisiana          11,400        x
        Whitehall               New York           12,675        x
        Harrisburg              North Carolina     57,950        x
        Liberty                 North Carolina     47,000                   x
        Rockwell                North Carolina     14,000                   x
        Sugarcreek              Ohio               14,480        x
        Mc Adoo                 Pennsylvania       25,088        x
        Dayton                  Tennessee         100,000        x
        Maynardville            Tennessee          20,000                   x
        Mansfield               Texas              61,500                   x
        Alvarado                Texas              49,700        x
        Waco                    Texas              23,000        x
        Lancaster               Wisconsin          12,250        x
                                               ----------
                                                1,236,387
                                               ==========

      In addition a 21,600 square foot facility is under construction in Garret, Indiana.


                                   Page - 5 -

          City                      State        Square Feet    Owned   Leased
          ----                      -----        -----------    -----   ------
      RV SEGMENT
        Fontana                     California      108,750        x
        Fitzgerald                  Georgia          23,700        x
        Goshen (Frame)              Indiana          20,000        x
        Elkhart                     Indiana          36,600        x
        Goshen                      Indiana          97,974        x
        Crawfordsville              Indiana          17,800                 x
        Goshen (Tempering Plant)    Indiana          53,000        x
        Edgerton                    Ohio             10,000                 x
        Mc Adoo                     Pennsylvania      8,362        x
        Alvarado                    Texas            21,300        x
        Longview                    Texas            58,900        x
        Berkley Springs             West Virginia    38,600        x
                                                    -------
                                                    494,986
                                                    =======

      ADMINISTRATIVE
        Alma                        Michigan         10,800        x
        Naples                      Florida           4,500        x
        Arlington                   Texas             8,464                 x
        Arlington                   Texas               900                 x
        White Plains                New York          2,800                 x
                                                   --------
                                                     27,464
                                                   ========

Item 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

      See Note 10 of Notes to Consolidated Financial Statements with respect to certain product liability claims pending against White Metal Rolling and Stamping Corp. ("White Metal"), a subsidiary of Prime, arising in connection with the ladder manufacturing business formerly conducted by White Metal. Although the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal.

      See Note 10 of Notes to Consolidated Financial Statements with respect to the filing by White Metal, on September 30, 1994, of a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and LBP and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $7.5 million of tax-related claims was sought, jointly and severally, from the Company, Kinro, LBP and Prime. On July 14, 1998, the Bankruptcy Court granted defendants' motion to dismiss the trustee's tax-related claims. The Court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the Court's decision dismissing these claims on termination of the proceeding.

      Other than the dismissed tax-related claims, the trustee alleges that White Metal made certain payments to the Company which were preferential and are recoverable by White Metal, in the approximate amount of $900,000. Although these claims were not dismissed, the Company believes that the claims are without merit, denies liability for any such amount, and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on the Company's financial condition or results of operations.


                                   Page - 6 -

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1998.

      Name                     Position
      ----                     --------

      Leigh J. Abrams          President, Chief Executive Officer and Director
         (Age 56)              of the Company since March 1984.

      Edward W. Rose, III      Chairman of the Board of Directors of the Company
         (Age 57)              since March 1984.

      David L. Webster         Director of the Company since March 1984.
         (Age 63)

      L. Douglas Lippert       Director of the Company since November 1997.
         (Age 51)

      James F. Gero            Director of the Company since May 1992.
         (Age 53)

      Gene H. Bishop           Director of the Company since June 1995.
         (Age 69)

      Fredric M. Zinn          Chief Financial Officer of the Company since
         (Age 47)              January 1986.

      Harvey J. Kaplan         Secretary and Treasurer of the Company since
         (Age 64)              March 1984.

      LEIGH J. ABRAMS has also been President, Chief Executive Officer and a Director of LBP since July 1994.

      EDWARD W. ROSE, III, for more than the past five years, has been President and principal stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as a director of the following public companies:
Osprey Holding, Inc., previously engaged in selling computer software for hospitals; Liberte Investors, Inc., engaged in real estate loans and investments; and ACE Cash Express, Inc., engaged in check cashing services. Since July 1994, Mr. Rose has also been Chairman of the Board of LBP.

      DAVID L. WEBSTER, since November 1980, has been President and Chief Executive Officer of Kinro, Inc., a subsidiary of the Company, and Chairman of Kinro, Inc. since November 1984. Mr. Webster has also been President and Chief Executive Officer of Shoals Supply, Inc., a subsidiary of the Company, since its acquisition in February 1996.

      L. DOUGLAS LIPPERT, since October 1997, has been President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, and President of the predecessor of Lippert Components, Inc. since 1978. Mr. Lippert has also been President of Coil Clip, Inc., a subsidiary of the Company, since its acquisition in December 1998. The Board of Directors appointed Mr. Lippert as a Director in connection with


                                   Page - 7 -
the acquisition of Lippert Components, Inc. in October 1997, and Mr. Lippert was elected to his present term as a director at the Annual Meeting of Stockholders held on May 21, 1998.

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following public companies: Orthofix International, N.V.,an international supplier of orthopedic devices for bone fixation and stimulation; and Spar Aerospace Ltd., engaged in space robotics, communications equipment and aerospace products and services. Since July 1994, Mr. Gero has also been a Director of LBP.

      GENE H. BISHOP, from March 1975 until July 1990, was Chief Executive Officer of MCorp, a bank holding company, and from October 1990 to November 1991, was Vice Chairman and Chief Financial Officer of Lomas Financial Corporation, a financial services company. From November 1991 until his retirement in October 1994, Mr. Bishop served as Chairman and Chief Executive Officer of Life Partners Group, Inc., a life insurance holding company. Mr. Bishop also serves as a director of the following publicly-owned companies:
Liberte Investors, Inc., engaged in real estate loans and investments; Southwest Airlines Co., a regional airline; and Paymentech, Inc., a credit card payment processor.

      FREDRIC M. ZINN has also been Chief Financial Officer of LBP since July 1994. Mr. Zinn is a Certified Public Accountant.

      HARVEY J. KAPLAN has also been Secretary and Treasurer of LBP since July 1994. Mr. Kaplan is a Certified Public Accountant.

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

      Based on its review of the copies of such forms received by it, the Company believes that during 1998 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 1998 other than Edward W. Rose, III and L. Douglas Lippert, directors of the Company, and FMR Corp.) were complied with.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Per Share Market Price Information

      The Common Stock of the Company is traded on the American Stock Exchange (symbol: DW). On March 12, 1999, there were 2,204 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

      The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the American Stock Exchange.


                                   Page - 8 -

        All of the following prices have been retroactively adjusted to reflect the two-for-one split effective March 21, 1997.

                                                 High        Low
                                                 ----        ---
      Calendar 1998
            Quarter ended March 31........      $13.38       $11.75
            Quarter ended June 30.........      $15.13       $12.63
            Quarter ended September 30....      $15.00       $11.50
            Quarter ended December 31.....      $12.88       $10.13

                                                 High        Low
                                                 ----        ---
      Calendar 1997
            Quarter ended March 31........      $13.81       $10.75
            Quarter ended June 30.........      $13.00       $10.63
            Quarter ended September 30....      $14.38       $11.75
            Quarter ended December 31.....      $14.13       $11.06

      The closing price per share for the Common Stock on March 12, 1999, was $12.25.

Dividend Information

      The Company has not paid any cash dividends on its Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors.

      The Company's dividend policy is subject to certain restrictions contained in its 6.95% Senior Notes and in financing agreements relating to its credit facility.


Item 6. SELECTED FINANCIAL DATA, Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1998.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 20, 1999.


                                   Page - 9 -

                                     PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON  FORM 8-K

            (a)   Documents Filed

                  (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1998.

                  (2)   Schedules. Schedule II - Valuation and Qualifying
Accounts.

                  (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

            (b)   Reports on Form 8-K

            On December 23, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of Coil Clip, Inc.


                                   Page - 10 -

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DREW INDUSTRIES INCORPORATED
Date:  March 24, 1999

                                      By: /s/ Leigh J. Abrams
                                          ---------------------------
                                          Leigh J. Abrams, President

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

Date                     Signature                    Title
----                     ---------                    -----


March 24, 1999           By: /s/Leigh J. Abrams       Director, President and
                             --------------------     Chief Executive Officer
                            (Leigh J. Abrams)


March 24, 1999           By: /s/Harvey J. Kaplan      Secretary and Treasurer
                             --------------------
                            (Harvey J. Kaplan)


March 24, 1999           By: /s/Fredric M. Zinn       Chief Financial Officer
                             --------------------
                            (Fredric M. Zinn)


March 24, 1999           By: /s/John F. Cupak         Controller
                             --------------------
                            (John F. Cupak)


March 24, 1999           By: /s/Edward W. Rose III    Director
                             --------------------
                            (Edward W. Rose, III)


March 24, 1999           By: /s/David L. Webster      Director
                             --------------------
                            (David L. Webster)


March 24, 1999           By: /s/L. Douglas Lippert    Director
                             --------------------
                            (L. Douglas Lippert)


March 24, 1999           By: /s/James F. Gero         Director
                             --------------------
                            (James F. Gero)


March 24, 1999           By: /s/Gene H. Bishop        Director
                             --------------------
                            (Gene H. Bishop)


                                   Page - 11 -

                           Report of Independent Auditors

The Board of Directors
Drew Industries Incorporated:

Under date of February 10, 1999, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained on pages 12 through 23 in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed on Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG LLP

Stamford, Connecticut
February 10, 1999


                                   Page - 12 -

                   DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

COLUMN A                                           COLUMN B               COLUMN C             COLUMN D     COLUMN E
--------                                           --------        ----------------------      --------     --------
                                                                         Additions
                                                                   ----------------------
                                                  Balance At       Charged To   Charged To                 Balance At
                                                   Beginning       Costs and     Other                       End
                                                   Of Period        Expenses    Accounts      Deductions   Of Period
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts
   receivable, trade                                $  528         $266           $50(a)       $  154         $690
  Reserve for liquidation losses -
   disposal of businesses                                9          (9)
  Reserve for revaluation of loans                      60         (60)
  Reserve for notes receivable                         436         (91)                           345(c)

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts
   receivable, trade                                $  308         $(10)          $231(a)      $    1(b)      $528
  Reserve for liquidation losses -
   disposal of businesses                                9                                                       9
  Reserve for revaluation of loans                     361         (301)                                        60
  Reserve for notes receivable                         498          (86)                          (24)(c)      436

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts
   receivable, trade                                $  266         $ 23           $30(a)       $   11(b)      $308
  Reserve for liquidation losses -
   disposal of businesses                                9                                                       9
  Reserve for revaluation of loans                     334           27                                        361
  Reserve for notes receivable                         692         (321)                         (127)(c)      498

(a)  Represents balance at date of acquisition of acquired companies.
(b)  Represents accounts written-off net of recoveries.
(c)  Represents write-off of uncollectible portion of notes, net of recoveries.


                                   Page - 13 -

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


                                   Page - 14 -

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


                                   Page - 15 -

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

10.177 Subordination Agreement, dated January 29, 1998, made by each direct and indirect subsidiary of Registrant and Chase, as agent for the Lenders.

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

        Exhibits 10.47 is incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated September 6, 1985.

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


                                    Page - 16 -

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

      Exhibits 10.151 - 10.158 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated February 29, 1996.

      Exhibit 10.159 is incorporated by reference to the Exhibit bearing the same number included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      Exhibits 10.160 - 10.164 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated October 16, 1997.

      Exhibits 10.165 - 10.178 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

13.   1998 Annual Report to Stockholders.

      Exhibit 13 is filed herewith.                          _______________

21.   Subsidiaries

      Exhibit 21 is filed herewith.                          _______________

23.   Consent of Independent Auditors.

      Exhibit 23 is filed herewith.                          _______________

24.   Powers of Attorney.

      Powers of Attorney of persons signing this Report are included as part of this Report.


                                    Page - 17 -