Form 10-Q
period 1999-03-31
DREW INDUSTRIES INCORPORATED
filed 1999-05-11
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1999

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

                               Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,462,930 shares of common stock as of April 27, 1999.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1999         1998
--------------------------------------------------------------------------------

(In thousands, except per share amounts)

Net sales                                                $85,887      $75,181

Cost of sales                                             67,614       60,101
                                                         -------      -------

  Gross profit                                            18,273       15,080

Selling, general and administrative expenses              10,717        8,969
                                                         -------      -------

  Operating profit                                         7,556        6,111

Interest expense, net                                      1,003        1,075
                                                         -------      -------

  Income before income taxes                               6,553        5,036

Provision for income taxes                                 2,611        2,000
                                                         -------      -------

    Net income                                           $ 3,942      $ 3,036
                                                         =======      =======

Net income per common share:
  Basic                                                  $   .35      $   .27
                                                         =======      =======
  Diluted                                                $   .34      $   .27
                                                         =======      =======

Weighted average common shares outstanding:
  Basic                                                   11,396       11,135
                                                         =======      =======
  Diluted                                                 11,475       11,359
                                                         =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              March 31,        December 31,
                                                       ----------------------
                                                          1999         1998       1998
------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
  Cash and short term investments                      $   4,731    $   3,480    $   2,690
  Accounts receivable, trade, less allowances             18,437       16,816       13,559
  Inventories (Note 4)                                    30,513       27,029       35,400
  Prepaid expenses and other current assets                4,528        4,001        6,032
                                                       ---------    ---------    ---------

      Total current assets                                58,209       51,326       57,681
Fixed assets, net                                         44,114       40,436       43,139
Goodwill, net (Note 3)                                    47,437       43,821       47,887
Other assets                                               5,448        2,591        5,718
                                                       ---------    ---------    ---------

      Total assets                                     $ 155,208    $ 138,174    $ 154,425
                                                       =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable, including current maturities of
   long-term debt and other long-term liabilities      $     788    $     594    $     779
  Accounts payable, trade                                 10,264        6,966        8,043
  Accrued expenses and other current liabilities          17,723       18,135       17,229
                                                       ---------    ---------    ---------
      Total current liabilities                           28,775       25,695       26,051

Long-term indebtedness (Note 5)                           51,747       56,029       57,947
Other long-term liabilities                                1,665        1,370        1,665
                                                       ---------    ---------    ---------

      Total liabilities                                   82,187       83,094       85,663
                                                       ---------    ---------    ---------

Commitments and Contingencies (Note 6)

Stockholders' equity
  Common stock, par value $.01 per share: authorized
    20,000,000 shares; issued 11,793,000 shares at
    March 1999; 11,373,928 shares at March 1998 and
    11,513,702 shares at December 1998                       118          113          115
  Paid-in capital                                         24,765       19,340       22,943
  Retained earnings                                       51,750       35,627       47,808
                                                       ---------    ---------    ---------
                                                          76,633       55,080       70,866
  Treasury stock, at cost - 301,500 shares at March
    1999 and 175,600 shares at December 1998              (3,612)                   (2,104)
                                                       ---------    ---------    ---------
      Total stockholders' equity                          73,021       55,080       68,762
                                                       ---------    ---------    ---------

      Total liabilities and stockholders' equity       $ 155,208    $ 138,174    $ 154,425
                                                       =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
-------------------------------------------------------------------------------

(In thousands)

Cash flows from operating activities:
  Net income                                               $  3,942    $  3,036
  Adjustments to reconcile net income to
    cash flows provided by operating activities:
      Depreciation and amortization                           1,956       1,495
      Loss on disposal of fixed assets                           15          16
      Changes in assets and liabilities:
        Accounts receivable, net                             (4,878)     (7,635)
        Inventories                                           4,887       2,427
        Prepaid expenses and other assets                     1,484       1,703
        Accounts payable, accrued expenses and other
          current liabilities                                 2,715       3,478
                                                           --------    --------
          Net cash flows provided by operating activities    10,121       4,520
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures                                       (2,320)     (3,472)
  Proceeds from sales of fixed assets                           114          93
                                                           --------    --------

          Net cash flows used for investing activities       (2,206)     (3,379)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from private placement of Senior Notes                        40,000
  Proceeds from line of credit                               17,000      25,000
  Repayments under line of credit and other borrowings      (23,198)    (63,789)
  Acquisition of treasury stock                              (1,508)
  Exercise of stock options and other                         1,832         100
                                                           --------    --------

          Net cash flows (used for) provided by
            financing activities                             (5,874)      1,311
                                                           --------    --------

          Net increase in cash                                2,041       2,452

Cash and short-term investments at beginning of period        2,690       1,028
                                                           --------    --------
Cash and short-term investments at end of period           $  4,731    $  3,480
                                                           ========    ========

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
      Interest on debt                                     $  1,603    $    902
      Income taxes paid (received)                         $   (777)   $    185

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Total
                                                       Common     Treasury   Paid-in   Retained  Stockholders'
                                                       Stock        Stock    Capital   Earnings      Equity
--------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1998                            $   115    $(2,104)   $22,943   $47,808      $68,762
Net income for three months ended
  March 31, 1999                                                                         3,942        3,942
Issuance of 279,298 shares of common stock
  pursuant to stock option plan                              3                 1,164                  1,167
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                                    658                    658
Purchase of 123,900 shares of treasury stock                       (1,508)                           (1,508)
                                                       -------    -------    -------   -------      -------

Balance - March 31, 1998                               $   118    $(3,612)   $24,765   $51,750      $73,021
                                                       =======    =======    =======   =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.    Segment Reporting

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also imports new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. The Company has only an insignificant amount of intersegment sales.

      Decisions concerning the allocation of the Company's resources are made by the presidents of the Company's operating subsidiaries and the president of Drew. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. The accounting policies of the MH and RV segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company's December 31, 1998 Annual Report on Form 10-K.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      To determine the Company's reportable segments, management considered, among other factors, the underlying long-term economic characteristics of its operations, and the Company's management structure. The long-term growth potential of the Company's various products are significantly dependent upon the two industries to which the Company supplies such products. While industry shipments of manufactured homes are dependent upon factors such as the quality of the homes, comparative price to site-built homes, availability of financing, and zoning restrictions; industry shipments of recreational vehicles are more dependent upon levels of disposable income, consumer confidence and age demographics.

      Information relating to segments follows (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1999         1998
                                                     ----         ----
            Net sales:
              MH segment                           $67,465      $62,331
              RV segment                            18,422       12,850
                                                   -------      -------
                 Total                             $85,887      $75,181
                                                   =======      =======

            Operating profit:
              MH segment                           $ 6,945      $ 6,274
              RV segment                             1,973          685
                                                   -------      -------
                 Total segments operating profit     8,918        6,959
            Amortization of intangibles               (673)        (458)
            Corporate and other                       (689)        (390)
                                                   -------      -------
                 Operating profit                    7,556        6,111
            Interest expense, net                    1,003        1,075
                                                   -------      -------
                 Income before income taxes        $ 6,553      $ 5,036
                                                   =======      =======

3.    Acquisitions

      In May 1998 Lippert acquired the assets and business of Coil Clip related to its supply of stamped steel parts to the manufactured housing industry, and entered into an agreement pursuant to which Coil Clip would supply certain steel parts to Lippert. In December 1998 Lippert acquired the remaining assets and business of Coil Clip. It is expected that these acquisitions will add approximately $12 million to the Company's annual sales. The combined purchase price was approximately $10.8 million.

      The acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the underlying assets based upon their respective estimated fair values at the date of acquisition. Intangible assets of approximately $3.8 million are being amortized over useful lives averaging approximately 5 years. The excess of purchase price over the fair value of the net assets acquired ("goodwill") was approximately $2.6 million, which is being amortized over 20 years.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                        March 31,
                                   -------------------   December 31,
                                     1999        1998        1998
                                     ----        ----        ----

            Finished goods         $ 8,685     $ 6,677     $10,629
            Work in process          2,059       1,874       2,052
            Raw Material            19,769      18,478      22,719
                                   -------     -------     -------
               Total               $30,513     $27,029     $35,400
                                   =======     =======     =======

5.    Long-Term Indebtedness

      The Company has $40 million of 6.95 percent, seven year Senior Notes issued in a private placement in January 1998. The Company also has a $25 million credit facility with interest payable at the prime rate, with an option to convert a portion of the borrowings under the credit facility to a Eurodollar loan at 1 percent over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit.

      Pursuant to both the Senior Notes and the credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. All of such requirements have been met for the three months ended March 31, 1999. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and LBP, Inc. and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax related claims was sought, jointly and severally, from the Company, Kinro, LBP, Inc. and Prime. On July 14,1998, the bankruptcy court granted defendants' motion to dismiss the trustee's tax-related claims. The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the court's decision dismissing these claims on termination of the proceeding.

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

7.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations.

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------

Weighted average common shares
  outstanding - basic                                    11,396,200   11,135,088
Assumed issuance of common stock
  pertaining to stock options and warrants                   78,735      224,366
                                                         ----------   ----------
Weighted average common shares
  outstanding - diluted                                  11,474,935   11,359,454
                                                         ==========   ==========

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 79 percent of the 1999 quarter's consolidated net sales and 82 percent of the annual consolidated net sales for 1998, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also imports new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 21 percent of the 1999 quarter's consolidated net sales and 18 percent of the annual consolidated net sales for 1998, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("Lippert") have operations in both the MH and RV segments, while Shoals Supply, Inc. ("Shoals") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At March 31, 1999 the Company's subsidiaries operated 34 plants in 16 states.

      In May 1998 Lippert acquired the assets and business of Coil Clip related to its supply of stamped steel parts to the manufactured housing industry, and entered into an agreement pursuant to which Coil Clip would supply certain steel parts to Lippert. In December 1998 Lippert acquired the remaining assets and business of Coil Clip. Coil Clip's sales to the manufactured housing industry were approximately $5 million annually, and its sales of related steel parts to other industries were approximately $7 million annually.

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                                 3 Months Ended March 31,
                                                 ------------------------
                                                   1999            1998
                                                 -------          -------

Net sales:
   MH segment                                    $67,465          $62,331
   RV segment                                     18,422           12,850
                                                 -------          -------
      Total                                      $85,887          $75,181
                                                 =======          =======

Operating profit:
   MH segment                                    $ 6,945          $ 6,274
   RV segment                                      1,973              685
                                                 -------          -------
      Total segments operating profit              8,918            6,959
   Amortization of intangibles                      (673)            (458)
   Corporate and other                              (689)            (390)
                                                 -------          -------
      Total                                      $ 7,556          $ 6,111
                                                 =======          =======

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   MH Segment

      Net sales of the MH segment increased 8 percent in the 1999 period over 1998 partially as a result of the Coil Clip acquisition in December 1998. Excluding Coil Clip's sales, net sales increased 6 percent. This increase is volume related and is in line with the increase in the industry-wide shipments of manufactured homes for January and February 1999, the latest period for which industry statistics are available.

      Operating profit of the MH segment increased 11 percent in the 1999 period over 1998 partially as a result of the increased sales. Operating margins improved slightly, as the adverse effect of competitive pressures in the axle and tire refurbishing product line were offset by lower product costs and improved efficiencies in other product lines. In addition, the 1998 quarter included startup costs relating to the Company's vinyl window manufacturing plant.

   RV Segment

      Net sales of the RV segment increased 43 percent in 1999 period as a result of the expansion of the Company's RV chassis product line as well as the continuing growth of the RV window line. Such increase is substantially higher than the 11 percent increase in shipments reported by the RV industry.

      Operating profit almost tripled as operating margins were 11 percent in the 1999 period compared to 5 percent in 1998. The improvement in operating margins is in part due to greater efficiencies at last year's new RV chassis facilities, as well as startup costs at such facilities during last year's first quarter. Production costs and operating efficiencies at the Company's mature RV facilities also improved.

   Amortization of Intangibles, Corporate and Other

      Amortization of intangibles increased by $.2 million in 1999 as a result of the goodwill and other intangibles relating to the acquisition of Coil Clip. Corporate and other expenses increased $.3 million as a result of non-recurring gains recorded in 1998 and a reduction of cost recoveries in 1999 relating to the Shared Services Agreement described below.

Shared Services Agreement

      Pursuant to a Shared Services Agreement, following the spin-off by the Company of LBP, Inc. on July 29, 1994, the Company and LBP have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company has been reimbursed by LBP for the fair market value of such services. This Agreement has been extended and now expires on December 31, 1999 and may be further extended. The Company charged fees to LBP of $45,000 in the 1999 quarter and $150,000 in the 1998 quarter. These fees reduce selling, general and administrative expenses.


Interest Expense, Net

      Interest expense, net decreased $72,000 in the 1999 period on approximately the same average debt.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

   The Statements of Cash Flows reflect the following (in thousands):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                     1999         1998
                                                     ----         ----
Net cash flows provided by
   operating activities                            $ 10,121     $ 4,520
Net cash flows (used for)
   investment activities                           $ (2,206)    $(3,379)
Net cash flows (used for) provided by
   financing activities                            $ (5,874)    $ 1,311

      Net cash provided by operating activities primarily resulted from net income before depreciation and amortization, seasonal changes in operating assets, timing of collections of receivables, and reductions in inventory levels in 1999.

      Cash flows used for investing activities consisted of capital expenditures, including an RV chassis factory constructed by Lippert. Such capital expenditures were funded by cash flows from operations. Capital expenditures for 1999 are expected to approximate $7 to $9 million, which will be funded from cash flow from operations.

      Cash flows used for financing activities for 1999 included reductions in debt of approximately $6.2 million, and $1.5 million used to acquire treasury stock, offset by $1.8 million from the exercise of stock options. Cash flows provided by financing activities in 1998 is primarily an increase in debt of approximately $1.2 million. Availability under the Company's line of credit is adequate to finance the Company's working capital and capital expenditure requirements.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      On May 7, 1996, the Company and its subsidiary, Kinro, Inc., and LBP, Inc. and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax related claims was sought, jointly and severally, from the Company, Kinro, LBP, Inc. and Prime. On July 14,1998, the bankruptcy court granted defendants' motion to dismiss the trustee's tax-related claims. The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the court's decision dismissing these claims on termination of the proceeding.

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

INFLATION

      The prices of raw materials, consisting primarily of aluminum, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At March 31, 1999, the Company had futures contracts outstanding for approximately 3.3 million pounds of aluminum at approximately market value.

YEAR 2000

      The "Year 2000" issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Such a computer program may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

      The Company has addressed this risk to the reliability and availability of its financial, operational and administrative information systems. Prior to the public concerns about the Year 2000 issue, the Company had decided to upgrade its computer systems in order to enhance the information flow, capacity and functionality of its systems. The upgrades to the computer systems will allow the Company to achieve Year 2000 compliance. Some of the Company's manufacturing processes are reliant on computer technology and all such significant processes have been verified to be Year 2000 compliant. The installation and testing of certain critical systems has been completed at a cost of less than $1 million, and the balance of the systems should be completed in the summer of 1999 at a cost of less than $.5 million. The Company has obtained assurances from its software vendors that the new systems will be Year 2000 compliant.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Approximately 70 percent of the Company's sales are to publicly-owned companies which file periodic reports pursuant to the Securities Exchange Act of 1934, including all customers which represent more than 3 percent of the consolidated net sales. The Company has reviewed the Year 2000 disclosures in such filings and found that, while many of these companies address certain risks, all expect to be Year 2000 compliant before the end of 1999.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel and glass), periodic inventory adjustments by retailers of manufactured homes in response to changes in retail sales and other business conditions, interest rates, and the Year 2000 issue. In addition, general economic conditions may affect the retail sale of manufactured homes and RV's.

                          DREW INDUSTRIES INCORPORATED
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DREW INDUSTRIES INCORPORATED
                                          Registrant



                                          By /s/ Fredric M. Zinn
                                             --------------------------------
                                          Fredric M. Zinn
                                          Principal Financial Officer

May 10, 1999