Form 10-Q
period 1999-06-30
DREW INDUSTRIES INCORPORATED
filed 1999-08-12
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1999

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,351,430 shares of common stock as of August 2, 1999.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                   (UNAUDITED)

               --------------------------------------------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  CONSOLIDATED STATEMENTS OF INCOME                                            3

  CONSOLIDATED BALANCE SHEETS                                                  4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        5

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                              6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7-10


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                        11-16
    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
  Item 6                                                                      17

SIGNATURES                                                                    18

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Six  Months Ended        Three Months Ended
                                                            June 30,                 June 30,
                                                     ---------------------     ---------------------
                                                       1999         1998         1999         1998
----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                            $175,096     $162,506     $ 89,209     $ 87,325

Cost of sales                                         135,474      129,500       67,860       69,399
                                                     --------     --------     --------     --------

  Gross profit                                         39,622       33,006       21,349       17,926

Selling, general and administrative expenses           22,662       18,619       11,945        9,650
                                                     --------     --------     --------     --------

  Operating profit                                     16,960       14,387        9,404        8,276

Interest expense, net                                   1,860        2,062          857          987
                                                     --------     --------     --------     --------

  Income before income taxes                           15,100       12,325        8,547        7,289

Provision for income taxes                              6,061        4,894        3,450        2,894
                                                     --------     --------     --------     --------

    Net income                                       $  9,039     $  7,431     $  5,097     $  4,395
                                                     ========     ========     ========     ========

Net income per common share:
  Basic                                              $    .79     $    .67     $    .44     $    .39
                                                     ========     ========     ========     ========
  Diluted                                            $    .79     $    .65     $    .44     $    .39
                                                     ========     ========     ========     ========

Weighted average common shares outstanding:
  Basic                                                11,424       11,141       11,468       11,147
                                                     ========     ========     ========     ========
  Diluted                                              11,475       11,374       11,490       11,395
                                                     ========     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,
                                           ----------------------   December 31,
                                              1999         1998         1998
--------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
  Cash and short term investments          $   6,685    $   3,445    $   2,690
  Accounts receivable, trade,
    less allowances                           17,757       17,408       13,559
  Inventories (Note 4)                        30,614       29,537       35,400
  Prepaid expenses and other
    current assets                             4,653        4,050        6,032
                                           ---------    ---------    ---------

      Total current assets                    59,709       54,440       57,681
Fixed assets, net                             45,928       41,247       43,139
Goodwill, net (Note 3)                        46,987       43,426       47,887
Other assets                                   5,214        5,811        5,718
                                           ---------    ---------    ---------

      Total assets                         $ 157,838    $ 144,924    $ 154,425
                                           =========    =========    =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities
  Notes payable, including
    current maturities of
    long-term debt and other
    long-term liabilities                  $     794    $     794    $     779
  Accounts payable, trade                     11,420       11,547        8,043
  Accrued expenses and other
    current liabilities                       20,846       18,307       17,229
                                           ---------    ---------    ---------
      Total current liabilities               33,060       30,648       26,051

Long-term indebtedness (Note 5)               45,547       53,364       57,947
Other long-term liabilities                    1,665        1,370        1,665
                                           ---------    ---------    ---------

      Total liabilities                       80,272       85,382       85,663
                                           ---------    ---------    ---------

Commitments and Contingencies
  (Note 6)

Stockholders' equity
  Common stock, par value
    $.01 per share: authorized
    20,000,000 shares; issued
    11,801,430 shares at June 1999;
    11,381,492 shares at June 1998
    and 11,513,702 shares at
    December 1998                                118          114          115
  Paid-in capital                             24,823       19,406       22,943
  Retained earnings                           56,847       40,022       47,808
                                           ---------    ---------    ---------
                                              81,788       59,542       70,866
  Treasury stock, at cost -
    350,000 shares at June 1999
    and 175,600 shares at
    December 1998                             (4,222)      (2,104)
                                           ---------    ---------    ---------
      Total stockholders' equity              77,566       59,542       68,762
                                           ---------    ---------    ---------

      Total liabilities and
        stockholders' equity               $ 157,838    $ 144,924    $ 154,425
                                           =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                           1999          1998
--------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net income                                             $  9,039      $  7,431
  Adjustments to reconcile net income to
    cash flows provided by operating
    activities:
      Depreciation and amortization                         3,954         3,111
      Loss on disposal of fixed assets                        323            25
      Changes in assets and liabilities:
        Accounts receivable, net                           (4,198)       (8,227)
        Inventories                                         4,786           447
        Prepaid expenses and other assets                   1,299         1,565
        Accounts payable, accrued expenses
          and other current liabilities                     6,994         8,231
                                                         --------      --------
          Net cash flows provided by
            operating activities                           22,197        12,583
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures                                     (5,846)       (5,378)
  Proceeds from sales of fixed assets                         264           113
  Acquisition of businesses, net of
    cash received                                                        (3,814)
                                                         --------      --------

          Net cash flows used for
            investing activities                           (5,582)       (9,079)
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from private placement of
    Senior Notes                                                         40,000
  Proceeds from Industrial Revenue Bond                                   4,153
  Proceeds from line of credit                             17,550        35,600
  Repayments under line of credit and
    other borrowings                                      (29,948)      (80,998)
  Acquisition of treasury stock                            (2,118)
  Exercise of stock options and other                       1,896           158
                                                         --------      --------


          Net cash flows used for
            financing activities                          (12,620)       (1,087)
                                                         --------      --------

          Net increase in cash                              3,995         2,417

Cash and short-term investments at
  beginning of period                                       2,690         1,028
                                                         --------      --------
Cash and short-term investments at
  end of period                                          $  6,685      $  3,445
                                                         ========      ========

Supplemental disclosure of cash
  flows information:
  Cash paid during the period for:
    Interest on debt                                     $  1,798      $  1,244
    Income taxes                                         $  3,030      $  4,242

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Total
                                                     Common      Treasury     Paid-in    Retained    Stockholders'
                                                     Stock        Stock       Capital    Earnings       Equity
------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1998                         $   115      $(2,104)     $22,943     $47,808       $68,762
Net income for six months ended
  June 30, 1999                                                                             9,039         9,039
Issuance of 289,890 shares of common stock
  pursuant to stock option plan                           3                     1,200                     1,203
Income tax benefit relating to issuance of
  common stock upon exercise of stock options                                     680                       680
Purchase of 174,400 shares of treasury stock                      (2,118)                                (2,118)
                                                    -------      -------      -------     -------       -------

Balance - June 30, 1999                             $   118      $(4,222)     $24,823     $56,847       $77,566
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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

      Decisions concerning the allocation of the Company's resources are made by the presidents of the Company's operating subsidiaries and the president of Drew. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. The accounting policies of the MH and RV segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company's December 31, 1998 Annual Report on Form 10-K.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information relating to segments follows (in thousands):

                                                Six Months Ended        Three Months Ended
                                                    June 30,                 June 30,
                                            ----------------------    ----------------------
                                               1999         1998         1999         1998
                                               ----         ----         ----         ----
Net sales:
  MH segment                                $ 135,983    $ 133,695    $  68,518       71,364
  RV segment                                   39,113       28,811       20,691       15,961
                                            ---------    ---------    ---------    ---------
    Total                                   $ 175,096    $ 162,506    $  89,209    $  87,325
                                            =========    =========    =========    =========

Operating profit:
  MH segment                                $  15,259    $  14,245        8,314        7,971
  RV segment                                    4,422        1,993        2,449        1,308
                                            ---------    ---------    ---------    ---------
    Total segments operating profit            19,681       16,238       10,763        9,279
Amortization of intangibles                    (1,347)        (969)        (674)        (511)
Corporate and other                            (1,374)        (882)        (685)        (492)
                                            ---------    ---------    ---------    ---------
    Operating profit                           16,960       14,387        9,404        8,276
Interest expense, net                           1,860        2,062          857          987
                                            ---------    ---------    ---------    ---------
    Income before income taxes              $  15,100    $  12,325    $   8,547    $   7,289
                                            =========    =========    =========    =========

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Inventories consist of the following (in thousands):

                                          June 30,
                                   ---------------------   December 31,
                                     1999          1998        1998
                                     ----          ----        ----

      Finished goods               $ 8,957       $ 9,678     $10,629
      Work in process                2,181         1,944       2,052
      Raw Material                  19,476        17,915      22,719
                                   -------       -------     -------
        Total                      $30,614       $29,537     $35,400
                                   =======       =======     =======

5. Long-Term Indebtedness

      The Company has $40 million of 6.95 percent, seven year Senior Notes issued in a private placement in January 1998. The Company also has a $25 million credit facility with interest payable at the prime rate, with an option to convert a portion of the borrowings under the credit facility to a Eurodollar loan at 1 percent over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit. At June 30, 1999, there were no borrowings under the line of credit.

      Pursuant to both the Senior Notes and the credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. All of such requirements have been met for the six months ended June 30, 1999. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

6. Contingencies

      Effective July 29, 1994, the Company spun off to its stockholders LBP, Inc. (formerly known as Leslie Building Products, Inc.) including its subsidiary, Prime Acquisition Corp. ("Prime"), (formerly known as Leslie- Locke, Inc.), the Company's former home improvement building products segment.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                                           Six Months Ended             Three Months Ended
                                                               June 30,                      June 30,
                                                      -------------------------     -------------------------
                                                         1999           1998           1999           1998
                                                         ----           ----           ----           ----
Weighted average common shares
  outstanding - basic                                 11,423,513     11,140,960     11,467,623     11,147,383
Assumed issuance of common stock
  pertaining to stock options and warrants                51,051        233,312         22,873        247,430
                                                      ----------     ----------     ----------     ----------
Weighted average common shares
  outstanding - diluted                               11,474,564     11,374,272     11,490,496     11,394,813
                                                      ==========     ==========     ==========     ==========

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 78 percent of consolidated net sales for the six months ended June 30, 1999 and 82 percent of the annual consolidated net sales for 1998, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also imports new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 22 percent of consolidated net sales for the six months ended June 30, 1999 and 18 percent of the annual consolidated net sales for 1998, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("Lippert") have operations in both the MH and RV segments, while Shoals Supply, Inc. ("Shoals") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At June 30, 1999 the Company's subsidiaries operated 36 plants in 17 states.

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

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                              Six Months Ended         Three Months Ended
                                                  June 30,                  June 30,
                                           ----------------------    ----------------------
                                              1999         1998         1999        1998
                                              ----         ----         ----        ----
Net sales:
  MH segment                               $ 135,983    $ 133,695    $  68,518       71,364
  RV segment                                  39,113       28,811       20,691       15,961
                                           ---------    ---------    ---------    ---------
     Total                                 $ 175,096    $ 162,506    $  89,209    $  87,325
                                           =========    =========    =========    =========

Operating profit:
  MH segment                               $  15,259    $  14,245        8,314        7,971
  RV segment                                   4,422        1,993        2,449        1,308
                                           ---------    ---------    ---------    ---------
    Total segments operating profit           19,681       16,238       10,763        9,279
Amortization of intangibles                   (1,347)        (969)        (674)        (511)
Corporate and other                           (1,374)        (882)        (685)        (492)
                                           ---------    ---------    ---------    ---------
    Operating profit                          16,960       14,387        9,404        8,276
Interest expense, net                          1,860        2,062          857          987
                                           ---------    ---------    ---------    ---------
  Income before income taxes               $  15,100    $  12,325    $   8,547    $   7,289
                                           =========    =========    =========    =========

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      MH Segment

      Net sales of the MH segment increased 2 percent for the six month period and declined 4 percent for the quarter, compared to the same periods in 1998. The decline in sales resulted from continued competition in the Company's axle and tire refurbishing product line, as well as a slight decline in industry-wide shipments of manufactured homes. Sales of the Company's vinyl windows continued to expand.

      Operating profit of the MH segment increased 7 percent for the six month period and 4 percent for the quarter compared to the same periods in 1998. Gross margins improved, as the adverse effect of competitive pressures in the axle and tire refurbishing product line were more than offset by lower product costs and improved efficiencies in the segment's other product lines. The improvement in gross margin was partially offset by increases in selling, general and administrative expenses including increases in incentive compensation, which is based on profits at certain of the Company's divisions.

      It appears that industry-wide sales of manufactured homes have continued to decline in the early part of the third quarter. In addition, margins for the balance of year may be adversely affected by anticipated increases in certain raw material costs.

      RV Segment

      Net sales of the RV segment increased 36 percent for the six month period and 30 percent for the quarter compared to the same period in 1998, as a result of the expansion of the Company's RV chassis product line as well as the continuing growth of the RV window line. Such increase is substantially higher than the 12 percent increase in shipments reported by the RV industry.

      Operating profit more than doubled for the six months and increased 87 percent for the quarter. Operating margins were 11 percent and 12 percent in the 1999 periods compared to 7 percent and 8 percent in 1998 for the six months and quarter, respectively. The improvement in operating margins resulted from gross margin increases, in part due to greater efficiencies at the new RV chassis facilities opened last year, as well as start-up costs at such facilities during last year's first quarter. Production costs and operating efficiencies at the Company's mature RV facilities also improved. The improvement in gross margin was partially offset by increases in selling, general and administrative expenses including incentive compensation, which is based on profits at certain of the Company's divisions.

      Margins for the balance of the year may be adversely affected by anticipated increases in certain raw material costs.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Amortization of Intangibles, Corporate and Other

      Amortization of intangibles increased by $.4 million for the six months ended June 1999 as a result of the goodwill and other intangibles relating to the acquisition of Coil Clip. Corporate and other expenses increased $.5 million as a result of non-recurring gains recorded in 1998 and a reduction of cost recoveries in 1999 relating to the Shared Services Agreement described below.

Shared Services Agreement

      Pursuant to a Shared Services Agreement, following the Spin-off by the Company of LBP, Inc. on July 29, 1994, the Company and LBP have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company has been reimbursed by LBP for the fair market value of such services. This Agreement has been extended and now expires on December 31, 1999 and may be further extended. The Company charged fees to LBP of $72,000 in the 1999 six month period and $350,000 in the 1998 period. The reduction in the fees was a result of LBP's sale of its operating assets in June 1998. These fees reduce selling, general and administrative expenses.

Interest Expense, Net

      Interest expense, net decreased $202,000 and $130,000 for the six months and quarter, respectively, as a result of lower average debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      The Statements of Cash Flows reflect the following (in thousands):

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1999            1998
                                                         ----            ----
Net cash flows provided by operating activities        $ 22,197         $12,583
Net cash flows used for investment activities          $ (5,582)        $(9,079)
Net cash flows used for financing activities           $(12,620)        $(1,087)

      Net cash provided by operating activities primarily resulted from net income before depreciation and amortization, adjusted by seasonal changes in operating assets. The increase in receivables was approximately $4.0 million less than the prior year's increase as a result of the timing of collections. Inventories were reduced by $4.8 million primarily in the refurbished axles and tires operations, largely as a result of increased competition for the purchase of used axles and tires.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Cash flows used for investing activities consisted of capital expenditures, including the construction of an RV chassis factory. Such capital expenditures were funded by cash flows from operations. Capital expenditures for 1999, primarily for the RV and MH chassis operations, are expected to approximate $12 million, which will be funded from cash flow from operations.

      Cash flows used for financing activities for 1999 included reductions in debt of approximately $12.4 million, and $2.1 million used to acquire treasury stock, offset by $1.9 million from the exercise of stock options. Cash flows used for financing activities in 1998 is primarily a reduction of debt of approximately $1.2 million. Availability under the Company's $25 million line of credit, which is unused at June 30, 1999, is adequate to finance the Company's working capital and capital expenditure requirements.

      In July, 1999 the Company purchased, at an average price of approximately $12.19 per share, the 100,000 shares remaining of the 450,000 share purchase of treasury stock authorized by the Board of Directors.

Contingencies

      Effective July 29, 1994, the Company spun off to its stockholders LBP, Inc. (formerly known as Leslie Building Products, Inc.) including its subsidiary, Prime Acquisition Corp. ("Prime"), (formerly known as Leslie- Locke, Inc.), the Company's former home improvement building products segment.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INFLATION

      The prices of raw materials, consisting primarily of aluminum, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future prices fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At July 21, 1999, the Company had no futures contracts outstanding.

YEAR 2000

      The "Year 2000" issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Such a computer program may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

      The Company has addressed this risk to the reliability and availability of its financial, operational and administrative information systems. Prior to the public concerns about the Year 2000 issue, the Company had decided to upgrade its computer systems in order to enhance the information flow, capacity and functionality of its systems. The upgrades to the computer systems will allow the Company to achieve Year 2000 compliance. Some of the Company's manufacturing processes are reliant on computer technology and all such significant processes have been verified to be Year 2000 compliant. The installation and testing of certain critical systems has been completed at a cost of less than $1 million, and the balance of the systems should be completed in the early fall of 1999 at a cost of less than $.5 million. The Company has obtained assurances from its software vendors that the new systems will be Year 2000 compliant.

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

      While the Company believes that its internal computer systems, as well as those of vendors who provide data processing services to the Company, will be Year 2000 compliant, the most reasonably likely worst case Year 2000 scenario could include system failures by the Company's vendors, customers, utilities or financial institutions which could result in significant disruptions to the Company's operations. The Company believes, however, that its alternative sources of supply of critical raw materials, diverse customer list, numerous facilities and financial resources mitigate the likelihood of a severe adverse impact on the Company's operating results. The Company is considering contingency plans, such as maintaining easily accessible back-up of critical information and adjusting inventory levels as the year 2000 approaches, to minimize the impact of short-term disruptions caused by systems failures of third parties.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel and glass), periodic inventory adjustments by retailers of manufactured homes in response to changes in retail sales and other business conditions, interest rates and the Year 2000 issue. In addition, general economic conditions may affect the retail sale of manufactured homes and RV's.

                          DREW INDUSTRIES INCORPORATED
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

      On June 1, 1999, Registrant filed a current report on Form 8-K wherein Registrant reported in Item 5 the amendment and restatement of the Drew Industries Incorporated Stock Option Plan.

                          DREW INDUSTRIES INCORPORATED
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DREW INDUSTRIES INCORPORATED
                                               Registrant


                                               By /s/ Fredric M. Zinn
                                                  ------------------------------
                                               Fredric M. Zinn
                                               Principal Financial Officer

August 10, 1999