Form 10-Q
period 1999-09-30
DREW INDUSTRIES INCORPORATED
filed 1999-11-10
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

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

                               Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,351,430 shares of common stock as of October 22, 1999.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

     not applicable

SIGNATURES                                                                   17

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Nine Months Ended    Three Months Ended
                                                   September 30,        September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
----------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                      $254,799   $250,429   $ 79,703   $ 87,923

Cost of sales                                   196,438    199,475     60,964     69,975
                                               --------   --------   --------   --------

     Gross profit                                58,361     50,954     18,739     17,948

Selling, general and administrative expenses     33,450     28,598     10,788      9,979
                                               --------   --------   --------   --------

     Operating profit                            24,911     22,356      7,951      7,969

Interest expense, net                             2,644      2,995        784        933
                                               --------   --------   --------   --------

     Income before income taxes                  22,267     19,361      7,167      7,036

Provision for income taxes                        8,898      7,650      2,837      2,756
                                               --------   --------   --------   --------

        Net income                             $ 13,369   $ 11,711   $  4,330   $  4,280
                                               ========   ========   ========   ========

Net income per common share:
     Basic                                     $   1.17   $   1.05   $    .38   $    .38
                                               ========   ========   ========   ========
     Diluted                                   $   1.17   $   1.03   $    .38   $    .38
                                               ========   ========   ========   ========
Weighted average common shares outstanding:
     Basic                                       11,402     11,140     11,376     11,142
                                               ========   ========   ========   ========
     Diluted                                     11,438     11,366     11,389     11,351
                                               ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30,
                                                          ----------------------   December 31,
                                                             1999         1998         1998
-----------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash and short term investments                        $   5,262    $   1,531    $   2,690
   Accounts receivable, trade, less allowances               19,391       18,128       13,559
   Inventories (Note 4)                                      31,483       31,371       35,400
   Prepaid expenses and other current assets                  4,755        3,997        6,032
                                                          ---------    ---------    ---------

       Total current assets                                  60,891       55,027       57,681

Fixed assets, net                                            46,926       41,007       43,139
Goodwill, net (Note 3)                                       46,537       43,032       47,887
Other assets                                                  4,964        6,151        5,718
                                                          ---------    ---------    ---------

       Total assets                                       $ 159,318    $ 145,217    $ 154,425
                                                          =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of long-
     term debt and other long-term liabilities            $     802    $     754    $     779
   Accounts payable, trade                                    9,794        9,456        8,043
   Accrued expenses and other current liabilities            21,036       20,157       17,229
                                                          ---------    ---------    ---------
       Total current liabilities                             31,632       30,367       26,051

Long-term indebtedness (Note 5)                              45,344       50,169       57,947
Other long-term liabilities                                   1,665        1,370        1,665
                                                          ---------    ---------    ---------

       Total liabilities                                     78,641       81,906       85,663
                                                          ---------    ---------    ---------

Commitments and Contingencies (Note 6)

Stockholders' equity
   Common stock, par value $.01 per share: authorized
     20,000,000 shares; issued 11,801,430 shares at
     September 1999; 11,393,592 shares at September
     1998 and 11,513,702 shares at December 1998                118          114          115
   Paid-in capital                                           24,823       19,497       22,943
   Retained earnings                                         61,177       44,302       47,808
                                                          ---------    ---------    ---------
                                                             86,118       63,913       70,866
   Treasury stock, at cost - 450,000 shares at
     September 1999; 49,300 shares at September 1998;
     and 175,600 shares at December 1998                     (5,441)        (602)      (2,104)
                                                          ---------    ---------    ---------
       Total stockholders' equity                            80,677       63,311       68,762
                                                          ---------    ---------    ---------

       Total liabilities and stockholders' equity         $ 159,318    $ 145,217    $ 154,425
                                                          =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            --------------------
                                                                              1999        1998
------------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income                                                               $ 13,369    $ 11,711
   Adjustments to reconcile net income to
     cash flows provided by operating activities:
       Depreciation and amortization                                           6,029       4,819
       Loss on disposal of fixed assets                                          256          14
       Changes in assets and liabilities:
         Accounts receivable, net                                             (5,832)     (8,947)
         Inventories                                                           3,917      (1,387)
         Prepaid expenses and other assets                                     1,144       1,042
         Accounts payable, accrued expenses and other current liabilities      5,558       7,990
                                                                            --------    --------
             Net cash flows provided by operating activities                  24,441      15,242
                                                                            --------    --------

Cash flows from investing activities:
   Capital expenditures                                                       (8,138)     (6,367)
   Proceeds from sales of fixed assets                                           303         275
   Acquisition of businesses, net of cash received                                        (3,814)
                                                                            --------    --------

             Net cash flows used for investing activities                     (7,835)     (9,906)
                                                                            --------    --------

Cash flows from financing activities:
   Proceeds from private placement of Senior Notes                                        40,000
   Proceeds from Industrial Revenue Bond                                                   4,153
   Proceeds from line of credit                                               17,550      51,050
   Repayments under line of credit and other borrowings                      (30,148)    (99,710)
   Acquisition of treasury stock                                              (3,337)       (602)
   Exercise of stock options and other                                         1,901         276
                                                                            --------    --------

             Net cash flows used for financing activities                    (14,034)     (4,833)
                                                                            --------    --------

             Net increase in cash                                              2,572         503

Cash and short-term investments at beginning of period                         2,690       1,028
                                                                            --------    --------
Cash and short-term investments at end of period                            $  5,262    $  1,531
                                                                            ========    ========

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
         Interest on debt                                                   $  3,324    $  3,010
         Income taxes                                                       $  6,579    $  7,420

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        Total
                                                   Common    Treasury     Paid-in      Retained     Stockholders'
                                                    Stock      Stock      Capital      Earnings        Equity
-------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1998                        $  115    $ (2,104)   $  22,943     $ 47,808       $ 68,762
Net income for nine months ended
   September 30, 1999                                                                    13,369         13,369
Issuance of 289,890 shares of common stock
   pursuant to stock option plan                        3                    1,200                       1,203
Income tax benefit relating to issuance of
   common stock upon exercise of stock options                                 680                         680
Purchase of 274,400 shares of treasury stock                   (3,337)                                  (3,337)
                                                   ------    --------    ---------     --------       ---------

Balance - September 30, 1999                       $  118    $ (5,441)   $  24,823     $ 61,177       $ 80,677
                                                   ======    ========    =========     ========       ========

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information relating to segments follows (in thousands):

                                         Nine Months Ended        Three Months Ended
                                           September 30,             September 30,
                                      ----------------------    ----------------------
                                         1999         1998         1999         1998
                                         ----         ----         ----         ----
Net sales:
  MH segment                          $ 195,709    $ 205,494    $  59,726    $  71,799
  RV segment                             59,090       44,935       19,977       16,124
                                      ---------    ---------    ---------    ---------
    Total                             $ 254,799    $ 250,429    $  79,703    $  87,923
                                      =========    =========    =========    =========

Operating profit:
  MH segment                          $  22,148    $  22,065    $   6,889    $   7,820
  RV segment                              6,680        3,462        2,258        1,469
                                      ---------    ---------    ---------    ---------
    Total segments operating profit      28,828       25,527        9,147        9,289
Amortization of intangibles              (2,020)      (1,557)        (673)        (588)
Corporate and other                      (1,897)      (1,614)        (523)        (732)
                                      ---------    ---------    ---------    ---------
    Operating profit                     24,911       22,356        7,951        7,969
Interest expense, net                     2,644        2,995          784          933
                                      ---------    ---------    ---------    ---------
    Income before income taxes        $  22,267    $  19,361    $   7,167    $   7,036
                                      =========    =========    =========    =========

3. Acquisitions

      In May 1998 Lippert Components, Inc. ("Lippert") acquired the assets and business of Coil Clip, Inc. ("Coil Clip") related to its supply of stamped steel parts to the manufactured housing industry, and entered into an agreement pursuant to which Coil Clip would supply certain steel parts to Lippert. In December 1998 Lippert acquired the remaining assets and business of Coil Clip. It is expected that these acquisitions will add approximately $12 million to the Company's annual sales. The combined purchase price was approximately $10.8 million.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Inventories consist of the following (in thousands):

                                 September 30,
                              -----------------   December 31,
                                1999      1998        1998
                                ----      ----        ----

            Finished goods    $ 9,007   $ 9,183     $10,629
            Work in process     2,136     2,319       2,052
            Raw Material       20,340    19,869      22,719
                              -------   -------     -------
                Total         $31,483   $31,371     $35,400
                              =======   =======     =======

5. Long-Term Indebtedness

      The Company has $40 million of 6.95 percent, seven year Senior Notes issued in a private placement in January 1998. The Company also has a $25 million credit facility with interest payable at the prime rate, with an option to convert a portion of the borrowings under the credit facility to a Eurodollar loan at 1 percent over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit. At September 30, 1999, there were no borrowings under the line of credit.

      Pursuant to both the Senior Notes and the credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. All of such requirements have been met for the nine months ended September 30, 1999. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                                   Nine Months Ended        Three Months Ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         ----
Weighted average common shares
     outstanding - basic                        11,401,888   11,140,139   11,376,430   11,141,798
Assumed issuance of common stock
     pertaining to stock options and warrants       36,347      226,349       12,398      209,177
                                                ----------   ----------   ----------   ----------
Weighted average common shares
     outstanding - diluted                      11,438,235   11,366,488   11,388,828   11,350,975
                                                ==========   ==========   ==========   ==========

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 75 percent of consolidated net sales for the quarter ended September 30, 1999 and 82 percent of consolidated net sales for the quarter ended September 30, 1998, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also imports new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 25 percent of consolidated net sales for the quarter ended September 30, 1999 and 18 percent of consolidated net sales for the quarter ended September 30, 1998, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("Lippert") have operations in both the MH and RV segments, while Shoals Supply, Inc. ("Shoals") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At September 30, 1999 the Company's subsidiaries operated 37 plants in 17 states.

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

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                        Nine Months Ended         Three Months Ended
                                           September 30,             September 30,
                                      ----------------------    ----------------------
                                         1999         1998         1999         1998
                                      ---------    ---------    ---------    ---------
Net sales:
  MH segment                          $ 195,709    $ 205,494    $  59,726    $  71,799
  RV segment                             59,090       44,935       19,977       16,124
                                      ---------    ---------    ---------    ---------
    Total                             $ 254,799    $ 250,429    $  79,703    $  87,923
                                      =========    =========    =========    =========
Operating profit:
  MH segment                          $  22,148    $  22,065        6,889        7,820
  RV segment                              6,680        3,462        2,258        1,469
                                      ---------    ---------    ---------    ---------
    Total segments operating profit      28,828       25,527        9,147        9,289
Amortization of intangibles              (2,020)      (1,557)        (673)        (588)
Corporate and other                      (1,897)      (1,614)        (523)        (732)
                                      ---------    ---------    ---------    ---------
    Operating profit                     24,911       22,356        7,951        7,969
Interest expense, net                     2,644        2,995          784          933
                                      ---------    ---------    ---------    ---------
    Income before income taxes        $  22,267    $  19,361    $   7,167    $   7,036
                                      =========    =========    =========    =========

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MH Segment

      Net sales of the MH segment declined 5 percent for the nine month period and 17 percent for the quarter, compared to the same periods in 1998. The decline in sales resulted from continued competition in the Company's axle and tire refurbishing product line, as well as a recent decline in industry-wide shipments of manufactured homes. Sales of the Company's vinyl windows continued to expand even though industry shipments of homes declined.

      The Company's customers, the producers of manufactured homes, have recently closed factories and cut back manufacturing schedules, due to the combination of excessive inventory of manufactured homes at both manufacturers and retailers, and declining retail sales due to tightening of mortgage credit. This, in turn, has affected the Company's sales of manufactured housing products, which represented 75 percent of consolidated third quarter sales.

      Industry analysts have estimated that the excess inventory situation should be resolved within six months to one year. The Company believes that when the excess inventory of homes is resolved, the industry will resume its long-term growth trend. The Company will continue to invest its resources in order to increase market share for its manufactured housing products.

      Despite the decline in sales, operating profit percentages of the MH segment increased over last year in both the nine and three month periods. Gross margin percent improved, as the adverse effect of competitive pressures in the axle and tire refurbishing product line were more than offset by lower product costs. The improvement in gross margin percent was partially offset by increases in selling, general and administrative expenses as a percentage of sales, reflecting the effect of reduced sales on fixed costs.

      Margins for the balance of the year are expected to be adversely affected by increases in certain raw material costs.

RV Segment

      Net sales of the RV segment increased 32 percent for the nine month period and 24 percent for the quarter compared to the same period in 1998, as a result of the expansion of the Company's RV chassis product line as well as the 13 percent increase in shipments reported by the RV industry this year.

      Operating profit increased 93 percent for the nine months and 54 percent for the quarter. Operating margins were 11 percent in the 1999 nine and three month periods compared to 8 percent and 9 percent in 1998 for the nine months and quarter, respectively. The improvement in operating margins resulted from gross margin increases, in part due to greater efficiencies at the new RV chassis facilities opened last year, as well as lower costs for some raw materials. Production costs and operating efficiencies at the Company's mature RV facilities also improved. The improvement in gross margin was partially offset by increases in selling, general and administrative expenses including incentive compensation, which is based on profits at certain of the Company's divisions, and additional general and administrative costs at the recently opened RV chassis facilities.

      Margins for the balance of the year are expected to be adversely affected by increases in certain raw material costs.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Intangibles, Corporate and Other

      Amortization of intangibles increased by $.5 million for the nine months ended September 1999 as a result of the goodwill and other intangibles relating to the acquisition of Coil Clip. Corporate and other expenses increased $.3 million for the nine months as a result of non-recurring gains recorded in 1998 and a reduction of cost recoveries in 1999 relating to the Shared Services Agreement described below. Corporate and other expenses declined for the quarter primarily as a result of more favorable aluminum hedging results.

Shared Services Agreement

      Pursuant to a Shared Services Agreement, following the Spin-off by the Company of LBP, Inc. on July 29, 1994, the Company and LBP have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company has been reimbursed by LBP for the fair market value of such services. This Agreement has been extended and now expires on December 31, 1999 and may be further extended. The Company charged fees to LBP of $108,000 in the 1999 nine month period and $467,000 in the 1998 period. The reduction in the fees was a result of LBP's sale of its operating assets in June 1998. These fees reduce selling, general and administrative expenses.

Interest Expense, Net

      Interest expense, net decreased $351,000 and $149,000 for the nine months and quarter, respectively, as a result of lower average debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      The Statements of Cash Flows reflect the following (in thousands):

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1999        1998
                                                        ----        ----
Net cash flows provided by operating activities       $ 24,441    $ 15,242
Net cash flows used for investing activities          $ (7,835)   $ (9,906)
Net cash flows used for financing activities          $(14,034)   $ (4,833)

      Net cash provided by operating activities primarily resulted from net income before depreciation and amortization, adjusted by seasonal changes in operating assets. The increase in receivables was approximately $3.1 million less than the prior year's increase as a result of both lower sales and a slight slowdown in collections. Inventories were reduced by $3.9 million primarily in the refurbished axles and tires operations, largely in response to lower sales of these products.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Cash flows used for investing activities consisted of capital expenditures, including the construction of three RV chassis facilities. Such capital expenditures were funded by cash flows from operations. Capital expenditures for 1999, primarily for the RV and MH chassis operations, are expected to approximate $12 million, which will be funded from cash flow from operations. It is presently expected that capital expenditures for the year 2000 will range from $15 million to $23 million.

      Cash flows used for financing activities for 1999 included a reduction in debt of approximately $12.6 million, and $3.3 million used to acquire treasury stock, offset by $1.9 million from the exercise of stock options. Cash flows used for financing activities in 1998 is primarily a reduction of debt of approximately $4.5 million. Availability under the Company's $25 million line of credit, which is unused at September 30, 1999, combined with available cash and cash flow from operations, is adequate to finance the Company's working capital and capital expenditure requirements.

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

INFLATION

      The prices of raw materials, consisting primarily of aluminum, steel, glass, vinyl and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Prices of certain commodities have historically been volatile and increased raw material costs are expected to affect margins in the fourth quarter. In order to hedge the impact of future prices fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At October 22, 1999, the Company had no futures contracts outstanding.

YEAR 2000

      The "Year 2000" issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Such a computer program may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

      The Company has addressed this risk to the reliability and availability of its financial, operational and administrative information systems. Prior to the public concerns about the Year 2000 issue, the Company had decided to upgrade its computer systems in order to enhance the information flow, capacity and functionality of its systems. The upgrades to the computer systems will allow the Company to achieve Year 2000 compliance. Some of the Company's manufacturing processes are reliant on computer technology and all such significant processes have been verified to be Year 2000 compliant. The installation and testing of certain critical systems has been completed at a cost of less than $1 million, and the balance of the systems should be completed before the end of the year at a cost of approximately $.5 million. The Company has obtained assurances from its software vendors that the new systems will be Year 2000 compliant upon the installation of recently issued software upgrades.

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

      While the Company believes that its internal computer systems, as well as those of vendors who provide data processing services to the Company, will be Year 2000 compliant, the most reasonably likely worst case Year 2000 scenario could include system failures by the Company's vendors, customers, utilities or financial institutions which could result in significant disruptions to the Company's operations. The Company believes, however, that its alternative sources of supply of critical raw materials, diverse customer list, numerous facilities and financial resources mitigate the likelihood of a severe adverse impact on the Company's operating results. The Company is considering contingency plans, such as maintaining easily accessible back-up of critical information as the year 2000 approaches, to minimize the impact of short-term disruptions caused by systems failures of third parties.

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

November 9, 1999