Form 10-K405
period 1999-12-31
DREW INDUSTRIES INCORPORATED
filed 2000-03-24
CIK 763744

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Year End                                    Commission File Number
      December 31, 1999                                         0-13646

                          DREW INDUSTRIES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                              13-3250533
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 10, 2000) was $56,890,795.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 10, 2000) was 11,105,854 shares of Common Stock.

                       Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 1999 is incorporated by reference into Items 6, 7 and 8 of Part II.

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 17, 1999 is incorporated by reference into Part III.

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

Item 1. BUSINESS

Introduction

      Drew Industries Incorporated ("Drew" or the "Company") has two reportable operating segments, the manufactured housing products segment (the "MH Segment") and the recreational vehicle products segment (the "RV Segment"). Drew's wholly-owned subsidiaries Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("Lippert") have operations in both the MH Segment and the RV Segment, while Lippert Tire & Axle, Inc. ("Lippert T&A") (formerly known as Shoals Supply, Inc.) and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH Segment.

      Kinro manufactures and markets aluminum and vinyl windows for manufactured homes, and aluminum windows and doors for recreational vehicles. Lippert manufactures and markets steel chassis and steel chassis parts and galvanized roofing for manufactured homes, and manufactures and markets steel chassis and steel chassis parts for recreational vehicles. Lippert T&A manufactures and markets new axles, and distributes refurbished axles and new and refurbished tires, for manufactured homes. Coil Clip produces coil steel and sheet steel components, certain of which are supplied to Lippert. Several of the Company's customers produce both manufactured homes and recreational vehicles, and the Company supplies products having similar characteristics for use in both these lines of business.

      Since 1980, the Company has acquired ten manufacturers of products for both manufactured homes and recreational vehicles, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, the Company currently operates 39 manufacturing facilities in 18 states, and achieved consolidated sales of $324 million for 1999.

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

Manufactured Housing Products Segment

      The Company's subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes, including aluminum and vinyl windows and screens, steel chassis and steel chassis parts, galvanized roofing, and new axles, and the Company distributes refurbished axles and new and refurbished tires.

                                   Page - 2 -

The MH Segment represents approximately 76% of the Company's consolidated sales. The MH Segment also supplies related products to other industries, representing less than 5% of sales of this segment.

      Raw materials used by the Company's MH Segment, consisting of extruded aluminum and vinyl, glass, various adhesive and insulating components, and fabricated steel (coil, sheet, galvanized and I-beam), are available from a number of sources. Used axles and tires, which are refurbished by the Company, are purchased from dealers of manufactured homes and independent agents, and their availability is subject to competitive pricing. The Company maintains an aluminum hedging program under which it purchases future contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements.

      Operations of the Company's MH Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and refurbishing used axles and tires. The Company's MH Segment operations are conducted at 28 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Three of these facilities also conduct operations in the Company's RV Segment. See Item
2. "Properties."

      The Company's manufactured housing products are sold by 16 sales personnel working exclusively for the Company to major builders of manufactured homes such as Champion Enterprises, Clayton Homes, Oakwood Homes, Fleetwood Enterprises, and Skyline.

      The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the three leading suppliers of windows for manufactured homes are the Company, Philips Industries and Care-Free Windows, and that the Company's market share for windows and screens is approximately 40%. The Company's manufactured homes chassis and chassis parts operations compete with several other manufactures of chassis and chassis parts, as well as with certain builders of manufactured homes which produce their own chassis and chassis parts. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 15%.

      The market for refurbished axles and tires is highly fragmented, has low entry barriers, and is therefore highly competitive. During 1998, several new suppliers of refurbished axles and tires entered the market. As a result of these competitive pressures, during the last quarter of 1998 and throughout 1999, the Company's profit margins for its axles and tires product line declined significantly. Although definitive information is not readily available, the Company believes that its market share for refurbished and new axles and tires is approximately 25%. In September 1999, the Company transferred management of the tire and axle business from Kinro to Lippert because the business is more closely related to the business of Lippert.

Recreational Vehicles Products Segment

      Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for recreational vehicles, including aluminum and vinyl windows and screens, a variety of doors, steel chassis and steel chassis parts. The RV Segment represents approximately 24% of the Company's consolidated sales.

      Raw materials used by the Company's RV Segment, consisting of extruded aluminum and vinyl, glass, various adhesive and insulating components, and fabricated steel (coil, sheet and I-beam), are available from a number of sources. The Company maintains an aluminum hedging program under which it purchases future contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements.

      Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass for its own use and for sale to other window manufacturers.


                                   Page - 3 -

The Company's RV Segment operations are conducted at 14 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Four of these facilities also conduct operations in the Company's MH Segment. See Item 2. "Properties."

      The Company's recreational vehicles products are sold by 5 sales personnel working exclusively for the Company to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Thor Industries, Skyline and Keystone.

      The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that there are approximately 10 significant suppliers of windows and doors for recreational vehicles, several of which are substantially larger than the Company. The Company's recreational vehicles chassis and chassis parts operations compete with several other manufactures of chassis and chassis parts, as well as with certain manufacturers of recreational vehicles which produce their own chassis and chassis parts. The Company's operation as a supplier of chassis and chassis parts for recreational vehicles had only a small market share in 1997, but the Company's market share has been increasing substantially. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for recreational vehicles is currently 15%.

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


                                   Page - 4 -

Employees

      The approximate number of persons employed full-time by the Company and its subsidiaries at December 31, 1999 was 2,521. The Company and its subsidiaries believe that relations with its employees are good.

Other

      In connection with the spin-off by the Company of Leslie Building Products, Inc. ("Leslie Building Products"), now known as "LBP, Inc." ("LBP"), and its wholly-owned subsidiary, Leslie-Locke, Inc. ("Leslie- Locke"), now known as Prime Acquisition Corp. ("Prime"), which was effective on July 29, 1994, the Company and LBP entered into a Shared Services Agreement. Pursuant to the Shared Services Agreement, the Company and LBP agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company is reimbursed by LBP for such services. For 1999, the Company charged LBP approximately $144,000 for such services. The Shared Services Agreement expires December 31, 2000, and is cancellable by LBP on 60 days' notice.

Item 2. PROPERTIES

      The Company's manufacturing is conducted at buildings that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company's properties:

          City                   State          Square Feet     Owned    Leased
          ----                   -----          -----------     -----    ------

      MH PRODUCTS SEGMENT

        Bear Creek              Alabama           150,000                   x
        Birmingham              Alabama            36,000                   x
        Boaz                    Alabama            86,600         x
        Double Springs          Alabama            62,500                   x
        Phil Campbell           Alabama            53,200         x
        Ocala                   Florida            47,100         x
        Thomasville             Georgia            70,000                   x
        Fitzgerald *            Georgia            55,300         x
        Nampa                   Idaho              39,500                   x
        Garret                  Indiana            21,600         x
        Goshen                  Indiana           100,000         x
        Goshen                  Indiana            58,000         x
        Goshen                  Indiana            68,000         x
        Bristol                 Indiana            57,500         x
        Arkansas City           Kansas              7,800                   x
        Bossier City            Louisiana          11,400         x
        Whitehall               New York           12,700         x
        Harrisburg              North Carolina     57,900         x
        Liberty                 North Carolina     47,000                   x
        Rockwell                North Carolina     14,000                   x
        Sugarcreek              Ohio               14,500         x


                                   Page - 5 -

          City                   State          Square Feet     Owned    Leased
          ----                   -----          -----------     -----    ------

      MH PRODUCTS SEGMENT (Continued)

        Mc Adoo*                Pennsylvania       25,100         x
        Dayton                  Tennessee         100,000         x
        Maynardville            Tennessee          20,000                   x
        Mansfield               Texas              61,500                   x
        Alvarado*               Texas              49,700         x
        Waco                    Texas              23,000         x
        Lancaster               Wisconsin          12,300         x
                                                ---------
                                                1,362,200
                                                =========

      *     These plants also produce recreational vehicle products.

          City                   State          Square Feet     Owned    Leased
          ----                   -----          -----------     -----    ------

      RV PRODUCTS SEGMENT

        Fontana                 California        108,700         x
        Fitzgerald *            Georgia            23,700         x
        Goshen                  Indiana            50,500         x
        Elkhart                 Indiana            36,600         x
        Goshen                  Indiana            98,000         x
        Crawfordsville          Indiana            17,800                   x
        Goshen                  Indiana            53,000         x
        Omaha                   Nebraska           13,000                   x
        Edgerton                Ohio               12,000                   x
        Pendleton               Oregon             56,800         x
        Mc Adoo *               Pennsylvania        8,400         x
        Alvarado *              Texas              21,300         x
        Longview                Texas              58,900         x
        Berkley Springs         West Virginia      38,600         x
                                                 --------
                                                  597,300
                                                 ========

      *     These plants also produce products for manufactured homes.

      ADMINISTRATIVE

        Alma                    Michigan           10,800         x
        Naples                  Florida             4,500         x
        Arlington               Texas               9,400                   x
        White Plains            New York            2,800                   x
                                                 --------
                                                   27,500
                                                 ========


                                   Page - 6 -

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

      See Note 10 of Notes to Consolidated Financial Statements with respect to the filing by White Metal, on September 30, 1994, of a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. At the time the chapter 7 petition was filed, the liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business.

      On May 7, 1996, the Company and its subsidiary, Kinro, and LBP and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal (the "Adversary Proceeding"). The complaint sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax-related claims was sought, jointly and severally, from the Company, Kinro, LBP, and Prime. On July 14, 1998, the Bankruptcy Court granted defendants' motion to dismiss the trustee's tax-related claims. Other than the dismissed tax-related claims, the trustee alleged that White Metal made certain payments to the defendants which were preferential and recoverable by White Metal, in the approximate amount of $3.1 million, of which $900,000 was sought from the Company. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, and the Company, LBP, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $186,500 was paid by the Company. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates, and the trustee agreed not to appeal the Bankruptcy Court's dismissal of the tax-related claims. In connection with the Settlement, the Adversary Proceeding was terminated.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                   Page - 7 -

      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1999.

      Name                     Position
      ----                     --------

      Leigh J. Abrams          President, Chief Executive Officer and Director
        (Age 57)                 of the Company since March 1984.

      Edward W. Rose, III      Chairman of the Board of Directors of the Company
        (Age 58)                 since March 1984.

      David L. Webster         Director of the Company since March 1984.
        (Age 64)

      L. Douglas Lippert       Director of the Company since November 1997.
        (Age 52)

      James F. Gero            Director of the Company since May 1992.
        (Age 54)

      Gene H. Bishop           Director of the Company since June 1995.
        (Age 70)

      Fredric M. Zinn          Chief Financial Officer of the Company since
        (Age 48)                 January 1986.

      Harvey J. Kaplan         Secretary and Treasurer of the Company since
        (Age 65)                 March 1984.

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

      L. DOUGLAS LIPPERT, since October 1997, has been President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, and President of the predecessor of Lippert Components, Inc. since 1978. Mr. Lippert has also been President of Coil Clip, Inc., a subsidiary of the Company, since its acquisition in December 1998 and President of Lippert T&A (formerly Shoals Supply, Inc.) a subsidiary of the Company, since September 1999.


                                   Page - 8 -

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of certain of its affiliates. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following public company: Orthofix International, N.V., an international supplier of orthopedic devices for bone fixation and stimulation. Since July 1994, Mr. Gero has also been a Director of LBP.

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

      Based on its review of the copies of such forms received by it, the Company believes that during 1999 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 1999 other than Edward W. Rose, III and L. Douglas Lippert, directors of the Company, and FMR Corp.) were complied with.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Per Share Market Price Information

      The Common Stock of the Company is traded on the American Stock Exchange(R), under the symbol DW. On March 10, 2000, there were 2,103 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.


                                   Page - 9 -

      The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the American Stock Exchange.

                                                 High         Low
                                                 ----         ---
      Calendar 1999
            Quarter ended March 31........      $12.75       $11.38
            Quarter ended June 30.........      $13.00       $11.25
            Quarter ended September 30....      $12.19       $8.75
            Quarter ended December 31.....      $ 9.69       $8.44

                                                 High         Low
                                                 ----         ---
      Calendar 1998
            Quarter ended March 31........      $13.38       $11.75
            Quarter ended June 30.........      $15.13       $12.63
            Quarter ended September 30....      $15.00       $11.50
            Quarter ended December 31.....      $12.88       $10.13

      The closing price per share for the Common Stock on March 10, 2000, was $7.50.

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

Stock Repurchase

      Pursuant to authorization of the Board of Directors, during 1999 the Company repurchased 333,700 shares of its Common Stock at prices ranging from $8.80 per share to $12.55 per share.

Item 6. SELECTED FINANCIAL DATA, and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1999.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases


                                   Page - 10 -
aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At December 31, 1999, the Company had no futures contracts outstanding.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 1999, the Company had $46.3 million of debt, all of which was fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.5 million.

      The Company also has a $25 million line of credit that is subject to a variable interest rate. At December 31, 1999, none of this line of credit was utilized.

      In addition, the Company is exposed to changes in interest rates as a result of temporary investments in government backed money market funds, however, such investing activity is not material to the Company's financial position, results of operations, or cash flow.

      If the actual change in interest rates is substantially different than 100 basis points, the net impact of interest rate risk on the Company's cash flow may be materially different than that disclosed above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1999.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 17, 2000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON  FORM 8-K

            (a)   Documents Filed

                  (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1999.

                  (2)   Schedules. Schedule II - Valuation and Qualifying
                        Accounts.


                                   Page - 11 -

                  (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

            (b)   Reports on Form 8-K

                  On October 21, 1999, the Company filed a Current Report on Form 8-K reporting the Company's stock repurchase program.


                                   Page - 12 -

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DREW INDUSTRIES INCORPORATED
Date: March 20, 2000

                                      By: /s/ Leigh J. Abrams
                                          --------------------------------------
                                          Leigh J. Abrams, President

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

Date                     Signature                      Title
----                     ---------                      -----

March 20, 2000           By: /s/ Leigh J. Abrams        Director, President and
                             --------------------       Chief Executive Officer
                             (Leigh J. Abrams)


March 20, 2000           By: /s/ Harvey J. Kaplan       Secretary and Treasurer
                             --------------------
                             (Harvey J. Kaplan)


March 20, 2000           By: /s/ Fredric M. Zinn        Chief Financial Officer
                             --------------------
                             (Fredric M. Zinn)


March 20, 2000           By: /s/ John F. Cupak          Controller
                             --------------------
                             (John F. Cupak)


March 20, 2000           By: /s/ Edward W. Rose III     Director
                             ----------------------
                             (Edward W. Rose, III)


March 20, 2000           By: /s/ David L. Webster       Director
                             --------------------
                             (David L. Webster)


March 20, 2000           By: /s/ L. Douglas Lippert     Director
                             ----------------------
                             (L. Douglas Lippert)


March 20, 2000           By: /s/ James F. Gero          Director
                             --------------------
                             (James F. Gero)


March 20, 2000           By: /s/ Gene H. Bishop         Director
                             --------------------
                             (Gene H. Bishop)


                                   Page - 13 -

                         Report of Independent Auditors

The Board of Directors
Drew Industries Incorporated:

Under date of February 9, 2000, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained on pages 11 through 22 in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed on Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ KPMG LLP


Stamford, Connecticut
February 9, 2000


                                   Page - 14 -

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                COLUMN B          COLUMN C          COLUMN D     COLUMN E
--------                                --------   ----------------------  ----------   ----------
                                                          Additions
                                                   ----------------------
                                       Balance At  Charged To  Charged To               Balance At
                                       Beginning   Costs and     Other                     End
                                       Of Period    Expenses    Accounts   Deductions   Of Period
--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts
   receivable, trade                     $  690      $(214)                 $(45)(b)       $521

YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts
   receivable, trade                     $  528      $ 266       $ 50(a)    $154(b)        $690
  Reserve for liquidation losses -
   disposal of businesses                     9         (9)
  Reserve for revaluation of loans           60        (60)
  Reserve for notes receivable              436        (91)                  345(c)

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts
   receivable, trade                     $  308      $ (10)      $231(a)    $  1(b)        $528
  Reserve for liquidation losses -
   disposal of businesses                     9                                               9
  Reserve for revaluation of loans          361       (301)                                  60
  Reserve for notes receivable              498        (86)                  (24)(c)        436

(a)   Represents balance at date of acquisition of acquired companies.
(b)   Represents accounts written-off net of recoveries.
(c)   Represents write-off of uncollectible portion of notes, net of recoveries.


                                   Page - 15 -

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

10.100   Drew Industries Incorporated Stock Option Plan, as amended.

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


                                   Page - 16 -

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


                                  Page - 17 -

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


                                   Page - 18 -

      Exhibits 10.146-10.148 are incorporated by reference to the Exhibits bearing numbers 10.1, 10.3 and 10.4, respectively, included in Post-Effective amendment No. 1 on Form 10/A, dated August 30, 1994, to the Registration Statement of Leslie Building Products, Inc. on Form 10 (Registration No. 0-24094).

      Exhibits 10.151, 10.155 and 10.156 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated February 29, 1996.

      Exhibits 10.160 - 10.164 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated October 16, 1997.

      Exhibits 10.165 - 10.178 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

13.   1999 Annual Report to Stockholders.
      Exhibit 13 is filed herewith.                          _______________

21.   Subsidiaries
      Exhibit 21 is filed herewith.                          _______________

23.   Consent of Independent Auditors.
      Exhibit 23 is filed herewith.                          _______________

24.   Powers of Attorney.
      Powers of Attorney of persons signing this Report are included as part of this Report.


                                   Page - 19 -