Form 10-Q
period 2000-03-31
DREW INDUSTRIES INCORPORATED
filed 2000-05-12
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from _______________ to ________________
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

                               Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,105,854 shares of common stock as of May 1, 2000.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                   (UNAUDITED)

    ------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

        CONSOLIDATED STATEMENTS OF INCOME                                     3

        CONSOLIDATED BALANCE SHEETS                                           4

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                        6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7-9

        Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10-13

        Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                                  14

PART II - OTHER INFORMATION
    Not applicable

SIGNATURES                                                                   15

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2000                1999
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                            $74,660             $85,887

Cost of sales                                         58,572              67,614
                                                     -------             -------

    Gross profit                                      16,088              18,273

Selling, general and administrative expenses          10,587              10,717
                                                     -------             -------

    Operating profit                                   5,501               7,556

Interest expense, net                                    869               1,003
                                                     -------             -------

    Income before income taxes                         4,632               6,553

Provision for income taxes                             1,872               2,611
                                                     -------             -------

       Net income                                    $ 2,760             $ 3,942
                                                     =======             =======

Net income per common share:
    Basic                                            $   .25             $   .35
                                                     =======             =======
    Diluted                                          $   .25             $   .34
                                                     =======             =======

Weighted average common shares outstanding:
    Basic                                             11,189              11,396
                                                     =======             =======
    Diluted                                           11,192              11,475
                                                     =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             March 31,
                                                                        ----------------       December 31,
                                                                        2000         1999          1999
-----------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and cash equivalents                                          $   3,507     $   4,731     $   5,110
  Accounts receivable, trade, less allowances                           19,730        18,437        11,303
  Inventories (Note 3)                                                  34,767        30,513        33,382
  Prepaid expenses and other current assets                              4,179         4,528         4,390
                                                                     ---------     ---------     ---------

      Total current assets                                              62,183        58,209        54,185
Fixed assets, net                                                       55,796        44,114        51,028
Goodwill, net                                                           45,637        47,437        46,087
Other assets                                                             4,525         5,448         4,744
                                                                     ---------     ---------     ---------

      Total assets                                                   $ 168,141     $ 155,208     $ 156,044
                                                                     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable, including current maturities of
    long-term indebtedness                                           $   9,279     $     788     $   1,717
  Accounts payable, trade                                               12,686        10,264         6,391
  Accrued expenses and other current liabilities                        15,676        17,723        17,107
                                                                     ---------     ---------     ---------
      Total current liabilities                                         37,641        28,775        25,215

Long-term indebtedness (Note 4)                                         43,219        51,747        44,630
Other long-term liabilities                                              2,110         1,665         2,110
                                                                     ---------     ---------     ---------

      Total liabilities                                                 82,970        82,187        71,955
                                                                     ---------     ---------     ---------

Commitments and Contingencies (Note 5)

Stockholders' equity
  Common stock, par value $.01 per share: authorized
    20,000,000 shares; issued 11,805,754 shares at March 2000;
    11,793,000 shares at March 1999 and 11,805,754 shares at
    December 1999                                                          118           118           118
  Paid-in capital                                                       24,967        24,765        24,967
  Retained earnings                                                     67,759        51,750        64,999
                                                                     ---------     ---------     ---------
                                                                        92,844        76,633        90,084
  Treasury stock, at cost - 699,900 shares at March 2000, 301,500
    shares at March 1999 and 509,300 shares at December 1999            (7,673)       (3,612)       (5,995)
                                                                     ---------     ---------     ---------
      Total stockholders' equity                                        85,171        73,021        84,089
                                                                     ---------     ---------     ---------

      Total liabilities and stockholders' equity                     $ 168,141     $ 155,208     $ 156,044
                                                                     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                    ------------------
                                                                                    2000         1999
--------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net income                                                                      $  2,760     $  3,942
  Adjustments to reconcile net income to
    cash flows provided by operating activities:
      Depreciation and amortization                                                  2,105        1,956
      Loss on disposal of fixed assets                                                   4           15
      Changes in assets and liabilities:
        Accounts receivable, net                                                    (8,427)      (4,878)
        Inventories                                                                 (1,385)       4,887
        Prepaid expenses and other assets                                              138        1,484
        Accounts payable, accrued expenses and other current liabilities             4,864        2,715
                                                                                  --------     --------
          Net cash flows provided by operating activities                               59       10,121
                                                                                  --------     --------

Cash flows from investing activities:
  Capital expenditures                                                              (6,399)      (2,320)
  Proceeds from sales of fixed assets                                                  264          114
                                                                                  --------     --------

          Net cash flows used for investing activities                              (6,135)      (2,206)
                                                                                  --------     --------

Cash flows from financing activities:
  Proceeds from line of credit                                                      14,295       17,000
  Repayments under line of credit and other borrowings                              (8,149)     (23,198)
  Acquisition of treasury stock                                                     (1,678)      (1,508)
  Exercise of stock options and other                                                    5        1,832
                                                                                  --------     --------

          Net cash flows provided by (used for) financing activities                 4,473       (5,874)
                                                                                  --------     --------

          Net (decrease) increase in cash                                           (1,603)       2,041

Cash and cash equivalents at beginning of period                                     5,110        2,690
                                                                                  --------     --------
Cash and cash equivalents at end of period                                        $  3,507     $  4,731
                                                                                  ========     ========

Supplemental disclosure of cash flows information: Cash paid during the period for:
        Interest on debt                                                          $  1,342     $  1,603
        Income taxes (received)                                                   $   (482)    $   (777)

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                               Total
                                                Common     Treasury     Paid-in   Retained  Stockholders'
                                                 Stock       Stock      Capital   Earnigns     Equity
---------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1999                     $   118     $(5,995)    $24,967    $64,999    $84,089
Net income for three months ended
  March 31, 2000                                                                     2,760      2,760
Purchase of 190,600 shares of treasury stock                 (1,678)                           (1,678)
                                                -------     -------     -------    -------    -------

Balance - March 31, 2000                        $   118     $(7,673)    $24,967    $67,759    $85,171
                                                =======     =======     =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

      Decisions concerning the allocation of the Company's resources are made by the presidents of the Company's operating subsidiaries and the president of Drew. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. The accounting policies of the MH and RV segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company's December 31, 1999 Annual Report on Form 10-K.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information relating to segments follows (in thousands):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2000         1999
                                                   ----         ----
         Net sales:
           MH segment                            $ 50,597     $ 67,465
           RV segment                              24,063       18,422
                                                 --------     --------
              Total                              $ 74,660     $ 85,887
                                                 ========     ========

         Operating profit:
           MH segment                            $  4,557     $  6,945
           RV segment                               2,187        1,973
                                                 --------     --------
              Total segments operating profit       6,744        8,918
         Amortization of intangibles                 (674)        (673)
         Corporate and other                         (569)        (689)
                                                 --------     --------
              Operating profit                      5,501        7,556
         Interest expense, net                        869        1,003
                                                 --------     --------
              Income before income taxes         $  4,632     $  6,553
                                                 ========     ========

3.    Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                              March 31,
                                          -----------------   December 31,
                                           2000       1999        1999
                                           ----       ----        ----

                Finished goods            $10,594    $ 8,685    $10,494
                Work in process             2,438      2,059      2,123
                Raw Material               21,735     19,769     20,765
                                          -------    -------    -------
                   Total                  $34,767    $30,513    $33,382
                                          =======    =======    =======

4.    Long-Term Indebtedness

      The Company has $40 million of 6.95 percent, seven year Senior Notes issued in a private placement in January 1998, payable $8 million annually beginning January 2001. The Company also has a $25 million credit facility with interest payable at the prime rate, with an option to convert a portion of the borrowings under the credit facility to a Eurodollar loan at 1 percent over the LIBO rate. Furthermore, the Company is

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to pay a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit. The balance under this line of credit is $6.8 million at March 31, 2000.

      Pursuant to both the Senior Notes and the credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. All of such requirements have been met for the three months ended March 31, 2000. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

5     Other

      In September 1994, White Metal Rolling and Stamping Corp. ("White Metal"), a former indirect subsidiary of the Company, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While Drew was named as a defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

      On May 7, 1996, the Company, along with other defendants, was served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal (the "Adversary Proceeding"). Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, and the defendants, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $186,500 was paid by the Company. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates. In connection with the Settlement, the Adversary Proceeding was terminated.

6.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2000      1999
                                                             ----      ----

    Weighted average common shares outstanding - basic 11,189 11,396 Assumed issuance of common stock pertaining to
     stock options and warrants                                  3        79
                                                            ------    ------
    Weighted average common shares outstanding - diluted    11,192    11,475
                                                            ======    ======

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 68 percent of the 2000 quarter's consolidated net sales and 76 percent of the annual consolidated net sales for 1999, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also imports new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 32 percent of the 2000 quarter's consolidated net sales and 24 percent of the annual consolidated net sales for 1999, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. (formerly known as Shoals Supply, Inc.) ("LTA") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At March 31, 2000 the Company's subsidiaries operated 39 plants in 18 states.

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000         1999
                                                   ----         ----
         Net sales:
           MH segment                            $ 50,597     $ 67,465
           RV segment                              24,063       18,422
                                                 --------     --------
              Total                              $ 74,660     $ 85,887
                                                 ========     ========

         Operating profit:
           MH segment                            $  4,557     $  6,945
           RV segment                               2,187        1,973
                                                 --------     --------
              Total segments operating profit       6,744        8,918
           Amortization of intangibles               (674)        (673)
           Corporate and other                       (569)        (689)
                                                 --------     --------
              Total                              $  5,501     $  7,556
                                                 ========     ========

      MH Segment

      Net sales of the MH segment decreased 25 percent in the 2000 period from 1999, compared to a 21 percent decrease in the industry-wide production of manufactured homes. Sales of refurbished axles and tires by the MH segment declined more than sales of other MH products due to competitive pressures.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The industry decline in production of manufactured homes had been anticipated, as the producers of manufactured homes have closed factories and reduced production schedules because of excess inventories of homes at dealers and manufacturers. In addition, tightened credit requirements coupled with rising interest rates, have slowed retail sales of manufactured homes. It is anticipated that conditions in the manufactured housing industry will continue to adversely impact Drew's sales for the balance of 2000, as the manufactured housing industry reduces its inventory of unsold homes. The industry decline in production of manufactured homes commenced in the middle of 1999. Accordingly, year-to-year comparisons of the Company's MH sales in the second half of 2000 are expected to show less pronounced declines.

      Operating profit of the MH segment decreased 34 percent in the 2000 period from 1999 primarily as a result of the reduction in sales. Gross margins as a percent of sales were slightly improved over last year. Selling, general and administrative expenses were down in dollar terms, however, they increased as a percentage of sales due to the effect of lower sales on fixed costs. It is anticipated that higher material costs, increasing labor costs in certain areas and higher interest rates will adversely affect operating results in the near term.

      RV Segment

      Net sales of the RV segment increased 31 percent in the 2000 period as a result of the expansion of the Company's RV chassis product line as well as the continuing growth of the RV window line. Such increase is substantially higher than the 10 percent increase in shipments reported by the RV industry.

      Operating profit increased only 11 percent on the 31 percent increase in sales, as startup costs resulting from the continuing expansion of the RV chassis product line, as well as higher labor costs, reduced the operating margin of this segment.

      Amortization of Intangibles, Corporate and Other

      Amortization of intangibles for the quarter was equal to the prior year's quarter. Corporate and other expenses decreased $120,000 largely as a result of losses on aluminum hedging contracts in 1999.

Shared Services Agreement

      Pursuant to a Shared Services Agreement, following the spin-off by the Company of LBP, Inc. on July 29, 1994, the Company and LBP have shared certain administrative functions and employee services, such as management overview and planning, acquisition searches, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company has been reimbursed by LBP for the fair market value of such services. This Agreement has been extended and now expires on December 31, 2000 and may be further extended. The Company charged fees to LBP of $53,000 in the 2000 quarter and $45,000 in the 1999 quarter. These fees reduce selling, general and administrative expenses.

Interest Expense, Net

      Interest expense, net decreased $134,000 from the 1999 period, as a result of the reduction in debt during the year ended December 1999.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Accounting Standards

      Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. SFAS No, 133 is effective for fiscal years beginning after June 15, 2000. The Company is still evaluating the effect of SFAS No. 133 on the financial statements and disclosure requirements.

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following (in thousands):

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          2000             1999
                                                                          ----             ----
         Net cash flows provided by operating activities                $     59         $ 10,121
         Net cash flows (used for) investment activities                $ (6,135)        $ (2,206)
         Net cash flows provided by  (used for) financing activities    $  4,473         $ (5,874)

      Net cash provided by net income was offset by changes in operating assets in 2000. In addition to seasonal changes in operating assets, days sales in accounts receivable increased, although no significant delinquencies were experienced. Inventories increased in the first quarter of 2000 compared to a decrease in last year's first quarter partly because of the slowdown in sales as well as the higher inventory requirement of the expanding RV segment.

      Cash flows used for investing activities consisted of capital expenditures, including five factories being constructed by LCI, primarily to accommodate the expansion of the RV chassis product lines. Such capital expenditures were funded by cash flows from operations. Capital expenditures for 2000 are expected to approximate $25 million, which will be funded from cash flow from operations, as well as Industrial Revenue Bonds.

      Cash flows provided by financing activities for the first quarter of 2000 included increases in debt of approximately $6.1 million offset by $1.7 million used to acquire treasury stock. Cash flows used for financing activities for 1999 included reductions in debt of approximately $6.2 million, and $1.5 million used to acquire treasury stock, offset by $1.8 million from the exercise of stock options. Availability under the Company's line of credit is adequate to finance the Company's working capital and capital expenditure requirements. However, the Company expects to fund a portion of its current year capital expenditures with Industrial Revenue Bonds.

      In September 1994, White Metal Rolling and Stamping Corp. ("White Metal"), a former indirect subsidiary of the Company, filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While Drew was named as a

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

defendant in certain actions commenced in connection with these claims, Drew has not been held responsible, and Drew disclaims any liability for the obligations of White Metal.

      On May 7, 1996, the Company, along with other defendants, was served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal (the "Adversary Proceeding"). Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, and the defendants, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $186,500 was paid by the Company. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates. In connection with the Settlement, the Adversary Proceeding was terminated.

      On May 1, 2000, the Company announced a tender offer to acquire up to 500,000 shares of its common stock at $8.00 per share, net to the seller in cash, subject to the terms and conditions set forth in the Offer to Purchase which was subsequently mailed to current stockholders. On April 28, 2000, the last trading day prior to the announcement, the closing market price for the Company's Common Stock was $7.0625 per share.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At March 31, 2000, the Company had futures contracts outstanding for approximately 3.9 million pounds of aluminum at costs aggregating approximately $.3 million above market value.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's plans regarding its operating strategy, its products, costs, and performance and its views of industry prospects, which could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements reflect the Company's current views with respect to future plans, events and financial performance.

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, and tires), adverse weather conditions impacting retail sales, inventory adjustments by retailers, availability and costs of labor, and interest rates. In addition, general economic conditions may affect the retail sale of manufactured homes and RV's.

                          DREW INDUSTRIES INCORPORATED

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At March 31, 2000, the Company had futures contracts outstanding for approximately 3.9 million pounds of aluminum at costs aggregating approximately $.3 million above market value.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2000, the Company had $45.7 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.5 million per annum.

      The Company also has a $25 million line of credit that is subject to a variable interest rate. At March 31, 2000, $6.8 million of this line of credit was utilized. Assuming an increase of 100 basis points in the interest rate for borrowings under this line of credit, and outstanding borrowings of $6.8 million, future cash flows would be affected by less than $.1 million per annum.

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

May 10, 2000