Form 10-Q
period 2000-06-30
DREW INDUSTRIES INCORPORATED
filed 2000-08-14
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,656,429 shares of common stock as of August 4, 2000.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                   (UNAUDITED)

        ---------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME                                    3

         CONSOLIDATED BALANCE SHEETS                                          4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-9

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10-14

         Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK                                               15

PART II - OTHER INFORMATION
     Not applicable

SIGNATURES                                                                   16

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Six Months Ended                     Three Months Ended
                                                                    June 30,                              June 30,
                                                          ----------------------------           --------------------------
                                                              2000             1999                  2000            1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                                 $ 153,812        $  175,096             $  79,152        $ 89,209

Cost of sales                                               121,497           135,474                62,925          67,860
                                                          ---------        ----------             ---------        --------

   Gross profit                                              32,315            39,622                16,227          21,349

Selling, general and administrative expenses                 21,724            22,662                11,137          11,945
                                                          ---------        ----------             ---------        --------

   Operating profit                                          10,591            16,960                 5,090           9,404

Interest expense, net                                         1,879             1,860                 1,010             857
                                                          ---------        ----------             ---------        --------

   Income before income taxes                                 8,712            15,100                 4,080           8,547

Provision for income taxes                                    3,568             6,061                 1,696           3,450
                                                          ---------        ----------             ---------        --------

     Net income                                           $   5,144        $    9,039             $   2,384        $  5,097
                                                          =========        ==========             =========        ========

Net income per common share:
   Basic                                                  $     .47        $      .79             $     .22        $    .44
                                                          =========        ==========             =========        ========
   Diluted                                                $     .47        $      .79             $     .22        $    .44
                                                          =========        ==========             =========        ========

Weighted average common shares outstanding:
   Basic                                                     10,946            11,424                10,743          11,468
                                                          =========        ==========             =========        ========
   Diluted                                                   10,949            11,475                10,745          11,490
                                                          =========        ==========             =========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30,
                                                                            -------------------------       December 31,
                                                                                2000            1999            1999
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and cash equivalents                                                $    2,752      $   6,685      $    5,110
   Accounts receivable, trade, less allowances                                  20,830         17,757          11,303
   Inventories (Note 3)                                                         38,654         30,614          33,382
   Prepaid expenses and other current assets                                     4,395          4,653           4,390
                                                                            ----------      ---------      ----------

       Total current assets                                                     66,631         59,709          54,185

Fixed assets, net                                                               62,571         45,928          51,028
Goodwill, net                                                                   45,035         46,987          46,087
Other assets                                                                     4,406          5,214           4,744
                                                                            ----------      ---------      ----------

       Total assets                                                         $  178,643      $ 157,838      $  156,044
                                                                            ==========      =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of
     long-term indebtedness                                                 $    9,344      $     794      $    1,717
   Accounts payable, trade                                                      14,393         11,420           6,391
   Accrued expenses and other current liabilities                               16,888         20,846          17,107
                                                                            ----------      ---------      ----------
       Total current liabilities                                                40,625         33,060          25,215

Long-term indebtedness (Note 4)                                                 60,147         45,547          44,630
Other long-term liabilities                                                      2,110          1,665           2,110
                                                                            ----------      ---------      ----------

       Total liabilities                                                       102,882         80,272          71,955
                                                                            ----------      ---------      ----------

Commitments and Contingencies

Stockholders' equity
   Common stock, par value $.01 per share: authorized
     20,000,000 shares; issued 11,805,754 shares at June 2000;
     11,801,430 shares at June 1999 and 11,805,754 shares at
     December 1999                                                                 118            118             118
   Paid-in capital                                                              24,967         24,823          24,967
   Retained earnings                                                            70,143         56,847          64,999
                                                                            ----------      ---------      ----------
                                                                                95,228         81,788          90,084
   Treasury stock, at cost - 2,149,325 shares at June 2000, 350,000
     shares at June 1999 and 509,300 shares at December 1999 (Note 5)          (19,467)        (4,222)         (5,995)
                                                                            ----------      ---------      ----------
       Total stockholders' equity                                               75,761         77,566          84,089
                                                                            ----------      ---------      ----------

       Total liabilities and stockholders' equity                           $  178,643      $ 157,838      $  156,044
                                                                            ==========      =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            ---------------------------
                                                                                               2000             1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net income                                                                                $  5,144        $  9,039
   Adjustments to reconcile net income to
     cash flows provided by operating activities:
       Depreciation and amortization                                                            4,265           3,954
       Loss on disposal of fixed assets                                                           326             323
       Changes in assets and liabilities:
         Accounts receivable, net                                                              (9,527)         (4,198)
         Inventories                                                                           (5,272)          4,786
         Prepaid expenses and other assets                                                       (247)          1,299
         Accounts payable, accrued expenses and other current liabilities                       7,936           6,994
                                                                                             --------        --------
             Net cash flows provided by operating activities                                    2,625          22,197
                                                                                             --------        --------

Cash flows from investing activities:
   Capital expenditures                                                                       (14,953)         (5,846)
   Proceeds from sales of fixed assets                                                            298             264
                                                                                             --------        --------

             Net cash flows used for investing activities                                     (14,655)         (5,582)
                                                                                             --------        --------

Cash flows from financing activities:
   Proceeds from line of credit                                                                52,470          17,550
   Repayments under line of credit and other borrowings                                       (29,683)        (29,948)
   Acquisition of treasury stock                                                              (13,472)         (2,118)
   Exercise of stock options and other                                                            357           1,896
                                                                                             --------        --------

             Net cash flows provided by (used for) financing activities                         9,672         (12,620)
                                                                                             --------        --------

             Net (decrease) increase in cash                                                   (2,358)          3,995

Cash and cash equivalents at beginning of period                                                5,110           2,690
                                                                                             --------        --------
Cash and cash equivalents at end of period                                                   $  2,752        $  6,685
                                                                                             ========        ========

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
         Interest on debt                                                                    $  1,885        $  1,798
         Income taxes                                                                        $  1,580        $  3,030

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                           Total
                                                     Common       Treasury      Paid-in     Retained   Stockholders'
                                                      Stock         Stock       Capital     Earnings      Equity
-------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1999                         $   118    $    (5,995)   $  24,967     $ 64,999       $  84,089
Net income for six months ended
   June 30, 2000                                                                               5,144           5,144
Purchase of 1,640,025 shares of treasury stock                     (13,472)                                  (13,472)
                                                    -------    ------------   ---------     --------       ----------

Balance - June 30, 2000                             $   118    $   (19,467)   $  24,967     $ 70,143       $  75,761
                                                    =======    ===========    =========     ========       =========

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information relating to segments follows (in thousands):

                                                           Six Months Ended                   Three Months Ended
                                                               June 30,                            June 30,
                                                     ----------------------------       ---------------------------
                                                          2000           1999                2000           1999
-------------------------------------------------------------------------------------------------------------------------------
Net sales:
   MH segment                                        $   103,083     $   135,983        $    52,486     $    68,518
   RV segment                                             50,729          39,113             26,666          20,691
                                                     -----------     -----------        -----------     -----------
           Total                                     $   153,812     $   175,096        $    79,152     $    89,209
                                                     ===========     ===========        ===========     ===========

Operating profit:
   MH segment                                        $     8,426     $    15,259        $     3,869     $     8,314
   RV segment                                              4,684           4,422              2,497           2,449
                                                     -----------     -----------        -----------     -----------
           Total segments operating profit                13,110          19,681              6,366          10,763
   Amortization of intangibles                            (1,347)         (1,347)              (673)           (674)
   Corporate and other                                    (1,172)         (1,374)              (603)           (685)
                                                     -----------     -----------        -----------     -----------
           Operating profit                               10,591          16,960              5,090           9,404
   Interest expense, net                                   1,879           1,860              1,010             857
                                                     -----------     -----------        -----------     -----------
     Income before income taxes                      $     8,712     $    15,100        $     4,080     $     8,547
                                                     ===========     ===========        ===========     ===========

3.    Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                                              June 30,
                                                     ---------------------------        December 31,
                                                        2000             1999               1999
                                                        ----             ----               ----
                  Finished goods                     $ 110,502         $   8,957        $  10,494
                  Work in process                        2,296             2,181            2,123
                  Raw Material                          25,856            19,476           20,765
                                                     ---------         ---------        ---------
                      Total                          $  38,654         $  30,614        $  33,382
                                                     =========         =========        =========

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Long-Term Indebtedness

      The Company has $40 million of 6.95 percent, seven year Senior Notes issued in a private placement in January 1998, payable $8 million annually beginning January 2001. The Company also has a credit facility, which was increased from $25 million to $30 million in June 2000, with interest payable at the prime rate, with an option to convert a portion of the borrowings under the credit facility to a Eurodollar loan at 1 percent over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit. The balance under this line of credit is $23.6 million at June 30, 2000.

      Pursuant to both the Senior Notes and the credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. All of such requirements have been met for the six months ended June 30, 2000. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

5     Treasury Stock Purchases

      On May 1, 2000, the Company made a tender offer for up to 500,000 shares of its Common Stock at $8.00 per share. On May 31, 2000, such offer was increased to 1.3 million shares. Pursuant to the Offer to Purchase, the Company was entitled to purchase up to an additional two percent of its outstanding stock, or an aggregate potential purchase of 1,522,000 shares. The offer expired on June 13, 2000 and on June 16, 2000 the Company purchased all properly tendered an aggregate of 1,449,425 shares at a cost of $11.9 million including expenses. Earlier this year, the Company purchased, in the open market, 190,600 shares of its Common Stock at an average cost of $8.80 per share. The Company used its line of credit to purchase such shares.

6.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                                           Six Months Ended                   Three Months Ended
                                                               June 30,                            June 30,
                                                     ----------------------------       ---------------------------
                                                          2000           1999                2000           1999
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding - basic                                    10,946          11,424             10,743          11,468
Assumed issuance of common stock
   pertaining to stock options and warrants                    3              51                  2              22
                                                       ---------       ---------          ---------       ---------
Weighted average common shares
   outstanding - diluted                                  10,949          11,475             10,745          11,490
                                                       =========       =========          =========       =========

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 67 percent of consolidated net sales for the six months ended June 30, 2000 and 76 percent of the annual consolidated net sales for 1999, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also imports new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 33 percent of consolidated net sales for the six months ended June 30, 2000 and 24 percent of the annual consolidated net sales for 1999, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. (formerly known as Shoals Supply, Inc.) ("LTA") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At June 30, 2000 the Company's subsidiaries operated 39 plants in 18 states.

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                                           Six Months Ended                   Three Months Ended
                                                               June 30,                            June 30,
                                                     ----------------------------       ---------------------------
                                                          2000           1999                2000           1999
-------------------------------------------------------------------------------------------------------------------------------
Net sales:
     MH segment                                    $   103,083     $   135,983           $   52,486      $   68,518
     RV segment                                         50,729          39,113               26,666          20,691
                                                   -----------     -----------           ----------      ----------
             Total                                 $   153,812     $   175,096           $   79,152      $   89,209
                                                   ===========     ===========           ==========      ==========

Operating profit:
     MH segment                                    $     8,426     $    15,259           $    3,869      $    8,314
     RV segment                                          4,684           4,422                2,497           2,449
                                                   -----------     -----------           ----------      ----------
             Total segments operating profit            13,110          19,681                6,366          10,763
Amortization of intangibles                             (1,347)         (1,347)                (673)           (674)
Corporate and other                                     (1,172)         (1,374)                (603)           (685)
                                                   -----------     -----------           ----------      -----------
             Operating profit                           10,591          16,960                5,090           9,404
Interest expense, net                                    1,879           1,860                1,010             857
                                                   -----------     -----------           ----------      ----------
             Total                                 $     8,712     $    15,100           $    4,080      $    8,547
                                                   ===========     ===========           ==========      ==========

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      MH Segment

            Net sales of the MH segment decreased 24 percent in the six months ended June 30, 2000, and 23 percent in the second quarter, from the same periods last year, compared to a 23 percent decrease in the industry- wide production of manufactured homes. Sales of refurbished axles and tires by the MH segment declined more than sales of other MH products due to competitive pressures.

            The industry decline in production of manufactured homes had been anticipated, as the producers of manufactured homes have closed factories and reduced production schedules because of excess inventories of homes at dealers and manufacturers. In addition, tightened mortgage credit requirements coupled with rising interest rates, have slowed retail sales of manufactured homes, while home repossessions have increased. It is anticipated that conditions in the manufactured housing industry will continue to adversely impact Drew's sales for the balance of 2000 and into early 2001, as the manufactured housing industry reduces its inventory of unsold homes.

            Operating profit of the MH segment decreased 45 percent in the first half of 2000 and 53 percent in the second quarter period from the same periods in 1999 primarily as a result of the reduction in sales, which caused a reduction of about $6 million in operating profits in the six months. In addition, increases in the cost of labor and services could not be fully passed on to customers due to competition. Selling, general and administrative expenses were down in dollar terms, however, they increased as a percentage of sales due to the effect of lower sales on fixed costs. Plant consolidation costs of about $.8 million also impacted operating profit. It is anticipated that lower sales, higher labor costs in certain areas and higher interest rates will continue to adversely affect operating results in the near term. While start -up costs will be lower in the future, it is expected that until the manufactured housing industry recovers, operating margins are unlikely to significantly improve.

      RV Segment

            Net sales of the RV segment increased 30 percent in the first half of 2000 and 29 percent in the second quarter as a result of the expansion of the Company's RV chassis product line as well as the continuing growth of the RV window line. Such increase is substantially higher than the 2 percent increase in shipments reported by the RV industry for January to June 2000. Industry sales of towable RV's, the primary market for the Company's RV products, have remained strong, but industry shipments for the second quarter were one percent below last year's high second quarter levels. Industry sales of motor homes declined recently due to excess retail inventory and the end of the model year.

            Operating profit increased only 6 percent for the six month period, as startup costs of $.7 million resulting from the continuing expansion of the RV chassis product line, as well as higher labor and material costs, reduced the operating margin of this segment. Operating profit of this segment was up only two percent in the second quarter for the same reasons.

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Amortization of Intangibles, Corporate and Other

            Amortization of intangibles for the six months and second quarter was equal to the prior year. Corporate and other expenses decreased $202,000 largely as a result of lower incentive compensation expense.

Shared Services Agreement

            Pursuant to a Shared Services Agreement, following the spin-off by the Company of LBP, Inc. on July 29, 1994, the Company and LBP have shared certain administrative functions and employee services, such as management overview and planning, acquisition searches, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company has been reimbursed by LBP for the fair market value of such services. This Agreement has been extended and now expires on December 31, 2000 and may be further extended. The Company charged fees to LBP of $105,000 in the first six months of 2000 and $72,000 in the first six months of 1999. These fees reduce selling, general and administrative expenses.

Interest Expense, Net

            Interest expense, net increased $19,000 for the six month period and $153,000 for the second quarter as a result of increases in debt to fund capital expenditures, the purchase of shares of the Company's common stock, and the increase in inventory as described below.

New Accounting Standards

            In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities ." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company plans to adopt the provisions of SFAS 133 and SFAS 138 in the first quarter of 2001. The Company is in the process of determining what the effect of SFAS 133 and SFAS 138 will be on earnings and financial position.

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following (in thousands):

                                                                                      Six Months Ended June 30,
                                                                                       2000              1999
                                                                                       ----              ----
              Net cash flows provided by operating activities                        $    2,625        $  22,197
              Net cash flows (used for) investment activities                        $  (14,655)       $  (5,582)
              Net cash flows provided by  (used for) financing activities            $    9,672        $ (12,620)

      Net cash provided by net income was offset by changes in operating assets in 2000. In addition to seasonal changes in operating assets, days sales in accounts receivable increased, although no significant delinquencies were experienced. Inventories increased in the first half of 2000 compared to a decrease in last year's first half partly because of the slowdown in sales as well as the higher inventory requirement of the expanding RV segment which added three plants since last June. The Company has implemented a plan to reduce inventories over the next three to six months.

      Cash flows used for investing activities consisted of capital expenditures, including five factories being constructed by LCI, primarily to accommodate the expansion of the RV chassis product lines. Such capital expenditures were funded by cash flows from operations, and borrowings under the Company's line of credit. Capital expenditures for 2000 are expected to approximate $25 million, which are expected to be funded from cash flow from operations, as well as approximately $10 million of Industrial Revenue Bonds and real estate loans.

      Cash flows provided by financing activities for the first half of 2000 included increases in debt of approximately $23 million offset by $13 million used to acquire treasury stock. Cash flows used for financing activities for 1999 included reductions in debt of approximately $12 million, and $2 million used to acquire treasury stock, offset by $2 million from the exercise of stock options. Availability under the Company's line of credit and Industrial Revenue Bonds and real estate loans is adequate to finance the Company's working capital and capital expenditure requirements.

      On June 16, 2000, the Company purchased 1,449,425 shares of its common stock at $8.00 per share, net to the sellers in cash, or an aggregate of $11.8 million including expenses, pursuant to a self-tender offer. Earlier this year, the Company purchased, on the open market, 190,600 shares of its Common Stock at an average cost of $8.80 per share. The Company used its line of credit to purchase such shares. The line of credit was increased from $25 million to $30 million to accommodate the purchase of shares.

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INFLATION

      The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At June 30, 2000, the Company had futures contracts outstanding for approximately 2.8 million pounds of aluminum at costs aggregating approximately $.1 million above market value.

      As described above, operating profits have been adversely affected by increases in labor rates which could not be fully passed on to customers due to competition.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, and tires), adverse weather conditions impacting retail sales, inventory adjustments by retailers, availability and costs of labor, interest rates and mortgage credit conditions. In addition, general economic conditions may affect the retail sale of manufactured homes and RV's.

                          DREW INDUSTRIES INCORPORATED

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At June 30, 2000, the Company had futures contracts outstanding for approximately 2.8 million pounds of aluminum at costs aggregating approximately $.1 million above market value.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2000, the Company had $46 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to take advantage of in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.5 million per annum.

      The Company also has a $30 million line of credit that is subject to a variable interest rate. At June 30, 2000, $23.6 million of this line of credit was utilized. Assuming an increase of 100 basis points in the interest rate for borrowings under this line of credit, and outstanding borrowings of $23.6 million, future cash flows would be affected by $.2 million per annum.

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

August 4, 2000