Form 10-Q
period 2000-09-30
DREW INDUSTRIES INCORPORATED
filed 2000-11-13
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

                                            Yes |X|         No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,656,429 shares of common stock as of October 30, 2000.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

                   ===========================================

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

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Nine Months Ended             Three Months Ended
                                                     September 30,                  September 30,
                                               ------------------------         ---------------------
                                                   2000         1999              2000          1999
-----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                      $228,727       $254,799           $74,915      $79,703

Cost of sales                                   183,086        196,438            61,589       60,964
                                               --------       --------           -------      -------
  Gross profit                                   45,641         58,361            13,326       18,739

Selling, general and administrative expenses     32,166         33,450            10,442       10,788
                                               --------       --------           -------      -------
  Operating profit                               13,475         24,911             2,884        7,951

Interest expense, net                             2,753          2,644               874          784
                                               --------       --------           -------      -------
  Income before income taxes                     10,722         22,267             2,010        7,167

Provision for income taxes                        4,552          8,898               984        2,837
                                               --------       --------           -------      -------
    Net income                                 $  6,170       $ 13,369           $ 1,026      $ 4,330
                                               ========       ========           =======      =======

Net income per common share:

  Basic                                        $    .58       $   1.17           $   .11      $   .38
                                               ========       ========           =======      =======
  Diluted                                      $    .58       $   1.17           $   .11      $   .38
                                               ========       ========           =======      =======

Weighted average common shares outstanding:

  Basic                                          10,559         11,402             9,656       11,376
                                               ========       ========           =======      =======
  Diluted                                        10,561         11,438             9,657       11,389
                                               ========       ========           =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,
                                                               --------------------     December 31,
                                                                 2000          1999         1999
----------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and cash equivalents                                    $  1,891    $  5,262     $  5,110
  Accounts receivable, trade, less allowances                    19,393      19,391       11,303
  Inventories (Note 3)                                           35,941      31,483       33,382
  Prepaid expenses and other current assets                       3,977       4,755        4,390
                                                               --------    --------     --------
      Total current assets                                       61,202      60,891       54,185

Fixed assets, net                                                67,201      46,926       51,028
Goodwill, net                                                    44,586      46,537       46,087
Other assets                                                      4,194       4,964        4,744
                                                               --------    --------     --------

      Total assets                                             $177,183    $159,318     $156,044
                                                               ========    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable, including current maturities of
    long-term indebtedness                                     $  9,341    $    802     $  1,717
  Accounts payable, trade                                        11,929       9,794        6,391
  Accrued expenses and other current liabilities                 16,730      21,036       17,107
                                                               --------    --------     --------

      Total current liabilities                                  38,000      31,632       25,215

Long-term indebtedness (Note 4)                                  60,286      45,344       44,630
Other long-term liabilities                                       2,110       1,665        2,110
                                                               --------    --------     --------

      Total liabilities                                         100,396      78,641       71,955
                                                               --------    --------     --------

Commitments and Contingencies

    Stockholders' equity Common stock, par value $.01 per
    share: authorized 20,000,000 shares; issued 11,805,754
    shares at September 2000; 11,801,430 shares at
    September 1999 and 11,805,754 shares at December 1999           118         118          118
  Paid-in capital                                                24,967      24,823       24,967
  Retained earnings                                              71,169      61,177       64,999
                                                               --------    --------     --------
                                                                 96,254      86,118       90,084

  Treasury stock, at cost - 2,149,325 shares at September
    2000, 450,000 shares at September 1999 and 509,300
    shares at December 1999 (Note 5)                            (19,467)     (5,441)      (5,995)
                                                               --------    --------     --------
      Total stockholders' equity                                 76,787      80,677       84,089
                                                               --------    --------     --------

      Total liabilities and stockholders' equity               $177,183    $159,318     $156,044
                                                               ========    ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                           --------------------
                                                                              2000       1999
-----------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net income                                                               $  6,170    $ 13,369
  Adjustments to reconcile net income to
    cash flows provided by operating activities:
      Depreciation and amortization                                           6,574       6,029
      Loss on disposal of fixed assets                                          325         256
      Changes in assets and liabilities:
        Accounts receivable, net                                             (8,090)     (5,832)
        Inventories                                                          (2,559)      3,917
        Prepaid expenses and other assets                                        92       1,144
        Accounts payable, accrued expenses and other current liabilities      5,314       5,558
                                                                           --------    --------
          Net cash flows provided by operating activities                     7,826      24,441
                                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures                                                      (21,196)     (8,138)
  Proceeds from sales of fixed assets                                           343         303
                                                                           --------    --------
          Net cash flows used for investing activities                      (20,853)     (7,835)
                                                                           --------    --------
Cash flows from financing activities:
  Proceeds from Industrial Revenue Bond                                      2,000
  Proceeds from line of credit                                               76,895      17,550
  Repayments under line of credit and other borrowings                      (55,973)    (30,148)
  Acquisition of treasury stock                                             (13,472)     (3,337)
  Exercise of stock options and other                                           358       1,901
                                                                           --------    --------


          Net cash flows provided by (used for) financing activities          9,808     (14,034)
                                                                           --------    --------
          Net (decrease) increase in cash                                    (3,219)      2,572

Cash and cash equivalents at beginning of period                              5,110       2,690
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $  1,891    $  5,262
                                                                           ========    ========

Supplemental disclosure of cash flows information:
Cash paid during the period for:
        Interest on debt                                                   $  4,052    $  3,324
        Income taxes                                                       $  3,535    $  6,579

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                      Total
                                                       Common    Treasury     Paid-in     Retained  Stockholders'
                                                        Stock      Stock      Capital     Earnings     Equity
-----------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1999                           $    118    $ (5,995)   $ 24,967   $ 64,999   $ 84,089
Net income for nine months ended September 30, 2000                                         6,170      6,170
Purchase of 1,640,025 shares of treasury stock                     (13,472)                          (13,472)
                                                      --------    --------    --------   --------   --------

Balance - September 30, 2000                          $    118    $(19,467)   $ 24,967   $ 71,169   $ 76,787
                                                      ========    ========    ========   ========   ========

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

        In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information relating to segments follows (in thousands):

                                               Nine Months Ended           Three Months Ended
                                                 September 30,                September 30,
                                            ----------------------      ----------------------
                                               2000         1999            2000        1999
----------------------------------------------------------------------------------------------
Net sales:
  MH segment                                $ 150,579   $ 195,709       $  47,496    $  59,726
  RV segment                                   78,148      59,090          27,419       19,977
                                            ---------   ---------       ---------    ---------
         Total                              $ 228,727   $ 254,799       $  74,915    $  79,703
                                            =========   =========       =========    =========

Operating profit:
  MH segment                                $  11,322   $  22,148       $   2,896    $   6,889
  RV segment                                    6,025       6,680           1,341        2,258
                                            ---------   ---------       ---------    ---------
         Total segments operating profit       17,347      28,828           4,237        9,147
  Amortization of intangibles                  (2,020)     (2,020)           (673)        (673)
  Corporate and other                          (1,852)     (1,897)           (680)        (523)
                                            ---------   ---------       ---------    ---------
         Operating profit                      13,475      24,911           2,884        7,951
  Interest expense, net                         2,753       2,644             874          784
                                            ---------   ---------       ---------    ---------
    Income before income taxes              $  10,722   $  22,267       $   2,010    $   7,167
                                            =========   =========       =========    =========

3. Inventories

  Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

  Inventories consist of the following (in thousands):

                                         September 30,
                                     --------------------        December 31,
                                      2000           1999           1999
                                      ----           ----           ----
        Finished goods               $ 9,291       $ 9,007       $ 10,494
        Work in process                2,155         2,136          2,123
        Raw Material                  24,495        20,340         20,765
                                     -------       -------       --------
           Total                     $35,941       $31,483       $33,382
                                     =======       =======       =======

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Indebtedness

        The Company has $40 million of 6.95 percent, seven year Senior Notes issued in a private placement in January 1998, payable $8 million annually beginning January 2001. The Company also has a credit facility, which was increased from $25 million to $30 million in June 2000, with interest payable at the prime rate, with an option to convert a portion of the borrowings under the credit facility to a loan at 1 percent over the LIBO rate. Furthermore, the Company is required to pay a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit. The balance under this line of credit is $22.2 million at September 30, 2000.

        Pursuant to both the Senior Notes and the credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. All of such requirements have been met for the nine months ended September 30, 2000. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

        In July 2000, the Company received funds from an Industrial Revenue Bond of $2 million which is payable over fifteen years with interest at 6.15% per annum.

5. Treasury Stock Purchases

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

6. Weighted Average Common Shares Outstanding

        Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                               Nine Months Ended           Three Months Ended
                                                 September 30,                September 30,
                                            ----------------------      ----------------------
                                               2000         1999            2000        1999
----------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding - basic                          10,559      11,402           9,656       11,376
Assumed issuance of common stock
  pertaining to stock options and warrants          2          36               1           13
                                             --------     -------         -------      -------
Weighted average common shares
  outstanding - diluted                        10,561      11,438           9,657       11,389
                                             ========     =======         =======      =======

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 66 percent of consolidated net sales for the nine months ended September 30, 2000 and 76 percent of the annual consolidated net sales for 1999, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also imports new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 34 percent of consolidated net sales for the nine months ended September 30, 2000 and 24 percent of the annual consolidated net sales for 1999, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

        The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. (formerly known as Shoals Supply, Inc.) ("LTA") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At September 30, 2000 the Company's subsidiaries operated 42 plants in 18 states and Canada.

RESULTS OF OPERATIONS

        Net sales and operating profit are as follows (in thousands):

                                               Nine Months Ended           Three Months Ended
                                                 September 30,                September 30,
                                            ----------------------      ----------------------
                                               2000         1999            2000        1999
----------------------------------------------------------------------------------------------
Net sales:
  MH segment                                $ 150,579   $ 195,709       $  47,496    $  59,726
  RV segment                                   78,148      59,090          27,419       19,977
                                            ---------   ---------       ---------    ---------
         Total                              $ 228,727   $ 254,799       $  74,915    $  79,703
                                            =========   =========       =========    =========

Operating profit:
  MH segment                                $  11,322   $  22,148       $   2,896    $   6,889
  RV segment                                    6,025       6,680           1,341        2,258
                                            ---------   ---------       ---------    ---------
         Total segments operating profit       17,347      28,828           4,237        9,147
  Amortization of intangibles                  (2,020)     (2,020)           (673)        (673)
  Corporate and other                          (1,852)     (1,897)           (680)        (523)
                                            ---------   ---------       ---------    ---------
         Operating profit                      13,475      24,911           2,884        7,951
  Interest expense, net                         2,753       2,644             874          784
                                            ---------   ---------       ---------    ---------
    Income before income taxes              $  10,722   $  22,267       $   2,010    $   7,167
                                            =========   =========       =========    =========

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    MH Segment

        Net sales of the MH segment decreased 23 percent in the nine months ended September 30, 2000, and 20 percent in the third quarter, from the same periods last year, compared to a 25 percent decrease in the industry-wide production of manufactured homes.

        During the third quarter the slump in the manufactured housing industry, which began in the spring of 1999, continued. Although some progress has reportedly been made in reducing the inventory of homes held by both the manufacturers and retail dealers, an oversupply persists. The more troubling problem in the manufactured housing industry appears to be tighter credit standards applied by mortgage lenders, which has occurred as a result of higher rates of defaults, along with a lack of availability of mortgage credit. The Company does not anticipate any significant increase in industry-wide sales of manufactured homes until credit availability improves, and the inventory of homes declines further.

        Operating profit of the MH segment decreased $11 million (49 percent) in the nine months of 2000, and $4 million (58 percent) in the third quarter, from the same periods in 1999 primarily as a result of the reduction in sales. This decline in sales resulted in a reduction of operating profits of approximately $8 million for the nine months and $2 million for the quarter. In addition, increases in the cost of labor and services could not be fully passed on to customers due to competition. For the nine month period, plant consolidation, start-up costs and related production inefficiencies of about $1.0 million for the nine months and $.2 million for the quarter also impacted operating profit. Selling, general and administrative expenses were down in dollar terms, however, they increased as a percentage of sales due to the effect of lower sales on fixed costs. It is anticipated that lower sales, higher labor costs in certain areas and higher interest rates will continue to adversely affect operating results in the near term. While start -up costs are expected to be lower in the future, it is anticipated that until the manufactured housing industry recovers, operating margins are unlikely to significantly improve.

        As previously disclosed, Drew's axle and tire operation has not performed well over the past several years. This is due primarily to increased competition which has severely affected operating margins. The third quarter was particularly hard hit by the poor operating results of this operation. As a result, the Company is studying whether the $8 million of goodwill and $3 million of fixed assets related to the five facilities of the axle and tire operation, have been impaired and, if so, to what extent. This goodwill is being amortized over 30 years at the rate of approximately $300,000 per year. Depreciation of the fixed assets aggregate approximately $400,000 per year. During the fourth quarter the Company expects to complete its evaluation and may write off all or a portion of these long-lived assets.

    RV Segment

        Net sales of the RV segment increased 32 percent in the nine months of 2000, and 37 percent in the third quarter, as a result of the expansion of the Company's RV chassis product line as well as the continuing

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

growth of the RV window line. Such increase is substantially higher than industry statistics which are flat for the nine months and down 10 percent for the third quarter. Industry sales of towable RV's, the primary market for the Company's RV products increased 4 percent for the nine months but decreased 5 percent for the third quarter.

        Operating profit of the RV segment decreased for the nine and three month periods despite the increased sales. Such reduction in operating profit was largely due to plant consolidation, startup costs and related production inefficiencies of $1.7 million and $1.0 million for the nine month and three month periods, respectively. Excluding these start-up and related costs, operating profit of this segment for the nine month period was 10 percent of net sales in 2000 compared to 11 percent in 1999. For the third quarter, such results were 8 percent in 2000 compared to 11 percent in 1999. This decline resulted largely from increased material and labor costs that could not be passed on to customers.

    Amortization of Intangibles, Corporate and Other

        Amortization of intangibles for the nine months and second quarter was equal to the prior year. Corporate and other expenses decreased $45,000 for the nine months as lower incentive compensation expenses were partially offset by aluminum hedging losses. Corporate and other expenses increased $157,000 for the quarter, primarily as a result of aluminum hedging losses partially offset by lower incentive compensation expenses.

Shared Services Agreement

        Pursuant to a Shared Services Agreement, following the spin-off by the Company of LBP, Inc. on July 29, 1994, the Company and LBP have shared certain administrative functions and employee services, such as management overview and planning, acquisition searches, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company has been reimbursed by LBP for the fair market value of such services. This Agreement has been extended and now expires on December 31, 2000 and may be further extended. The Company charged fees to LBP of $144,000 in the first nine months of 2000 and $108,000 in the first nine months of 1999. These fees reduce selling, general and administrative expenses.

Interest Expense, Net

        Interest expense, net increased $109,000 for the nine month period and $90,000 for the quarter as a result of increases in debt to fund capital expenditures as well as the purchase of shares of the Company's common stock, offset by $395,000 of interest costs that were capitalized during the construction of the Company's five new facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Statements of Cash Flows reflect the following (in thousands):

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                       2000           1999
                                                                       ----           ----

      Net cash flows provided by operating activities                $  7,826      $ 24,441
      Net cash flows (used for) investment activities                $(20,853)     $ (7,835)
      Net cash flows provided by  (used for) financing activities    $  9,808      $(14,034)

        Net cash provided by net income was partially offset by changes in operating assets in 2000. In addition to seasonal changes in operating assets, days sales in accounts receivable increased, although no significant delinquencies were experienced. Inventories increased in the nine months of 2000 compared to a decrease in last year's period partly because of the slowdown in sales as well as the higher inventory requirement of the expanding RV segment. The Company has reduced inventories by $2.7 million in this year's third quarter, and inventory reduction efforts continue.

        Cash flows used for investing activities consisted of capital expenditures, including five factories constructed by LCI, primarily to accommodate the expansion of the RV chassis product lines. Capital expenditures for 2000 are expected to approximate $25 million, which are being funded from cash flow from operations and borrowings under the Company's line of credit, as well as approximately $8 to $12 million of real estate loans. Funds from Industrial Revenue Bonds of $2 million were received in July 2000 and the remainder of the real estate loans are expected to be received over the next six months. Capital expenditures for the year 2001 are expected to aggregate less than $10 million.

      Cash flows provided by financing activities for the nine months of 2000 included increases in debt of approximately $23 million offset by $13 million used to acquire treasury stock. Cash flows used for financing activities for 1999 included reductions in debt of approximately $13 million, and $3 million used to acquire

                          DREW INDUSTRIES INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

treasury stock, offset by $2 million from the exercise of stock options. Availability under the Company's line of credit and anticipated real estate loans are expected to be adequate to finance the Company's working capital and capital expenditure requirements, as well as the $8 million payment on the Company's Senior Notes due on January 28, 2001.

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

INFLATION

        The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At September 30, 2000, the Company had no futures contracts outstanding.

        As described above, operating profits have been adversely affected by increases in labor rates and other costs which could not be fully passed on to customers due to competition.

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

        Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At September 30, 2000, the Company had no futures contracts outstanding.

        The Company is exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2000, the Company had $47 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to take advantage of in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.5 million per annum. However, the Company believes that current market rates for borrowings of a similar nature are higher than the rates on the Company's fixed rate debt.

        The Company also has a $30 million line of credit that is subject to a variable interest rate. At September 30, 2000, $22 million of this line of credit was utilized. Assuming an increase of 100 basis points in the interest rate for borrowings under this line of credit, and outstanding borrowings of $22 million, future cash flows would be affected by $.2 million per annum.

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

November 8, 2000