Form 10-K405
period 2000-12-31
DREW INDUSTRIES INCORPORATED
filed 2001-03-28
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the Year End
                                December 31, 2000

                             Commission File Number
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 9, 2001) was $29,436,050

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 9, 2001) was 9,656,429 shares of Common Stock.

                       Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 2000 is incorporated by reference into Items 6, 7 and 8 of Part II.

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 16, 2001 is incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This Form 10-K contains certain statements, including the Company's plans regarding its operating strategy, its products and performance and its views of industry prospects, which could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future plans, events and financial performance. The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, steel, vinyl, glass and tires), adverse weather conditions impacting retail sales, inventory adjustments by retailers and manufacturers, availability and costs of labor, interest rates and the availability of financing for manufactured homes. In addition, general economic conditions may affect the retail sale of manufactured homes and recreational vehicles.

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

      Kinro manufactures and markets aluminum and vinyl windows for manufactured homes, and aluminum windows and doors for recreational vehicles. Lippert manufactures and markets steel chassis and steel chassis parts and galvanized roofing for manufactured homes, and manufactures and markets steel chassis and steel chassis parts for recreational vehicles. LTA manufactures and markets new axles, and distributes refurbished axles and new and refurbished tires, for manufactured homes. Coil Clip produces coil steel and sheet steel components, certain of which are supplied to Lippert. Several of the Company's customers produce both manufactured homes and recreational vehicles, and the Company supplies products having similar characteristics for use in both these lines of business.

      Since 1980, the Company has acquired ten manufacturers of products for both manufactured homes and recreational vehicles, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, the Company currently operates 41 manufacturing facilities in 18 states and Canada, and achieved consolidated sales of $288 million for 2000.

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

Manufactured Housing Products Segment

      The Company's subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes, including aluminum and vinyl windows and screens, steel chassis and steel chassis parts, galvanized roofing, and new axles, and the Company distributes refurbished axles and new and refurbished tires. In 2000, the MH Segment represented approximately 65% of the Company's consolidated sales. The MH Segment also supplies related products to other industries, representing less than 5% of sales of this segment.

      Raw materials used by the Company's MH Segment, consisting of extruded aluminum and vinyl, glass, various adhesive and insulating components, and fabricated steel (coil, sheet, galvanized and I-beam), are available from a number


                                   Page - 2 -
of sources. Used axles and tires, which are refurbished by the Company, are purchased from dealers of manufactured homes and independent agents, and their availability is subject to competitive pricing. The Company maintains an aluminum hedging program under which it purchases future contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements.

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

      The Company's manufactured housing products are sold by 15 sales personnel, working exclusively for the Company, to major builders of manufactured homes such as Champion Enterprises, Clayton Homes, Oakwood Homes, Fleetwood Enterprises, and Skyline.

      The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, and that the Company's market share for windows and screens is more than 40%. The Company's manufactured homes chassis and chassis parts operations compete with several other manufactures of chassis and chassis parts, as well as with certain builders of manufactured homes which produce their own chassis and chassis parts. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 10%.

      The market for refurbished axles and tires is highly fragmented, has low entry barriers, and is therefore highly competitive. Drew's axle and tire refurbishing operation has not performed well over the past several years, primarily due to increased competition, which severely affected operating margins. At the end of the third quarter of 2000, the Company announced that it was studying whether goodwill and fixed assets related to this operation had been impaired. Based upon this evaluation, it was determined that goodwill had been impaired, resulting in a non-cash charge of $6,897,000, which, along with a charge of $409,000 for plant closing expenses, were recorded in the fourth quarter. In January 2001, the axle and tire refurbishing operation closed two of its five factories. Although definitive information is not readily available, the Company believes that its market share for refurbished and new axles and tires is approximately 20%.

Recreational Vehicles Products Segment

      Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for recreational vehicles, including aluminum and vinyl windows and screens, a variety of doors, steel chassis, and steel chassis parts. In 2000, the RV Segment represented approximately 35% of the Company's consolidated sales.

      Raw materials used by the Company's RV Segment, consisting of extruded aluminum and vinyl, glass, various adhesive and insulating components, and fabricated steel (coil, sheet, tube and I-beam), are available from a number of sources. The Company maintains an aluminum hedging program under which it purchases future contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements.

      Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass for its own use and for sale to other window manufacturers. The Company's RV Segment operations are conducted at 17 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Three of these facilities also conduct operations in the Company's MH Segment. See Item 2. "Properties."

      The Company's recreational vehicles products are sold by 6 sales personnel, working exclusively for the Company, to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Keystone, Thor Industries and Skyline.


                                   Page - 3 -

      The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that there are approximately 10 significant suppliers of windows and doors for recreational vehicles, several of which are substantially larger than the Company. The Company's recreational vehicles chassis and chassis parts operations compete with several other manufactures of chassis and chassis parts, as well as with certain manufacturers of recreational vehicles which produce their own chassis and chassis parts. The Company's operation as a supplier of chassis and chassis parts for recreational vehicles had only a small market share in 1997, but the Company's market share has been increasing substantially. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for recreational vehicles is approximateley 20%.

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

      Manufactured homes are built on steel chassis which are fitted with axles and tires sufficient in number to support the weight of the home, and are transported by producers to dealers via roadway. When the home is installed at the site, the axles and tires are usually repurchased and removed by the dealer or installer. Regulations promulgated by HUD require the axles to be inspected after each use and refurbished or, if necessary, replaced. The Company purchases from dealers and independent agents, and repairs and refurbishes, used axles and tires, and markets the refurbished axles and tires to producers of manufactured homes.

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

Employees

      The number of persons employed full-time by the Company and its subsidiaries at December 31, 2000 was 2,332. The Company and its subsidiaries believe that relations with its employees are good.

Other

      In connection with the spin-off by the Company of Leslie Building Products, Inc. ("Leslie Building Products"), now known as "LBP, Inc." ("LBP"), and its wholly-owned subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), now known as Prime Acquisition Corp. ("Prime"), which was effective on July 29, 1994, the Company and LBP entered into a Shared Services Agreement. Pursuant to the Shared Services Agreement, the Company and LBP agreed to share certain


                                   Page - 4 -
administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. The Company is reimbursed by LBP for such services. For 2000, the Company charged LBP approximately $194,000 for such services. The Shared Services Agreement expires December 31, 2001, and is cancellable by LBP on 60 days' notice.

Item 2. PROPERTIES

      The Company's manufacturing is conducted at buildings that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company's properties:

City                State           Square Feet           Owned      Leased
----                -----           -----------           -----      ------

MH PRODUCTS SEGMENT

Birmingham          Alabama             36,000                          x

Boaz                Alabama             86,600              x

Double Springs      Alabama             62,500                          x

Phil Campbell       Alabama             53,200              x

Ocala               Florida             47,100              x

Thomasville         Georgia             70,000                          x

Fitzgerald*         Georgia             55,300              x

Nampa               Idaho               39,500                          x

Garret              Indiana             21,600              x

Goshen              Indiana            100,000              x

Goshen              Indiana             58,000              x

Goshen              Indiana             68,000              x

Middlebury          Indiana             79,400              x

Bristol             Indiana             57,500              x

Arkansas City       Kansas               7,800                          x

Bossier City        Louisiana           11,400              x

Whitehall           New York            12,700              x

Harrisburg          North Carolina      58,000              x

Liberty             North Carolina      47,000                          x

Rockwell            North Carolina      14,000                          x

Sugarcreek          Ohio                14,500              x

Denver              Pennsylvania        72,600              x


                                   Page - 5 -

City                State           Square Feet           Owned      Leased
----                -----           -----------           -----      ------

Dayton              Tennessee          100,000              x

Maynardville#       Tennessee           22,000                          x

Mansfield           Texas               61,500                          x

Alvarado*           Texas               49,700              x

Waco                Texas               36,000              x

Lancaster           Wisconsin           12,300              x
                                     ---------

                                     1,354,200
                                     =========

* These plants also produce recreational vehicle products.
# Closed - January 2001

City                State           Square Feet           Owned      Leased
----                -----           -----------           -----      ------

RV PRODUCTS SEGMENT

Fontana             California         108,800              x

Rialto              California          62,700              x

Fitzgerald*         Georgia             23,700              x

Goshen              Indiana             50,500              x

Elkhart             Indiana             36,600              x

Goshen              Indiana             98,000              x

Goshen              Indiana             87,800              x

Crawfordsville      Indiana             17,800                          x

Goshen              Indiana             53,000              x

Omaha               Nebraska            13,000                          x

Edgerton            Ohio                12,000                          x

Pendleton           Oregon              56,800              x

Denver              Pennsylvania        10,700              x

Alvarado*           Texas               21,300              x

Longview            Texas               58,900              x

Berkley Springs     West Virginia       53,400              x

Ontario             Canada              39,900              x
                                     ---------

                                       804,900
                                     =========

* These plants also produce products for manufactured homes.


                                   Page - 6 -

City                State           Square Feet           Owned      Leased
----                -----           -----------           -----      ------

ADMINISTRATIVE

Naples              Florida              4,500              x

Arlington           Texas                9,400                          x

White Plains        New York             2,800                          x
                                     ---------
                                        16,700
                                     =========

      The Company also has a 35,500 square foot building in McAdoo, Pennsylvania and a 10,400 square foot building in Alma, Michigan which are held for sale.

Item 3. LEGAL PROCEEDINGS

      On or about December 11, 2000, Lippert Tire & Axle Texas Limited Partnership ("LT&A"), an indirect subsidiary of the Company, was served with a Summons and Complaint in an action entitled Ace Tire & Axle, Inc. vs. Lippert, Tire & Axle Texas Limited Partnership, Terry Winskey and John Penny, pending in the United States District Court, Eastern District of Texas (Marshall Division), Civil Action No. 2:00 CV254-TJW.

      Plaintiff alleges that defendants conspired to fix prices in violation of
Section 1 of the Sherman Antitrust Act under Section 4 of the Clayton Act, as well as in violation of Texas antitrust laws. Plaintiff seeks to recover damages in an unspecified amount, treble damages, and costs of the proceeding. LT&A denies the allegations in the Complaint and intends to vigorously defend against the allegations.

      The Company is not a party to any other legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                   Page - 7 -

      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2000.

Name                         Position
----                         --------

Leigh J. Abrams              President, Chief Executive Officer and Director
  (Age 58)                   of the Company since March 1984.

Edward W. Rose, III          Chairman of the Board of Directors of the Company
  (Age 59)                   since March 1984.


David L. Webster             Director of the Company since March 1984.
  (Age 65)

L. Douglas Lippert           Director of the Company since November 1997.
  (Age 53)

James F. Gero                Director of the Company since May 1992.
  (Age 55)

Gene H. Bishop               Director of the Company since June 1995.
  (Age 71)

J. Thomas Schieffer          Director of the Company since May 2000.
  (Age 53)

Fredric M. Zinn              Chief Financial Officer of the Company since
  (Age 49)                   January 1986. Executive Vice President of the
                             Company since February 2001.

Harvey J. Kaplan             Secretary and Treasurer of the Company since
  (Age 66)                   March 1984.

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

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of its affiliates. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of aerospace technology, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Since May 1995, Mr. Gero has been Chairman of Clearwire, Inc., a provider and servicer of high-speed Internet access. Mr. Gero also serves as a director of the


                                   Page - 8 -
following public company: Orthofix International, N.V., an international supplier of orthopedic devices for bone fixation and stimulation. Since July 1994, Mr. Gero has also been a Director of LBP.

      GENE H. BISHOP, from March 1975 until July 1990, was Chief Executive Officer of MCorp, a bank holding company, and from October 1990 to November 1991, was Vice Chairman and Chief Financial Officer of Lomas Financial Corporation, a financial services company. From November 1991 until his retirement in October 1994, Mr. Bishop served as Chairman and Chief Executive Officer of Life Partners Group, Inc., a life insurance holding company. Mr. Bishop also serves as a director of the following publicly-owned companies:
Liberte Investors, Inc., engaged in real estate loans and investments; and Southwest Airlines Co., a regional airline.

      J. THOMAS SCHIEFFER, for more than the past five years has been President and sole stockholder of J. Thomas Schieffer Management Company, engaged in the management of financial assets and oil and gas properties, and President and sole stockholder of Pablo Operating Company, engaged in the operation of oil and gas properties. From January 1991 to April 1999, Mr. Schieffer was President of the Texas Rangers Baseball Team. Mr. Schieffer is an attorney.

      FREDRIC M. ZINN was named Executive Vice President of the Company in February 2001. He has also been Chief Financial Officer of LBP since July 1994. Mr. Zinn is a Certified Public Accountant.

      HARVEY J. KAPLAN has also been Secretary and Treasurer of LBP since July 1994. Mr. Kaplan is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based on its review of the copies of such forms received by it, the Company believes that during 2000 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 2000 other than Edward W. Rose, III and L. Douglas Lippert, directors of the Company) were complied with.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2000.

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


                                   Page - 9 -

Stock Repurchase

      During 2000, pursuant to authorizations of its Board of Directors, the Company repurchased 190,600 shares of its Common Stock in the open market at an average price of $8.80 per share for an aggregate cost of $1.7 million. In addition, pursuant to an Offer to Purchase, dated May 1, 2000, furnished to all stockholders of the Company, the Company repurchased 1,449,425 shares of its Common Stock at $8.00 per share for an aggregate of $11.8 million, including costs.

Item 6. SELECTED FINANCIAL DATA, and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At December 31, 2000, the Company had no futures contracts outstanding.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2000, the Company had $49.2 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $500,000.

      The Company also has a $30 million line of credit that is subject to a variable interest rate. At December 31, 2000, $17.7 million of this line of credit was utilized.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2000.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 16, 2001.


                                  Page - 10 -

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

      (a) Documents Filed

            (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

            (2)   Schedules. Schedule II - Valuation and Qualifying Accounts.

            (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

      (b)   Reports on Form 8-K

            None


                                  Page - 11 -

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001                    DREW INDUSTRIES INCORPORATE

                                        By: /s/ Leigh J. Abrams
                                        ----------------------------------------
                                            Leigh J. Abrams, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

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

Date              Signature                          Title

March 28, 2001    By: /s/ Leigh J. Abrams            Director, President and
                      ----------------------         Chief Executive Officer
                     (Leigh J. Abrams)

March 28, 2001    By: /s/ Harvey J. Kaplan           Secretary and Treasurer
                     -----------------------
                     (Harvey J. Kaplan)

March 28, 2001    By: /s/ Fredric M. Zinn            Executive Vice President
                      ------------------------------ and Chief Financial Officer
                     (Fredric M. Zinn)

March 28, 2001    By: /s/ John F. Cupak              Controller
                      ------------------------------
                     (John F. Cupak)

March 28, 2001    By: /s/ Edward W. Rose, III        Director
                      ------------------------------
                     (Edward W. Rose, III)

March 28, 2001    By: /s/ David L. Webster           Director
                      ------------------------------
                     (David L. Webster)

March 28, 2001    By: /s/ L. Douglas Lippert         Director
                      ------------------------------
                      (L. Douglas Lippert)

March 28, 2001    By: /s/ James F. Gero              Director
                      ------------------------------
                      (James F. Gero)

March 28, 2001    By: /s/ Gene H. Bishop             Director
                      ------------------------------
                  (Gene H. Bishop)

March 28, 2001    By: /s/ J. Thomas Schieffer        Director
                      ------------------------------
                      (J. Thomas Schieffer)


                                  Page - 12 -

                          Independent Auditors' Report

The Board of Directors
Drew Industries Incorporated:

Under date of February 7, 2001, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained on pages 11 through 23 in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Stamford, Connecticut
February 7, 2001


                                  Page - 13 -

                 DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                          COLUMN B           COLUMN C            COLUMN D     COLUMN E
--------                                          --------           --------            --------     --------
                                                                     Additions
                                                 Balance At  Charged To    Charged To                 Balance At
                                                 Beginning   Costs and       Other                       End
                                                 Of Period   Expenses      Accounts      Deductions   Of Period
----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
     Allowance for doubtful accounts
        receivable, trade                           $521        $ 559                   $   57(a)       $ 1,023

YEAR ENDED DECEMBER 31, 1999:
     Allowance for doubtful accounts
        receivable, trade                           $690        $(214)                  $  (45)(a)      $   521

YEAR ENDED DECEMBER 31, 1998:
     Allowance for doubtful accounts
        receivable, trade                           $528        $ 266      $   50(b)    $  154(a)       $   690
     Reserve for liquidation losses -
        disposal of businesses                         9           (9)
     Reserve for revaluation of loans                 60          (60)
     Reserve for notes receivable                    436          (91)                     345(c)

(a)  Represents accounts written-off net of recoveries.
(b)  Represents balance at date of acquisition of acquired companies.
(c)  Represents write-off of uncollectible portion of notes, net of recoveries.


                                  Page - 14 -

                                  EXHIBIT INDEX



Exhibit                                                      Sequentially
Number           Description                                 Numbered Page
--------------------------------------------------------------------------------

3.               Articles of Incorporation and By-laws.

3.1              Drew Industries Incorporated Restated
                 Certificate of Incorporation.

3.2              Drew Industries Incorporated By-laws, as amended.

      Exhibit 3.1 is incorporated by reference to Exhibit III to the Proxy Statement-Prospectus constituting Part I of the Drew National Corporation and Drew Industries Incorporated Registration Statement on Form S-14 (Regis- tration No. 2-94693).

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


                                  Page - 15 -

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


                                  Page - 16 -

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

      Exhibits 10.161 and 10.164 are incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated October 16, 1997.

      Exhibits 10.165 - 10.178 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

13.             2000 Annual Report to Stockholders.
                Exhibit 13 is filed herewith.                    _______________

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