Form 10-Q
period 2001-03-31
DREW INDUSTRIES INCORPORATED
filed 2001-05-11
CIK 763744

--------------------------------------------------------------------------------
================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from ______________ to ______________
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

                            Yes _XX_          No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,656,429 shares of common stock as of April 30, 2001.

================================================================================
--------------------------------------------------------------------------------

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                   (UNAUDITED)



                     ---------------------------------------


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

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2001        2000
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                                   $ 58,894    $ 74,660

Cost of sales                                                 47,029      58,572
                                                            --------    --------

     GROSS PROFIT                                             11,865      16,088

Selling, general and administrative expenses                   9,090      10,587
                                                            --------    --------

     OPERATING PROFIT                                          2,775       5,501

Interest expense, net                                          1,193         869
                                                            --------    --------

     INCOME BEFORE INCOME TAXES                                1,582       4,632

Provision for income taxes                                       715       1,872
                                                            --------    --------

        NET INCOME                                          $    867    $  2,760
                                                            ========    ========

NET INCOME PER COMMON SHARE:
     Basic                                                  $    .09    $    .25
                                                            ========    ========
     Diluted                                                $    .09    $    .25
                                                            ========    ========

Weighted average common shares outstanding:
     Basic                                                     9,656      11,189
                                                            ========    ========
     Diluted                                                   9,657      11,192
                                                            ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31,
                                              --------------------  December 31,
                                                 2001        2000       2000
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARES AND PER
SHARE AMOUNTS)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $   3,832   $   3,507   $     550
  Accounts receivable, trade, less allowances    17,249      19,730      13,451
  Inventories (Note 3)                           28,249      34,767      33,703
  Prepaid expenses and other current assets       4,059       4,179       3,476
                                              ---------   ---------   ---------

      TOTAL CURRENT ASSETS                       53,389      62,183      51,180

FIXED ASSETS, net                                65,735      55,796      66,301
GOODWILL, net                                    36,860      45,637      37,240
OTHER ASSETS                                      3,928       4,525       4,577
                                              ---------   ---------   ---------

       TOTAL ASSETS                           $ 159,912   $ 168,141   $ 159,298
                                              =========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, including current maturities
    of long-term indebtedness                 $   8,657   $   9,279   $   8,867
  Accounts payable, trade                         8,647      12,686       5,435
  Accrued expenses and other current
    liabilities                                  13,202      15,676      14,511
                                              ---------   ---------   ---------
      TOTAL CURRENT LIABILITIES                  30,506      37,641      28,813

LONG-TERM INDEBTEDNESS (Note 4)                  56,130      43,219      58,076
OTHER LONG-TERM LIABILITIES                         245       2,110         245
                                              ---------   ---------   ---------

       TOTAL LIABILITIES                         86,881      82,970      87,134
                                              ---------   ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share:
    authorized 20,000,000 shares; issued
    11,805,754 shares at March 2001;
    March 2000 and December 2000                    118         118         118
  Paid-in capital                                24,967      24,967      24,967
  Retained earnings                              67,413      67,759      66,546
                                              ---------   ---------   ---------
                                                 92,498      92,844      91,631
  Treasury stock, at cost - 2,149,325 shares
    at March 2001, 699,900 shares at
    March 2000 and 2,149,325 shares at
    December 2000                               (19,467)     (7,673)    (19,467)
                                              ---------   ---------   ---------
      TOTAL STOCKHOLDERS' EQUITY                 73,031      85,171      72,164
                                              ---------   ---------   ---------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $ 159,912   $ 168,141   $ 159,298
                                              =========   =========   =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              2001       2000
--------------------------------------------------------------------------------

(IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $    867   $  2,760
  Adjustments to reconcile net income to
    cash flows provided by operating activities:
      Depreciation and amortization                            2,176      2,105
      Loss on disposal of fixed assets                            26          4
      Changes in assets and liabilities:
        Accounts receivable, net                              (3,798)    (8,427)
        Inventories                                            5,454     (1,385)
        Prepaid expenses and other assets                       (210)       138
        Accounts payable, accrued expenses and
          other current liabilities                            1,903      4,864
                                                            --------   --------
            NET CASH FLOWS PROVIDED BY
              OPERATING ACTIVITIES                             6,418         59
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (1,684)    (6,399)
  Proceeds from sales of fixed assets                            704        264
                                                            --------   --------

            NET CASH FLOWS USED FOR
              INVESTING ACTIVITIES                              (980)    (6,135)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and term loan                  25,100     14,295
  Repayments under line of credit and other borrowings       (27,256)    (8,149)
  Acquisition of treasury stock                                          (1,678)
  Exercise of stock options and other                                         5
                                                            --------   --------

            NET CASH FLOWS (USED FOR) PROVIDED
              BY FINANCING ACTIVITIES                         (2,156)     4,473
                                                            --------   --------

            Net increase (decrease)  in cash                   3,282     (1,603)

Cash and cash equivalents at beginning of period                 550      5,110
                                                            --------   --------
Cash and cash equivalents at end of period                  $  3,832   $  3,507
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
      Interest on debt                                      $  1,879   $  1,342
      Income taxes (received)                               $    (11)  $   (482)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                         Total
                                                                         Stock-
                               Common   Treasury    Paid-in   Retained  holders'
                                Stock     Stock     Capital   Earnings   Equity
--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT SHARES)

BALANCE - DECEMBER 31, 2000     $ 118   $(19,467)   $24,967   $66,546   $72,164
Net income for three months
  ended March 31, 2001                                            867       867
                                -----   --------    -------   -------   -------

BALANCE - MARCH 31, 2001        $ 118   $(19,467)   $24,967   $67,413   $73,031
                                =====   ========    =======   =======   =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2000 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.   SEGMENT REPORTING

     The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. The Company has only an insignificant amount of intersegment sales.

     Decisions concerning the allocation of the Company's resources are made by the presidents of the Company's operating subsidiaries and the president of Drew. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. The accounting policies of the MH and RV segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company's December 31, 2000 Annual Report on Form 10-K.

          Information relating to segments follows (IN THOUSANDS):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                     2001        2000
                                                   --------    --------
          Net sales:
            MH segment                             $ 33,685    $ 50,597
            RV segment                               25,209      24,063
                                                   --------    --------
                 Total                             $ 58,894    $ 74,660
                                                   ========    ========
          Operating profit:
            MH segment                             $  2,230    $  4,557
            RV segment                                1,740       2,187
                                                   --------    --------
                 Total segments operating profit      3,970       6,744
          Amortization of intangibles                  (614)       (674)
          Corporate and other                          (581)       (569)
                                                   --------    --------
                 Operating profit                     2,775       5,501
          Interest expense, net                       1,193         869
                                                   --------    --------
                 Income before income taxes        $  1,582    $  4,632
                                                   ========    ========

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   INVENTORIES

     Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

     Inventories consist of the following (IN THOUSANDS):

                                     March 31,
                                 ----------------- December 31,
                                   2001      2000      2000
                                 -------   -------   -------

          Finished goods         $ 7,004   $10,594   $ 8,637
          Work in process          1,745     2,438     1,938
          Raw Material            19,500    21,735    23,128
                                 -------   -------   -------
              Total              $28,249   $34,767   $33,703
                                 =======   =======   =======

4.   LONG-TERM INDEBTEDNESS

     Long-term indebtedness consists of the following (in thousands):

                                                   March 31,
                                              -----------------   December 31,
                                               2001       2000       2000
                                              -------    -------    -------
     Senior Notes payable at the rate
       of $8,000 per annum commencing
       January 28, 2001 with interest
       payable semiannually at the
       rate of 6.95% per annum                $32,000    $40,000    $40,000
     Notes payable pursuant to a credit
       agreement expiring May 15, 2002
       consisting of a revolving loan,
       not to exceed $30,000; interest
       at prime rate or LIBOR plus
       1 percent                               19,000      6,750     17,700
     Term loan due August 1, 2001;
       interest at prime rate                   5,000
     Industrial Revenue Bonds, fixed rate
       5.68% to 6.28%, due 2008 through
       2015; secured by certain real
       estate and equipment                     7,279      4,927      7,419
     Loans secured by certain real estate
       and equipment, due 2011, fixed
       rate 8.72%                               1,508      1,534
     Other                                        821        290
                                              -------    -------    -------
                                               64,787     52,498     66,943
     Less current portion                       8,657      9,279      8,867
                                              -------    -------    -------

          Total long-term indebtedness        $56,130    $43,219    $58,076
                                              =======    =======    =======

     Pursuant to both the Senior Notes and the credit facility, which was increased from $25 million to $30 million during 2000, the Company is required to maintain minimum net worth and interest and fixed

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


charge coverages and meet certain other financial requirements. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

     The Company pays a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit.

     On May 1, 2001, the Company refinanced its $5 million term loan with the proceeds of a $5.5 million loan secured by certain real estate. In addition, the Company entered into a sale and leaseback transaction for $3.7 million.

5.   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (IN THOUSANDS):

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              2001      2000
                                                             -----     ------

     Weighted average common shares outstanding - basic 9,656 11,189 Assumed issuance of common stock pertaining to
       stock options and warrants                                1          3
                                                             -----     ------
     Weighted average common shares outstanding - diluted    9,657     11,192
                                                             =====     ======

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 57 percent of consolidated net sales for the quarter ended March 31, 2001 and 65 percent of the annual consolidated net sales for 2000, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, axles, and galvanized roofing. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 43 percent of consolidated net sales for the quarter ended March 31, 2001 and 35 percent of the annual consolidated net sales for 2000, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

     The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. ("LTA") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At March 31, 2001 the Company's subsidiaries operated 41 plants in 18 states and Canada.


RESULTS OF OPERATIONS

     Net sales and operating profit are as follows (IN THOUSANDS):

                                            Three Months Ended March 31,
                                            ----------------------------
                                                 2001         2000
                                               --------     --------
     Net sales:
       MH segment                              $ 33,685     $ 50,597
       RV segment                                25,209       24,063
                                               --------     --------
            Total                              $ 58,894     $ 74,660
                                               ========     ========

     Operating profit:
       MH segment                              $  2,230     $  4,557
       RV segment                                 1,740        2,187
                                               --------     --------
            Total segments operating profit       3,970        6,744
       Amortization of intangibles                 (614)        (674)
       Corporate and other                         (581)        (569)
                                               --------     --------
            Total                              $  2,775     $  5,501
                                               ========     ========

MH SEGMENT

     Net sales of the MH segment decreased 33 percent in the 2001 period from 2000, compared to a 41 percent decrease in the industry-wide production of manufactured homes for the same period. The Company outperformed the industry because of market share gains, primarily from sales of its window products. Sales of refurbished tires and axles by the MH segment declined approximately 50 percent, more than sales of other MH products due to competitive pressures.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     While there has been some reduction in industry-wide inventories of manufactured homes, and while mortgage interest rates have reportedly declined, a significant increase in industry-wide production of manufactured homes is not anticipated until (i) inventory levels are further reduced, (ii) repossessions return to more normal levels, (iii) credit availability improves, and (iv) manufactured housing mortgage interest rates decline further.


     Operating profit of the MH segment decreased 51 percent in the 2001 quarter from 2000 primarily as a result of the 33 percent reduction in sales. Gross margins as a percent of sales were 1.5 percent below last year, as increases in labor costs, as well as the effect of lower sales on fixed costs, more than offset reductions in material costs. Due to competitive pressures within the industry, increased labor and production costs could not be passed on to customers. Selling, general and administrative expenses were down in dollar terms, however, they increased as a percentage of sales due to the effect of lower sales on fixed costs. It is anticipated that these conditions will continue until the industry recovers.

     The Company's tire and axle operations, part of the manufactured housing products segment, continued to report poor results. Accordingly, the Company closed two tire and axle factories in January 2001. Although results for March 2001 showed some improvement, this business is being closely monitored. At December 31, the Company wrote off $6.9 million ($4.4 million after taxes) of goodwill applicable to this operation.

RV SEGMENT

     The recreational vehicle products segment achieved a 5 percent sales increase in the first quarter of 2001, despite a 24 percent industry-wide decline in shipments of RV's during this period. The Company significantly increased its market share in both its RV chassis and its RV window and door product lines. Five new factories have been opened since early 2000 largely to accommodate the market share growth of the RV chassis products line.


     Industry-wide sales of RV's have been historically closely tied to consumer confidence levels, which declined in recent months. Some analysts believe the recent decline in sales by RV producers has also been partly the result of efforts by retailers to reduce inventory and thus lower their interest costs. This view is supported by industry retail shipment statistics which are down somewhat less than production. Recent interest rate cuts by the Federal Reserve Board should help alleviate this problem.

     Operating profit decreased 20 percent on the 5 percent increase in sales, as lower operating efficiencies at the five new factories reduced the operating margin of this segment. Production efficiencies are continuing to improve. In addition, competitive pressures did not allow the Company to pass on production cost increases to its customers.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


AMORTIZATION OF INTANGIBLES

     Amortization of intangibles for the quarter was $60,000 less than the prior year's quarter, as a result of the $6.9 million writedown of goodwill in the fourth quarter of 2000.

INTEREST EXPENSE, NET

     Interest expense, net increased $324,000 from the 2000 period, as a result of the increase in debt during the year ended December 2000 expended for five new factories and $13.5 million for treasury stock, partially offset by savings resulting from interest rate reductions.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which amends some of the provisions of SFAS No. 133. The Company has adopted the provisions of SFAS No. 133 and SFAS No. 138 effective January 1, 2001. The adoption of these statements does not have a material impact on the earnings or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Statements of Cash Flows reflect the following (IN THOUSANDS):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001        2000
                                                        -------     -------
     Net cash flows provided by operating activities    $ 6,418     $    59
     Net cash flows (used for) investment activities    $  (980)    $(6,135)
     Net cash flows (used for) provided by
       financing activities                             $(2,156)    $ 4,473

     Net cash provided by operations includes a reduction in inventory of $5.5 million in 2001. Inventories increased in the first quarter of 2000 partly because of the slowdown in sales as well as the anticipated higher inventory requirement of the expanding RV segment. Since that time, the Company's efforts to reduce inventories have been successful. Accounts receivable increased seasonally at March 31, 2001, but the change from December 2000 is less than normal since the balance at December 2000 was higher than typical as a result of slower collections at that time.

     Cash flows used for investing activities consisted of capital expenditures, including five factories constructed by LCI in 2000, primarily to accommodate the expansion of the RV chassis product lines. Capital expenditures for all of 2000 were approximately $22 million, which was funded from the Company's

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


revolving line of credit, as well as Industrial Revenue Bonds. Capital expenditures for 2001, aggregating $1.7 million for the first quarter, are expected to be $7 to $9 million for all of 2001, which is expected to be funded from operating cash flow and new financing secured by real estate and equipment.

     Cash flows used for financing activities represent a net reduction in debt of $2.2 million for the first quarter of 2001. Cash flows provided by financing activities for the first quarter of 2000 included increases in debt of approximately $6.1 million offset by $1.7 million used to acquire treasury stock.

     Availability under the Company's line of credit, which was $9.5 million at March 31, 2001, is adequate to finance the Company's working capital and capital expenditure requirements. However, the Company expects to fund a portion of its current year capital expenditures with new financing secured by real estate and equipment.

     On June 16, 2000, the Company purchased 1,449,425 shares of its common stock at $8.00 per share, net to the sellers in cash, or an aggregate of $11.8 million including expenses, pursuant to a self-tender offer. Earlier in 2000, the Company purchased, on the open market, 190,000 shares of its common stock at an average cost of $8.80 per share. The Company used its line of credit to purchase such shares. The line of credit was increased from $25 million to $30 million to accommodate the purchase of shares.

     The Company has outstanding $32 million of 6.95 percent, seven year Senior Notes. Repayment of these notes is $8 million annually, of which the first $8 million payment was made in January 2001.

INFLATION

     The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At March 31, 2001, the Company had no futures contracts outstanding.

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

     The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, and tires), adverse weather conditions impacting retail sales, inventory adjustments by retailers and manufacturers, availability and costs of labor, interest rates, and the availability of retail financing for manufactured homes. In addition, general

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


economic conditions may affect the retail sale of manufactured homes and RV's.

                          DREW INDUSTRIES INCORPORATED


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

     Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At March 31, 2001, the Company had no futures contracts outstanding.

     The Company is exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2001, the Company had $40.8 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.4 million per annum.

     The Company also has a $30 million line of credit, as well as a $5 million term loan that is subject to a variable interest rate. At March 31, 2001, $19.0 million of the line of credit was utilized. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $24.0 million, future cash flows would be affected by $.2 million per annum.

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

May 10, 2001

                          DREW INDUSTRIES INCORPORATED
                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DREW INDUSTRIES INCORPORATED
                                             Registrant





                                             Fredric M. Zinn
                                             Principal Financial Officer

May 10, 2001