Form 10-Q
period 2001-06-30
DREW INDUSTRIES INCORPORATED
filed 2001-08-14
CIK 763744

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

             For the transition period from_________________ to ________________
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

                              Yes _XX_    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,656,429 shares of common stock as of July 27, 2001.


================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                   (UNAUDITED)


          -----------------------------------------------------------

PART I - FINANCIAL INFORMATION                                            PAGE

         CONSOLIDATED STATEMENTS OF INCOME                                  3

         CONSOLIDATED BALANCE SHEETS                                        4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                     6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7-10

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           11-17

         Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK                                             18



PART II - OTHER INFORMATION
     Not applicable

SIGNATURES                                                                 19

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 Six  Months Ended                     Three Months Ended
                                                                      June 30,                               June 30,
                                                           ---------------------------              ------------------------
                                                              2001              2000                  2001            2000
-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                                  $ 130,688         $ 153,812              $ 71,794        $ 79,152

Cost of sales                                                102,099           121,497                55,070          62,925
                                                           ---------         ---------              --------        --------
   GROSS PROFIT                                               28,589            32,315                16,724         16,227

Selling, general and administrative expenses                  19,505            21,724                10,415          11,137
                                                           ---------         ---------              --------        --------
   OPERATING PROFIT                                            9,084            10,591                 6,309           5,090
Interest expense, net                                          2,259             1,879                 1,066           1,010
                                                           ---------         ---------              --------        --------
   INCOME BEFORE INCOME TAXES                                  6,825             8,712                 5,243           4,080
Provision for income taxes                                     2,988             3,568                 2,273           1,696
                                                           ---------         ---------              --------        --------
      NET INCOME                                           $   3,837         $   5,144              $  2,970        $  2,384
                                                           =========         =========              ========        ========
NET INCOME PER COMMON SHARE:
   Basic                                                   $     .40         $     .47              $    .31        $    .22
                                                           =========         =========              ========        ========
   Diluted                                                 $     .40         $     .47              $    .31        $    .22
                                                           =========         =========              ========        ========
Weighted average common shares outstanding:
   Basic                                                       9,656            10,946                 9,656          10,743
                                                           =========         =========              ========        ========
   Diluted                                                     9,657            10,949                 9,657          10,745
                                                           =========         =========              ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          June 30,
                                                                  ----------------------  December 31,
                                                                    2001         2000         2000
------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $   3,139    $   2,752    $    550
   Accounts receivable, trade, less allowances                       19,924       20,830      13,451
   Inventories (Note 4)                                              29,834       38,654      33,703
   Prepaid expenses and other current assets                          4,395        4,395       3,476
                                                                  ---------    ---------    --------
          TOTAL CURRENT ASSETS                                       57,292       66,631      51,180

FIXED ASSETS, net                                                    67,923       62,571      66,301
GOODWILL, net (Note 3)                                               39,620       45,035      37,240
OTHER ASSETS                                                          3,717        4,406       4,577
                                                                  ---------    ---------    --------

          TOTAL ASSETS                                            $ 168,552    $ 178,643    $159,298
                                                                  =========    =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable, including current maturities of
      long-term indebtedness                                      $   9,310    $   9,344    $  8,867
   Accounts payable, trade                                           12,606       14,393       5,435
   Accrued expenses and other current liabilities                    16,448       16,888      14,511
                                                                  ---------    ---------    --------

      TOTAL CURRENT LIABILITIES                                      38,364       40,625      28,813

LONG-TERM INDEBTEDNESS (Note 5)                                      53,942       60,147      58,076
OTHER LONG-TERM LIABILITIES                                             245        2,110         245
                                                                  ---------    ---------    --------

          TOTAL LIABILITIES                                          92,551      102,882      87,134
                                                                  ---------    ---------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share: authorized
      20,000,000 shares; issued 11,805,754 shares at June 2001,
      June 2000 and December 2000                                       118          118         118
   Paid-in capital                                                   24,967       24,967      24,967
   Retained earnings                                                 70,383       70,143      66,546
                                                                  ---------    ---------    --------
                                                                     95,468       95,228      91,631
   Treasury stock, at cost - 2,149,325 shares at June 2001,
      June 2000 and December 2000                                   (19,467)     (19,467)    (19,467)
                                                                  ---------    ---------    --------
          TOTAL STOCKHOLDERS' EQUITY                                 76,001       75,761      72,164
                                                                  ---------    ---------    --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 168,552    $ 178,643    $159,298
                                                                  =========    =========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                               June 30,
                                                        ------------------------
                                                         2001            2000
--------------------------------------------------------------------------------
(IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 3,837        $ 5,144
   Adjustments to reconcile net income to
     cash flows provided by operating
     activities:
        Depreciation and amortization                     4,261          4,265
        Loss on disposal of fixed assets                     49            326
        Changes in assets and liabilities:
          Accounts receivable, net                       (5,120)        (9,527)
          Inventories                                     4,901         (5,272)
          Prepaid expenses and other assets                (535)          (247)
          Accounts payable, accrued expenses
            and other current liabilities                 7,873          7,936
                                                        -------        -------
            NET CASH FLOWS
              PROVIDED BY OPERATING ACTIVITIES           15,266          2,625
                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (4,038)       (14,953)
   Acquisition of company's net assets and business      (9,378)
   Proceeds from sales of fixed assets                      730            298
                                                        -------        -------
            NET CASH FLOWS USED FOR
              INVESTING ACTIVITIES                      (12,686)       (14,655)
                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and term loan            42,000         52,470
   Proceeds from loans secured by real estate
     and equipment                                        7,190
   Proceeds from sale and leaseback of equipment          3,700
   Repayments under line of credit and
     other borrowings                                   (52,635)       (29,683)
   Acquisition of treasury stock                                       (13,472)
   Other                                                   (246)           357
                                                        -------        -------
             NET CASH FLOWS PROVIDED BY
               FINANCING ACTIVITIES                           9          9,672
                                                        -------        -------
             Net increase (decrease)  in cash             2,589         (2,358)

Cash and cash equivalents at beginning of period            550          5,110
                                                        -------        -------
Cash and cash equivalents at end of period              $ 3,139        $ 2,752
                                                        =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
          Interest on debt                              $ 2,375        $ 1,885
          Income taxes, net of refunds                  $ 1,910        $ 1,580

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                Total
                                           Common    Treasury     Paid-in      Retained     Stockholders'
                                            Stock      Stock      Capital      Earnings        Equity
-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

BALANCE - DECEMBER 31, 2000                $  118   $ (19,467)   $ 24,967      $ 66,546       $ 72,164

Net income for six months ended
    June 30, 2001                                                                 3,837          3,837
                                           ------   ---------    --------      --------       --------

BALANCE - JUNE 30, 2001                    $  118   $ (19,467)   $ 24,967      $ 70,383       $ 76,001
                                           ======   =========    ========      ========       ========

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

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.   SEGMENT REPORTING

     The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, thermo-formed bath and shower units, axles, and galvanized roofing. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. The Company has only an insignificant amount of intersegment sales.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Information relating to segments follows (IN THOUSANDS):

                                                     Six Months Ended         Three Months Ended
                                                          June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     2001         2000         2001         2000
--------------------------------------------------------------------------------------------------
Net sales:
    MH segment                                    $  76,687    $ 103,083    $  43,002    $  52,486
    RV segment                                       54,001       50,729       28,792       26,666
                                                  ---------    ---------    ---------    ---------
         Total                                    $ 130,688    $ 153,812    $  71,794    $  79,152
                                                  =========    =========    =========    =========
Operating profit:
    MH segment                                    $   7,004    $   8,426    $   4,774    $   3,869
    RV segment                                        4,455        4,684        2,715        2,497
                                                  ---------    ---------    ---------    ---------
         Total segments operating profit             11,459       13,110        7,489        6,366
Amortization of intangibles                          (1,251)      (1,347)        (637)        (673)
Corporate and other                                  (1,124)      (1,172)        (543)        (603)
                                                  ---------    ---------    ---------    ---------
         Operating profit                             9,084       10,591        6,309        5,090
Interest expense, net                                 2,259        1,879        1,066        1,010
                                                  =========    =========    =========    =========
         Income before income taxes               $   6,825    $   8,712    $   5,243    $   4,080
                                                  =========    =========    =========    =========

3.   ACQUISITION

     On June 1, 2001, the Company's subsidiary, Kinro, acquired the assets and business of the Better Bath division of Kevco, Inc. Better Bath manufactures and sells thermo-formed bath and shower units for the manufactured housing industry and had sales of approximately $27.7 million in 2000.

     The acquisition has been accounted for as a purchase. The aggregate purchase price of approximately $9.4 million has been allocated to the underlying assets based upon their respective estimated fair values. The excess of purchase price over the fair value of net assets acquired ("goodwill") was approximately $3.2 million, which is being amortized over 20 years. The results of the acquired business have been included in the Company's consolidated statement of income beginning June 1, 2001.

4.   INVENTORIES

     Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Inventories consist of the following (IN THOUSANDS):

                                               June 30,
                                          ------------------     December 31,
                                            2001      2000          2000
                                          -------    -------       -------

                   Finished goods         $ 7,207    $10,502       $ 8,637
                   Work in process          1,401      2,296         1,938
                   Raw Material            21,226     25,856        23,128
                                          -------    -------       --------
                       Total              $29,834    $38,654       $33,703
                                          =======    =======       ========

5.   LONG-TERM INDEBTEDNESS

              Long-term indebtedness consists of the following (in thousands):

                                                                          June 30,
                                                                   ---------------------       December 31,
                                                                     2001          2000           2000
                                                                     ----          ----         --------
              Senior  Notes  payable  at the rate of $8,000
                per annum commencing January 28, 2001
                with interest payable semiannually at the
                rate of 6.95% per annum                            $ 32,000     $ 40,000        $ 40,000
              Notes payable pursuant to a credit agreement
                expiring August 17, 2002 consisting of a
                revolving loan, not to exceed $30,000;
                interest at prime rate, or LIBOR plus 1 percent      15,500       23,625          17,700
              Industrial Revenue Bonds, fixed rate 5.68% to
                6.28%, due 2008 through 2015; secured by
                certain real estate and equipment                     7,137        4,815           7,419
              Real estate mortgage payable at the rate of $70,000
                per month with a balloon payment of $3,371,000
                in May 2006, interest at 9.05% per annum              5,472
              Other loans secured by certain real estate and
                equipment, due 2006 to 2011, fixed rate 8.72%
                to 9.03%                                              3,143        1,051           1,534
              Other                                                                                  290
                                                                   --------     --------        --------
                                                                     63,252       69,491          66,943
              Less current portion                                    9,310        9,344           8,867
                                                                   --------     --------        --------
                  Total long-term indebtedness                     $ 53,942     $ 60,147        $ 58,076
                                                                   ========     ========        ========

     Pursuant to both the Senior Notes and the credit facility, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. Borrowings under both facilities are secured only by capital stock of the Company's subsidiaries.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company pays a commitment fee, accrued at the rate of _ of 1 percent per annum, on the daily unused amount of the revolving line of credit.

     During 2001, the Company refinanced a portion of its line of credit with the proceeds of a $5.5 million loan secured by certain real estate, as well as a $1.7 million equipment loan. In addition, the Company entered into a sale and leaseback transaction for equipment for $3.7 million. The gain of $.5 million on such transaction has been deferred and is being amortized over 36 months, the term of the lease.

6.   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (IN THOUSANDS):

                                         Six Months Ended    Three Months Ended
                                              June 30,           June 30,
                                         ----------------    ------------------
                                          2001      2000      2001      2000
--------------------------------------------------------------------------------
Weighted average common shares
  outstanding - basic                     9,656    10,946     9,656    10,743
Assumed issuance of common stock
  pertaining to stock options                 1         3         1         2
                                         ------   -------    ------   -------
Weighted average common shares
  outstanding - diluted                   9,657    10,949     9,657    10,745
                                         ======   =======    ======   =======

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 59 percent of consolidated net sales for the six months ended June 30, 2001 and 65 percent of the annual consolidated net sales for 2000, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, thermo-formed bath and shower units, axles, and galvanized roofing. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 41 percent of consolidated net sales for the six months ended June 30, 2001 and 35 percent of the annual consolidated net sales for 2000, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

     On June 1, 2001, the Company's subsidiary, Kinro, acquired the assets and business of the Better Bath division of Kevco, Inc. Better Bath manufactures and sells thermo-formed bath and shower units for the manufactured housing industry and had sales of approximately $27.7 million in 2000.

     The acquisition has been accounted for as a purchase. The aggregate purchase price of approximately $9.4 million has been allocated to the underlying assets based upon their respective estimated fair values. The excess of purchase price over the fair value of net assets acquired ("goodwill") was approximately $3.2 million, which is being amortized over 20 years. The results of the acquired business have been included in the Company's consolidated statement of income beginning June 1, 2001.

     The Company's operations are performed through its four primary operating subsidiaries. Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. ("LTA") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment. At June 30, 2001 the Company's subsidiaries operated 42 plants in 18 states and Canada.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

         Net sales and operating profit are as follows (IN THOUSANDS):

                                                    Six Months Ended          Three Months Ended
                                                        June 30,                   June 30,
                                                 -----------------------     ---------------------
                                                    2001         2000          2001         2000
--------------------------------------------------------------------------------------------------
Net sales:
MH segment                                       $  76,687     $ 103,083     $ 43,002     $ 52,486
RV segment                                          54,001        50,729       28,792       26,666
                                                 ---------     ---------     --------     --------
    Total                                        $ 130,688     $ 153,812     $ 71,794     $ 79,152
                                                 =========     =========     ========     ========
Operating profit:
MH segment                                       $   7,004     $   8,426     $  4,774     $  3,869
RV segment                                           4,455         4,684        2,715        2,497
                                                 ---------     ---------     --------     --------
     Total segments operating profit                11,459        13,110        7,489        6,366
Amortization of intangibles                         (1,251)       (1,347)        (637)        (673)
Corporate and other                                 (1,124)       (1,172)        (543)        (603)
                                                 ---------     ---------     --------     --------
     Operating profit                            $   9,084     $  10,591     $  6,309     $  5,090
                                                 =========     =========     ========     ========


MH SEGMENT

     Net sales of the MH segment decreased 26 percent in the six months ended June 30, 2001 and 18 percent in the second quarter, from the same periods last year. The industry reported a 35 percent decrease in the industry-wide production of manufactured homes for the six months ended June 2001, which moderated to 29% in the second quarter. Excluding sales of the Better Bath operation, which has been included in the Company's consolidated statement of income since June 1, 2001, net sales decreased 27% for the six months and 21% for the quarter. Sales of refurbished axles and tires by the MH segment declined more than sales of other MH products due to continuing competitive pressures, and the closure of two of such facilities during the first quarter.

     Operating profit of the MH segment decreased 17 percent in the first half of 2001, but increased 23 percent in the second quarter from the same periods in 2000 despite the reduction in sales. Labor and overhead costs, which increased in the first quarter, moderated in the second quarter. Material costs continued to be stable, except for steel, which came down approximately 5 percent since last year's second quarter. For the quarter and six months, efficiencies improved, resulting in improved margins in contrast to last year, which incurred startup and plant consolidation costs. Lower production costs in the first six months of 2001 offset last year's cost increases that could not be passed on to customers. Selling, general and administrative expenses were down in dollar terms, however, they increased as a percentage of sales because of lower sales and fixed costs. There have been no significant selling price increases in the years 2000 and 2001.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     While there continues to be a reduction in industry-wide inventories of manufactured homes, and while mortgage interest rates for manufactured homes have reportedly declined, a significant increase in industry-wide production of manufactured homes is not anticipated until (i) inventory levels are further reduced, (ii) repossessions return to normal levels, (iii) credit availability improves, and (iv) manufactured housing mortgage interest rates decline further. Several of these factors are currently showing improvement.

RV SEGMENT

     Net sales of the RV segment increased 6 percent in the first half of 2001 and 8 percent in the second quarter as a result of the continuing expansion of the Company's RV chassis product line and the RV window line. Such increase compares favorably to the 20 percent decrease in shipments reported by the RV industry for the first six months of 2001. Historically, sales of RV's have been closely tied to consumer confidence levels, which have remained relatively high despite uncertain economic conditions. New RV models are typically introduced by the industry each July, when prior year models are closed out and new models are stocked. Orders for new models during the summer are partly dependent on retailers' level of inventory of old models. Some analysts believe that retailers have been reducing inventory in order to lower their interest costs. Lower inventories of old models at retailers may aid producers' sales of new models. In addition, recent interest rate cuts by the Federal Reserve Board and the stabilization of gasoline prices should further help the RV industry.

     Operating profit decreased 5 percent for the six month period, but increased 9 percent in the second quarter. Improved operating efficiencies in the five plants opened since early 2000 resulted in higher margins in the second quarter, however, this was offset by increases in delivery and plant administrative costs.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles for the six months was $96,000 less than the prior year's period, as a result of the $6.9 million writedown of goodwill in the fourth quarter of 2000, partially offset by additions resulting from the acquisition described in Note 3 of Notes to Consolidated Financial Statements.

INTEREST EXPENSE, NET

     Interest expense, net increased $380,000 for the six month period and $56,000 for the quarter, as a result of the increase in average debt balances resulted from the funds expended for five new factories and $13.5 million for treasury stock in 2000. This increase was partially offset by savings resulting from interest rate reductions and operating cash flow.

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

     In July 2001, the FASB issued Statement No.141, ("Business Combinations"), and Statement No.142, ("Goodwill and Other Intangible Assets"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of").

     The  Company  is  required  to  adopt  the   provisions  of  Statement  141
immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $38.8 million and unamortized identifiable intangible assets in the amount of $1.3 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,797,000 and $775,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     The  Statements of Cash Flows reflect the  following  (IN  THOUSANDS):

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                              2001       2000
                                                              ----       ----
       Net cash flows provided by operating activities     $ 15,266    $  2,625
       Net cash flows (used for) investment activities     $(12,686)   $(14,655)
       Net cash flows provided by  financing activities    $      9    $  9,672

     Net cash provided by operations includes a reduction in inventory of $4.9 million in 2001. Inventories increased $5.3 million in the first six months of 2000 partly because of the slowdown in sales as well as the anticipated higher inventory requirement of the expanding RV segment. Since that time, the
Company's efforts to reduce inventories have been successful. Accounts receivable increased seasonally at June 30, 2001, but the change from December 2000 is less than normal since the balance at December 2000 was higher than typical as a result of slower collections at that time.

     Cash flows used for investing activities in 2001 consisted primarily of the acquisition of the assets and business of Better Bath as described in Note 3 of Notes to Consolidated Financial Statements. Capital expenditures, primarily to accommodate the expansion of the RV chassis product lines were $15.0 million in the first six months of 2000 and only $4.0 million in 2001. Capital expenditures for all of 2000 were approximately $22 million, which was funded from the Company's revolving line of credit, as well as Industrial Revenue Bonds. Capital expenditures for 2001, are expected to be $7 to $9 million for all of 2001,

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


which is expected to be funded from operating cash flow and new financing secured by real estate and equipment.

     Cash flows used for financing activities represent a net reduction in debt of $3.7 million for the 2001 period, offset by a sale and leaseback of equipment of $3.7 million. Cash flows provided by financing activities for the 2000 period included increases in debt of approximately $23.1 million offset by $13.5 million used to acquire treasury stock.

     Availability under the Company's line of credit, which was $13.0 million at June 30, 2001, is adequate to finance the Company's working capital and capital expenditure requirements. However, in 2001, the Company has refinanced a portion of its prior year capital expenditures with new financing secured by real estate and equipment. The Company intends to obtain additional real estate and equipment financing later this year.

     In July 2001, the Company sold the business of one of its axle and tire refurbishing factories for cash of approximately $1.8 million. The Company had previously closed two factories of its axle and tire business early in the year, and now has two such refurbishing factories remaining.

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

INFLATION

     The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At June 30, 2001, the Company had no futures contracts outstanding.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report contains certain statements, including the Company's plans and expectations regarding its operating strategies, products, and costs, and its views of the prospects of the manufactured housing and recreational vehicle industries, which are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


the Company's views, at the time such statements were made, with respect to the Company's future plans, objectives, events, and financial results such as revenues, expenses, income, earnings per share, capital expenditures, and other financial items. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward- looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

     There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, ABS resin, and tires), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory adjustments by retailers and manufacturers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions may affect the retail sale of manufactured homes and recreational vehicles.

                          DREW INDUSTRIES INCORPORATED



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

     Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At June 30, 2001, the Company had no futures contracts outstanding.

     The Company is exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2001, the Company had $47.7 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.5 million per annum.

     The Company also has a $30 million line of credit, that is subject to a variable interest rate. At June 30, 2001, $15.0 million of the line of credit was utilized. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $15.0 million, future cash flows would be affected by $.2 million per annum.

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