Form 10-Q
period 2001-09-30
DREW INDUSTRIES INCORPORATED
filed 2001-11-14
CIK 763744

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001

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

                           Yes XX          No
                               ----           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,665,553 shares of common stock as of October 26, 2001.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)




                  ---------------------------------------------



                                                                            Page

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME                                     3

         CONSOLIDATED BALANCE SHEETS                                           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                        6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-10


         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11-16

         Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK                                                17



PART II - OTHER INFORMATION
     Not applicable


SIGNATURES                                                                    18

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
                                      --------------------    ------------------
                                        2001        2000       2001       2000
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                             $205,971    $228,727    $75,283    $74,915

Cost of sales                          159,609     183,086     57,510     61,589
                                      --------    --------    -------    -------

  GROSS PROFIT                          46,362      45,641     17,773     13,326

Selling, general and
  administrative expenses               31,166      32,166     11,661     10,442
                                      --------    --------    -------    -------

  OPERATING PROFIT                      15,196      13,475      6,112      2,884

Interest expense, net                    3,321       2,753      1,062        874
                                      --------    --------    -------    -------

  INCOME BEFORE INCOME TAXES            11,875      10,722      5,050      2,010

Provision for income taxes               5,043       4,552      2,055        984
                                      --------    --------    -------    -------

    NET INCOME                        $  6,832    $  6,170    $ 2,995    $ 1,026
                                      ========    ========    =======    =======

NET INCOME PER COMMON SHARE:
  Basic                               $    .71    $    .58    $   .31    $   .11
                                      ========    ========    =======    =======
  Diluted                             $    .71    $    .58    $   .31    $   .11
                                      ========    ========    =======    =======

Weighted average common
  shares outstanding:
  Basic                                  9,658      10,559      9,661      9,656
                                      ========    ========    =======    =======
  Diluted                                9,663      10,561      9,676      9,657
                                      ========    ========    =======    =======



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September
                                              --------------------  December 31,
                                                2001        2000        2000
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARES
   AND PER SHARE AMOUNTS)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $   1,002   $   1,891   $     550
  Accounts receivable, trade,
    less allowances                              21,905      19,393      13,451
  Inventories (Note 4)                           28,741      35,941      33,703
  Prepaid expenses and other
    current assets                                3,736       3,977       3,476
                                              ---------   ---------   ---------

      TOTAL CURRENT ASSETS                       55,384      61,202      51,180

FIXED ASSETS, net                                68,966      67,201      66,301
GOODWILL, net (Note 3)                           38,798      44,586      37,240
OTHER ASSETS                                      4,872       4,194       4,577
                                              ---------   ---------   ---------

      TOTAL ASSETS                            $ 168,020   $ 177,183   $ 159,298
                                              =========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, including current
    maturities of long-term indebtedness      $   9,555   $   9,341   $   8,867
  Accounts payable, trade                        11,882      11,929       5,435
  Accrued expenses and other
    current liabilities                          18,020      16,730      14,511
                                              ---------   ---------   ---------
      TOTAL CURRENT LIABILITIES                  39,457      38,000      28,813

LONG-TERM INDEBTEDNESS (Note 5)                  49,251      60,286      58,076
OTHER LONG-TERM LIABILITIES                         245       2,110         245
                                              ---------   ---------   ---------

      TOTAL LIABILITIES                          88,953     100,396      87,134
                                              ---------   ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share:
    authorized 20,000,000 shares;
    issued 11,814,078 shares at
    September 2001, and 11,805,754 shares
    at September 2000 and December 2000             118         118         118
  Paid-in capital                                25,038      24,967      24,967
  Retained earnings                              73,378      71,169      66,546
                                              ---------   ---------   ---------
                                                 98,534      96,254      91,631
  Treasury stock, at cost - 2,149,325 shares
    at September 2001, September 2000 and
    December 2000                               (19,467)    (19,467)    (19,467)
                                              ---------   ---------   ---------
      TOTAL STOCKHOLDERS' EQUITY                 79,067      76,787      72,164
                                              ---------   ---------   ---------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                 $ 168,020   $ 177,183   $ 159,298
                                              =========   =========   =========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              2001       2000
--------------------------------------------------------------------------------
(IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  6,832   $  6,170
  Adjustments to reconcile net income to
    cash flows provided by operating activities:
      Depreciation and amortization                            6,385      6,574
      Loss on disposal of long-lived assets                      172        325
      Changes in assets and liabilities:
        Accounts receivable, net                              (7,101)    (8,090)
        Inventories                                            4,818     (2,559)
        Prepaid expenses and other assets                       (797)        92
        Accounts payable, accrued expenses and
          other current liabilities                            8,657      5,314
                                                            --------   --------
          NET CASH FLOWS PROVIDED BY
            OPERATING ACTIVITIES                              18,966      7,826
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (6,290)   (21,196)
  Acquisition of companies' net assets and business          (10,402)
  Sale of reconditioned axle and tire facility                 1,786
  Proceeds from sales of fixed assets                            758        343
                                                            --------   --------

          NET CASH FLOWS USED FOR INVESTING ACTIVITIES       (14,148)   (20,853)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and term loan                  53,950     76,895
  Proceeds from loans secured by real estate
    and equipment                                             13,317      2,000
  Proceeds from sale and leaseback of equipment                3,700
  Repayments under line of credit and
    other borrowings                                         (75,158)   (55,973)
  Acquisition of treasury stock                                         (13,472)
  Exercise of stock options and other                           (175)       358
                                                            --------   --------

          NET CASH FLOWS (APPLIED TO) PROVIDED BY
            FINANCING ACTIVITIES                              (4,366)     9,808
                                                            --------   --------

          Net increase (decrease) in cash                        452     (3,219)

Cash and cash equivalents at beginning of period                 550      5,110
                                                            --------   --------
Cash and cash equivalents at end of period                  $  1,002   $  1,891
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
        Interest on debt                                    $  4,084   $  4,052
        Income taxes, net of refunds                        $  4,109   $  3,535

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                             Total
                                                        Common    Treasury      Paid-in     Retained     Stockholders'
                                                         Stock     Stock        Capital     Earnings         Equity
----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARES)

BALANCE - DECEMBER 31, 2000                          $   118    $  (19,467)   $  24,967     $ 66,546       $  72,164
Net income for nine months ended
   September 30, 2001                                                                          6,832           6,832
Issuance of 9,124 shares of common stock
   pursuant to stock option plan                                                     63                           63
Income tax benefit relating to issuance of
   common stock pursuant to stock option plan                                         8                            8
                                                     -------    ----------    ---------     --------       ---------
BALANCE - SEPTEMBER 30, 2001                         $   118    $  (19,467)   $  25,038     $ 73,378       $  79,067
                                                     =======    ==========    =========     ========       =========

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

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Information relating to segments follows (IN THOUSANDS):

                                      Nine Months Ended      Three Months Ended
                                        September 30,           September 30,
                                    ---------------------   -------------------
                                       2001        2000       2001       2000
--------------------------------------------------------------------------------

Net sales:
MH segment                          $ 122,467   $ 150,579   $ 45,780   $ 47,496
RV segment                             83,504      78,148     29,503     27,419
                                    ---------   ---------   --------   --------
   Total                            $ 205,971   $ 228,727   $ 75,283   $ 74,915
                                    =========   =========   ========   ========

Operating profit:
MH segment                          $  10,928   $  11,322   $  4,279   $  2,896
RV segment                              7,938       6,025      3,128      1,341
                                    ---------   ---------   --------   --------
   Total segments operating profit     18,866      17,347      7,407      4,237
Amortization of intangibles            (1,923)     (2,020)      (672)      (673)
Corporate and other                    (1,747)     (1,852)      (623)      (680)
                                    ---------   ---------   --------   --------
   Operating profit                    15,196      13,475      6,112      2,884
Interest expense, net                   3,321       2,753      1,062        874
                                    ---------   ---------   --------   --------
   Income before income taxes       $  11,875   $  10,722   $  5,050   $  2,010
                                    =========   =========   ========   ========


     3.   ACQUISITION

          On June 1, 2001, the Company's subsidiary, Kinro, acquired the assets and business of the Better Bath division of Kevco, Inc. Better Bath manufactures and sells thermo-formed bath and shower units for the manufactured housing industry and had sales of approximately $27.7 million in 2000.

          The acquisition has been accounted for as a purchase. The aggregate purchase price of approximately $10.2 million has been allocated to the underlying assets based upon their respective estimated fair values. The excess of purchase price over the fair value of net assets acquired ("goodwill") was approximately $3.2 million, which is being amortized over 20 years. The results of the acquired business have been included in the Company's consolidated statement of income beginning June 1, 2001.

     4.   INVENTORIES

          Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Inventories consist of the following (IN THOUSANDS):

                                               September 30,       December 31,
                                           --------------------      -------
                                             2001         2000         2000
                                           -------      -------      -------

         Finished goods                    $ 6,408      $ 9,291      $ 8,637
         Work in process                     1,626        2,155        1,938
         Raw Material                       20,707       24,495       23,128
                                           -------      -------      -------
             Total                         $28,741      $35,941      $33,703
                                           =======      =======      =======

5.   LONG-TERM INDEBTEDNESS

     Long-term indebtedness consists of the following (in thousands):

                                                     September 30,
                                                   ---------------- December 31,
                                                     2001     2000     2000
                                                   -------  -------  -------
    Senior Notes payable at the rate of $8,000
      per annum commencing January 28, 2001
      with interest payable semiannually at
      the rate of 6.95% per annum                  $32,000  $40,000  $40,000
    Notes payable pursuant to a Credit Agreement
      expiring August 17, 2002 consisting of
      a revolving loan, not to exceed $30,000;
      interest at prime rate, or LIBOR plus
      1 percent                                      5,300   22,150   17,700
    Industrial Revenue Bonds, fixed rate 5.68%
      to 6.28%, due 2008 through 2015; secured
      by certain real estate and equipment           6,993    6,557    7,419
    Real estate mortgage payable at the rate of
      $70,000 per month with a balloon payment
      of $3,371,000 in May 2006, interest at
      9.03% per annum                                5,357
    Other loans secured by certain real estate
      and equipment, due 2006 to 2011, fixed
      rate 7.25% to 9.03%                            9,156             1,534
    Other                                                       920      290
                                                   -------  -------  -------
                                                    58,806   69,627   66,943
    Less current portion                             9,555    9,341    8,867
                                                   -------  -------  -------

         Total long-term indebtedness              $49,251  $60,286  $58,076
                                                   =======  =======  =======

     Pursuant to certain of the loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. Borrowings under the Senior Notes and the Credit Agreement are secured only by capital stock of the Company's subsidiaries.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company pays a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit.

     During 2001, the Company refinanced a portion of its line of credit with the proceeds of various loans aggregating $13.3 million secured by certain real estate and equipment. In addition, the Company entered into a sale and leaseback transaction for equipment for $3.7 million. The gain of $.5 million on such transaction has been deferred and is being amortized over 36 months, the term of the lease.

     Subsequent to September 30, 2001, the Company entered into a Restated and Amended Credit Agreement (the "Restated Agreement"), which extends the expiration date of the notes payable pursuant to the Credit Agreement to October 15, 2003. The Restated Agreement provides for maximum borrowings of $25 million. The Restated Agreement also provides for an increase in the interest rate on LIBOR loans, from LIBOR plus 1 percent and provides a performance schedule to revise the interest rate on LIBOR loans depending on the Company's Debt Service Coverage Ratio, as defined. Pursuant to the performance schedule, the interest rate on new LIBOR loans is currently LIBOR plus 1.9 percent.

6.   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (IN THOUSANDS):

                                         Nine Months Ended   Three Months Ended
                                           September 30,        September 30,
                                         -----------------   ------------------
                                           2001       2000      2001      2000
                                          -----     ------     -----     -----

Weighted average common shares
   outstanding - basic                    9,658     10,559     9,661     9,656
Assumed issuance of common stock
   pertaining to stock options                5          2        15         1
                                          -----     ------     -----     -----
Weighted average common shares
   outstanding - diluted                  9,663     10,561     9,676     9,657
                                          =====     ======     =====     =====

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 59 percent of consolidated net sales for the nine months ended September 30, 2001 and 65 percent of the annual consolidated net sales for 2000, manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, thermo- formed bath and shower units, axles, and galvanized roofing. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 41 percent of consolidated net sales for the nine months ended September 30, 2001 and 35 percent of the annual consolidated net sales for 2000, manufactures a variety of products used in the production of recreational vehicles, including windows, doors and chassis. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

     On June 1, 2001, the Company's subsidiary, Kinro, acquired the assets and business of the Better Bath division of Kevco, Inc. Better Bath manufactures and sells thermo-formed bath and shower units for the manufactured housing industry and had sales of approximately $27.7 million in 2000.

     The acquisition has been accounted for as a purchase. The aggregate purchase price of approximately $10.2 million has been allocated to the underlying assets based upon their respective estimated fair values. The excess of purchase price over the fair value of net assets acquired ("goodwill") was approximately $3.2 million, which is being amortized over 20 years. The results of the acquired business have been included in the Company's consolidated statement of income beginning June 1, 2001.

     The Company's operations are performed through its four operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. ("LTA") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH segment, and represent in the aggregate approximately 16 percent of the Company's manufactured housing sales. At September 30, 2001 the Company's subsidiaries operated 43 plants in 18 states and Canada.

     The tragic events of September 11 weigh heavily on the country. The ramifications of this terrible loss, to the national economy and to the industries the Company serves, are not yet fully known and the full effects may not be known for some time to come. However, the Company's sales through early October did not decline significantly, apparently because customers were filling their backlog orders. In the weeks following September 11, sales by the Manufactured Housing industry softened, but have now returned to pre- September 11 levels. Recreational Vehicle industry sales have also softened, but in the long term may be strong if people favor travel within the United States by RV, over flying within the United States or abroad. The Company is well positioned to weather a continued economic downturn. The Company's $25 million line of credit, which has recently been extended to October 2003, currently has outstanding debt of less than $5 million. In addition, the Company's operating efficiencies are high.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     Net sales and operating profit are as follows (IN THOUSANDS):

                                       Nine Months Ended     Three Months Ended
                                         September 30,          September 30,
                                     --------------------    ------------------
                                       2001        2000        2001       2000
                                     --------    --------    -------    -------

Net sales:
MH segment                           $122,467    $150,579    $45,780    $47,496
RV segment                             83,504      78,148     29,503     27,419
                                     --------    --------    -------    -------
    Total                            $205,971    $228,727    $75,283    $74,915
                                     ========    ========    =======    =======

Operating profit:
MH segment                           $ 10,928    $ 11,322    $ 4,279    $ 2,896
RV segment                              7,938       6,025      3,128      1,341
                                     --------    --------    -------    -------
    Total segments operating profit    18,866      17,347      7,407      4,237
Amortization of intangibles            (1,923)     (2,020)      (672)      (673)
Corporate and other                    (1,747)     (1,852)      (623)      (680)
                                     --------    --------    -------    -------
    Operating profit                 $ 15,196    $ 13,475    $ 6,112    $ 2,884
                                     ========    ========    =======    =======

MH SEGMENT

     Net sales of the MH segment decreased 19 percent in the nine months ended September 30, 2001 and 4 percent in the third quarter, from the same periods last year. The industry reported a 29 percent decrease in the industry-wide production of manufactured homes for the nine months ended September 2001, which moderated to 15 percent in the third quarter. Sales of refurbished axles and tires by the MH segment declined more than sales of other MH products due to the closure of two of such facilities during the first quarter and the sale of a third facility in the third quarter. Excluding sales of refurbished axles and tires and the Better Bath operation, which has been included in the Company's consolidated statement of income since its acquisition on June 1, 2001, net sales decreased 16 percent for the nine months and 5 percent for the quarter.

     Excluding the results of Better Bath, operating profit of the MH segment decreased $.4 million (4 percent) for the nine months of 2001, but increased $1.1 million (39 percent) in the third quarter from the same periods in 2000 despite the reduction in sales for both periods. The refurbished axles and tires operations reduced its operating loss partly as a result of the closure of two and the sale of one of its facilities in the current year. In addition, material costs of this operation were reduced since last year. Excluding the results of the refurbished axles and tires operation as well as the results of Better Bath, operating results for the MH segment decreased by 12 percent for the nine months and increased 15 percent for the three months. Material costs continued to be stable, except for steel, which came down approximately 5 percent this year after rising last year. Improved operating efficiencies in the nine months of 2001 offset the effect of fixed costs and lower sales. Selling, general and administrative expenses were down in dollar terms, largely

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


following the trend of lower sales. There have been no significant selling price increases in the years 2000 and 2001.

RV SEGMENT

     Net sales of the RV segment increased 7 percent in the nine months of 2001 and 8 percent in the third quarter primarily as a result of the continuing expansion of the Company's RV chassis product line. Such increase compares favorably to the 15 percent decrease in shipments of towable RV's reported by the RV industry for the first ninth months of 2001, which moderated to 6 percent in the third quarter. Some analysts believe that retailers have been reducing inventory in order to lower their interest costs. Lower inventories of old models at retailers may aid producers' sales of new models. While the recent interest rate cuts by the Federal Reserve Board and the stabilization of gasoline prices may help the RV industry, the current political and economic climate makes estimating future results extremely difficult. This is especially true because sales of RV's are tied to consumer confidence levels, which dropped substantially since September 11.

     Operating profit increased $1.9 million (32 percent) for the nine month period and $1.8 million (133 percent) in the third quarter. This increase is attributable to the increase in sales as well as improved operating efficiencies in the five plants opened in 2000. The segment's profit margin increased to 9.5 percent and 10.6 percent for the nine months and three months of 2001, respectively, compared to 7.7 percent and 4.9 percent, respectively, in 2000.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles for the nine months was $97,000 less than the prior year's period, as a result of the $6.9 million writedown of goodwill in the fourth quarter of 2000, partially offset by additions resulting from the acquisition described in Note 3 of Notes to Consolidated Financial Statements.

INTEREST EXPENSE, NET

     Interest expense, net increased $568,000 for the nine month period and $188,000 for the quarter, as a result of higher average debt balances. The higher debt balances resulted from capital expenditures and treasury stock purchases in 2000, as well as the Better Bath acquisition in June 2001, partially offset by cash flow from operating activities.

NEW ACCOUNTING STANDARDS

     Effective January I, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of these pronouncements has not had a material impact on the earnings or financial position of the Company.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


accounting. It also specifies criteria that intangible assets acquired in a purchase combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS No.141 are effective immediately, with the exception of transitional provisions related to business combinations initiated prior to June 30, 2001, which are delayed until the adoption of SFAS No.142. The provisions of SFAS No.142 are required to be adopted effective January 1, 2002.

     The Company will apply the transitional provisions of SFAS No.141 and the provisions of SFAS No.142 beginning in the first quarter of 2002. The Company will evaluate its existing intangible assets and goodwill and make any necessary reclassifications in order to conform with the new criteria in SFAS No.141. In accordance with SFAS No.142, the company will reassess the useful lives of its intangible assets and will test its goodwill and intangible assets for impairment and recognize any impairment loss as a cumulative effect of change in accounting principle in 2002. The Company expects that the application of the non- amortization provisions of SFAS No.142 will result in the elimination of annual goodwill amortization expense of approximately $1.6 million. At this time it is not practicable to estimate the impact of adopting the impairment provisions of SFAS No.142 on the earnings and financial position of the Company.

     In August 2001. the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS No.143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created, which typically would be upon acquisition or completion of construction. The provisions of SPAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company is in the process of reviewing the impact of SFAS No.143 and does not anticipate that it will have a material impact on the earnings and financial position of the Company.

     Also in August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 supercedes SFAS No.121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provision of SFAS No.121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of, but excludes goodwill from its scope and provides additional guidance on the accounting for long-lived assets held for sale. The provisions of SFAS No.144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect that the impact of the implementation of SFAS No. 144 will materially differ from the impact of the existing requirements under SFAS No. 121.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

          The Statements of Cash Flows reflect the following (IN THOUSANDS):

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
    Net cash flows provided by operating activities      $ 18,966      $  7,826
    Net cash flows (used for) investment activities      $(14,148)     $(20,853)
    Net cash flows (used for) provided by
      financing activities                               $ (4,366)     $  9,808

     Net cash provided by operations includes a reduction in inventory of $4.8 million in 2001. Inventories increased $2.6 million in the first nine months of 2000 partly because of the slowdown in sales as well as the anticipated higher inventory requirement of the expanding RV segment. Since that time, the
Company's efforts to reduce inventories have been successful. Accounts receivable increased seasonally at September 30, 2001 and 2000.

     Cash flows used for investing activities in 2001 included the acquisition of the assets and business of Better Bath as described in Note 3 of Notes to Consolidated Financial Statements. Capital expenditures, primarily to accommodate the expansion of the RV chassis product lines were $21.2 million in the first nine months of 2000 and $6.3 million in 2001. Capital expenditures for all of 2000 were approximately $22 million, which was funded from the Company's revolving line of credit, as well as Industrial Revenue Bonds. Capital expenditures for 2001, are expected to be $7 to $9 million for all of 2001, which is being funded from operating cash flow and new financing secured by real estate and equipment.

     Cash flows used for financing activities represent a net reduction in debt of $7.9 million for the 2001 period, offset by a sale and leaseback of equipment of $3.7 million. Cash flows provided by financing activities for the 2000 period included increases in debt of approximately $23.3 million of which $13.5 million was used to acquire treasury stock.

     Availability under the Company's line of credit, which was $23.2 million at September 30, 2001, is adequate to finance the Company's working capital and capital expenditure requirements. Subsequent to September 30, 2001, the Company entered into a Restated and Amended Credit Agreement (the "Restated Agreement"), which extends the expiration date of the notes payable pursuant to the Credit Agreement to October 15, 2003. The Restated Agreement provides for a reduction in maximum borrowings from $30 million to $25 million. The Restated Agreement also provides for an increase in the interest rate on LIBOR loans, from LIBOR plus 1 percent and provides a performance schedule to revise the interest rate on LIBOR loans depending on the Company's Debt Service Coverage Ratio, as defined. Pursuant to the performance schedule, the interest rate on new LIBOR loans is currently LIBOR plus 1.9 percent.

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


INFLATION

     The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass, ABS resin and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. At September 30, 2001, the Company had no futures contracts outstanding.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report contains certain statements, including the Company's plans and expectations regarding its operating strategies, products, and costs, and its views of the prospects of the manufactured housing and recreational vehicle industries, which are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views, at the time such statements were made, with respect to the Company's future plans, objectives, events, and financial results such as revenues, expenses, income, earnings per share, capital expenditures, and other financial items. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward- looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

          Certain raw materials, particularly aluminum, vinyl, steel, glass, ABS resin and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At September 30, 2001, the Company had no futures contracts outstanding.

          The Company is exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2001, the Company had $53.5 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.5 million per annum.

          The Company also has a $30 million line of credit (reduced to $25 million subsequent to September 30, 2001), that is subject to a variable interest rate. At September 30, 2001, $5.3 million of the line of credit was utilized. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $5.3 million, future cash flows would be affected by $.1 million per annum.

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


                                                DREW INDUSTRIES INCORPORATED
                                                Registrant




                                                By  /s/ FREDRIC M. ZINN
                                                   ---------------------------
                                                Fredric M. Zinn
                                                Executive Vice-President and
                                                Chief Financial Officer

November 14, 2001