Form 10-K405
period 2001-12-31
DREW INDUSTRIES INCORPORATED
filed 2002-03-27
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Year End                                        Commission File Number
December 31, 2001                                                0-13646

                          DREW INDUSTRIES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             13-3250533
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 7, 2002 was $72,722,732).

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 7, 2002) was 9,683,563 shares of Common Stock.

Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 2001 is incorporated by reference into Items 6, 7 and 8 of Part II.

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 16, 2002 is incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This Form 10-K contains certain statements, including the Company's plans and expectations regarding its operating strategy, products and costs, and its views of the prospects of the manufactured housing and recreational vehicle industries, which are forward-looking statements and are made pursuant to the safe harbor provision of the Securities Litigation Act of 1995. These forward-looking statements reflect the Company's views, at the time such statements were made, with respect to the Company's future plans, objectives, events and financial results, such as revenues, expenses, income, earnings per share, capital expenditures, and other financial items. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

      There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, ABS resin, and tires), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions and consumer confidence may affect the retail sale of manufactured homes and RV's.

ITEM 1. BUSINESS

Introduction

      Drew Industries Incorporated ("Drew" or the "Company") has two reportable operating segments, the manufactured housing products segment (the "MH Segment") and the recreational vehicle products segment (the "RV Segment"). Drew's wholly-owned subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("Lippert"), have operations in both the MH Segment and the RV Segment, while Lippert Tire & Axle, Inc. ("LTA") and Coil Clip, Inc. ("Coil Clip") operate entirely within the MH Segment.

      Kinro manufactures and markets aluminum and vinyl windows and thermo-formed bath and shower units for manufactured homes, and aluminum windows and doors for recreational vehicles. Lippert manufactures and markets steel chassis and steel chassis parts and galvanized roofing for manufactured homes, and manufactures and markets steel chassis and steel chassis parts for recreational vehicles. LTA manufactures and markets new axles, and refurbishes and distributes used axles, and distributes new and refurbished tires, for manufactured homes. Coil Clip produces coil steel and sheet steel components, certain of which are supplied to Lippert. Several of the Company's customers produce both manufactured homes and recreational vehicles, and the Company supplies products having similar characteristics for use in both these lines of business.

      Since 1980, the Company has acquired thirteen manufacturers of products for both manufactured homes and recreational vehicles, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, the Company currently operates 41 manufacturing facilities in 18 states and Canada, and achieved consolidated sales of $269 million for 2001.

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

Manufactured Housing Products Segment

      The Company's subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes, including aluminum and vinyl windows and screens, thermo-formed bath and shower units, steel chassis and steel chassis parts, galvanized roofing, and new axles, and the Company refurbishes and distributes used axles and distributes new and refurbished tires. In 2001, the MH Segment represented approximately 60% of the Company's consolidated sales. The MH Segment also supplies related products to other industries, representing less than 5% of sales of this segment.

      Raw materials used by the Company's MH Segment, consisting of fabricated steel (coil, sheet, galvanized and I-beam), extruded aluminum and vinyl, glass, ABS resin, and various adhesive and insulating components, are available from a number of sources. Used axles and tires, which are refurbished by the Company, are purchased from dealers of manufactured homes and independent agents, and their availability is subject to competitive pricing. The Company maintains an aluminum hedging program under which it purchases futures contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements. During 2001, the Company did not purchase futures contracts.

      Operations of the Company's MH Segment consist primarily of fabricating, welding, thermo-forming, painting and assembling components into finished products, and refurbishing used axles and tires. The Company's MH Segment operations are conducted at 26 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Three of these facilities also conduct operations in the Company's RV Segment. See Item 2. "Properties."

      The Company's manufactured housing products are sold by 19 sales personnel, working exclusively for the Company, to major builders of manufactured homes such as Champion Enterprises, Skyline, Clayton Homes, Oakwood Homes, and Cavalier Homes.

      The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, and that the Company's market share for windows and screens is more than 50%. The Company's manufactured homes chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with certain builders of manufactured homes which produce their own chassis and chassis parts. The Company's thermo-formed bath unit operation competes with three other manufacturers of bath units. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 15%, and that its share of the total market for bath units is approximately 40%.

      The market for refurbished axles and tires is highly fragmented, has low entry barriers, and is therefore highly competitive. Drew's axle and tire refurbishing operation has not performed well over the past several years, primarily due to increased competition, which severely affected operating margins. At the end of the third quarter of 2000, the Company announced that it was studying whether goodwill and fixed assets related to this operation had been impaired. Based upon this evaluation, it was determined that goodwill had been impaired, resulting in a non-cash charge of $6,897,000, which, along with a charge of $409,000 for plant closing expenses, were recorded in the fourth quarter of 2000. During 2001, the axle and tire refurbishing operation closed two of its five factories and sold the operations of a third factory. Although definitive information is not readily available, the Company believes that its market share for refurbished and new axles and tires is less than 15%.

      Recent Acquisition

      On June 1, 2001, the Company acquired the net assets of the Better Bath division of Kevco, Inc. Better Bath manufactures thermo-formed bath and shower units for the manufactured housing industry, and is operated as a division of Kinro. The purchase price, including costs, for Better Bath was $10.2 million in cash, after adjustments for changes in working capital. Better Bath had sales of approximately $27.7 million in 2000, and $22.3 million in 2001, including $13.2 million in the seven months subsequent to the acquisition

Recreational Vehicles Products Segment

      Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for recreational vehicles, including aluminum windows, a variety of doors, steel chassis, and steel chassis parts. In 2001, the RV Segment represented approximately 40% of the Company's consolidated sales.

      Raw materials used by the Company's RV Segment, consisting of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, and various adhesive and insulating components, are available from a number of sources. The Company maintains an aluminum hedging program under which it purchases future contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements. During 2001, the Company did not purchase any futures contracts.

      Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass for its own use and for sale to other window manufacturers. The Company's RV Segment operations are conducted at 18 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Three of these facilities also conduct operations in the Company's MH Segment. See Item 2. "Properties."

      The Company's recreational vehicles products are sold by 6 sales personnel, working exclusively for the Company, to major manufacturers of recreational vehicles such as Thor Industries (including Keystone which recently merged with Thor) Fleetwood Enterprises and Forest River.

      The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that there are several other suppliers of windows and doors for recreational vehicles. The Company's recreational vehicles chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with certain manufacturers of recreational vehicles which produce their own chassis and chassis parts. The Company's operation as a supplier of chassis and chassis parts for recreational vehicles initially had only a small market share in 1997, but the Company's market share has been increasing substantially. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for recreational vehicles exceeds 40%.

      Recent Acquisitions

      During 2001, the Company acquired two manufacturers of chassis and chassis parts with combined annual sales of approximately $3 million. The aggregate purchase price for these operations was $1.4 million. Both operations have been integrated into Lippert.

Regulatory Matters

      Windows produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority ("HUD") and by the American Architectural Manufacturers Association relating to air and water infiltration, thermal performance, emergency exit conformance, and hurricane resistance. Thermo-formed bath and shower units manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD, the American National Standards Institute, the American Society for Testing and Materials, and Underwriters Laboratory relating to fire resistance, electrical safety, color fastness, and stain resistance.

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

Employees

      The number of persons employed full-time by the Company and its subsidiaries at December 31, 2001 was 2,379. The Company and its subsidiaries believe that relations with its employees are good.

Item 2.  PROPERTIES

      The Company's manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company's properties:

MH PRODUCTS SEGMENT

     City                       State               Square Feet     Owned        Leased
     ----                       -----               -----------     -----        ------
Birmingham (1)                 Alabama                  36,000                      X
Boaz                           Alabama                  86,600        X
Double Springs                 Alabama                  62,500                      X
Ocala                          Florida                  47,100        X
Fitzgerald (2)                 Georgia                  55,300        X
Nampa                          Idaho                    39,500                      X
Garret                         Indiana                  21,600        X
Goshen                         Indiana                 100,000        X
Goshen                         Indiana                  58,000        X
Goshen                         Indiana                  68,000        X
Middlebury                     Indiana                  79,400        X
Bristol                        Indiana                  57,500        X
Arkansas City                  Kansas                    7,800                      X
Bossier City                   Louisiana                11,400        X
Cairo                          Georgia                 105,000        X
Waxahachie                     Texas                   200,000        X
Whitehall                      New York                 12,700        X
Harrisburg                     North Carolina           58,000        X
Liberty                        North Carolina           47,000                      X
Sugarcreek                     Ohio                     14,500        X
Denver (2)                     Pennsylvania             72,600        X
Dayton                         Tennessee               100,000        X
Mansfield                      Texas                    61,500                      X
Alvarado (2)                   Texas                    49,700        X
Waco                           Texas                    43,000        X
Lancaster                      Wisconsin                12,300        X
                                                        ------
                                                     1,507,000
                                                     =========

(1) This facility was vacated in March 2002. The Company has no further obligation with respect to the lease.
(2)   These plants also produce products for recreational vehicles.

RV PRODUCTS SEGMENT

    City               State        Square Feet    Owned     Leased
    ----               -----        -----------    -----     ------
Fontana             California        108,800        X
Rialto              California         62,700        X
Fitzgerald (1)      Georgia            23,700        X
Goshen              Indiana            50,500        X
Elkhart (2)         Indiana            36,600        X
Goshen              Indiana            98,000        X
Goshen              Indiana            87,800        X
Crawfordsville      Indiana            17,800                   X
Goshen              Indiana            53,000        X
Pendleton           Oregon             56,800        X
Denver (1)          Pennsylvania       10,700        X
Alvarado (1)        Texas              21,300        X
Longview            Texas              58,900        X
Berkley Springs     West Virginia      53,400        X
Ontario             Canada             39,900        X
Denver              Indiana            12,000                   X
Elkhart             Indiana            42,000                   X
Campbellsville      Kentucky           26,900        X
                                       ------
                                      860,800
                                      =======

(1)   These plants also produce products for manufactured homes.
(2)   Purchased in February 2002.

ADMINISTRATIVE

     City            State          Square Feet    Owned     Leased
     ----            -----          -----------    -----     ------
Arlington           Texas               9,400                   X
Naples              Florida             4,500        X
White Plains        New York            2,800                   X
                                        -----
                                       16,700
                                       ======

      In addition, the Company (i) owns a 35,500 square feet building in McAdoo, Pennsylvania, and a 53,200 square feet building in Phil Campbell, Alabama which are held for sale and have been leased to third parties, and (ii) leases a 13,000 square feet building in Omaha, Nebraska and a 12,000 square feet building in Edgerton, Ohio which are held for sublease.

Item 3. LEGAL PROCEEDINGS

      On or about December 11, 2000, Lippert Tire & Axle Texas Limited Partnership ("LT&A"), an indirect subsidiary of the Company, was served with a Summons and Complaint in an action entitled Ace Tire & Axle, Inc. vs. Lippert Tire & Axle Texas Limited Partnership, Terry Winskey and John Penny, pending in the United States District Court, Eastern District of Texas (Marshall Division), Civil Action No. 2:00 CV254-TJW.

      Plaintiff alleged that defendants conspired to fix prices in violation of
Section 1 of the Sherman Antitrust Act under Section 4 of the Clayton Act, as well as in violation of Texas antitrust laws. Plaintiff sought damages in an unspecified amount, treble damages, and costs of the proceeding. LT&A denied the allegations in the Complaint and vigorously defended against the allegations. On January 4, 2002, the parties agreed to settle the matter for an aggregate of $75,000, of which LT&A agreed to pay $37,500.

      The Company is not a party to any legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2001.

Name                                   Position
----                                   --------
Leigh J. Abrams                        President, Chief Executive Officer and Director of the Company since
  (Age 59)                                March 1984.

Edward W. Rose, III                    Chairman of the Board of Directors of the Company since March
  (Age 60)                                1984.

David L. Webster                       Director of the Company since March 1984.
  (Age 66)

L. Douglas Lippert                     Director of the Company since November 1997.
  (Age 54)

James F. Gero                          Director of the Company since May 1992.
  (Age 56)

Gene H. Bishop                         Director of the Company since June 1995.
  (Age 72)
                                       Chief Financial  Officer of the Company since January 1986 and
Fredric M. Zinn                           Executive Vice President of the Company since February 2001.
  (Age 50)

Harvey J. Kaplan                       Secretary and Treasurer of the Company since March 1984.
  (Age 67)

      LEIGH J. ABRAMS has also been President, Chief Executive Officer and a Director of LBP, Inc. ("LBP") since July 1994, and a Director of Impac Mortgage Holdings, Inc., a specialty finance company organized as a real estate investment trust, since April 2001.

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

      L. DOUGLAS LIPPERT, since October 1997, has been President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, and President of the predecessor of Lippert Components, Inc. since 1978. Mr. Lippert has also been President of Coil Clip, Inc., a subsidiary of the Company, since its acquisition in December 1998 and President of Lippert Tire & Axle a subsidiary of the Company, since September 1999.

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of its affiliates. Since May 1995, Mr. Gero has been Chairman of Clearwire, Inc., a provider and servicer of high-speed Internet access. Mr. Gero also serves as a director of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation. Since July 1994, Mr. Gero has also been a Director of LBP.

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

      FREDERICK B. HEGI, JR., (58) was nominated to the Board of Directors in March 2002 to fill the vacancy on the Board created by the resignation of J. Thomas Schieffer. Mr. Hegi is a founding partner of Wingate Partners, including the indirect general partner of each of Wingate Partners L.P. and Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. He is a director of Lone Star Technologies, Inc., a diversified company engaged in the manufacture of tubular products; Pro Parts Xpress, Inc., a wholesale distributor of automotive parts; and ENSR International, an international environmental service firm. Mr. Hegi was also Chairman, President and Chief Executive Officer of Kevco, Inc., a publicly held distributor of building products to the manufactured housing and recreational vehicle industries, which filed for protection under Chapter 11 of the United States Bankruptcy Code on February 5, 2001.

      J. THOMAS SCHIEFFER, a Director of the Company since May 2000, resigned as a Director on July 27, 2001 after his appointment and confirmation as United States Ambassador to Australia.

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

      Based on its review of the copies of such forms received by it, the Company believes that during 2001 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 2001 other than Edward W. Rose, III and L. Douglas Lippert, directors of the Company) were complied with.

PART  II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2001.

Dividend Information

      The Company has not paid any cash dividends on its Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors.

      The Company's dividend policy is subject to certain restrictions contained in its 6.95% Senior Notes and in other financing agreements.

Item 6. SELECTED FINANCIAL DATA, and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2001.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, steel, vinyl, glass, ABS resins and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. During 2001, the Company did not purchase any futures contracts.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2001, the Company had approximately $53 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $530,000 per annum.

      The Company also has a $25 million line of credit that is subject to a variable interest rate. At December 31, 2001, $200,000 was borrowed pursuant to this line of credit.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2001.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 16, 2002.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

            (a)   Documents Filed:

                  (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 2001.

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

Date: March 25, 2002                  DREW INDUSTRIES INCORPORATED


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

Date                Signature                            Title
----                ---------                            -----
March 25, 2002      By: /s/ Leigh J. Abrams              Director, President and Chief
                       -----------------------------     Executive Officer
                       (Leigh J. Abrams)

March 25, 2002      By: /s/ Harvey J. Kaplan             Secretary and Treasurer
                       -----------------------------
                       (Harvey J. Kaplan)

March 25, 2002      By: /s/ Fredric M. Zinn              Executive Vice President and
                       ------------------------------    Chief Financial Officer
                       (Fredric M. Zinn)

March 25, 2002      By: /s/ John F. Cupak                Controller
                       -----------------------------
                       (John F. Cupak)

March 25, 2002      By: /s/ Edward W. Rose, III          Director
                       -----------------------------
                       (Edward W. Rose, III)

March 25, 2002      By: /s/ David L. Webster             Director
                       -----------------------------
                       (David L. Webster)

March 25, 2002      By: /s/ L. Douglas Lippert           Director
                       -----------------------------
                       (L. Douglas Lippert)

March 25, 2002      By: /s/ James F. Gero                Director
                       -----------------------------
                       (James F. Gero)

March 25, 2002      By: /s/ Gene H. Bishop               Director
                       -----------------------------
                       (Gene H. Bishop)

                          Independent Auditors' Report

The Board of Directors
Drew Industries Incorporated:

Under date of February 6, 2002, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained on pages 15 through 28 in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG LLP

Stamford, Connecticut
February 6, 2002

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                          COLUMN B              COLUMN C              COLUMN D     COLUMN E
--------                                          --------    --------------------------      --------     --------
                                                                        Additions
                                                              --------------------------
                                                 Balance At     Charged To    Charged To                    Balance At
                                                  Beginning      Costs and       Other                         End
                                                  Of Period      Expenses      Accounts      Deductions     Of Period
YEAR ENDED DECEMBER 31, 2001:
   Allowance for doubtful accounts
      receivable, trade                           $  1,023         $   (6)     $    33(a)    $    351(b)    $    699

YEAR ENDED DECEMBER 31, 2000:
   Allowance for doubtful accounts
      receivable, trade                           $    521         $  559                    $    (57)(b)   $  1,023

YEAR ENDED DECEMBER 31, 1999:
   Allowance for doubtful accounts
      receivable, trade                           $    690         $ (214)                   $    (45)(b)   $    521


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

10.172 $25,000,000 Revolving Credit Facility - Credit Agreement, dated January 28 1998, by and among Kinro, Inc., and Lippert Components, Inc. (The "Borrowers") and The Chase Manhattan Bank ("Chase") and KeyBank National Association ("KeyBank") (together, the "Lenders").

10.173 $15,000,000 Revolving Credit Note, dated January 28, 1998, made by the Borrowers to Chase.

10.174 $10,000,000 Amended and Restated Revolving Credit Note, dated January 28, 1998, made by the Borrowers to KeyBank.

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

10.179 $25,000,000 Revolving Credit Facility - Amended and Restated Credit Agreement, dated January 28 1998, as amended and restated as of November 13, 2001, by and among Kinro, Inc., Lippert Tire & Axle, Inc. and Lippert Components, Inc. (the "Borrowers") and JP Morgan Chase Bank ("Chase") and KeyBank National Association ("KeyBank") (together, the "Lenders").

10.180 $15,000,000 Amended and Restated Revolving Credit Note, dated November 13, 2001, made by the Borrowers to Chase.

10.181 $10,000,000 Amended and Restated Revolving Credit Note, dated November 13, 2001, made by the Borrowers to KeyBank.

10.182 Supplement to Subsidiary Guarantee Agreement, dated November 13, 2001, made by each direct and indirect subsidiary of Registrant (other than the Borrowers) in favor of Chase, as agent for the Lenders.

10.183 Supplement to Subordination Agreement, dated November 13, 2001, between each direct and indirect subsidiary of Registrant and Chase, as agent for the Lenders.

10.184 Supplement to Pledge and Security Agreement, dated November 13, 2001, made by the Borrowers, and certain indirect subsidiaries of Registrant in favor of Chase, as collateral agent.

10.185 Amendment No. 1 to Note Purchase Agreement, effective as of November 14, 2001, by and among Kinro, Inc, Lippert Components, Inc. and Lippert Tires Axle, Inc. (collectively, the "Note Co-Issuers") and Teachers Insurance and Annuity Association of America, ING Investment Management, Inc. as agent for Midwestern Life Insurance Company, Security Life of Denver Insurance Company, Equitable Life Insurance Company of Iowa and USG Annuity & Life Insurance Company (collectively, the "Noteholders").

10.186 Replacement 6.95% Senior Notes due January 28, 2005 in the aggregate principal amount of $32 million issued by the Note Co-Issuers to the Noteholders.

10.187 Amendment No. 1 to Pledge Agreement, dated as of November 14, 2001, by and between JP Morgan Chase Bank, as trustee for the benefit of the Noteholders, and Lippert Components, Inc.

10.188 Subsidiary Joinder, dated as of November 14, 2001 by Coil Clip, Inc. and LD Realty, Inc. in favor of the Noteholders.

10.189 Supplement to Subordination Agreement, dated as of November 14, 2001, by and among Registrant, the subsidiaries party thereto, and the Noteholders.

10.190 Amended and Restated Employment Agreement by and between Kinro, Inc. and David L. Webster, dated April 4, 2000.

            Exhibit 10.27 is incorporated by reference to the Exhibits bearing the same number indicated on the Registration Statement of Drew National Corporation on Form S-1 (registration No. 2-724920).

            Exhibit 10.39 is incorporated by reference to the Exhibit included in the Annual Report of Drew National Corporation on Form 10-K for the fiscal year ended August 31, 1983.

            Exhibit 10.47 is incorporated by reference to the Exhibits included in the Company's Current Report on Form 8-K dated September 6, 1985.

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

            Exhibits 10.179-10.190 are filed herewith.

13.         2001 Annual Report to Stockholders.
            Exhibit 13 is filed herewith.                       _______________

21.         Subsidiaries
            Exhibit 21 is filed herewith.                       _______________

23.         Consent of Independent Auditors.
            Exhibit 23 is filed herewith.                       _______________

24.         Powers of Attorney.
            Powers of Attorney of persons signing this Report are included as part of this Report.