Form 10-Q
period 2002-03-31
DREW INDUSTRIES INCORPORATED
filed 2002-05-15
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2002

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

                                Yes |X||X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,709,863 shares of common stock as of April 30, 2002.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                   (UNAUDITED)

                                   ----------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF INCOME                                     3

         CONSOLIDATED BALANCE SHEETS                                           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                        6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-11

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12-18

         Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK                                                19

PART II - OTHER INFORMATION
     Not applicable

SIGNATURES                                                                    20

                          DREW INDUSTRIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2002              2001
-----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                                                  $ 74,719           $58,894
Cost of sales                                                                56,561            47,029
                                                                           --------           -------
   Gross profit                                                              18,158            11,865
Selling, general and administrative expenses                                 11,419             9,090
                                                                           --------           -------
   Operating profit                                                           6,739             2,775
Interest expense, net                                                           948             1,193
                                                                           --------           -------
   Income before income taxes and cumulative effect of
     change in accounting principle                                           5,791             1,582
Provision for income taxes                                                    2,259               715
                                                                           --------           -------
   Income before cumulative effect of change in accounting principle          3,532               867
Cumulative effect of change in accounting principle for goodwill
   (net of taxes of $2,825)                                                 (30,080)
                                                                           --------           -------
     Net (loss) income                                                     $(26,548)          $   867
                                                                           ========           =======

Net income (loss) per common share:
   Income before cumulative effect of change in accounting principle:
     Basic                                                                 $    .36           $   .09
                                                                           ========           =======
     Diluted                                                               $    .36           $   .09
                                                                           ========           =======
   Cumulative effect of change in accounting principle
    for goodwill, net of taxes:
     Basic                                                                 $  (3.11)          $
                                                                           ========           =======
     Diluted                                                               $  (3.05)          $
                                                                           ========           =======
   Net (loss) income:
     Basic                                                                 $  (2.74)          $   .09
                                                                           ========           =======
     Diluted                                                               $  (2.69)          $   .09
                                                                           ========           =======

Weighted average common shares outstanding:
   Basic                                                                      9,681             9,656
                                                                           ========           =======
   Diluted                                                                    9,862             9,657
                                                                           ========           =======

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          March 31,
                                                                                   -----------------------   December 31,
                                                                                     2002          2001          2001
------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and short-term investments                                                 $   1,416     $   3,832     $   1,247
   Accounts receivable, trade, less allowances                                        20,734        17,249        10,733
   Inventories                                                                        28,552        28,249        27,898
   Prepaid expenses and other current assets                                           4,427         4,059         4,427
                                                                                   ---------     ---------     ---------

       Total current assets                                                           55,129        53,389        44,305

Fixed assets, net                                                                     70,889        65,735        69,944
Goodwill, net                                                                          5,972        36,860        38,303
Other intangible assets                                                                  977         1,105         1,073
Other assets                                                                           5,795         2,823         3,350
                                                                                   ---------     ---------     ---------

       Total assets                                                                $ 138,762     $ 159,912     $ 156,975
                                                                                   =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of
     long-term indebtedness                                                        $   9,653     $   8,657     $   9,630
   Accounts payable, trade                                                            11,891         8,647         6,025
   Accrued expenses and other current liabilities                                     17,829        13,202        16,174
                                                                                   ---------     ---------     ---------
       Total current liabilities                                                      39,373        30,506        31,829

Long-term indebtedness                                                                44,324        56,130        43,691
Other long-term liabilities                                                              245           245           245
                                                                                   ---------     ---------     ---------

       Total liabilities                                                              83,942        86,881        75,765
                                                                                   ---------     ---------     ---------

Commitments and Contingencies

Stockholders' equity
   Common stock, par value $.01 per share: authorized 20,000,000 shares; issued
     11,836,488 shares at March 2002; 11,805,754 shares at March 2001 and
     11,820,078 at December 2001                                                         118           118           118
   Paid-in capital                                                                    25,237        24,967        25,079
   Retained earnings                                                                  48,932        67,413        75,480
                                                                                   ---------     ---------     ---------
                                                                                      74,287        92,498       100,677
   Treasury stock, at cost - 2,149,325 shares                                        (19,467)      (19,467)      (19,467)
                                                                                   ---------     ---------     ---------
       Total stockholders' equity                                                     54,820        73,031        81,210
                                                                                   ---------     ---------     ---------

       Total liabilities and stockholders' equity                                  $ 138,762     $ 159,912     $ 156,975
                                                                                   =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                           -------------------------
                                                                                                             2002            2001
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net (loss) income                                                                                      $(26,548)        $    867
   Adjustments to reconcile net income to
     cash flows provided by operating activities:
       Cumulative effect of change in accounting principle for goodwill, net of taxes                       30,080
       Depreciation and amortization                                                                         1,722            2,176
       Loss on disposal of fixed assets                                                                          1               26
       Changes in assets and liabilities:
         Accounts receivable, net                                                                          (10,001)          (3,798)
         Inventories                                                                                          (654)           5,454
         Prepaid expenses and other assets                                                                    (327)            (210)
         Accounts payable, accrued expenses and other current liabilities                                    7,521            1,903
                                                                                                          --------         --------
             Net cash flows provided by operating activities                                                 1,794            6,418
                                                                                                          --------         --------

Cash flows from investing activities:
   Capital expenditures                                                                                     (2,447)          (1,684)
   Proceeds from sales of fixed assets                                                                           8              704
                                                                                                          --------         --------

             Net cash flows used for investing activities                                                   (2,439)            (980)
                                                                                                          --------         --------

Cash flows from financing activities:
   Proceeds from line of credit and term loan                                                               23,250           25,100
   Repayments under line of credit and other borrowings                                                    (22,594)         (27,256)
   Exercise of stock options                                                                                   158
                                                                                                          --------         --------

             Net cash flows provided by (used for) financing activities                                        814           (2,156)
                                                                                                          --------         --------

             Net increase  in cash                                                                             169            3,282

Cash and cash equivalents at beginning of period                                                             1,247              550
                                                                                                          --------         --------
Cash and cash equivalents at end of period                                                                $  1,416         $  3,832
                                                                                                          ========         ========

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
         Interest on debt                                                                                 $  1,529         $  1,879
         Income taxes paid (received)                                                                     $    557         $    (11)

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                             Total
                                                      Common      Treasury     Paid-in     Retained      Stockholders'
                                                      Stock        Stock       Capital     Earnings          Equity
----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 2001                          $   118    $  (19,467)   $  25,079     $ 75,480       $  81,210
Net loss for three months ended
   March 31, 2002                                                                            (26,548)        (26,548)
Issuance of 16,410 shares of common
   stock pursuant to stock option plan                                              129                          129
Income tax benefit relating to issuance
   of common stock pursuant to stock option plan                                     29                           29
                                                     -------    ----------    ---------     --------       ---------

Balance - March 31, 2002                             $   118    $  (19,467)   $  25,237     $ 48,932       $  54,820
                                                     =======    ==========    =========     ========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries. There are no unconsolidated subsidiaries. Drew's wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries ("Kinro"), Lippert Components, Inc. and its subsidiaries ("LCI"), and Lippert Tire and Axle, Inc. and its subsidiaries ("LTA"). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for manufactured homes and recreational vehicles. All significant intercompany balances and transactions have been eliminated.

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2001 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Segment Reporting

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment manufactures a variety of products used in the construction of manufactured homes, including windows and screens, chassis and chassis parts, thermo-formed bath and shower units, and axles. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis and chassis parts. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. The Company has only an insignificant amount of intersegment sales.

      Decisions concerning the allocation of the Company's resources are made by the presidents of the Company's operating subsidiaries and the president of Drew. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. The accounting policies of the MH and RV segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company's December 31, 2001 Annual Report on Form 10-K.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information relating to segments follows (in thousands):

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2002               2001
                                                                       ----               ----
                  Net sales:
                    MH segment                                       $ 40,011          $  33,685
                    RV segment                                         34,708             25,209
                                                                     --------          ---------
                         Total                                       $ 74,719          $  58,894
                                                                     ========          =========
                  Operating profit:
                    MH segment                                       $  4,081          $   2,061
                    RV segment                                          3,582              1,905
                                                                     --------          ---------
                         Total segments operating profit                7,663              3,966
                  Amortization of intangibles                            (177)              (614)
                  Corporate and other                                    (747)              (577)
                                                                     --------          ---------
                         Operating profit                               6,739              2,775
                  Interest expense, net                                   948              1,193
                                                                     --------          ---------
                         Income before income taxes and
                           cumulative effect of change in
                           accounting principle                      $  5,791          $   1,582
                                                                     ========          =========

3. Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                         March 31,
                                   --------------------    December 31,
                                     2002         2001         2001
                                   -------      -------      -------

            Finished goods         $ 7,782      $ 7,004      $ 7,272
            Work in process          1,505        1,745        1,449
            Raw Material            19,265       19,500       19,177
                                   -------      -------      -------
                Total              $28,552      $28,249      $27,898
                                   =======      =======      =======

4. Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that intangible assets acquired in a purchase

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of".

      In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. The following schedule shows pro forma net income for the quarter ended March 31, 2001, excluding goodwill amortization expense (in thousands, except per share data):

                                                 Quarter Ended March 31, 2001
                                             -----------------------------------
                                               Net         Earnings Per Share
                                             Income        Basic       Diluted
                                             ------        -----       -------

         Net income, as reported             $    867     $   .09      $    .09
         Goodwill amortization expense,
           net of taxes of $70                    388         .04           .04
                                             --------     -------      --------
                  Pro forma net income       $  1,255     $   .13      $    .13
                                             ========     =======      ========

      The Company has reviewed the classification of its intangible assets and goodwill in accordance with SFAS No. 141 and has reclassified $574,000 of other assets to goodwill.

      The Company has reassessed the useful lives of its intangible assets as required by SFAS No. 142 and determined that the existing useful lives are reasonable.

      During the first quarter, in accordance with the goodwill impairment provisions of SFAS No. 142, the Company identified its reporting units and allocated its assets and liabilities, including goodwill, to its reporting units. In addition, the Company had a valuation of certain of its reporting units done by an independent appraiser, as of January 1, 2002, to assist the company in determining if there had been an impairment in the goodwill of any of such reporting units. Based on this appraisal and additional analyses performed by the Company, it was determined that there had been an impairment of goodwill in two reporting units. As a result, the Company recorded an impairment charge of $32,905,000 offset by a tax benefit of $2,825,000. Such charge has been recorded as a cumulative effect of change in accounting principle in the quarter ended March 31, 2002.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As a result of the allocation of the goodwill and the recognition of the impairment charge, goodwill by reportable segment is as follows (in thousands):

                                                              MH Segment         RV Segment          Total
                                                              ----------         ----------          -----
         Balance - December 31, 2001                          $  33,354           $ 4,949         $  38,303
         Reclassification of other intangible assets                505                69               574
                                                              ---------           -------         ---------
           Balance - January 1, 2002                             33,859             5,018            38,877
         Impairment charge                                       30,698             2,207            32,905
                                                              ---------           -------         ---------
           Balance - March 31, 2002                           $   3,161           $ 2,811         $   5,972
                                                              =========           =======         =========

5. Long-Term Indebtedness

      Long-term indebtedness consists of the following (in thousands):

                                                                                               March 31,
                                                                                         --------------------    December 31,
                                                                                          2002         2001         2001
                                                                                         -------      -------      -------
            Senior Notes payable at the rate of $8,000 per annum commencing
              January 28, 2001 with interest payable semiannually at the
              rate of 6.95% per annum                                                    $24,000      $32,000      $32,000
            Notes payable pursuant to a credit agreement
              expiring October 15, 2003 consisting of a revolving loan, not to exceed $25,000; interest at prime rate or LIBOR plus a rate
              margin based upon the Company's performance                                  9,250       19,000          200
            Term loan due August 1, 2001; interest at prime
              rate                                                                                      5,000
            Industrial Revenue Bonds, fixed rate 5.68% to
              6.28%, due 2008 through 2015; secured by
              certain real estate and equipment                                            6,697        7,279        6,846
            Real estate mortgage payable at the rate of
              $70 per month with a balloon payment
              of $3,371 in May 2006, interest at
              9.03% per annum                                                              5,178                     5,268
            Loans secured by certain real estate and equipment,
              due 2006 to 2011, primarily fixed rate
              7.25% to 7.90%                                                               8,852        1,508        9,007
                                                                                         -------      -------      -------

                                                                                          53,977       64,787       53,321
            Less current portion                                                           9,653        8,657        9,630
                                                                                         -------      -------      -------

                 Total long-term indebtedness                                            $44,324      $56,130      $43,691
                                                                                         =======      =======      =======

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Pursuant to the Senior Notes, the credit agreement, and certain of the other loan agreements the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. Borrowings under the Senior Notes and the credit facility are secured only by capital stock of the Company's subsidiaries.

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

6. Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and warrants. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                                             Three Months Ended
                                                                   March 31,
                                                              ----------------
                                                              2002       2001
                                                              -----      -----

      Weighted average common shares outstanding - basic 9,681 9,656 Assumed issuance of common stock pertaining to
        stock options and warrants                              181          1
                                                              -----      -----
      Weighted average common shares outstanding - diluted    9,862      9,657
                                                              =====      =====

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 54 percent of consolidated net sales for the quarter ended March 31, 2002 and 60 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the construction of manufactured homes, including aluminum and vinyl windows, chassis and chassis parts, thermo-formed bath and shower units, and axles. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 46 percent of consolidated net sales for the quarter ended March 31, 2002 and 40 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis and chassis parts. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. ("LTA") operates entirely within the MH segment. At March 31, 2002 the Company's subsidiaries operated 39 plants in 18 states and one in Canada.

      On June 1, 2001, the Company's subsidiary, Kinro, acquired the assets and business of the Better Bath division of Kevco, Inc. Better Bath manufactures and sells thermo-formed bath and shower units for the manufactured housing industry and had sales of approximately $27.7 million in 2000 and $22.3 million in 2001, including $13.2 million in the seven months after its acquisition by the Company. The results of the acquired business have been included in the Company's consolidated statement of income beginning June 1, 2001. The acquisition has been accounted for as a purchase. The aggregate purchase price of approximately $10.2 million has been allocated to the underlying assets based upon their respective estimated fair values. The excess of purchase price over the fair value of net assets acquired ("goodwill") was approximately $3.1 million. The Company has not recorded any impairment of this goodwill.

      Manufactured homes are attractive, quality built, and less expensive than site-built homes. The decline in the MH industry began in the spring of 1999, but conditions have recently shown signs of improving. The extremely high inventories of finished homes in the industry, and the excessive number of retail dealers of two years ago, have now both been reduced to more acceptable levels. Also, more manufactured homes are now financed with land, often making them eligible for lower cost conventional financing. The level of repossessions remains high, however, partly due to the economic slowdown. Industry experts are projecting a modest increase in production for 2002.

      The downturn in the RV industry, which began in 2000, is beginning to show signs of improving, as industry shipments have increased. The improvement in RV industry sales was temporarily interrupted by the events of September 11, as consumer confidence, a barometer of the RV industry, was severely affected. Consumer confidence indices have been mixed, but generally trending higher in recent months. The RV industry reported that last year's retail sales were somewhat stronger than wholesale shipments, suggesting that retailers had reduced inventory levels. Consequently, any increase in retail demand will quickly lead to

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

increases in production which will ultimately increase demand for the segment's RV products. Also, the recent improvement in industry-wide RV sales may be partly the result of consumer preference for not flying and for vacationing and traveling in the U.S. rather than abroad.

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2002           2001
                                                  --------       --------
      Net sales:
        MH segment                                $ 40,011       $ 33,685
        RV segment                                  34,708         25,209
                                                  --------       --------
             Total                                $ 74,719       $ 58,894
                                                  ========       ========

      Operating profit:
        MH segment                                $  4,081       $  2,061
        RV segment                                   3,582          1,905
                                                  --------       --------
             Total segments operating profit         7,663          3,966
        Amortization of intangibles                   (177)          (614)
        Corporate and other                           (747)          (577)
                                                  --------       --------
             Total                                $  6,739       $  2,775
                                                  ========       ========

MH Segment

      Net sales of the MH segment increased 19 percent in the quarter ended March 31, 2002, from the same period last year, despite no increase in industry-wide production of manufactured homes. A 15% increase in industry-wide production in January was apparently due to inventory building by dealers. March industry production, however, was 12% lower than last March. Sales of refurbished tires and axles by the MH segment declined due to the closure of two of such facilities and the sale of a third facility in 2001. Excluding sales of refurbished axles and tires and the Better Bath operation, which was acquired after last year's first quarter, net sales increased 14 percent for the quarter.

      Operating profit of the MH segment increased $2.0 million (98 percent) in the 2002 quarter from the same period in 2001. Excluding the results of the refurbished axles and tires operation as well as the results of Better Bath, which was acquired after last year's first quarter, operating profit for the MH segment increased by 57 percent for the three months. Such operating profit was
12.2 percent of sales compared to 8.9 percent for the same quarter last year, as material costs continued to be stable, except for steel, which were lower this quarter than last year's first quarter, after rising early last year. Selling, general and administrative expenses were up in dollar terms, largely following the trend of higher sales. The operating margin achieved by Better Bath has increased in recent months as production efficiencies improved and selling, general and administrative costs declined. The refurbished axles and tires operations reduced its

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

operating loss $.3 million partly as a result of the closure of two and the sale of one of its facilities in 2001. There have been no significant selling price changes by any of the Company's operations in the quarter.

      RV Segment

      The recreational vehicle products segment achieved a 38 percent sales increase in the first quarter of 2002 compared to the first quarter of 2001, on a significant increase in its market share in both its RV chassis and its RV window and door product lines. Industry-wide shipments of RV's increased 8 percent in the quarter. Long-term growth in RV sales may result from demographic trends, as demand for RV's is strongest from the over 50 population, which is the fastest growing segment of the population

      Operating profit of the RV segment increased $1.7 million (88 percent) for the quarter. This increase is attributable to the increase in sales as well as improved operating efficiencies. The segment's profit margin increased to 10.3 percent for the quarter, compared to 7.6 percent for the 2001 quarter. The improvement in profit margin was due to slightly lower steel costs, improved operating efficiencies and spreading of fixed costs over higher sales.

      Amortization of Intangibles, Corporate and Other

      Amortization of intangibles for the quarter was $437,000 less than the prior year's quarter, primarily as a result of the Company's adoption of Statement of Financial Accounting Standards No, 142, which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually.

      Corporate and other expenses were $170,000 higher than last year's quarter as a result of higher incentive compensation based upon profit, higher professional fees for special projects, and a reduction in administrative fees charged to LBP, Inc. a former subsidiary that was spun off to shareholders in 1994.

Interest Expense, Net

      Interest expense, net decreased $245,000 from the 2001 quarter, as a result of the reduction in debt during the year as well as savings resulting from interest rate reductions.

New Accounting Standards

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that intangible assets acquired in a purchase combination must meet to be recognized apart from goodwill. Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of".

      In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. The following schedule shows pro forma net income for the quarter ended March 31, 2001, excluding goodwill amortization expense (in thousands, except per share data):

                                                Quarter Ended March 31, 2001
                                              --------------------------------
                                                Net         Earnings Per Share
                                              Income       Basic        Diluted
                                              ------       -----        -------
         Net income, as reported              $    867    $   .09     $    .09
         Goodwill amortization expense,
           net of taxes of $70                     388        .04          .04
                                              --------    -------     --------
                  Pro forma net income        $  1,255    $   .13     $    .13
                                              ========    =======     ========

      The Company has reviewed the classification of its intangible assets and goodwill in accordance with SFAS No. 141 and has reclassified $574,000 of other assets to goodwill.

      The Company has reassessed the useful lives of its intangible assets as required by SFAS No. 142 and determined that the existing useful lives are reasonable.

      During the first quarter, in accordance with the goodwill impairment provisions of SFAS No. 142, the Company identified its reporting units and allocated its assets and liabilities, including goodwill, to its reporting units. In addition, the Company had a valuation of certain of its reporting units done by an independent appraiser, as of January 1, 2002, to assist the company in determining if there had been an impairment in the goodwill of any of such reporting units. Based on this appraisal and additional analyses performed by the Company, it was determined that there had been an impairment of goodwill in two reporting units. As a result, the Company recorded an impairment charge of $32,905,000 offset by a tax benefit of $2,825,000. Such charge has been recorded as a cumulative effect of change in accounting principle in the quarter ended March 31, 2002.

      As a result of the allocation of the goodwill and the recognition of the impairment charge, goodwill by reportable segment is as follows (in thousands):

                                                              MH Segment         RV Segment          Total
                                                              ----------         ----------          -----
         Balance - December 31, 2001                          $  33,354           $ 4,949         $  38,303
         Reclassification of other intangible assets                505                69               574
                                                              ---------           -------         ---------
           Balance - January 1, 2002                             33,859             5,018            38,877
         Impairment charge                                       30,698             2,207            32,905
                                                              ---------           -------         ---------
           Balance - March 31, 2002                           $   3,161           $ 2,811         $   5,972
                                                              =========           =======         =========

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS No.143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created, which typically would be upon acquisition or completion of construction. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company is in the process of reviewing the impact of SFAS No.143 and does not anticipate that it will have a material impact on the earnings or financial position of the Company.

      Also in August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 supercedes SFAS No.121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provision of SFAS No.121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of, but excludes goodwill from its scope and provides additional guidance on the accounting for long-lived assets held for sale. The provisions of SFAS No.144 are effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted the provision of SFAS No. 144 effective January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the earnings or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Statements of Cash Flows reflect the following (in thousands):

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       2002              2001
                                                                                     ---------         --------
              Net cash flows provided by operating activities                        $   1,794         $  6,418
              Net cash flows (used for) investment activities                        $  (2,439)        $   (980)
              Net cash flows provided by (used for) financing activities             $     814         $ (2,156)

      Net cash flows from operating activities of $1.8 million compares to $6.4 million for the prior year's quarter. The lower net cash flows from operating activities this quarter is primarily the result of the $10 million increase in accounts receivable. This increase is the result of the 27% increase in sales this quarter, as well as the timing of collections. Days sales in receivables outstanding were consistent for the two quarters. Inventories rose modestly in the quarter while they declined $5.5 million in the 2001 quarter, as a result of a concerted effort to reduce inventory levels at all locations. The increase in trade payables and accruals result primarily from the timing of payment due dates. Trade payables are generally paid within the discount period. Accruals for incentive compensation based upon profits were $1.1 million higher than at March 2001.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      Cash flows used for investing activities of $2.4 million consist of capital expenditures. Capital expenditures for 2002 are expected to approximate $8 million and will be funded by cash flow from operations and new financing secured by real estate and equipment. Included in the 2002 capital expenditures will be the construction of a larger factory to replace a leased facility to provide additional capacity for the Company's rapidly growing vinyl window line. Capital expenditures for 2001 were $8.2 million, including $1.7 million in the first quarter of 2001 which was offset by $.8 million of fixed asset sales.

      Cash flows provided by financing activities for the 2002 quarter include a net increase in debt of $.6 million as well as $.2 million received from the exercise of employee stock options. Cash flows used by financing activities for the first quarter of 2001 represent net reductions in debt of $2.2 million. Total debt has been reduced by $10.8 million since March 2001 despite the $10.2 million cash paid for the acquisition of Better Bath in June 2001.

      Availability under the Company's line of credit, which was $14.3 million at March 31, 2002, is adequate to finance the Company's working capital and capital expenditure requirements. However, the Company expects to fund a portion of its current year capital expenditures with new financing secured by real estate and equipment.

      The Company has outstanding $24 million of 6.95 percent, seven year Senior Notes. Repayment of these notes is $8 million annually, of which the first two payments were made in January 2002 and 2001.

      In addition to the line of credit and the Senior Notes, in 2001 the Company improved its liquidity by raising $13.3 million through long-term equipment and real estate mortgages, and $3.7 million from the sale and leaseback of equipment.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass, ABS resin, axles and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. The Company purchased no futures contracts in 2001 or during the first quarter of 2002, and at March 31, 2002, the Company had no futures contracts outstanding. The Company experienced modest increases in its labor costs since the first quarter of 2001.

USE OF ESTIMATES

      The preparation of these financial statements requires the Company to make estimates and judgments

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, insurance obligations, lease termination obligations, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

      There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, ABS resin, axles, and tires), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions and consumer confidence may affect the retail sale of manufactured homes and recreational vehicles.

                          DREW INDUSTRIES INCORPORATED

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At March 31, 2002, the Company had no futures contracts outstanding.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2002, the Company had $44.7 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.4 million per annum.

      The Company also has a $25 million line of credit. At March 31, 2002, $9.3 million of the line of credit was borrowed. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $9.3 million, future cash flows would be affected by $.1 million per annum.

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

                                        DREW INDUSTRIES INCORPORATED

                                        Registrant


                                        By  /s/ Fredric M. Zinn
                                           ---------------------------
                                        Fredric M. Zinn
                                        Executive Vice President and
                                        Chief Financial Officer

May 15, 2002