Form 10-Q
period 2002-06-30
DREW INDUSTRIES INCORPORATED
filed 2002-08-09
CIK 763744

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the transition period from _________________ to_________________

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

                               Yes XX          No
                                  -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,825,163 shares of common stock as of July 31, 2002.

--------------------------------------------------------------------------------

                 DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                  (UNAUDITED)


          ------------------------------------------------------------


                                                                          Page

PART I - FINANCIAL INFORMATION

      CONSOLIDATED STATEMENTS OF INCOME                                      3

      CONSOLIDATED BALANCE SHEETS                                            4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                  5

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                         6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7-11


      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                12-19

      Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                                  20


PART II - OTHER INFORMATION
   Not applicable


SIGNATURES                                                                  21

SECTION 906 CERTIFICATION                                                   21

                            DREW INDUSTRIES INCORPORATED
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



                                                        Six  Months Ended     Three Months Ended
                                                              June 30,             June 30,
                                                      ---------------------   ------------------
                                                         2002        2001       2002      2001
------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                             $ 163,592    $130,688   $88,873   $71,794
Cost of sales                                           123,682     102,099    67,121    55,070
                                                      ---------    --------   -------   -------
  Gross profit                                           39,910      28,589    21,752    16,724
Selling, general and administrative
  expenses                                               24,632      19,505    13,213    10,415
                                                      ---------    --------   -------   -------
  Operating profit                                       15,278       9,084     8,539     6,309
Interest expense, net                                     1,838       2,259       890     1,066
                                                      ---------    --------   -------   -------
  Income before income taxes and cumulative
    effect of change in accounting principle             13,440       6,825     7,649     5,243
Provision for income taxes                                5,142       2,988     2,883     2,273
                                                      ---------    --------   -------   -------
  Income before cumulative effect of cha  nge in
    accounting principle                                  8,298       3,837     4,766     2,970
Cumulative effect of change in accounting principle
  for goodwill (net of taxes of $2,825)                 (30,080)
                                                      ---------    --------   -------   -------
   Net (loss) income                                  $ (21,782)   $  3,837   $ 4,766   $ 2,970
                                                      =========    ========   =======   =======

Net income (loss) per common share:
Income before cumulative effect of change
  in accounting principle:
   Basic                                              $     .85    $    .40   $   .49   $   .31
                                                      =========    ========   =======   =======
   Diluted                                            $     .84    $    .40   $   .48   $   .31
                                                      =========    ========   =======   =======
Cumulative effect of change in
   accounting principle for goodwill,
   net of taxes:

   Basic                                              $   (3.10)   $     --   $    --   $    --
                                                      =========    ========   =======   =======
   Diluted                                            $   (3.03)   $     --   $    --   $    --
                                                      =========    ========   =======   =======
Net (loss) income:
   Basic                                              $   (2.24)   $    .40   $   .49   $   .31
                                                      =========    ========   =======   =======
   Diluted                                            $   (2.19)   $    .40   $   .48   $   .31
                                                      =========    ========   =======   =======

Weighted average common shares
   outstanding:
   Basic                                                  9,717       9,656     9,753     9,656
                                                      =========    ========   =======   =======
   Diluted                                                9,924       9,657     9,987     9,657
                                                      =========    ========   =======   =======


The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           June 30,
                                                      ------------------  December 31,
                                                        2002       2001       2001
--------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and short-term investments                     $  1,633   $  3,139   $  1,247
  Accounts receivable, trade, less allowances           22,360     19,924     10,733
  Inventories                                           32,922     29,834     27,898
  Prepaid expenses and other current assets              4,062      4,395      4,427
                                                      --------   --------   --------

     Total current assets                               60,977     57,292     44,305

Fixed assets, net                                       72,643     67,923     69,944
Goodwill, net                                            5,972     39,620     38,303
Other intangible assets                                    881      1,013      1,073
Other assets                                             5,688      2,704      3,350
                                                      --------   --------   --------

     Total assets                                     $146,161   $168,552   $156,975
                                                      ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable, including current maturities of
   long-term indebtedness                             $  9,639   $  9,310   $  9,630
  Accounts payable, trade                               15,406     12,606      6,025
  Accrued expenses and other current liabilities        18,996     16,448     16,174
                                                      --------   --------   --------
     Total current liabilities                          44,041     38,364     31,829

Long-term indebtedness                                  40,633     53,942     43,691
Other long-term liabilities                                260        245        245
                                                      --------   --------   --------

     Total liabilities                                  84,934     92,551     75,765
                                                      --------   --------   --------

Commitments and Contingencies

Stockholders' equity
  Common stock, par value $.01 per share:
   authorized 20,000,000 shares; issued
   11,964,688 shares at June 2002; 11,805,754
   shares at June 2001 and 11,820,078
   at December 2001                                        120        118        118
Paid-in capital                                         26,876     24,967     25,079
Retained earnings                                       53,698     70,383     75,480
                                                      --------   --------  ---------
                                                        80,694     95,468    100,677
Treasury stock, at cost - 2,149,325 shares             (19,467)   (19,467)   (19,467)
                                                     ---------  ---------  ---------
   Total stockholders' equity                           61,227     76,001     81,210
                                                     ---------  ---------  ---------

   Total liabilities and stockholders' equity        $ 146,161  $ 168,552  $ 156,975
                                                     =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Months Ended
                                                                    June 30,
                                                             --------------------
                                                                2002        2001
---------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net (loss) income                                          $(21,782)   $  3,837
  Adjustments to reconcile net income to
   cash flows provided by operating activities:
     Cumulative effect of change in accounting
     principle for goodwill, net of taxes                      30,080
     Depreciation and amortization                              3,510       4,261
     Loss on disposal of fixed assets                               7          49
     Changes in assets and liabilities:
      Accounts receivable, net                                (11,627)     (5,120)
      Inventories                                              (5,024)      4,901
      Prepaid expenses and other assets                           (18)       (535)
      Accounts payable, accrued expenses and other
      current liabilities                                      12,203       7,873
                                                             --------    --------
         Net cash flows provided by operating activities        7,349      15,266
                                                             --------    --------

Cash flows from investing activities:
  Capital expenditures                                         (5,143)     (4,038)
  Acquisition of company's net assets and business               (601)     (9,378)
  Proceeds from sales of fixed assets                              16         730
                                                             --------    --------

         Net cash flows used for investing activities          (5,728)    (12,686)
                                                             --------    --------

Cash flows from financing activities:
  Proceeds from line of credit                                 39,250      42,000
  Proceeds from loans secured by real estate and equipment                  7,190
  Proceeds from sale and leaseback of equipment                             3,700
  Repayments under line of credit and other borrowings        (42,299)    (52,635)
  Exercise of stock options                                     1,799
  Other                                                            15        (246)
                                                             --------    --------
         Net cash flows (used for) provided by
           financing activities                                (1,235)          9
                                                             --------    --------

         Net increase  in cash                                    386       2,589

Cash and cash equivalents at beginning of period                1,247         550
                                                             --------    --------
Cash and cash equivalents at end of period                   $  1,633    $  3,139
                                                             ========    ========

Supplemental disclosure of cash flows information:
        Cash paid during the period for:
      Interest on debt                                       $  2,018    $  2,375
      Income taxes paid                                      $  5,197    $  1,910

The accompanying notes are an integral part of these consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                     Total
                                        Common   Treasury   Paid-in     Retained  Stockholders'
                                         Stock    Stock     Capital     Earnings     Equity
--------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 2001            $   118    $(19,467)   $25,079   $ 75,480    $81,210
Net loss for six months ended
  June 30, 2002                                                          (21,782)   (21,782)
Issuance of 144,610 shares of
  common stock pursuant to stock
  option plan                                2                  1,556                 1,558
Income tax benefit relating to
   issuance of common stock pursuant
   to stock option plan                                           241                   241
                                       --------    --------    -------   --------   -------

Balance - June 30, 2002                $    120    $(19,467)   $26,876   $ 53,698   $61,227
                                       ========    ========    =======   ========   =======


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

      Except for the change in accounting for stock options, described in Note 7, the Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2001 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Information relating to segments follows (in thousands):

                                    Six Months Ended        Three Months Ended
                                        June 30,                  June 30,
                                 ----------------------     ------------------
                                   2002         2001        2002         2001
-------------------------------------------------------------------------------
Net sales:
   MH segment                    $  84,778    $  76,687    $ 44,767    $ 43,002
   RV segment                       78,814       54,001      44,106      28,792
                                 ---------    ---------    --------    --------
    Total                        $ 163,592    $ 130,688    $ 88,873    $ 71,794
                                 =========    =========    ========    ========

Operating profit:
   MH segment                    $   9,521    $   6,649    $  5,440    $  4,588
   RV segment                        7,638        4,801       4,056       2,896
                                 ---------    ---------    --------    --------
    Total segments
      operating profit              17,159       11,450       9,496       7,484
Amortization of intangibles           (359)      (1,251)       (182)       (637)
Corporate and other                 (1,522)      (1,115)       (775)       (538)
                                 ---------    ---------    --------    --------
    Operating profit                15,278        9,084       8,539       6,309
Interest expense, net                1,838        2,259         890       1,066
                                 ---------    ---------    --------    --------
    Income before income taxes
      and cumulative effect of
      change in accounting
      principle                  $  13,440    $   6,825    $  7,649    $  5,243
                                 =========    =========    ========    ========

3.    Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                          June 30,
                                    -------------------     December 31,
                                      2002        2001         2001
                                      ----        ----         ----

            Finished goods          $ 8,192     $ 7,207      $ 7,272
            Work in process           1,710       1,401        1,449
            Raw Material             23,020      21,226       19,177
                                    -------     -------      -------
               Total                $32,922     $29,834      $27,898
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

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. The following schedule shows pro forma net income for the six months and three months ended June 30, 2001, excluding goodwill amortization expense (in thousands, except per share data):



                                       Six Months Ended               Three Months Ended
                                         June 30, 2001                  June 30, 2001
                                  ---------------------------    ---------------------------
                                           Earnings Per Share             Earnings Per Share
                                   Net     ------------------     Net     ------------------
                                  Income    Basic    Diluted     Income    Basic    Diluted
                                  ------    -----    -------     ------    -----    -------
Net income, as reported
Goodwill amortization expense,    $3,837     $.40     $.40       $2,970    $.31      $.31
  net of taxes of $144 for the
  six months and $74 for the
  three months                       783      .08      .08          395     .04       .04
                                  ------     ----     ----       ------    ----      ----
   Pro forma net income           $4,620     $.48     $.48       $3,365    $.35      $.35
                                  ======     ====     ====       ======    ====      ====

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

      During the first quarter the Company also reviewed the classification of its intangible assets and goodwill in accordance with SFAS No. 141 and reclassified $574,000 of other assets to goodwill.

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As a result of the allocation of the goodwill and the recognition of the impairment charge, goodwill by reportable segment is as follows (in thousands):

                                          MH Segment   RV Segment    Total
                                          ----------   ----------   -------

      Balance - December 31, 2001          $33,354       $4,949     $38,303
      Reclassification of other
        intangible assets                      505           69         574
                                           -------       ------     -------
        Balance - January 1, 2002           33,859        5,018      38,877
      Impairment charge                     30,698        2,207      32,905
                                           -------       ------     -------
        Balance - June 30, 2002            $ 3,161       $2,811     $ 5,972
                                           =======       ======     =======

5.    Long-Term Indebtedness

      Long-term indebtedness consists of the following (in thousands):

                                                            June 30,
                                                      -----------------  December 31,
                                                        2002      2001       2001
                                                      -------   -------    -------
Senior Notes payable at the rate of $8,000
  per annum commencing January28, 2001 with
  interest payable semiannually at the
  rate of 6.95% per annum                             $24,000   $32,000    $32,000
Notes payable pursuant to a credit
  agreement expiring October 15, 2003
  consisting of a revolving loan, not to
  exceed $25,000; interest at prime
  rate, or LIBOR plus a rate margin (1.7%
  during the second quarter) based
  upon the Company's performance                        5,950    15,500        200
Industrial Revenue Bonds, fixed rate 5.68% to
  6.28%, due 2008 through 2015; secured by
  certain real estate and equipment                     6,547     7,137      6,846
Real estate mortgage payable at the rate of
  $70 per month with a balloon payment
  of $3,371 in May 2006, interest at
  9.03% per annum                                       5,085     5,472      5,268
Loans secured by certain real estate and equipment,
  due 2006 to 2011, primarily fixed rate
  7.25% to 7.90%                                        8,690     3,143      9,007
                                                      -------   -------    -------

                                                       50,272    63,252     53,321
Less current portion                                    9,639     9,310      9,630
                                                      -------   -------    -------

   Total long-term indebtedness                       $40,633   $53,942    $43,691
                                                      =======   =======    =======

      Pursuant to the Senior Notes, the credit agreement, and certain of the other loan agreements the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial

                          DREW INDUSTRIES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements. Borrowings under the Senior Notes and the credit facility are secured only by capital stock of the Company's subsidiaries.

      The Company pays a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit.

6.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                            Six Months Ended      Three Months Ended
                                                 June 30,              June 30,
                                            ----------------      -----------------
                                             2002      2001        2002        2001
                                             ----      ----        ----        ----
        Weighted average common shares
         outstanding - basic                 9,717     9,656       9,753      9,656
        Assumed issuance of common stock
         pertaining to stock options           207         1         234          1
                                            ------    ------      ------     ------
        Weighted average common shares
         outstanding - diluted               9,924     9,657       9,987      9,657
                                            ======    ======      ======     ======

7.    Stock Options

      As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. All future employee stock options will be expensed over the stock option vesting period based on fair value at the date the options are granted.

      Historically, the Company had applied the "disclosure only"option of SFAS
123. Accordingly, no compensation cost has been recognized for previously granted stock options.

      The adoption of this new accounting policy for stock options has no impact on the financial statements as of and for the six months ended June 30, 2002, since no stock options have been granted this year. Had the Company previously adopted this new accounting policy, diluted earnings per share would have been reduced by $.02 for the six months ended June 30, 2002.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the manufactured housing products segment (the "MH segment") and the recreational vehicle products segment (the "RV segment"). The MH segment, which accounted for 52 percent of consolidated net sales for the six months ended June 30, 2002 and 60 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the construction of manufactured homes, including aluminum and vinyl windows and screens, chassis and chassis parts, thermo-formed bath and shower units, and axles. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment, which accounted for 48 percent of consolidated net sales for the six months ended June 30, 2002 and 40 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis and chassis parts. The MH segment and the RV segment primarily sell their products to the producers of manufactured homes and recreational vehicles, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments, while Lippert Tire and Axle, Inc. ("LTA") operates entirely within the MH segment. At June 30, 2002 the Company's subsidiaries operated 40 plants in 18 states and one in Canada.

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

      Manufactured homes are attractive, quality built, and less expensive than site-built homes. A decline in production by the MH industry began in the spring of 1999. Credit availability, high interest rate spreads between conventional mortgages and manufactured housing mortgages, and excessive repossessions remain problems for the industry. Retail demand for manufactured homes has remained strong, as manufactured homes have improved dramatically in appearance and quality, and still represent a significant cost advantage over site-built homes. Sales of homes have been constrained by the limited availability of affordable financing. As a result, the manufactured housing industry is predicting that approximately 180,000 new homes will be produced during 2002, down 7 percent from 2001. To reach 180,000 units this year, production in the second half of the year would have to be 8 percent below last year's levels. Industry production for June 2002 was 17 percent below last June. As a result of market share gains and efficiency improvements, Drew's manufactured housing segment has remained profitable throughout this extended industry-wide slump.

      The RV industry has reported higher shipment levels this year, after a downturn which began in 2000. This year the Company's RV product segment has outpaced the growth of the overall industry, which grew a reported 19 percent in the second quarter of 2002. The RV industry reported that retail sales have been somewhat stronger than wholesale shipments. Market share gains were accomplished in both the RV chassis product line and the RV window and door product line. The Company's RV products segment, as well as the entire RV industry, has been bolstered by the increased preference for domestic vacations rather than foreign air travel. Increasing RV sales are also being driven by positive demographics as demand for RV's is strongest from the over 50 population, which is the fastest

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

growing segment of the population. In recent years, the Recreation Vehicle Industrial Association has started a campaign to attract customers in the 35 to 54 age group. In the last four years, the number of RV's owned by those 35 to 54 grew faster than all other age groups.

RESULTS OF OPERATIONS

   Net sales and operating profit are as follows (in thousands):

                      Six Months Ended June 30,Three Months Ended June 30,
                      ----------------------------------------------------
                             2002       2001          2002      2001
                             ----       ----          ----      ----
   Net sales:
     MH segment            $ 84,778   $ 76,687      $ 44,767  $ 43,002
     RV segment              78,814     54,001        44,106    28,792
                           --------   --------      --------  --------
      Total                $163,592   $130,688      $ 88,873  $ 71,794
                           ========   ========      ========  ========

   Operating profit:
     MH segment            $  9,521   $  6,649      $  5,440  $  4,588
     RV segment               7,638      4,801         4,056     2,896
                           --------   --------      --------  --------
      Total segments
         operating profit    17,159     11,450         9,496     7,484
     Amortization of
      intangibles              (359)    (1,251)         (182)     (637)
     Corporate and other     (1,522)    (1,115)         (775)     (538)
                           --------   --------      --------  --------
      Total                $ 15,278   $  9,084      $  8,539  $  6,309
                           ========   ========      ========  ========

      On a consolidated basis, the Company's operating profit, or EBIT, was 9.6 percent of net sales for the second quarter and 9.3 percent of net sales for the six months of 2002. These results compare to a margin of 8.8 percent for the second quarter and 7.0 percent for the six months ended June 30, 2001. This margin increase was due to market share gains, profits from Better Bath, and some efficiency improvements. The increase in margins was a bit less than expected, as a result of approximately $.5 million of start-up costs which were incurred between a new plant in Portland, Oregon, which is opening in the third quarter, and other new business obtained on the west coast during the second quarter.

      The Company has a goal of achieving a consolidated operating margin of 10 percent on an annual basis, but that goal will probably not be achieved this year. The Company's results are seasonal, so a 10 percent margin must be exceeded in peak months in order to achieve the target for the year.

      MH Segment

      Net sales of the MH segment increased 11 percent in the six months and 4 percent in the quarter ended June 30, 2002, from the same periods last year, despite a 5 percent decline in industry-wide production of manufactured homes for the six months ended June. The Company outperformed the industry primarily because of market share gains from sales of its high-end vinyl window products. Sales from the acquisition of Better Bath in June 2001 were largely offset by a decrease in sales due to the contraction of the Company's axle and tire business.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


      Operating profit of the MH segment increased $2.9 million (43 percent) in the six month period and $.9 million (19 percent) in the quarter ended June 30, 2002, from the same period in 2001. Excluding the results of the refurbished axles and tires operation as well as the results of Better Bath, which was acquired in June 2001, operating profit for the MH segment increased by 27 percent for the six months. Operating profit of the segment was 11.2 and 12.2 percent of sales for the six months and quarter ended June 30, 2002, respectively, compared to 8.7 percent and 10.7 percent for the same periods in 2001. Overall, material costs were fairly stable, with some rising and some falling. One area that was up and may continue to go up is related to certain steel costs, which were up 10 to 15 percent in the quarter, and are expected to increase further in the third quarter. This cost increase had only a modest impact on results in the second quarter, but the full impact of these cost increases could reach $300,000 to $400,000 per month. However, the Company has had some success passing these steel cost increases through to customers, and these sales price increases, which will be effective later in the third quarter, should cover more than half of the steel cost increases. Selling, general and administrative expenses were up in dollar terms, largely following the trend of higher sales. The operating margin achieved by Better Bath has increased in recent months as production efficiencies improved and selling, general and administrative costs declined.

      RV Segment

      The recreational vehicle products segment achieved a 46 percent sales increase in the first six months of 2002 compared to the first six months of 2001, and a 53 percent second quarter to second quarter increase, as a result of a significant increase in the market share of both its RV chassis and its RV window and door product lines. The sales gains far exceeded the 14 percent increase in industry-wide shipments of RV's in the six months ended June 2002. Long-term growth in RV sales may result from demographic trends, as demand for RV's is strongest from the over 50 population, which is the fastest growing segment of the population. In recent years, the Recreation Vehicle Industrial Association has started a campaign to attract customers in the 35 to 54 age group, which has been successful. In addition, RV sales have been bolstered by the increased preference for domestic vacations rather than foreign air travel.

      Operating profit of the RV segment increased $2.8 million (59 percent) for the six months and $1.2 million (40 percent) for the quarter ended June 30, 2002. This increase is attributable to the increase in sales. The segment's profit margin was 9.7 percent for the six months and 9.2 percent for the quarter, compared to 8.9 percent and 10.0 percent for the 2001 periods. The second quarter profit margin was affected by approximately $.5 million of startup costs relating to a new facility opening in the third quarter and other recently obtained business in the second quarter of 2002.

      Amortization of Intangibles, Corporate and Other

      Amortization of intangibles decreased $892,000 for the six months and $455,000 for the quarter from the same periods in the prior year, primarily as a result of the Company's adoption of Statement of Financial Accounting
Standards No, 142, which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Excluding goodwill amortization expense, pro forma net income would have been increased $783,000 ($.08 per share) for the six months and $395,000 ($.04 per share) for the quarter ended June 30, 2001.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      Corporate and other expenses for the six months were $407,000 higher than last year's period as a result of higher incentive compensation based upon profit, higher professional fees for special projects, higher insurance costs, and a reduction in administrative fees charged to LBP, Inc. a former subsidiary that was spun off to shareholders in 1994. The increase in corporate and other expenses was $237,000 for the second quarter over the second quarter of 2001.

Interest Expense, Net

      Interest expense, net decreased $421,000 for the six months and $176,000 for the quarter from the same periods in 2001, as a result of the reduction in debt during the year as well as savings resulting from interest rate reductions.

Recently Adopted and New Accounting Standards

      As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in statement of Financial accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. All future employee stock options will be expensed over the stock option vesting period based on fair value at the date the options are granted.

      Historically, the Company had applied the "disclosure only"option of SFAS
123. Accordingly, no compensation cost has been recognized for previously granted stock options.

      The adoption of this new accounting policy for stock options has no impact on the financial statements as of and for the six months ended June 30, 2002, since no stock options have been granted this year. Had the Company previously adopted this new accounting policy, diluted earnings per share would have been reduced by $.02 for the six months ended June 30, 2002.

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

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. The following schedule shows pro forma net income for the six months and the quarter ended June 30, 2001, excluding goodwill amortization expense (in thousands, except per share data):

                                              Six Months Ended          Three Months Ended
                                                June 30, 2001             June 30, 2001
                                        --------------------------   ------------------------
                                                Earnings Per Share         Earnings per Share
                                         Net    ------------------   Net   ------------------
                                        Income    Basic    Diluted  Income   Basic    Diluted
                                        ------    -----    -------  ------   -----    -------
Net income, as reported                 $3,837   $  .40    $  .40   $2,970   $  .31   $  .31
Goodwill amortization expense,
  net of taxes of $144 for the six
  months and $74 for the three months      783      .08       .08      395      .04      .04
                                        ------   ------    ------   ------   ------   ------
   Pro forma net income                 $4,620   $  .48    $  .48   $3,365   $  .35   $  .35
                                        ======   ======    ======   ======   ======   ======

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

      During the first quarter, the Company also reviewed the classification of its intangible assets and goodwill in accordance with SFAS No. 141 and has reclassified $574,000 of other assets to goodwill.

      As a result of the allocation of the goodwill and the recognition of the impairment charge, goodwill by reportable segment is as follows (in thousands):

                                                MH Segment  RV Segment   Total
                                                ----------  ----------   -----
   Balance - December 31, 2001                    $33,354     $4,949    $38,303
   Reclassification of other intangible
     assets                                           505         69        574
                                                  -------     ------    -------
     Balance - January 1, 2002                     33,859      5,018     38,877
   Impairment charge                               30,698      2,207     32,905
                                                  -------     ------    -------
     Balance - March 31, 2002 and June 30, 20     $23,161     $2,811    $ 5,972
                                                  =======     ======    =======

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

      Also in August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provision of SFAS No.121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of, but excludes goodwill from its scope and provides additional guidance on the accounting for long-lived assets held for sale. The provisions of SFAS No.144 are effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted the provision of SFAS No. 144 effective January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the earnings or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   The Statements of Cash Flows reflect the following (in thousands):

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           2002        2001
                                                           ----        ----
  Net cash flows provided by operating activities        $ 7,349    $ 15,266
  Net cash flows (used for) investment activities        $(5,728)   $(12,686)
  Net cash flows (used for) provided by financing
      activit$es                                         $(1,235)   $      9

      Net cash flows from operating activities of $7.3 million for the six months ended June 30, 2002 were approximately $7.9 million lower than such cash flows in the comparable period last year, despite the $4.5 million increase in income before the cumulative effect of change in accounting principle for goodwill. The lower net cash flows from operating activities in the current year is primarily attributable to:

      a. The larger seasonal increase in accounts receivable due to the increase in sales over the prior year, as well as the timing of collections. Days sales outstanding of receivables were approximately the same at the end of June 2002 and 2001.

      b. The seasonal increase in inventories this year compared to a decline in inventories in the prior year. The decline in the prior year resulted from a concerted effort to reduce inventories at all locations. Inventories at June 30, 2002 are up only 10 percent from June 30, 2001 despite the 24 percent increase in sales in the second quarter.

      c. The larger increase in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of payment due dates and purchases. Trade payables are generally paid within the discount period. Accruals for incentive compensation based upon profits (affecting in excess of 150 employees) were $1.4 million higher than at June 2001.

                            DREW INDUSTRIES INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (Continued)

      Cash flows used for investing activities of $5.7 million consist of capital expenditures. Capital expenditures for 2002 are expected to approximate $9 million, funded by cash flow from operations and new financing secured by real estate and equipment. Included in the 2002 capital expenditures will be the construction of a larger factory to replace a leased facility to provide additional capacity for the Company's rapidly growing vinyl window line. Capital expenditures for 2001 were $8.2 million, including $4.0 million in the first six months of 2001 which was offset by $.7 million of fixed asset sales. Investing activities for the period ended June 2001 include $9.4 million relating to the acquisition of Better Bath.

      Cash flows used for financing activities for the 2002 six month period include a net decrease in debt of $3.0 million partially offset by $1.8 million received from the exercise of employee stock options. For the six month period in 2001 new borrowings of $10.9 million secured by real estate and equipment, were offset by a net reduction of other debt. Total debt at June 30, 2002 is $13.2 million less than at June 30, 2001.

      Availability under the Company's line of credit, which was $17.6 million at June 30, 2002, is adequate to finance the Company's working capital and capital expenditure requirements. However, the Company expects to fund a portion of its current year capital expenditures with new financing secured by real estate and equipment.

      The Company has outstanding $24 million of 6.95 percent, seven year Senior Notes. Repayment of these notes is $8 million annually, of which the first two payments were made in January 2002 and 2001.

      In addition to the line of credit and the Senior Notes, in 2001 the Company improved its liquidity by raising $13.3 million through long-term equipment and real estate mortgages, and $3.7 million from the sale and leaseback of equipment. Subsequent to the end of the second quarter of 2002, the Company raised $2.75 million through an Industrial Revenue Bond that is being used to construct a factory providing for the expansion of the Company's vinyl window line.

OATHS OF EXECUTIVE OFFICERS

      The Securities and Exchange Commission is now requiring that the CEOs and CFOs of approximately 950 of the largest public companies file statements under oath to the effect that they know of no material misstatements or omissions in the financial statements. Although the Company is not one of the 950 largest public companies, the Company's CEO and CFO will be filing such statements with the SEC on a voluntary basis, beginning this quarter. In addition, the Chairman of the Board and of the Audit Committee, will file the same oath regarding the Company's financial statements.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass, ABS resin, axles and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. The Company purchased no futures contracts in 2001 or 2002, and at June 30, 2002, the Company had no futures contracts outstanding. The Company experienced modest increases in its labor costs since the first quarter of 2001.

                          DREW INDUSTRIES INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

USE OF ESTIMATES

      The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, insurance obligations, lease termination obligations, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At June 30, 2002, the Company had no futures contracts outstanding. Certain steel costs increased 10 percent to 15 percent in the second quarter and are expected to increase further in the third quarter.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2002, the Company had $44.1 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.4 million per annum.

      The Company also has a $25 million line of credit. At June 30, 2002, $6.0 million of the line of credit was borrowed. The Company also had $0.2 million of other variable rate borrowings. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $6.2 million, future cash flows would be affected by $.1 million per annum.

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

                                       DREW INDUSTRIES INCORPORATED
                                       Registrant

                                       By  /s/ Fredric M. Zinn
                                          ---------------------------
                                       Fredric M. Zinn
                                       Executive Vice President and
                                       Chief Financial Officer
August 7, 2002


                              SECTION 906 CERTIFICATION

The undersigned, Leigh J. Abrams, Principal Executive Officer, and Fredric M. Zinn, Principal Financial Officer, hereby certify that:

      a) The foregoing Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      b) The information contained in the foregoing Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                       By  /s/ Leigh J. Abrams
                                          ---------------------------
                                       Leigh J. Abrams
                                       President, Chief Executive Officer and
                                       Principal Executive Officer


                                       By  /s/ Fredric M. Zinn
                                          ---------------------------
                                       Fredric M. Zinn
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Principal Financial Officer
August 7, 2002