Form 10-Q
period 2002-09-30
DREW INDUSTRIES INCORPORATED
filed 2002-11-13
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2002

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

                               Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,868,163 shares of common stock as of November 1, 2002.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME                           3

         CONDENSED CONSOLIDATED BALANCE SHEETS                                 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY              6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7-12

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         13-20

         Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                  ABOUT MARKET RISK                                           21

         Item 4 - CONTROLS AND PROCEDURES                                     22

PART II - OTHER INFORMATION
         Item 1 - Legal proceedings                                           23

         Item 6 - Exhibits and Reports on Form 8-K                            23

SIGNATURES                                                                    24

SECTION 906 CERTIFICATION                                                     24

SECTION 302 CERTIFICATION                                                  25-26

                          DREW INDUSTRIES INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Nine Months Ended        Three Months Ended
                                                             September 30,            September 30,
                                                       -----------------------     -------------------
                                                         2002           2001        2002         2001
------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                              $ 256,530      $205,971     $92,938     $75,283
Cost of sales                                            195,137       159,609      71,455      57,510
                                                       ---------      --------     -------     -------
   Gross profit                                           61,393        46,362      21,483      17,773
Selling, general and administrative expenses              37,689        31,166      13,057      11,661
                                                       ---------      --------     -------     -------
   Operating profit                                       23,704        15,196       8,426       6,112
Interest expense, net                                      2,744         3,321         906       1,062
                                                       ---------      --------     -------     -------
   Income before income taxes and cumulative
     effect of change in accounting principle             20,960        11,875       7,520       5,050
Provision for income taxes                                 7,961         5,043       2,819       2,055
                                                       ---------      --------     -------     -------
   Income before cumulative effect of change
     in accounting principle                              12,999         6,832       4,701       2,995
Cumulative effect of change in accounting
   principle for goodwill (net of taxes of $2,825)       (30,080)
                                                       ---------      --------     -------     -------
     Net (loss) income                                 $ (17,081)     $  6,832     $ 4,701     $ 2,995
                                                       =========      ========     =======     =======

Net income per common share:
Income before cumulative effect of change
   in accounting principle:
     Basic                                             $    1.33      $    .71     $   .48     $   .31
                                                       =========      ========     =======     =======
     Diluted                                           $    1.30      $    .71     $   .47     $   .31
                                                       =========      ========     =======     =======
Cumulative effect of change in accounting
   principle for goodwill, net of taxes:
     Basic                                             $   (3.08)     $     --     $    --     $    --
                                                       =========      ========     =======     =======
     Diluted                                           $   (3.02)     $     --     $    --     $    --
                                                       =========      ========     =======     =======
Net (loss) income:
     Basic                                             $   (1.75)     $    .71     $   .48     $   .31
                                                       =========      ========     =======     =======
     Diluted                                           $   (1.71)     $    .71     $   .47     $   .31
                                                       =========      ========     =======     =======
Weighted average common shares outstanding:
     Basic                                                 9,757         9,658       9,836       9,661
                                                       =========      ========     =======     =======
     Diluted                                               9,970         9,663      10,062       9,676
                                                       =========      ========     =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September
                                                             ------------------------   December 31,
                                                               2002           2001           2001
----------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and short-term investments                           $   2,107      $   1,002      $   1,247
   Accounts receivable, trade, less allowances                  22,664         21,905         10,733
   Inventories                                                  34,934         28,741         27,898
   Prepaid expenses and other current assets                     5,941          3,736          4,427
                                                             ---------      ---------      ---------
       Total current assets                                     65,646         55,384         44,305
Fixed assets, net                                               74,097         68,966         69,944
Goodwill, net                                                    6,912         38,798         38,303
Other intangible assets                                            922            926          1,073
Other assets                                                     5,560          3,946          3,350
                                                             ---------      ---------      ---------

       Total assets                                          $ 153,137      $ 168,020      $ 156,975
                                                             =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of
     long-term indebtedness                                  $   9,900      $   9,555      $   9,630
   Accounts payable, trade                                      13,910         11,882          6,025
   Accrued expenses and other current liabilities               20,526         18,020         16,174
                                                             ---------      ---------      ---------

       Total current liabilities                                44,336         39,457         31,829

Long-term indebtedness                                          42,052         49,251         43,691
Other long-term liabilities                                        275            245            245
                                                             ---------      ---------      ---------

       Total liabilities                                        86,663         88,953         75,765
                                                             ---------      ---------      ---------

Commitments and Contingencies
Stockholders' equity
   Common stock, par value $.01 per share: authorized
     20,000,000 shares; issued 12,004,188 shares at
     September 2002; 11,814,078 shares at September 2001
     and 11,820,078 at December 2001                               120            118            118
   Paid-in capital                                              27,422         25,038         25,079
   Retained earnings                                            58,399         73,378         75,480
                                                             ---------      ---------      ---------
                                                                85,941         98,534        100,677
   Treasury stock, at cost - 2,149,325 shares                  (19,467)       (19,467)       (19,467)
                                                             ---------      ---------      ---------
       Total stockholders' equity                               66,474         79,067         81,210
                                                             ---------      ---------      ---------

       Total liabilities and stockholders' equity            $ 153,137      $ 168,020      $ 156,975
                                                             =========      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              ----------------------
                                                                                2002          2001
----------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net (loss) income                                                          $(17,081)     $  6,832
   Adjustments to reconcile net income to cash flows
     provided by operating activities:
       Cumulative effect of change in accounting principle
         for goodwill, net of taxes                                             30,080
       Depreciation and amortization                                             5,374         6,385
       Loss on disposal of long-lived assets                                       149           172
       Deferred compensation                                                        40
       Changes in assets and liabilities:
         Accounts receivable, net                                              (11,931)       (7,101)
         Inventories                                                            (7,036)        4,818
         Prepaid expenses and other assets                                      (1,928)         (797)
         Accounts payable, accrued expenses and other current liabilities       12,237         8,657
                                                                              --------      --------
             Net cash flows provided by operating activities                     9,904        18,966
                                                                              --------      --------

Cash flows from investing activities:
   Capital expenditures                                                         (8,462)       (6,290)
   Acquisition of companies' net assets and business                            (1,816)      (10,402)
   Sale of reconditioned axle and tire facility                                                1,786
   Proceeds from sales of fixed assets                                             268           758
                                                                              --------      --------
             Net cash flows used for investing activities                      (10,010)      (14,148)
                                                                              --------      --------
Cash flows from financing activities:
   Proceeds from line of credit                                                 61,600        53,950
   Proceeds from loans secured by real estate and equipment                      2,750        13,317
   Proceeds from sale and leaseback of equipment                                               3,700
   Repayments under line of credit and other borrowings                        (65,719)      (75,158)
   Exercise of stock options                                                     2,305           (71)
   Other                                                                            30          (104)
                                                                              --------      --------

             Net cash flows provided by (applied to) financing activities          966        (4,366)
                                                                              --------      --------
             Net increase in cash                                                  860           452

Cash and cash equivalents at beginning of period                                 1,247           550
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $  2,107      $  1,002
                                                                              ========      ========

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest on debt                                                     $  3,303      $  4,084
         Income taxes paid                                                    $  7,954      $  4,109

The accompanying notes are an integral part of these condensed consolidated financial statements

                          DREW INDUSTRIES INCORPORATED
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                              Total
                                                      Common       Treasury       Paid-in     Retained    Stockholders'
                                                       Stock         Stock        Capital     Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 2001                          $     118     $ (19,467)     $25,079     $ 75,480      $ 81,210
Net income (loss) for nine months ended
     September 30, 2002                                                                        (17,081)      (17,081)
Issuance of 184,110 shares of common stock
     pursuant to stock option plan                           2                      1,988                      1,990
Income tax benefit relating to issuance of
     common stock pursuant to stock option plan                                       315                        315
Deferred stock units issued to directors in lieu
     of cash fees                                                                      40                         40
                                                     ---------     ---------      -------     --------      --------

Balance - September 30, 2002                         $     120     $ (19,467)     $27,422     $ 58,399      $ 66,474
                                                     =========     =========      =======     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries. There are no unconsolidated subsidiaries. Drew's wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries ("Kinro"), Lippert Components, Inc. and its subsidiaries ("LCI"), and Lippert Tire and Axle, Inc. and its subsidiaries ("LTA"). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for manufactured homes and recreational vehicles. All significant intercompany balances and transactions have been eliminated.

      Except for the changes in accounting for goodwill described in Note 4, and for stock options, described in Note 7, the Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2001 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.    Segment Reporting

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 49 percent of consolidated net sales for the nine months ended September 30, 2002 and 40 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and chassis slide-out systems. The MH segment, which accounted for 51percent of consolidated net sales for the nine months ended September 30, 2002 and 60 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the construction of manufactured homes, including aluminum and vinyl windows and screens, chassis and chassis parts, thermo-formed bath and shower units, and axles. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment and the MH segment primarily sell their products to the producers of recreational vehicles and manufactured homes, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      Decisions concerning the allocation of the Company's resources are made by the presidents of the Company's operating subsidiaries and the president of Drew. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company's December 31, 2001 Annual Report on Form 10-K.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information relating to segments follows (in thousands):

                                                Nine Months Ended            Three Months Ended
                                                   September 30,                September 30,
                                             ------------------------      ----------------------
                                                2002           2001          200          2001
-------------------------------------------------------------------------------------------------
Net sales:
     MH segment                              $ 130,574      $ 122,467      $ 45,796      $ 45,780
     RV segment                                125,956         83,504        47,142        29,503
                                             ---------      ---------      --------      --------
         Total                               $ 256,530      $ 205,971      $ 92,938      $ 75,283
                                             =========      =========      ========      ========

Operating profit:
     MH segment                              $  13,985      $  10,928      $  4,464      $  4,279
     RV segment                                 12,638          7,938         5,048         3,128
                                             ---------      ---------      --------      --------
         Total segments operating profit        26,623         18,866         9,512         7,407
Amortization of intangibles                       (551)        (1,923)         (192)         (672)
Corporate and other                             (2,368)        (1,747)         (894)         (623)
                                             ---------      ---------      --------      --------
         Operating profit                       23,704         15,196         8,426         6,112
Interest expense, net                            2,744          3,321           906         1,062
                                             ---------      ---------      --------      --------
         Income before income taxes
              and cumulative effect of
              change in accounting
              principle                      $  20,960      $  11,875      $  7,520      $  5,050
                                             =========      =========      ========      ========

3.    Inventories

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                        September 30,
                                    -----------------------       December 31,
                                      2002            2001            2001
                                      ----            ----            ----

            Finished goods          $ 7,215         $ 6,408         $ 7,272
            Work in process           1,653           1,626           1,449
            Raw Material             26,066          20,707          19,177
                                    -------         -------         -------
                     Total          $34,934         $28,741         $27,898
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

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. The following schedule shows pro forma net income for the nine months and three months ended September 30, 2001, excluding goodwill amortization expense (in thousands, except per share data):

                                                     Nine Months Ended                    Three Months Ended
                                                     September 30, 2001                   September 30, 2001
                                              -------------------------------       -------------------------------
                                                           Earnings Per Share                    Earnings per Share
                                               Net         ------------------        Net         ------------------
                                              Income       Basic      Diluted       Income       Basic      Diluted
                                              ------       -----      -------       ------       -----      -------
      Net income, as reported                 $6,832        $.71        $.71        $2,995        $.31        $.31
      Goodwill amortization expense,
           net of taxes of $228 for the
           nine months and $84 for the
           three months                        1,194         .12         .12           412         .04         .04
                                              ------        ----        ----        ------        ----        ----
           Pro forma net income               $8,026        $.83        $.83        $3,407        $.35        $.35
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

      As a result of the allocation of the goodwill and the recognition of the impairment charge, goodwill by reportable segment is as follows (in thousands):

                                                     MH Segment    RV Segment      Total
                                                     ----------    ----------      -----
      Balance - December 31, 2001                     $ 33,354      $ 4,949      $ 38,303
      Reclassification of other intangible assets          505           69           574
                                                      --------      -------      --------
        Balance - January 1, 2002                       33,859        5,018        38,877
      Impairment charge                                (30,698)      (2,207)      (32,905)
      Current year acquisition                             940          940
                                                      --------      -------      --------
      Balance - September 30, 2002                    $  3,161      $ 3,751      $  6,912
                                                      ========      =======      ========

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5     Long Term Indebtedness

      Long-term indebtedness consists of the following (in thousands):

                                                               September 30,      December 31,
                                                            -------------------   ------------
                                                             2002        2001         2001
      ----------------------------------------------------------------------------------------
      Senior Notes payable at the rate of $8,000
        per annum commencing January 28, 2001
        with interest payable semiannually at the
        rate of 6.95% per annum                             $24,000     $32,000       $32,000
      Notes payable pursuant to a credit agreement
        expiring October 15, 2003 consisting of a
        revolving loan, not to exceed $25,000; interest
        at prime rate, or LIBOR plus a rate margin
        (1.7% during the third quarter) based upon
        the Company's performance                             5,350       5,300           200
      Industrial Revenue Bonds, fixed rates 5.68% to
        6.28%, due 2008 through 2015; secured by
        certain real estate and equipment                     6,395       6,993         6,846
      Industrial Revenue Bond, variable rate of
        approximately 3.5% at September 30, 2002,
        due 2009 to 2017                                      2,691
      Real estate mortgage payable at the rate of $70
        per month with a balloon payment of $3,371
        in May 2006, interest at 9.03% per annum              4,991       5,357         5,268
      Loans secured by certain real estate and
        equipment, due 2006 to 2011, primarily fixed
        rates 7.25% to 7.90%                                  8,525       9,156         9,007
                                                            -------     -------       -------
                                                             51,952      58,806        53,321
        Less current portion                                  9,900       9,555         9,630
                                                            -------     -------       -------

        Total long-term indebtedness                        $42,052     $49,251       $43,691
                                                            =======     =======       =======

      Pursuant to the Senior Notes, the credit agreement, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and meet certain other financial requirements. Borrowings under the Senior Notes and the credit facility are secured only by capital stock of the Company's subsidiaries.

      The Company pays a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit.

6.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options and deferred stock units. The numerator,

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                        Nine Months Ended    Three Months Ended
                                          September 30,         September 30,
                                        -----------------    ------------------
                                         2002      2001        2002      2001
-------------------------------------------------------------------------------

Weighted average common shares
   outstanding - basic                   9,757     9,658       9,836     9,661
Assumed issuance of common stock
   pertaining to stock options and
   deferred compensation                   213         5         226        15
                                         -----     -----      ------     -----
Weighted average common shares
   outstanding - diluted                 9,970     9,663      10,062     9,676
                                         =====     =====      ======     =====

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

      Historically, the Company had applied the "disclosure only" option of SFAS
123. Accordingly, no compensation cost has been recognized for previously granted stock options.

      The adoption of this new accounting policy for stock options has no impact on the financial statements as of and for the nine months ended September 30, 2002, since no stock options have been granted this year. Had the Company previously adopted this new accounting policy, diluted earnings per share would have been reduced by $.03 for the nine months ended September 30, 2002.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 49 percent of consolidated net sales for the nine months ended September 30, 2002 and 40 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and chassis slide-out systems. The MH segment, which accounted for 51percent of consolidated net sales for the nine months ended September 30, 2002 and 60 percent of the annual consolidated net sales for 2001, manufactures a variety of products used in the construction of manufactured homes, including aluminum and vinyl windows and screens, chassis and chassis parts, thermo-formed bath and shower units, and axles. The MH segment also distributes new tires and refurbishes used axles and tires which it supplies to producers of manufactured homes. The RV segment and the MH segment primarily sell their products to the producers of recreational vehicles and manufactured homes, respectively. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales.

      The Company's operations are performed through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the RV and MH segments, while Lippert Tire and Axle, Inc. ("LTA") operates entirely within the MH segment. At September 30, 2002 the Company's subsidiaries operated 40 plants in 18 states and one in Canada.

      On June 1, 2001, the Company's subsidiary, Kinro, acquired the assets and business of the Better Bath division of Kevco, Inc. Better Bath manufactures and sells thermo-formed bath and shower units for the manufactured housing industry and had sales of approximately $27.7 million in 2000 and $22.3 million in 2001, including $13.2 million in the seven months after its acquisition by the Company. The results of the acquired business have been included in the Company's consolidated statements of income beginning June 1, 2001. The acquisition has been accounted for as a purchase. The aggregate purchase price of approximately $10.2 million has been allocated to the underlying assets based upon their respective estimated fair values. The excess of purchase price over the fair value of net assets acquired ("goodwill") was approximately $3.1 million. The Company has not recorded any impairment of this goodwill.

      The RV industry has reported higher shipment levels this year, after a downturn which began in 2000. This year the Company's RV product segment has outpaced the growth of the overall industry, which grew 27 percent in the third quarter of 2002. The Company's RV products segment, as well as the entire RV industry, has been bolstered by low interest rates and by the increased preference for domestic vacations rather than foreign air travel. Increasing RV sales are also being driven by positive demographics, as demand for RV's is strongest from the over 50 population, which is the fastest growing segment of the population. In recent years, the Recreation Vehicle Industrial Association has started a campaign to attract customers in the 35 to 54 age group. In the last four years, the number of RV's owned by those 35 to 54 grew faster than all other age groups.

      Manufactured homes are attractive, quality built, and less expensive than site-built homes. A decline in production by the MH industry began in the spring of 1999. Credit availability, high interest rate spreads between conventional mortgages and manufactured housing mortgages, and excessive repossessions remain problems for the industry. Retail demand for manufactured homes has remained relatively steady, as manufactured homes have improved dramatically in appearance and quality, and still represents a significant cost advantage over site-built homes. Sales of new homes have been constrained by the limited availability of financing. In addition, it is estimated that 90-100,000 manufactured homes will be repossessed this year, and some buyers have purchased less expensive repossessed homes rather than new manufactured homes. As a result, the manufactured housing

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

industry is predicting that approximately 165,000 to 170,000 new homes will be produced during 2002, down 12-15 percent from 2001 and more than 50 percent from the industry peak in 1998. As a result of market share gains and efficiency improvements, Drew's manufactured housing segment has remained profitable throughout this extended industry-wide slump. Long-term prospects for manufactured housing are still favorable because it provides quality affordable housing which the country needs.

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                               Nine Months Ended            Three Months Ended
                                                  September 30,                September 30,
                                             ------------------------      ----------------------
                                                2002           2001          2002          2001
                                                ----           ----          ----          ----
Net sales:
     RV segment                              $ 125,956      $  83,504      $ 47,142      $ 29,503
     MH segment                                130,574        122,467        45,796        45,780
                                             ---------      ---------      --------      --------
         Total                               $ 256,530      $ 205,971      $ 92,938      $ 75,283
                                             =========      =========      ========      ========

Operating profit:
     RV segment                              $  12,638      $   7,938      $  5,048      $  3,128
     MH segment                                 13,985         10,928         4,464         4,279
                                             ---------      ---------      --------      --------
         Total segments operating profit        26,623         18,866         9,512         7,407
Amortization of intangibles                       (551)        (1,923)         (192)         (672)
Corporate and other                             (2,368)        (1,747)         (894)         (623)
                                             ---------      ---------      --------      --------
     Operating profit                        $  23,704      $  15,196      $  8,426      $  6,112
                                             =========      =========      ========      ========

      On a consolidated basis, the Company's operating margin, or EBIT, was 9.1 percent of net sales for the third quarter and 9.2 percent of net sales for the nine months of 2002. These results compare to an operating margin of 8.1 percent for the third quarter and 7.4 percent for the nine months ended September 30, 2001. This margin increase was due to market share gains, profits from Better Bath since its acquisition in June 2001, and the reduction in losses from the tire and axle operation. The third quarter operating margin was less than the
9.6 percent earned in the second quarter due to margin pressures described in the segment discussion which follows.

      The Company has a goal of achieving a consolidated operating margin of 10 percent on an annual basis. That goal is not expected to be achieved this year, but the Company believes it can achieve a 10 percent operating margin once the manufactured housing industry recovers.

      RV Segment

      The recreational vehicle products segment achieved a 51 percent sales increase in the first nine months of 2002 compared to the first nine months of 2001, and a 60 percent third quarter to third quarter increase, as a result of a significant increase in the market share of both its RV chassis and its RV window and door product lines. The introduction of slide-outs to the RV chassis product line was a major contribution to the segment's sales increase, accounting for sales of $5.8 million for the third quarter and $12.5 million for the nine months. See "Contingencies" section below. The sales gains of this segment far exceeded the 18 percent increase in industry-wide shipments of RV's in the nine months ended September 2002. Long-term growth in the RV industry is still

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

highly favorable as described above. In August, the Company acquired the business and certain assets of the RV chassis division of Elkhart, Indiana-based Quality Frames, Inc., with chassis sales of approximately $7 million. Production of these chassis was moved to the Company's existing manufacturing facilities. In addition, the Company is also selling other products to these new customers.

      Operating profit of the RV segment increased $4.7 million (59 percent) for the nine months and $1.9 million (61 percent) for the quarter ended September 30, 2002. This increase is primarily attributable to the increase in sales. The segment's profit margin was 10.0 percent for the nine months and 10.7 percent for the quarter, compared to 9.5 percent and 10.6 percent for the 2001 periods. The third quarter profit margin was affected by approximately $.4 million of startup costs relating to a new facility opening in the third quarter and other recently obtained business in the second quarter of 2002.

MH Segment

      Net sales of the MH segment increased 7 percent in the nine months and were flat in the quarter ended September 30, 2002, from the same periods last year, despite the 8 percent decline in industry-wide production of manufactured homes for the nine months ended September. The Company outperformed the industry primarily because of market share gains from sales of its high-end vinyl window products. In early October 2002, the Company expanded its capacity in order to accommodate the increased demand for its vinyl window products. Sales by Better Bath since its acquisition in June 2001 were largely offset by a decrease in sales due to the contraction of the Company's axle and tire refurbishing business. In 2001 the Company closed two and sold one of its axle and tire operations. In addition, on September 30, 2002 the Company converted one of its two remaining axle and tire facilities to an RV windows facility.

      Operating profit of the MH segment increased $3.1 million (28 percent) in the nine month period and $.2 million (4 percent) in the quarter ended September 30, 2002, from the same period in 2001. Contributing to the improved results was a reduction in operating losses of the refurbished axles and tires operation of $.9 million for the nine months and $.6 million for the quarter. The nine month results were also enhanced by the additional $.9 million operating profit generated by Better Bath, which was acquired in June 2001. The operating margin achieved by Better Bath has increased this year as production efficiencies improved, and selling, general and administrative costs declined. Operating profit of the segment was 10.7 and 9.7 percent of sales for the nine months and quarter ended September 30, 2002, respectively, compared to 8.9 percent and 9.3 percent for the same periods in 2001. Improvements in third quarter operating margins were partially offset by increases in certain steel costs which are now 25 percent higher than they were six month ago, primarily as a result of new import tarrifs. The Company has had some success in passing these increases on to its customers, the full effect of which will impact the fourth quarter. Labor costs increased on the Company's fast growing vinyl window product line as a result of capacity constraints, which have been alleviated by the addition of a new production line in Alabama, which opened in October. Higher sales caused selling, general and administrative expenses to increase, but such costs were stable as a percentage of sales.

      Amortization of Intangibles, Corporate and Other

      Amortization of intangibles decreased $1,372,000 for the nine months and $480,000 for the quarter from the same periods in the prior year, primarily as a result of the Company's adoption of Statement of Financial Accounting Standards No, 142, which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Excluding goodwill amortization expense, pro

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

forma net income would have been increased $1,194,000 ($.12 per share) for the nine months and $412,000 ($.04 per share) for the quarter ended September 30, 2001.

      Corporate and other expenses for the nine months and the quarter were $621,000 and $272,000, respectively, higher than the same periods last year, as a result of increases in incentive compensation based upon higher profits, higher professional fees for special projects, and increased insurance and benefit costs.

Interest Expense, Net

      Interest expense, net decreased $577,000 for the nine months and $156,000 for the quarter from the same periods in 2001, as a result of the reduction in debt during the year as well as savings resulting from interest rate reductions.

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

      Historically, the Company had applied the "disclosure only" option of SFAS
123. Accordingly, no compensation cost has been recognized for previously granted stock options.

      The adoption of this new accounting policy for stock options has no impact on the financial statements as of and for the nine months ended September 30, 2002, since no stock options have been granted this year. Had the Company previously adopted this new accounting policy, diluted earnings per share would have been reduced by $.03 for the nine months ended September 30, 2002.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. The following schedule shows pro forma net income for the nine months and the quarter ended September 30, 2001, excluding goodwill amortization expense (in thousands, except per share data):

                                                Nine Months Ended                  Three Months Ended
                                               September 30, 2001                  September 30, 2001
                                           ------------------------------     -------------------------------
                                                       Earnings Per Share                 Earnings per Share
                                            Net        ------------------      Net        ------------------
                                           Income      Basic     Diluted      Income      Basic     Diluted
                                           ------      -----     -------      ------      -----     -------
      Net income, as reported              $6,832       $.71       $.71       $2,995       $.31       $.31
      Goodwill amortization expense,
        net of taxes of $228 for the
        nine months and $84 for the
        three months                        1,194        .12        .12          412        .04        .04
                                           ------       ----       ----       ------       ----       ----
          Pro forma net income             $8,026       $.83       $.83       $3,407       $.35       $.35
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

      As a result of the allocation of the goodwill and the recognition of the impairment charge, goodwill by reportable segment is as follows (in thousands):

                                                     MH Segment   RV Segment       Total
                                                     ----------   ----------       -----
      Balance - December 31, 2001                     $ 33,354      $ 4,949      $ 38,303
      Reclassification of other intangible assets          505           69           574
                                                      --------      -------      --------
         Balance - January 1, 2002                      33,859        5,018        38,877
      Impairment charge                                (30,698)      (2,207)      (32,905)
      Current year acquisition                                          940           940
                                                      --------      -------      --------
         Balance - September 30, 2002                 $  3,161      $ 3,751      $  6,912
                                                      ========      =======      ========

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

      Also in August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provision of SFAS No.121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of, but excludes goodwill from its scope and provides additional guidance on the accounting for long-lived assets held for sale. The provisions of SFAS No.144 are effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the earnings or financial position of the Company.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is in the process of reviewing the impact of SFAS No. 146 and does not anticipate that it will have a material impact on the earnings or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following (in thousands):

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       2002              2001
                                                                       ----              ----
         Net cash flows provided by operating activities             $  9,904          $ 18,966
         Net cash flows (used for) investment activities             $(10,010)         $(14,148)
         Net cash flows provided by (used for) financing
           activities                                                $    966          $ (4,366)

      Net cash flows from operating activities of $9.9 million for the nine months ended September 30, 2002 were approximately $9.1 million lower than such cash flows in the comparable period last year, despite the $6.2 million increase in income before the cumulative effect of change in accounting principle for goodwill. The lower net cash flows from operating activities in the current year is primarily attributable to:

      a) The larger seasonal increase in accounts receivable due to the increase in sales over the prior year, as well as the timing of collections. Days sales outstanding of receivables were lower at the end of September 2002 than they were are September 2001.

      b) The seasonal increase in inventories this year compared to a decline in inventories in the prior year. The decline in the prior year resulted from a concerted effort to reduce inventories at all locations.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Inventories at September 30, 2002 are up 22 percent from September 30, 2001 in line with the increase in sales in the third quarter.

      c) The above items are offset by the larger increase in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of payment due dates and purchases. Trade payables increased in line with the increase in inventories. Accruals for incentive compensation based upon profits (affecting in excess of 150 employees) were $1.6 million higher than at September 2001.

      Cash flows used for investing activities for the nine months of 2002 of $10.0 million include capital expenditures of $8.5 million as well as $1.8 million for acquisitions. Capital expenditures for 2002 are expected to approximate $10 million, funded by cash flow from operations and a new Industrial Development Bond, which financed the construction of a larger factory to replace a leased facility to provide additional capacity for the Company's rapidly growing vinyl window line. Capital expenditures for 2001 were $8.2 million, including $6.3 million in the first nine months which was offset by $2.5 million of asset sales. Investing activities for the period ended September 2001 include $10.4 million relating to the acquisition of Better Bath.

      Cash flows used for financing activities for the 2002 nine month period include a net decrease in debt of $1.4 million offset by $2.3 million received from the exercise of employee stock options. For the nine month period in 2001 new borrowings of $17.0 million secured by real estate and equipment, were more than offset by a net reduction of $21 million of other debt. Total debt at September 30, 2002 is $6.9 million less than at September 30, 2001.

      Availability under the Company's line of credit, which was $15.5 million at September 30, 2002, is adequate to finance the Company's working capital and capital expenditure requirements. However, the Company may fund a portion of its future year capital expenditures with new financing secured by real estate and equipment.

      The Company has outstanding $24 million of 6.95 percent, seven year Senior Notes. Repayment of these notes is $8 million annually, of which the first two payments were made in January 2002 and 2001.

      In addition to the line of credit and the Senior Notes, in 2001 and 2002 the Company improved its liquidity by raising $16.1 million through long-term equipment and real estate mortgages, and $3.7 million from the sale and leaseback of equipment.

CONTINGENCIES

      On or about June 11, 2002, Lippert Components, Inc. ("Lippert"), a subsidiary of Drew, was served with a Summons and Complaint in an action entitled Versa Technologies, Inc. VT Holding II, Inc. and Engineered Solutions, LP vs. Lippert Components, Inc., pending in the United States District Court, Eastern District of Wisconsin. On or about July 2, 2002, Lippert was served with a First Amended Complaint in this action.

      Plaintiffs allege that Lippert infringed certain United States patents owned by plaintiffs in connection with Lippert's manufacture and sale of operating mechanisms for recreational vehicle slide-out sections. Plaintiffs also allege that Lippert breached a certain Confidentiality Agreement between Lippert and plaintiffs' alleged predecessor-in-interest by using confidential information of such predecessor-in-interest, and by hiring plaintiffs' employees.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Plaintiffs seek damages in an unspecified amount, treble damages, a permanent injunction restraining Lippert from infringing plaintiffs' patents and from breaching the Confidentiality Agreement, and costs and attorney's fees incurred in the action.

      The Company is vigorously defending against the allegations in the First Amended Complaint, and has asserted counterclaims against plaintiffs.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass, ABS resin, axles and tires, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In order to hedge the impact of future price fluctuations on a portion of its future aluminum raw material requirements, the Company periodically purchases aluminum futures contracts on the London Metal Exchange. The Company purchased no futures contracts in 2001 or 2002, and at September 30, 2002, the Company had no futures contracts outstanding. The Company experienced modest increases in its labor costs since the first quarter of 2001.

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

      There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, ABS resin, axles, and tires), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of the Company's

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

customers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions and consumer confidence may affect the retail sale of manufactured homes and recreational vehicles.

                          DREW INDUSTRIES INCORPORATED

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, vinyl, steel, glass and tires are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. At September 30, 2002, the Company had no futures contracts outstanding. Certain steel costs increased approximately 25 percent in the last six months, due to the imposition of import tariffs.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2002, the Company had $43.7 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $.5 million per annum.

      The Company also has a $25 million line of credit. At September 30, 2002, $5.4 million of the line of credit was borrowed. The Company also had $2.9 million of other variable rate borrowings. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $8.3 million, future cash flows would be affected by $.1 million per annum.

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

                          DREW INDUSTRIES INCORPORATED

Item 4. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that management is timely alerted to material information related to the Company, required to be included in the Company's Securities Exchange Act of 1934 (The "Exchange Act") filings. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management considered the cost-benefit relationship of possible controls and procedures in its evaluation of such controls.

      Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries), required to be included in the Company's Exchange Act filings.

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          DREW INDUSTRIES INCORPORATED

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings

      On or about June 11, 2002, Lippert Components, Inc. ("Lippert"), a subsidiary of Drew, was served with a Summons and Complaint in an action entitled Versa Technologies, Inc. VT Holding II, Inc. and Engineered Solutions, LP vs. Lippert Components, Inc., pending in the United States District Court, Eastern District of Wisconsin. On or about July 2, 2002, Lippert was served with a First Amended Complaint in this action.

      Plaintiffs allege that Lippert infringed certain United States patents owned by plaintiffs in connection with Lippert's manufacture and sale of operating mechanisms for recreational vehicle slide-out sections. Plaintiffs also allege that Lippert breached a certain Confidentiality Agreement between Lippert and plaintiffs' alleged predecessor-in-interest by using confidential information of such predecessor-in-interest, and by hiring plaintiffs' employees.

      Plaintiffs seek damages in an unspecified amount, treble damages, a permanent injunction restraining Lippert from infringing plaintiffs' patents and from breaching the Confidentiality Agreement, and costs and attorney's fees incurred in the action.

            The Company is vigorously defending against the allegations in the First Amended Complaint, and has asserted counterclaims against plaintiffs.

      Item 6 - Exhibits and Reports on Form 8-K

      On August 6, 2002, the Company ("Registrant") filed a current report on Form 8-K wherein the Chairman of the Audit Committee, the Principal Executive Officer and the Principal Financial Officer of Registrant voluntarily filed Statements Under Oath regarding covered reports (as defined in File No. 4-460 of the Securities and Exchange Commission).

      On August 28, 2002, Registrant filed a current report on Form 8-K disclosing the filing by Registrant of a registration statement on Form S-3 with respect to the sale of shares of Registrant's Common Stock by L. Douglas Lippert, a director of Registrant and President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of Registrant. (Registration No. 333-98831).

                          DREW INDUSTRIES INCORPORATED
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DREW INDUSTRIES INCORPORATED
                                          Registrant


                                          By /s/ Fredric M. Zinn
                                             -------------------
                                          Fredric M. Zinn
                                          Executive Vice President and
                                          Chief Financial Officer

November 13, 2002

                            SECTION 906 CERTIFICATION

The undersigned, Leigh J. Abrams, Principal Executive Officer, and Fredric M. Zinn, Principal Financial Officer, hereby certify that:

      a) The foregoing Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      b) The information contained in the foregoing Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                          By  /s/ Leigh J. Abrams
                                             ---------------------
                                          Leigh J. Abrams
                                          President, Chief Executive Officer and
                                          Principal Executive Officer


                                          By  /s/ Fredric M. Zinn
                                             ---------------------
                                          Fredric M. Zinn
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Principal Financial Officer

November 13, 2002

                          DREW INDUSTRIES INCORPORATED

SECTION 302 CERTIFICATION

I, Leigh J. Abrams, President and CEO, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Drew Industries Incorporated;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


By /s/ Leigh J. Abrams
   ---------------------------
Leigh J. Abrams, President and CEO

                          DREW INDUSTRIES INCORPORATED

SECTION 302 CERTIFICATION

I, Fredric M. Zinn, Executive Vice President and CFO, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Drew Industries Incorporated;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions

Date: November 13, 2002


By  /s/ Fredric M. Zinn
   --------------------
Fredric M. Zinn, Executive Vice President and CFO