Form 10-K
period 2002-12-31
DREW INDUSTRIES INCORPORATED
filed 2003-03-28
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Year End                                  Commission File Number
       December 31, 2002                                        0-13646

                          DREW INDUSTRIES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                           13-3250533
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of June 28, 2002) was $86,140,441.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 7, 2003) was 9,992,843 shares of Common Stock.

Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 2002 is incorporated by reference into Items 6, 7 and 8 of Part II.

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This Form 10-K contains certain statements, including the Company's plans and expectations regarding its operating strategy, products and costs, and its views of the prospects of the recreational vehicle and manufactured housing industries, which are forward-looking statements and are made pursuant to the safe harbor provision of the Securities Litigation Act of 1995. These forward-looking statements reflect the Company's views, at the time such statements were made, with respect to the Company's future plans, objectives, events and financial results, such as revenues, expenses, income, earnings per share, capital expenditures, and other financial items. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

      There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass, and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

Item 1. BUSINESS

Introduction

      Drew Industries Incorporated ("Drew" or the "Company") has two reportable operating segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Drew's wholly-owned subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("Lippert"), each have operations in both the RV Segment and the MH Segment.

      Kinro manufactures and markets primarily aluminum windows and doors for recreational vehicles and aluminum and vinyl windows and thermo-formed bath and shower units for manufactured homes. Lippert manufactures and markets primarily steel chassis, steel chassis parts, and slide-out systems for recreational vehicles, and steel chassis and steel chassis parts for manufactured homes.

      Since 1980, the Company has acquired thirteen manufacturers of products for both manufactured homes and recreational vehicles, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, at December 31, 2002 the Company operated 40 manufacturing facilities in 18 states and one in Canada, and achieved consolidated sales of $325 million for 2002.

      In January 2003, Lippert Tire & Axle, Inc. ("LTA"), a wholly-owned subsidiary of the Company, sold its one remaining operation engaged in refurbishing used axles and distributing used tires for manufactured homes. As a result, the used axle and tire refurbishing business of LTA is being reflected as a discontinued operation in the Consolidated Financial Statements.

      The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York 10601; telephone number (914) 428-9098; website www.drewindustries.com; e-mail drew@drewindustries.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed with the Securities and Exchange Commission as soon as reasonably practicable after such materials are electronically filed. The Common Stock of the Company is traded on the American Stock Exchange (symbol: DW).

Recreational Vehicles Products Segment

      Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for recreational vehicles, including aluminum windows, a variety of doors, steel chassis and steel chassis parts, and slide-out systems. In 2002, the RV Segment represented approximately 53% of the Company's consolidated sales, and 49% of consolidated segment operating profit.

      Raw materials used by the Company's RV Segment, consisting of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, and various adhesive and insulating components, are available from a number of sources. The Company maintains an aluminum hedging program under which it periodically purchases futures contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements. During 2001 and 2002, the Company did not purchase any futures contracts.

      Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass for its own use and for sale to other window manufacturers. The Company's RV Segment operations are conducted at 24 manufacturing and warehouse facilities throughout the United States and one in Canada, strategically located in proximity to the customers they serve. Eight of these facilities also conduct operations in the Company's MH Segment. See Item 2. "Properties."

      The Company's recreational vehicles products are sold by 6 sales personnel, working exclusively for the Company, to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Forest River and Thor Industries.

      The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that its market share for most of its recreational vehicle window and door products exceeds 50%. The Company's recreational vehicles chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with certain manufacturers of recreational vehicles that produce their own chassis and chassis parts. The Company's operation as a supplier of chassis and chassis parts for recreational vehicles initially had only a small market share in 1997, but the Company's market share has been increasing substantially. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for recreational vehicles exceeds 45%.

      Sales of the Company's slide-out systems and related accessories have grown from virtually zero in 2001 to sales in excess of $15 million during 2002. The Company competes with several other manufacturers of slide-out systems. Although definitive information is not readily available, the Company believes that its market share for slide-out systems exceeds 15%. See Item 3. "Legal Proceedings" for a description of the settlement of certain litigation involving the Company's slide-out systems.

Manufactured Housing Products Segment

      The Company's subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes, including aluminum and vinyl windows and screens, thermo-formed bath and shower units, steel chassis and steel chassis parts. In 2002, the MH Segment represented approximately 47% of the Company's consolidated sales, and 51% of consolidated segment operating profit. The MH Segment also supplies related products to other industries, representing less than 5% of sales of this segment.

      Raw materials used by the Company's MH Segment, consisting of fabricated steel (coil, sheet, galvanized and I-beam), extruded aluminum and vinyl, glass, ABS resin, and various adhesive and insulating components, are available from a number of sources. The Company maintains an aluminum hedging program under which it periodically purchases futures contracts on the London Metal Exchange to hedge the prices of a portion of its anticipated requirements. During 2001 and 2002, the Company did not purchase futures contracts.

      Operations of the Company's MH Segment consist primarily of fabricating, welding, thermo-forming, painting and assembling components into finished products. The Company's MH Segment operations are conducted at 24 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Eight of these facilities also conduct operations in the Company's RV Segment. See Item 2. "Properties."

      The Company's manufactured housing products are sold by 17 sales personnel, working exclusively for the Company, to major builders of manufactured homes such as Cavalier Homes, Champion Enterprises, Clayton Homes, Fleetwood Enterprises, Oakwood Homes, and Skyline. On November 15, 2002, Oakwood Homes filed for relief under Chapter 11 of the United States Bankruptcy Code. During 2002, Oakwood Homes accounted for less than 5% of the Company's consolidated sales. Sales to Oakwood Homes by the Company continue pursuant to authorization of the Bankruptcy Court.

      The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, and that the Company's market share for windows and screens is more than 50%. The Company's manufactured homes chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with certain builders of manufactured homes which produce their own chassis and chassis parts. The Company's thermo-formed bath unit operation competes with three other manufacturers of bath units. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 10%, and that its share of the total market for bath units is approximately 40%.

Discontinued Operation

      The market for refurbished axles and tires has been highly fragmented, has low entry barriers, and is therefore highly competitive. Drew's axle and tire refurbishing operation had not performed well over the past several years, primarily due to increased competition, which severely affected operating margins. At the end of the third quarter of 2000, the Company announced that it was studying whether goodwill and fixed assets related to this operation had been impaired. Based upon this evaluation, it was determined that goodwill had been impaired, resulting in a non-cash charge of $6,897,000, which, along with a charge of $409,000 for plant closing expenses, were recorded in the fourth quarter of 2000. During 2001, the axle and tire refurbishing operation closed two of its five factories and sold the operations of a third factory. In September 2002, the Company converted one of its two remaining axle and tire refurbishing facilities to an RV window production facility, and in January 2003, the Company sold its one remaining axle and tire refurbishing operation at a small gain. As a result, the axle and tire refurbishing business of LTA is being reflected as a discontinued operation in the Consolidated Financial Statements.

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

      Manufactured homes are built on steel chassis which are fitted with axles and tires sufficient in number to support the weight of the home, and are transported by producers to dealers via roadway. New tires distributed by the Company are subject to regulations promulgated by DOT and by HUD relating to weight tolerance, maximum speed, size, and components.

      When the manufactured home is installed at the site, the axles and tires are usually repurchased and removed by the dealer or installer. Regulations promulgated by HUD require the axles to be inspected after each use and refurbished or, if necessary, replaced. Until January 2003, the LTA division of the Company purchased from dealers and independent agents, and repaired and refurbished, used axles and tires, and marketed the refurbished axles and tires to producers of manufactured homes. In January 2003, LTA sold its remaining refurbished axle and tire operation.

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

Employees

      The number of persons employed full-time by the Company and its subsidiaries at December 31, 2002 was approximately 2,800. The Company and its subsidiaries believe that relations with its employees are good.

Item 2. PROPERTIES

      The Company's manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company's properties:

RV PRODUCTS SEGMENT

    City                   State             Square Feet    Owned      Leased
    ----                   -----             -----------    -----      ------
Fontana                   California            108,800      |X|
Rialto                    California             62,700      |X|
Fitzgerald (1)            Georgia                23,700      |X|
Bristol                   Indiana                60,500      |X|
Goshen                    Indiana                50,500      |X|
Elkhart                   Indiana                49,000      |X|
Goshen                    Indiana                98,000      |X|
Goshen                    Indiana                87,800      |X|
Crawfordsville            Indiana                17,800                 |X|
Goshen                    Indiana                53,000      |X|
Pendleton                 Oregon                 56,800      |X|
Portland                  Oregon                 50,000                 |X|
Denver (1)                Pennsylvania           10,700      |X|
Alvarado (1)              Texas                  21,300      |X|
Longview                  Texas                  58,900      |X|
Berkley Springs           West Virginia          53,400      |X|
Ontario                   Canada                 39,900      |X|
Denver                    Indiana                12,000                 |X|
Elkhart                   Indiana                42,000      |X|
Garrett (1)               Indiana                10,000      |X|
Goshen (1)                Indiana                29,000      |X|
Goshen (1)                Indiana                10,000      |X|
Middlebury (1)            Indiana                 5,000      |X|
Sugarcreek (1)            Ohio                    4,000      |X|
Campbellsville            Kentucky               26,900      |X|
                                                 ------
                                              1,041,700

(1)   These plants also produce products for manufactured homes.

MH PRODUCTS SEGMENT

    City                   State             Square Feet    Owned      Leased
    ----                   -----             -----------    -----      ------
Boaz                      Alabama                86,600      |X|
Double Springs            Alabama               109,000      |X|
Ocala                     Florida                47,100      |X|
Fitzgerald (1)            Georgia                55,300      |X|
Nampa                     Idaho                  39,500                  |X|
Garrett (1)               Indiana                11,600      |X|
Goshen                    Indiana               100,000      |X|
Goshen (1)                Indiana                29,000      |X|
Goshen (1)                Indiana                58,000      |X|
Middlebury (1)            Indiana                74,400      |X|
Arkansas City             Kansas                  7,800                  |X|
Bossier City              Louisiana              11,400      |X|
Cairo                     Georgia               105,000      |X|
Waxahachie                Texas                 200,000      |X|
Whitehall                 New York               12,700      |X|
Harrisburg                North Carolina         58,000      |X|
Liberty                   North Carolina         47,000                  |X|
Sugarcreek (1)            Ohio                   10,500      |X|
Denver (1)                Pennsylvania           72,600      |X|
Dayton                    Tennessee             100,000      |X|
Mansfield                 Texas                  61,500                  |X|
Alvarado (1)              Texas                  49,700      |X|
Waco (2)                  Texas                  43,000      |X|
Lancaster                 Wisconsin              12,300      |X|
                                                 ------
                                              1,402,000

(1)   These plants also produce products for recreational vehicles.

(2) This plant was utilized by the Company's axle and tire refurbishing business at December 31, 2002. The operation at this location was sold in January 2003, and the buyer leased this plant from the Company.

ADMINISTRATIVE

  City                  State               Square Feet   Owned       Leased
  ----                  -----               -----------   -----       ------
Arlington              Texas                   9,400                    |X|
Naples                 Florida                 4,500       |X|
Goshen                 Indiana                 6,000                    |X|
White Plains           New York                2,800                    |X|
                                              ------
                                              22,700

      In addition, the Company owns a 33,500 square feet building in McAdoo, Pennsylvania that is leased to a third party.

Item 3. LEGAL PROCEEDINGS

      During 2002, Lippert was a defendant in two related actions entitled Versa Technologies, Inc., VT Holding II, Inc. and Engineered Solutions, LP vs. Lippert Components, Inc., commenced in the United States District Court, Eastern District of Wisconsin, on June 11, 2002, and Versa Technologies, Inc. dba Power Gear and Actuant Corporation vs. Lippert Components Manufacturing Inc., David Beard, William Pfifer and DOES 1 through 100, inclusive, commenced in the Superior Court of the State of California, County of Riverside, on December 31, 2002.

      In the first action, Plaintiffs alleged that Lippert infringed certain United States patents owned by plaintiffs in connection with Lippert's manufacture and sale of operating mechanisms for recreational vehicle slide-out systems. Plaintiffs also alleged that Lippert breached a confidentiality agreement between Lippert and plaintiffs' alleged predecessor-in-interest by using allegedly confidential information of such predecessor-in-interest, and by hiring plaintiffs' employees. Plaintiffs sought damages in an unspecified amount, treble damages, a permanent injunction restraining Lippert from infringing plaintiffs' patents and from breaching the confidentiality agreement, and costs and attorney's fees incurred in the action.

      In the second action, Plaintiffs alleged that Lippert hired former employees of plaintiff Power Gear for the purpose of depriving Power Gear of its West Coast sales force and for the purpose of accessing confidential business information relating to Power Gear's business and operations. Plaintiffs alleged intentional interference with contract, intentional interference with prospective economic advantage, common law unfair competition, and unfair business practices, in violation of the California Business and Professions Code (Section (17000 et. seq.). Plaintiffs sought damages in an unspecified amount, exemplary damages, restitution of unjust enrichment in an unspecified amount, and costs and expenses incurred in the proceeding and injunctive relief.

      On February 28, 2003, both actions were terminated and dismissed in accordance with a settlement agreement providing for a non-exclusive license in favor of Lippert for the life of the slide-out system patents. Royalties will be payable by Lippert on an annual declining percentage of sales of slide-out systems produced by Lippert, with an annual minimum royalty of $1,000,000 for fiscal 2002 and annual minimum royalties of $1,250,000 for fiscal years 2003 through 2006. Aggregate royalties from 2007 through the expiration of the patents will not exceed $5 million.

      Lippert is a defendant in an action entitled SteelCo, Inc. vs. Lippert Components, Inc. and DOES 1 through 20, inclusive commenced in the Superior Court of the State of California, County of San Bernardino, San Bernardino District, on July 16, 2002.

      Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert's costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff's economic advantage, and engaging in unfair competition. Plaintiff seeks damages in an unspecified amount, treble damages, punitive damages, costs and expenses incurred in the proceeding and injunctive relief.

      Lippert is vigorously defending against the allegations in the complaint, and has asserted counterclaims against Plaintiff. The case is in discovery.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2002.

Name                               Position
----                               --------

Leigh J. Abrams                    President, Chief Executive Officer and
(Age 60)                            Director of the Company since March
                                    1984.

Edward W. Rose, III                Chairman of the Board of Directors of
(Age 61)                            the Company since March 1984.

David L. Webster                   Director of the Company since March 1984.
(Age 67)

L. Douglas Lippert                 Director of the Company since November 1997.
(Age 55)

James F. Gero                      Director of the Company since May 1992.
(Age 57)

Gene H. Bishop                     Director of the Company since June 1995.
(Age 73)

Frederick B. Hegi, Jr.             Director of the Company since May 2002.
(Age 59)

Fredric M. Zinn                    Chief Financial Officer of the Company
(Age 51) since January 1986 and Executive Vice President of the Company since February 2001.

Harvey J. Kaplan                   Secretary and Treasurer of the Company
(Age 68)                            since March 1984.

      LEIGH J. ABRAMS, since April 2001, has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned specialty finance company organized as a real estate investment trust.

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

      DAVID L. WEBSTER, since November 1980, has been President and Chief Executive Officer of Kinro, Inc., a subsidiary of the Company, and since November 1984, has been Chairman of Kinro, Inc.

      L. DOUGLAS LIPPERT, since October 1997, has been Chairman, President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, and President of the predecessor of Lippert Components, Inc. since 1978. Effective February 5, 2003, Jason D. Lippert was appointed President and Chief Executive Officer of Lippert Components, Inc., and L. Douglas Lippert continues as Chairman.

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of its affiliates. Mr. Gero also serves as a director of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation.

      GENE H. BISHOP, from March 1975 until July 1990, was Chief Executive Officer of MCorp, a bank holding company, and from October 1990 to November 1991, was Vice Chairman and Chief Financial Officer of Lomas Financial Corporation, a financial services company. From November 1991 until his retirement in October 1994, Mr. Bishop served as Chairman and Chief Executive Officer of Life Partners Group, Inc., a life insurance holding company. Mr. Bishop also serves as a director of Liberte Investors, Inc., engaged in real estate loans and investments.

      FREDERICK B. HEGI, JR., is a founding partner of Wingate Partners, including the indirect general partner of each of Wingate Partners L.P. and Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. He is a director of the following publicly-owned companies: Lone Star Technologies, Inc., a diversified company engaged in the manufacture of tubular products; Texas Capital Bancshares, Inc., a regional and Internet bank; and is Chairman of the Board of United Stationers, Inc., a wholesale distributor of business products. Mr. Hegi was also Chairman, President and Chief Executive Officer of Kevco, Inc., a publicly-owned distributor of building products to the manufactured housing and recreational vehicle industries, which filed for protection under Chapter 11 of the United States Bankruptcy Code on February 5, 2001.

      FREDRIC M. ZINN is a Certified Public Accountant.

      HARVEY J. KAPLAN is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based on its review of the copies of such forms received by it, the Company believes that during 2002 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 2002 other than Edward W. Rose, III and L. Douglas Lippert, directors of the Company) were complied with, except that Messrs. Edward W. Rose, III, James
F. Gero and Frederick B. Hegi, Jr., directors of the Company, who received on June 30, 2002, respectively, 111, 111 and 297 deferred stock units in lieu of cash compensation as directors' fees for the quarter ended June 30, 2002, did not file reports of change in ownership until October 2, 2002 due to inadvertence.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2002.

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

Item 6. SELECTED FINANCIAL DATA, and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2002.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities, and its investing and financing activities.

      Certain raw materials, particularly aluminum, steel, vinyl, glass and ABS resins are subject to price volatility. While effective hedges for most of these raw materials are not available, the Company periodically purchases aluminum futures contracts to hedge the impact of future price fluctuations on a portion of its aluminum raw material requirements. During 2001 and 2002, the Company did not purchase any futures contracts.

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2002, the Company had approximately $43 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $430,000 per annum.

      At December 31, 2002, the Company also had approximately $6 million of debt that is subject to variable interest rates.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2002.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 21, 2003.

Item 14. CONTROLS AND PROCEDURES.

            (a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the

SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, in accordance with the definition of "disclosure controls and procedures" in Rule 13a-14(c) under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

            (b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

            (a) Documents Filed:

                                    (1) Financial Statements. The Consolidated
                        Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 2002.

                                    (2) Schedules. Schedule II - Valuation and
                        Qualifying Accounts.

                                    (3) Exhibits. See "List of Exhibits" at the
                        end of this report incorporated herein by reference.

            (b) Reports on Form 8-K

                                    On November 6, 2002, the Company filed a
                        Current Report on Form 8-K reporting the sale of 750,000 shares of the Company's Common Stock by L. Douglas Lippert, an officer and director of the Company.

                                    On November 21, 2002, the Company filed a
                        Current Report on form 8-K reporting the resumption of shipments to Oakwood Homes, a customer of the Company that filed for relief under Chapter 11 of the United States Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003                        DREW INDUSTRIES INCORPORATED

                                            By: /s/Leigh J. Abrams
                                                --------------------------------
                                                Leigh J. Abrams, President

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

Date              Signature                         Title
----              ---------                         -----

March 26, 2003    By: /s/Leigh J. Abrams            Director, President and
                     --------------------------     Chief Executive Officer
                     (Leigh J. Abrams)

March 26, 2003    By: /s/Harvey J. Kaplan           Secretary and Treasurer
                     --------------------------
                     (Harvey J. Kaplan)

March 26, 2003    By: /s/Fredric M. Zinn            Executive Vice President and
                     --------------------------     Chief Financial Officer
                     (Fredric M. Zinn)

March 26, 2003    By: /s/John F. Cupak              Controller
                     --------------------------
                      (John F. Cupak)

March 26, 2003    By: /s/Edward W. Rose, III        Director
                     --------------------------
                     (Edward W. Rose, III)

March 26, 2003    By: /s/David L. Webster           Director
                     --------------------------
                     (David L. Webster)

March 26, 2003    By: /s/L. Douglas Lippert         Director
                     --------------------------
                     (L. Douglas Lippert)

March 26, 2003    By: /s/James F. Gero              Director
                     --------------------------
                     (James F. Gero)

March 26, 2003    By: /s/Gene H. Bishop             Director
                     --------------------------
                     (Gene H. Bishop)

March 26, 2003    By: /s/Fredrick B. Hegi, Jr.      Director
                     --------------------------
                     (Frederick B. Hegi, Jr.)

                                  CERTIFICATION

I, Leigh J. Abrams, certify that:

1. I have reviewed this annual report on Form 10-K of Drew Industries Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Leigh J. Abrams
-------------------------------------
[Signature]
President and Chief Executive Officer

                                  CERTIFICATION

I, Fredric M. Zinn, certify that:

1. I have reviewed this annual report on Form 10-K of Drew Industries Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Frederic M. Zinn
----------------------------------------------------
[Signature]
Executive Vice President and Chief Financial Officer

                          Independent Auditors' Report

The Board of Directors and Stockholders
Drew Industries Incorporated:

Under date of February 11, 2003, except as to Note 13, which is as of February 28, 2003, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained on pages 17 through 31 in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Stamford, Connecticut
February 11, 2003

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                      COLUMN B           COLUMN C          COLUMN D    COLUMN E
--------                                      --------           --------          --------    --------
                                                              Additions
                                                          ----------------------
                                              Balance At  Charged To  Charged To               Balance At
                                              Beginning   Costs and     Other                     End
                                              Of Period   Expenses    Accounts    Deductions   Of Period
                                              ----------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002:
    Allowance for doubtful accounts
      receivable, trade                        $  590       $  837                 $  201(b)    $1,226

YEAR ENDED DECEMBER 31, 2001:
    Allowance for doubtful accounts
      receivable, trade                        $  692       $  181      $ 33(a)    $  316(b)    $  590

YEAR ENDED DECEMBER 31, 2000:
    Allowance for doubtful accounts
      receivable, trade                        $  342       $  395                 $   45(b)    $  692

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

10.184 Supplement to Pledge and Security Agreement, dated November, 13, 20001, made by the Borrowers, and certain indirect subsidiaries of Registrant in favor of Chase, as collateral agent.

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

10.190 Amended and Restated Employment Agreement by and between Kinro, Inc. and David L. Webster, dated April 4, 2000.

10.191 Second Amendment, dated as of December 31, 2002, to Amended and Restated Credit Agreement dated as of November 13, 2001 among the Borrowers and the Lenders, as amended by the First Amendment thereto, dated as of February 15, 2002.

10.192 Second Amended and Restated Revolving Credit Note, dated as of December 31, 2002, made by the Borrowers to Chase.

10.193 Second Amended and Restated Revolving Credit Note, dated as of December 31, 2002, made by the Borrowers to KeyBank.

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

            Exhibits 10.179-10.190 are incorporated by preference to the Exhibits being the same numbers included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

            Exhibits 10.191 - 10.193 are filed herewith.       _______________

13.         2002 Annual Report to Stockholders.
            Exhibit 13 is filed herewith.                      _______________

21.         Subsidiaries
            Exhibit 21 is filed herewith.                      _______________

23.         Consent of Independent Auditors.
            Exhibit 23 is filed herewith.                      _______________

24.         Powers of Attorney.
            Powers of Attorney of persons signing this Report are included as part of this Report.

99.         Additional Exhibits.

99.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.
            Exhibit 99.1 is filed herewith.                    _______________