Form 10-Q
period 2003-03-31
DREW INDUSTRIES INCORPORATED
filed 2003-05-09
CIK 763744

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (914) 428-9098
               (Registrant's Telephone Number including Area Code)

              (Former name, former address and former fiscal year,
                         if changed since last year) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,010,843 shares of common stock as of April 30, 2003.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                   (UNAUDITED)

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1 - FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME                           3

         CONDENSED CONSOLIDATED BALANCE SHEETS                                 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'                     6
            EQUITY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7-11

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12-19

         Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK                                                20

         Item 4 - CONTROLS AND PROCEDURES                                     21

PART II - OTHER INFORMATION

         Item 1 - LEGAL PROCEEDINGS                                           22

         Item 6 - EXHIBITS AND REPORTS ON FORM 8-K                            22

SIGNATURES                                                                    23

SECTION 302 CERTIFICATION                                                  24-27

EXHIBIT 99.1 - SECTION 906 CERTIFICATION                                      28

                          DREW INDUSTRIES INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                        2003         2002
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                                                             $ 80,827     $ 72,187
Cost of sales                                                                           62,877       54,139
                                                                                      --------     --------
   Gross profit                                                                         17,950       18,048
Selling, general and administrative expenses                                            12,001       11,146
                                                                                      --------     --------
   Operating profit                                                                      5,949        6,902
Interest expense, net                                                                      811          931
                                                                                      --------     --------
   Income from continuing operations before income taxes
     and cumulative effect of change in accounting principle                             5,138        5,971
Provision for income taxes                                                               2,010        2,322
                                                                                      --------     --------
   Income from continuing operations before cumulative effect
       of change in accounting principle                                                 3,128        3,649
Discontinued operations (net of taxes of $75 in 2003 and ($63) in 2002)                    138         (117)
                                                                                      --------     --------
   Income before cumulative effect of change in accounting principle                     3,266        3,532
Cumulative effect of change in accounting principle for goodwill
   (net of taxes of $2,825)                                                                         (30,080)
                                                                                                   --------
     Net income (loss)                                                                $  3,266     $(26,548)
                                                                                      ========     ========

Net income (loss) per common
share:
   Income from continuing operations before cumulative effect of change in accounting principle:
     Basic                                                                            $   0.31     $   0.38
                                                                                      ========     ========
     Diluted                                                                          $   0.31     $   0.37
                                                                                      ========     ========
   Discontinued operations, net of taxes:
     Basic                                                                            $   0.02     $  (0.01)
                                                                                      ========     ========
     Diluted                                                                          $   0.01     $  (0.01)
                                                                                      ========     ========

   Cumulative effect of change in accounting principle for goodwill, net of taxes:
     Basic                                                                                         $  (3.11)
                                                                                                   ========
     Diluted                                                                                       $  (3.05)
                                                                                                   ========
   Net income (loss):
     Basic                                                                            $   0.33     $  (2.74)
                                                                                      ========     ========
     Diluted                                                                          $   0.32     $  (2.69)
                                                                                      ========     ========

Weighted average common shares outstanding:
   Basic                                                                                 9,969        9,681
                                                                                      ========     ========
   Diluted                                                                              10,181        9,862
                                                                                      ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 March 31,
                                                         -----------------------     December 31,
                                                            2003          2002          2002
-------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash and cash equivalents                             $   3,032     $   1,373     $     316
   Accounts receivable, trade, less allowances              19,853        20,243        12,969
   Inventories                                              34,349        25,696        37,143
   Prepaid expenses and other current assets                 5,925         4,513         8,618
   Discontinued operations                                      18         3,630         1,211
                                                         ---------     ---------     ---------
       Total current assets                                 63,177        55,455        60,257

Fixed assets, net                                           73,471        70,619        74,041
Goodwill                                                     7,043         5,972         7,043
Other intangible assets                                      4,843           977           814
Other assets                                                 3,198         5,739         3,241
                                                         ---------     ---------     ---------

       Total assets                                      $ 151,732     $ 138,762     $ 145,396
                                                         =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of
     long-term indebtedness                              $   9,963     $   9,653     $   9,993
   Accounts payable, trade                                   8,808        11,363         7,998
   Accrued expenses and other current liabilities           16,511        17,163        17,699
   Discontinued operations                                     196         1,194           500
                                                         ---------     ---------     ---------

       Total current liabilities                            35,478        39,373        36,190

Long-term indebtedness                                      38,449        44,324        38,812
Other long-term liabilities                                  3,500           245           290
                                                         ---------     ---------     ---------

       Total liabilities                                    77,427        83,942        75,292
                                                         ---------     ---------     ---------

Commitments and Contingencies

Stockholders' equity
   Common stock, par value $.01 per share: authorized
     20,000,000 shares; issued 12,150,168 shares at
     March 2003; 11,836,488 shares at March 2002 and
     12,084,788 shares at December 2002                        122           118           121
   Paid-in capital                                          29,502        25,237        28,568
   Retained earnings                                        64,148        48,932        60,882
                                                         ---------     ---------     ---------
                                                            93,772        74,287        89,571
   Treasury stock, at cost - 2,149,325 shares              (19,467)      (19,467)      (19,467)
                                                         ---------     ---------     ---------
       Total stockholders' equity                           74,305        54,820        70,104
                                                         ---------     ---------     ---------

       Total liabilities and stockholders' equity        $ 151,732     $ 138,762     $ 145,396
                                                         =========     =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         ---------------------
                                                                                            2003         2002
--------------------------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income (loss)                                                                     $  3,266     $(26,548)
   Adjustments to reconcile net income (loss) to
     cash flows provided by operating activities:
       Cumulative effect of change in accounting principle for goodwill, net of taxes                   30,080
       Discontinued operations, net of taxes                                                 (138)         117
                                                                                         --------     --------
         Income from continuing operations                                                  3,128        3,649
       Depreciation and amortization                                                        1,962        1,700
       Gain on disposal of fixed assets                                                        (1)
       Deferred compensation                                                                   86
       Changes in assets and liabilities:
         Accounts receivable, net                                                          (6,884)      (9,750)
         Inventories                                                                        2,794         (170)
         Prepaid expenses and other assets                                                  2,602         (612)
         Accounts payable, accrued expenses and other current liabilities                  (1,309)       7,363
                                                                                         --------     --------
       Net cash flows provided by continuing operating activities                           2,378        2,180
         Income (loss) from discontinued operations                                           138         (117)
         Changes in discontinued operations                                                   887         (256)
                                                                                         --------     --------
             Net cash flows provided by operating activities                                3,403        1,807
                                                                                         --------     --------

Cash flows from investing
activities:
   Capital expenditures                                                                    (1,167)      (2,447)
   Proceeds from sales of fixed assets                                                         19            8
                                                                                         --------     --------

             Net cash flows used for investing activities                                  (1,148)      (2,439)
                                                                                         --------     --------

Cash flows from financing activities:
   Proceeds from line of credit                                                            22,050       23,250
   Repayments under line of credit and other borrowings                                   (22,443)     (22,594)
   Exercise of stock options and other                                                        854          158
                                                                                         --------     --------

             Net cash flows provided by financing activities                                  461          814
                                                                                         --------     --------

             Net increase in cash                                                           2,716          182

Cash and cash equivalents at beginning of period                                              316        1,191
                                                                                         --------     --------
Cash and cash equivalents at end of period                                               $  3,032     $  1,373
                                                                                         ========     ========

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
         Interest on debt                                                                $  1,208     $  1,529
         Income taxes paid                                                               $     83     $    557

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                       Total
                                                      Common      Paid-in    Retained    Treasury   Stockholders'
                                                      Stock       Capital    Earnings      Stock       Equity
-----------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 2002                          $    121    $ 28,568    $ 60,882    $(19,467)    $ 70,104
Net income for three months ended
   March 31, 2003                                                               3,266                    3,266
Issuance of 65,380 shares of common
   stock pursuant to stock option plan                      1         751                                  752
Income tax benefit relating to issuance
   of common stock pursuant to stock option plan                       97                                   97
Deferred stock compensation expense and other                          86                                   86
                                                     --------    --------    --------    --------     --------

Balance - March 31, 2003                             $    122    $ 29,502    $ 64,148    $(19,467)    $ 74,305
                                                     ========    ========    ========    ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries. There are no unconsolidated subsidiaries. Drew's wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries ("Kinro") and Lippert Components, Inc. and its subsidiaries ("LCI"). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes. All significant intercompany balances and transactions have been eliminated. Certain prior year balances may have been reclassified to conform to current year presentation.

      The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2002 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.    Segment Reporting

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 62 percent of consolidated net sales for three months ended March 31, 2003 and 53 percent of the annual consolidated net sales for 2002, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and chassis slide-out systems. The MH segment, which accounted for 38 percent of consolidated net sales for the three months ended March 31, 2003 and 47 percent of the annual consolidated net sales for 2002, manufactures a variety of components used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including aluminum and vinyl windows and screens, chassis, chassis parts and thermo-formed bath and shower units. This shift in sales between segments resulted partly from the growth in the RV industry and the decline in the MH industry. The RV segment and the MH segment primarily sell their products to the producers of recreational vehicles and manufactured homes. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. Intersegment sales are insignificant.

      Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. Management of debt is considered a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company's December 31, 2002 Annual Report on Form 10-K.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Information relating to segments follows (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003             2002
                                                        ----             ----
Net sales:
   RV segment                                         $ 50,257        $ 34,708
   MH segment                                           30,570          37,479
                                                      --------        --------
       Total                                          $ 80,827        $ 72,187
                                                      ========        ========
Operating profit:
   RV segment                                         $  4,530        $  3,582
   MH segment                                            2,541           4,244
                                                      --------        --------
       Total segments operating profit                   7,071           7,826
Amortization of intangibles                               (193)           (177)
Corporate and other                                       (929)           (747)
                                                      --------        --------
       Operating profit                               $  5,949        $  6,902
                                                      ========        ========

3.    Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                             March 31,
                                       --------------------    December 31,
                                         2003         2002         2002
                                         ----         ----         ----

Finished goods                         $ 6,816      $ 6,265      $ 7,681
Work in process                          1,506        1,505        1,408
Raw material                            26,027       17,926       28,054
                                       -------      -------      -------
     Total                             $34,349      $25,696      $37,143
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

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      During the first quarter of 2002, in accordance with the goodwill impairment provisions of SFAS No. 142, the Company identified its reporting units and allocated its assets and liabilities, including goodwill, to its reporting units. In addition, the Company had a valuation of certain of its reporting units done by an independent appraiser, as of January 1, 2002, to assist the Company in determining if there had been an impairment in the goodwill of any of its reporting units. Based on this appraisal and additional analyses performed by the Company, it was determined that there had been an impairment of goodwill in two reporting units. As a result, the Company recorded an impairment charge of $32,905,000 offset by a tax benefit of $2,825,000. Such charge has been recorded as a cumulative effect of change in accounting principle in the quarter ended March 31, 2002.

      The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30. During the fourth quarter of 2002 the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2002. Based on the comparison of the carrying values to the estimated fair values, the Company concluded that no additional goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2003, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

5.    Discontinued Operations

      The axle and tire refurbishing business of the Company's Lippert Tire and Axle, Inc. subsidiary ("LTA") did not perform well over the past several years, primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. In January 2001, the axle and tire refurbishing business closed two of its five factories and in July 2001, a third such operation was sold. In September 2002, the Company converted one of its two remaining tire and axle refurbishing facilities to a RV window production facility. The last axle and tire refurbishing operation was sold in January 2003 at a small gain. As a result, the axle and tire refurbishing business is classified as discontinued operations in the Condensed Consolidated Financial Statements pursuant to SFAS No. 144, adopted by the Company effective January 1, 2002.

      LTA continues to own a factory in Texas which was previously utilized in its axle and tire refurbishing business. This factory is being leased to the purchaser of the LTA's Texas operation. Since it is not probable that this factory will be sold within one year, it is not considered as held for sale under SFAS No. 144, and is not included in discontinued operations in the Condensed Consolidated Financial Statements.

      The proceeds from the disposition of all remaining significant assets of LTA's axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, have been collected during the first quarter of 2003.

      The discontinued axle and tire refurbishing business had previously been included in the Company's MH segment, and had revenues of $2.5 million in the first quarter of 2002.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.    Long Term Indebtedness

      Long-term indebtedness consists of the following (in thousands):

                                                           March 31,
                                                      ------------------  December 31,
                                                        2003       2002       2002
                                                        ----       ----       ----

Senior Notes payable at the rate of $8,000
   per annum commencing January 28, 2001 with
   interest payable semiannually at the rate
   of 6.95% per annum                                 $16,000    $24,000    $24,000
Notes payable pursuant to a Credit Agreement
   expiring October 15, 2005 consisting of a
   revolving loan, not to exceed $30,000;
   interest at prime rate or LIBOR plus a rate
   margin based upon the Company's performance         11,000      9,250      2,900
Industrial Revenue Bonds, interest rates at
   March 31, 2003 of 3.52% to 6.28%, due 2008
   through 2017; secured by certain real estate
   and equipment                                        8,655      6,697      8,871
Real estate mortgage payable at the rate of
   $70 per month with a balloon payment of
   $3,371 in May 2006, interest at 9.03% per annum      4,795      5,178      4,894
Other loans secured by certain real estate and
   equipment, due 2006 to 2016, primarily
   fixed rates of 7.25% to 8.72%                        7,962      8,852      8,140
                                                      -------    -------    -------
                                                       48,412     53,977     48,805

Less current portion                                    9,963      9,653      9,993
                                                      -------    -------    -------

Total long-term indebtedness                          $38,449    $44,324    $38,812
                                                      =======    =======    =======

      Pursuant to the Senior Notes, the Credit Agreement, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. The Company is in compliance with all such requirements. Borrowings under the Senior Notes and the Credit Agreement are secured only by capital stock of the Company's subsidiaries.

      The Company pays a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2003       2002
                                                               ----       ----

Weighted average common shares outstanding - basic             9,969      9,681
Assumed issuance of common stock pertaining to
  stock options and deferred stock units                         212        181
                                                              ------     ------
Weighted average common shares outstanding - diluted          10,181      9,862
                                                              ======     ======

8.    Stock Options

      As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 "Accounting for Stock-Based Compensation - Transition and Disclosures." All employee stock options granted subsequent to April 1, 2002 have been expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

      Historically the Company had applied the "disclosure only" option of SFAS No.123. Accordingly, no compensation cost had been recognized for stock options granted prior to January 1, 2002.

      The adoption of this new accounting policy for stock options resulted in a pretax charge of $30,000 for the three months ended March 2003. Had the Company previously adopted this new accounting policy on January 1, 2002, there would have been no impact on the consolidated financial statements for the three months ended March 31, 2002, since no stock options were granted during that period.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 62 percent of consolidated net sales for the quarter ended March 31, 2003 and 53 percent of the annual consolidated net sales for 2002, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and chassis slide-out systems. The MH segment, which accounted for 38 percent of consolidated net sales for the quarter ended March 31, 2003 and 47 percent of the annual consolidated net sales for 2002, manufactures a variety of components used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including aluminum and vinyl windows and screens, chassis, chassis parts and thermo-formed bath and shower units. This shift in sales between segments resulted partly from the growth in the RV industry and the decline in the MH industry. The RV segment and the MH segment primarily sell their products to the producers of recreational vehicles and manufactured homes. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. Intersegment sales are insignificant.

      The Company's operations are performed through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments. At March 31, 2003, the Company's subsidiaries operated 39 plants in 18 states and one in Canada.

INDUSTRY BACKGROUND

      The Recreational Vehicle Industrial Association ("RVIA") reported an 8 percent increase in shipments in the first quarter of 2003 as compared to the first quarter of 2002. Within the RVIA reports, our primary market of travel trailers and fifth wheel RVs reported an 18 percent increase in shipments. In 2002, the RVIA reported a 21 percent increase in shipments for the year. This growth continues to be bolstered by the low interest rates and the preference for domestic vacations, rather than foreign travel. Increasing RV sales are also being driven by positive demographics, as demand for RVs is strongest from the over 50 population, which is the fastest growing segment of the population. In recent years, the RVIA has had an advertising campaign to attract customers in the 35 to 54 age group. Recently, the number of RV's owned by those 35 to 54 grew faster than all other age groups.

         While we believe retail demand for manufactured homes has remained fairly steady in recent years, limited credit availability, high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes, and excessive repossessions of manufactured homes, remain problems for the industry. Based upon industry reports, retail sales of manufactured homes have remained fairly steady at 250,000 to 300,000 homes annually since 2000. However, some of these retail sales have been filled by inventory reductions and the resale of repossessed homes. It has been estimated that approximately 90,000 manufactured homes were repossessed in each of the last three years, far in excess of typical repossession levels. In addition, it is estimated that inventories of new homes held by dealers and manufacturers were reduced by approximately 25,000 homes in 2002. As a result of these factors and general economic conditions, the Manufactured Housing Institute ("MHI") reported industry production of manufactured homes fell 26 percent in the first quarter of 2003, as compared to the same period in 2002, and are now about 60 percent below the peak levels of 1998. Industry projections for 2003 production range between 150,000 and 172,000

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

manufactured homes, compared to 373,000 manufactured homes produced in 1998 and 168,000 homes in 2002. The reduced availability of chattel loans has also been a concern for the manufactured housing industry as several lenders have either exited the manufactured housing industry or tightened their credit approval criteria. However, the increase in land/home and conventional mortgages for manufactured homes, compared to higher cost and less secure chattel loans, is expected to partially mitigate the limited availability of chattel loans for manufactured homes. As a result of market share gains and efficiency improvements, Drew's MH segment has remained profitable throughout this extended industry-wide slump. Long-term prospects for manufactured housing are still favorable because it provides quality, affordable housing which the country needs.

      RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                       ----            ----
Net sales:
    RV segment                                       $ 50,257        $ 34,708
    MH segment                                         30,570          37,479
                                                     --------        --------
       Total                                         $ 80,827        $ 72,187
                                                     ========        ========

Operating profit:
    RV segment                                       $  4,530        $  3,582
    MH segment                                          2,541           4,244
                                                     --------        --------
       Total segments operating profit                  7,071           7,826
    Amortization of intangibles                          (193)           (177)
    Corporate and other                                  (929)           (747)
                                                     --------        --------
       Total                                         $  5,949        $  6,902
                                                     ========        ========

      RV Segment

      The RV segment achieved a 45 percent sales increase, or $15.5 million, in the first quarter of 2003 compared to the first quarter of 2002, on increases in market share of all product lines in this segment, including chassis, chassis slide-out systems, and windows and doors. The Company's primary markets of travel trailers and fifth wheel RVs increased 18 percent in the quarter, while industry-wide shipments of all RVs increased 8 percent in the quarter. Long-term growth in RV sales may result from demographic trends, as demand for RVs is strongest from the over 50 population, which is the fastest growing segment of the population.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      Operating profit of the RV segment increased $0.9 million (26 percent) for the quarter. This increase is primarily attributable to the increase in sales. However, the segment's operating profit margin declined to 9.0 percent for the quarter, from 10.3 percent for the 2002 quarter as a result of legal and other costs related to the settlement of patent litigation on the Company's slide-out systems in February 2003, higher steel costs, higher insurance costs and start up costs at the Company's Bristol, Indiana plant. These costs were partially offset by the spreading of fixed costs over higher sales. There have been no significant changes in sales prices by the Company's RV segment in the quarter or since the first quarter of 2002.

      MH Segment

      Net sales of the MH segment declined 18 percent, or $6.9 million, in the quarter ended March 31, 2003, from the same period last year, while industry-wide production of manufactured homes declined approximately 26 percent. An increase in sales by this segment of chassis for modular homes and office units partially offset the sales reduction caused by the industry decline.

      Operating profit of the MH segment decreased $1.7 million (40 percent) in the first quarter of 2003 from the same period in 2002 largely as a result of the decrease in sales. This segment's profit was 8.3 percent of sales in the first quarter of 2003, compared to 11.3 percent for the same quarter last year, as steel costs were higher this quarter than in last year's first quarter, after rising in the second half of last year. However, steel prices paid by the Company have recently declined from the extremely high levels of the second half of 2002 and the first quarter of 2003. In addition, higher insurance costs and the impact of lower volume on fixed costs negatively impacted operating profit. Selling, general and administrative expenses were down in dollar terms, largely following the trend of sales, but remained steady as a percent of sales. There have been no significant changes in sales prices by the Company's MH segment in the quarter or since the first quarter of 2002, except selling price increases for chassis parts in the second half of 2002.

      On April 15, 2003, the Company announced that it will debut a new one-piece tub/shower unit featuring two new innovations, the VEC(TM) technology and the VEC Shield (TM) finish at the National Plastic Exposition (NPE) in Chicago June 23-27, 2003. The Company believes that the VEC Shield (TM) finish represents a significant improvement over traditional gel coated fiberglass. The Company intends to use the VEC (TM) technology and the VEC Shield (TM) finish innovations, first with bath products for the manufactured housing industry through its Kinro subsidiary's Better Bath Components division, then to other markets including the marine industry.

      Corporate and Other

      Corporate and other expenses were $182,000 higher than last year's quarter primarily as a result of higher insurance costs, stock option expense resulting from the adoption of SFAS 123 and expenses related to corporate governance due to the implementation of the Sarbanes-Oxley requirements.

      Taxes

      The effective tax rate for the first quarter of 2003 was approximately
39.1 percent as compared to 38.9 percent in the first quarter of 2002.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Interest Expense, Net

      Interest expense, net, decreased $120,000 from the 2002 quarter, as a result of the reduction in debt levels, and to a lesser extent, savings resulting from interest rate reductions.

New Accounting Standards

      As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company will be utilizing the prospective method under SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures." All employee stock options granted subsequent to April 1, 2002 have been expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

      Historically the Company had applied the "disclosure only" option of SFAS No. 123. Accordingly, no compensation cost had been recognized for stock options granted prior to January 1, 2002.

      The adoption of this new accounting policy for stock options resulted in a pretax charge of $30,000 for the three months ended March 2003. Had the Company previously adopted this new accounting policy on January 1, 2002, there would have been no impact on the financial statements for the three months ended March 31, 2002, since no stock options were granted during that period.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      During the first quarter of 2002, in accordance with the goodwill impairment provisions of SFAS No. 142, the Company identified its reporting units and allocated its assets and liabilities, including goodwill, to its reporting units. In addition, the Company had a valuation of certain of its reporting units done by an independent appraiser, as of January 1, 2002, to assist the Company in determining if there had been an impairment in the goodwill of any of such reporting units. Based on this appraisal and additional analyses performed by the Company, it was determined that there had been an impairment of goodwill in two reporting units. As a result, the Company recorded an impairment charge of $32,905,000 offset by a tax benefit of $2,825,000. Such charge has been recorded as a cumulative effect of change in accounting principle in the quarter ended March 31, 2002.

      The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30. During the fourth quarter of 2002, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2002. Based upon the comparison of the carrying values to the estimated fair values, the Company concluded that no additional goodwill impairment exists. The Company plans to update its review as of November 30, 2003, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

      In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS No.143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created, which typically would be upon acquisition or completion of construction. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Accordingly, the Company adopted the provisions of SFAS No.143 effective January 1, 2003. The implementation of SFAS No. 143 did not have a material impact on the earnings or financial position of the Company.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exist an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

      In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, the Company adopted the provisions of FIN 45, effective January 1, 2003. The implementation of FIN 45 did not have an impact on the earnings or financial position of the company.

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003          2002
                                                         ----          ----
Net cash flows provided by operating activities        $ 3,403       $ 1,807
Net cash flows used for investment activities          $(1,148)      $(2,439)
Net cash flows provided by financing activities        $   461       $   814

      The increase in net cash flows from operating activities this quarter resulted primarily from the reduction in net assets of discontinued operations. Net changes in assets and liabilities of continuing operations were approximately the same during the first quarter of 2003 and 2002, although the components of these changes differed. Inventories declined $2.8 million in the first quarter of 2003 as a result of management's efforts, causing payables to decline as raw material purchases were reduced. The seasonal increase in receivables was less in the first quarter of 2003, than in the comparable period of 2002 primarily because of the timing of collections, as receivables remain current with less than 25 days sales outstanding.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      Cash flows used for investing activities of $1.1 million consist of capital expenditures. Capital expenditures for 2003 are expected to approximate $8.5 million and are expected to be funded by cash flow from operations. Capital expenditures for 2002 were $10.5 million, including $2.4 million in the first quarter of 2002.

      Cash flows provided by financing activities for the 2003 quarter include $0.8 million received from the exercise of employee stock options offset by a net decrease in debt of $0.4 million. Cash flows provided by financing activities for the first quarter of 2002 include a net increase in debt of $0.7 million. Total debt has been reduced by $5.6 million since March 2002.

      Availability under the Company's line of credit, which availability was $16.4 million at March 31, 2003, along with anticipated cash flows from operations, is adequate to finance the Company's working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months.

      The Company has outstanding $16 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually, of which the first three payments were made annually since January 2001.

CONTINGENCIES

      LCI is a defendant in an action entitled SteelCo, Inc. Vs. Lippert Components, Inc. and DOES 1 through 20, inclusive commenced in the Superior Court of the State of California, County of San Bernardino, San Bernardino District on July 16, 2002.

      Plaintiff alleges that LCI violated certain provisions of the California Business and Professions Code (Sec. 17000 et. Seq.) by allegedly selling chassis and component parts below LCI's costs, engaged in acts intended to destroy competition, wrongfully interfering with plaintiff's economic advantage, and engaging in unfair competition. Plaintiff seeks damages in an unspecified amount, treble damages, punitive damages, costs and expenses incurred in the proceeding and injunctive relief.

      LCI is vigorously defending against the allegations in the complaint, and has asserted counterclaims against Plaintiff. The case is in discovery.

INFLATION

      The prices of raw materials, consisting primarily of aluminum, vinyl, steel, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. Since the first quarter of 2002, the Company experienced modest increases in its labor costs related to inflation.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

USE OF ESTIMATES

      The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, insurance obligations, lease termination obligations, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's plans and expectations regarding its operating strategies, products, and costs, and its views of the prospects of the recreational vehicle and manufactured housing industries, which are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views, at the time such statements were made, with respect to the Company's future plans, objectives, events, and financial results such as revenues, expenses, income, earnings per share, capital expenditures, and other financial items. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

      There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly aluminum, vinyl, steel, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

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

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2003, the Company had $34.7 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $347,000 lower per annum, than if the fixed rate financing could be done at current market rates.

      The Company also has a $30 million line of credit. At March 31, 2003, the Company had outstanding borrowings of $11.0 million on the line of credit. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $11.0 million, future cash flows would be affected by $110,000 per annum.

      In addition, the Company is exposed to changes in interest rates as a result of temporary investments in government backed money market funds; however, such investing activity is not material to the Company's financial position, results of operations, or cash flow.

      If the actual change in interest rates is substantially different than 100 basis points, the net impact of interest rate risk on the Company's cash flow may be materially different than that disclosed above.

                          DREW INDUSTRIES INCORPORATED

      Item 4. CONTROL AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 ("The Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, in accordance with the definition of "disclosure controls and procedures" in Rule 13a - 14 (c) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures.

      Within 90-days prior to the date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      b) Changes in Internal Controls

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          DREW INDUSTRIES INCORPORATED

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings

      LCI is a defendant in an action entitled SteelCo, Inc. vs. Lippert Components, Inc. and DOES 1 through 20, inclusive commenced in the Superior Court of the State of California, County of San Bernardino, San Bernardino District, on July 16, 2002.

      Plaintiff alleges that LCI violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below LCI's costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff's economic advantage, and engaging in unfair competition. Plaintiff seeks damages in an unspecified amount, treble damages, punitive damages, costs and expenses incurred in the proceeding and injunctive relief.

      LCI is vigorously defending against the allegations in the complaint, and has asserted counterclaims against Plaintiff. The case is in discovery.

      Item 6 - Exhibits and Reports on Form 8-K

      a)    Exhibits as required by item 601 of Regulation 8-K

            99.l Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Exhibit 99.1 is filed herewith.

      b)    Reports on Form 8-K filed during the quarter ended March 31, 2003.

            On February 5, 2003, Registrant filed a current report on Form 8-K disclosing the time of the Company's conference call and webcast to announce Year-End and Fourth Quarter results for 2002.

            On February 11, 2003 the Company ("Registrant") filed a current report on Form 8-K wherein the Company announced Year-End and Fourth Quarter results for 2002.

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

May 9, 2003

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

                          DREW INDUSTRIES INCORPORATED

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003


By /s/ Leigh J. Abrams
----------------------
Leigh J. Abrams, President and CEO

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                          DREW INDUSTRIES INCORPORATED

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003


By /s/ Fredric M. Zinn
----------------------
Fredric M. Zinn, Executive Vice President and CFO