Form 10-Q
period 2003-06-30
DREW INDUSTRIES INCORPORATED
filed 2003-08-12
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,107,483 shares of common stock as of July 31, 2003.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            Page
PART I -  FINANCIAL INFORMATION

          Item 1 - FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME...................       3

          CONDENSED CONSOLIDATED BALANCE SHEETS.........................       4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...............       5

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY .....       6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........    7-12

          Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........   13-22

          Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
              ABOUT MARKET RISK.........................................      23

          Item 4 - CONTROLS AND PROCEDURES..............................      24


PART II - OTHER INFORMATION

          Item 1 - LEGAL PROCEEDINGS....................................      25

          Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................      25

SIGNATURES        ......................................................      26

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION............................      27

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION............................      28

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION............................      29

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION............................      30

                          DREW INDUSTRIES INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Six Months Ended        Three Months Ended
                                                                June 30,                 June 30,
                                                         ---------------------    ---------------------
                                                            2003        2002         2003        2002
-------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                                $ 170,237   $ 157,905    $  89,410   $  85,718
Cost of sales                                              129,404     118,350       66,527      64,211
                                                         ----------------------------------------------
     Gross profit                                           40,833      39,555       22,883      21,507
Selling, general and administrative expenses                25,299      24,068       13,298      12,922
                                                         ----------------------------------------------
     Operating profit                                       15,534      15,487        9,585       8,585
Interest expense, net                                        1,618       1,804          807         873
                                                         ----------------------------------------------
     Income from continuing operations before income
       taxes and cumulative effect of change in
       accounting principle                                 13,916      13,683        8,778       7,712
Provision for income taxes                                   5,443       5,227        3,433       2,905
                                                         ----------------------------------------------
     Income from continuing operations before cumu-
       lative effect of change in accounting principle       8,473       8,456        5,345       4,807
Discontinued operations (net of taxes of $75 in 2003
     and ($85) and  ($22) for the six and three month
     periods in 2002, respectively)                            138        (157)          --         (40)
                                                         ----------------------------------------------
     Income before cumulative effect of change in
       accounting principle                                  8,611       8,299        5,345       4,767
Cumulative effect of change in accounting principle
   for goodwill (net of taxes of $2,825)                        --     (30,080)          --          --
                                                         ----------------------------------------------

     Net income (loss)                                   $   8,611   $ (21,781)   $   5,345   $   4,767
                                                         ==============================================

Net income (loss) per common share:
Income from continuing operations before cumulative
   effect of change in accounting principle:
         Basic                                           $     .85   $     .87    $     .53   $     .49
                                                         ==============================================
         Diluted                                         $     .83   $     .85    $     .52   $     .48
                                                         ==============================================
Discontinued operations, net of taxes:
         Basic                                           $     .01   $    (.01)   $      --   $      --
                                                         ==============================================
         Diluted                                         $     .01   $    (.01)   $      --   $      --
                                                         ==============================================
Cumulative effect of change in accounting principle
   for goodwill, net of taxes:
         Basic                                           $      --   $   (3.10)   $      --   $      --
                                                         ==============================================
         Diluted                                         $      --   $   (3.03)   $      --   $      --
                                                         ==============================================
Net income (loss):
         Basic                                           $     .86   $   (2.24)   $     .53   $     .49
                                                         ==============================================
         Diluted                                         $     .84   $   (2.19)   $     .52   $     .48
                                                         ==============================================

Weighted average common shares outstanding:
         Basic                                              10,007       9,717       10,045       9,753
                                                         ==============================================
         Diluted                                            10,215       9,924       10,249       9,987
                                                         ==============================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,
                                                        -----------------------   December 31,
                                                           2003          2002         2002
----------------------------------------------------------------------------------------------
(In thousands, except shares)

ASSETS
Current assets
   Cash and cash equivalents                            $   4,884     $   1,633     $     316
   Accounts receivable, trade, less allowances             20,137        21,612        12,969
   Inventories                                             31,825        30,729        37,143
   Prepaid expenses and other current assets                5,596         4,048         8,618
   Discontinued operations                                      6         3,253         1,211
                                                        -------------------------------------

           Total current assets                            62,448        61,275        60,257

Fixed assets, net                                          73,154        72,392        74,041
Goodwill                                                    7,043         5,972         7,043
Other intangible assets                                     4,417           881           814
Other assets                                                3,062         5,641         3,241
                                                        -------------------------------------
           Total assets                                 $ 150,124     $ 146,161     $ 145,396
                                                        =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of
     long-term indebtedness                             $  10,003     $   9,639     $   9,993
   Accounts payable, trade                                  8,712        15,009         7,998
   Accrued expenses and other current liabilities          20,249        18,291        17,699
   Discontinued operations                                    131         1,102           500
                                                        -------------------------------------

           Total current liabilities                       39,095        44,041        36,190

Long-term indebtedness                                     26,759        40,633        38,812
Other long-term liabilities                                 3,245           260           290
                                                        -------------------------------------

           Total liabilities                               69,099        84,934        75,292
                                                        -------------------------------------

Commitments and Contingencies

Stockholders' equity
   Common stock, par value $.01 per share: authorized
     20,000,000 shares; issued 12,249,408 shares at
     June 2003; 11,964,688 shares at June 2002 and
     12,084,788 at December 2002                              122           120           121
   Paid-in capital                                         30,877        26,876        28,568
   Retained earnings                                       69,493        53,698        60,882
                                                        -------------------------------------
                                                          100,492        80,694        89,571
   Treasury stock, at cost - 2,149,325 shares             (19,467)      (19,467)      (19,467)
                                                        -------------------------------------
           Total stockholders' equity                      81,025        61,227        70,104
                                                        -------------------------------------

           Total liabilities and stockholders' equity   $ 150,124     $ 146,161     $ 145,396
                                                        =====================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         --------------------
                                                                           2003        2002
---------------------------------------------------------------------------------------------
 (In thousands)

Cash flows from operating activities:
   Net income (loss)                                                     $  8,611    $(21,781)
   Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
     Cumulative effect of change in accounting principle for goodwill,
         net of taxes                                                          --      30,080
     Discontinued operations, net of taxes                                   (138)        157
                                                                         --------------------
         Income from continuing operations                                  8,473       8,456
     Depreciation and amortization                                          3,923       3,470
     Loss on disposal of fixed assets                                          30           6
     Deferred compensation                                                    171          --
     Changes in assets and liabilities:
         Accounts receivable, net                                          (7,168)    (11,119)
         Inventories                                                        5,318      (5,203)
         Prepaid expenses and other assets                                  3,471        (212)
         Accounts payable, accrued expenses and other liabilities           2,099      12,152
                                                                         --------------------
     Net cash flows provided by continuing operating activities            16,317       7,550
         Income (loss) from discontinued operations                           138        (157)
         Changes in discontinued operations                                   836          28
                                                                         --------------------
                Net cash flows provided by operating activities            17,291       7,421
                                                                         --------------------

Cash flows from investing activities:
   Capital expenditures                                                    (2,840)     (5,143)
   Acquisition of company's net assets and business                            --        (601)
   Proceeds from sales of fixed assets                                         21          15
                                                                         --------------------

                Net cash flows used for investing activities               (2,819)     (5,729)
                                                                         --------------------

Cash flows from financing activities:
   Proceeds from line of credit                                            31,550      39,250
   Repayments under line of credit and other borrowings                   (43,593)    (42,299)
   Exercise of stock options                                                2,139       1,799
                                                                         --------------------

                Net cash flows used for financing activities               (9,904)     (1,250)
                                                                         --------------------

                Net increase in cash                                        4,568         442

Cash and cash equivalents at beginning of period                              316       1,191
                                                                         --------------------
Cash and cash equivalents at end of period                               $  4,884    $  1,633
                                                                         ====================

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
         Interest on debt                                                $  1,765    $  2,018
         Income taxes paid                                               $  2,309    $  5,197

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                          Total
                                                      Common      Paid-in      Retained     Treasury   Stockholders'
                                                      Stock       Capital      Earnings      Stock        Equity
--------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 2002                          $    121     $ 28,568     $ 60,882     $(19,467)     $ 70,104
Net income for six months ended
     June 30, 2003                                                                8,611                      8,611
Issuance of 164,620 shares of common
     stock pursuant to stock option plan                    1        1,827                                   1,828
Income tax benefit relating to issuance
     of common stock pursuant to stock option plan                     311                                     311
Deferred stock compensation expense and other                          171                                     171
                                                     -------------------------------------------------------------

Balance - June 30, 2003                              $    122     $ 30,877     $ 69,493     $(19,467)     $ 81,025
                                                     =============================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries ("Drew" or the "Company"). There are no unconsolidated subsidiaries. Drew's wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries ("Kinro") and Lippert Components, Inc. and its subsidiaries ("LCI"). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes. All significant intercompany balances and transactions have been eliminated. Certain prior year balances may have been reclassified to conform to current year presentation.

      The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2002 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.    Segment Reporting

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 62 percent of consolidated net sales for the six months ended June 30, 2003 and 53 percent of the annual consolidated net sales for 2002, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and chassis slide out mechanisms and related power units. The MH segment, which accounted for 38 percent of consolidated net sales for the six months ended June 30, 2003 and 47 percent of the annual consolidated net sales for 2002, manufactures a variety of components used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units. This shift in sales between segments resulted partly from the growth in the RV industry and the decline in the MH industry. The RV segment and the MH segment primarily sell their products to the producers of recreational vehicles and manufactured homes. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. Intersegment sales are insignificant.

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

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Information relating to segments follows (in thousands):

                                             Six Months Ended           Three Months Ended
                                                 June 30,                    June 30,
                                         -----------------------     -----------------------
                                            2003          2002          2003          2002
--------------------------------------------------------------------------------------------

Net sales:
   RV segment                            $ 105,714     $  78,814     $  55,457     $  44,106
   MH segment                               64,523        79,091        33,953        41,612
                                         ---------------------------------------------------
      Total                              $ 170,237     $ 157,905     $  89,410     $  85,718
                                         ===================================================

Operating profit:
   RV segment                            $  11,416     $   7,638     $   6,886     $   4,056
   MH segment                                6,479         9,730         3,938         5,486
                                         ---------------------------------------------------
      Total segments operating profit       17,895        17,368        10,824         9,542
Amortization of intangibles                   (375)         (359)         (182)         (182)
Corporate and other                         (1,986)       (1,522)       (1,057)         (775)
                                         ---------------------------------------------------
      Operating profit                   $  15,534     $  15,487     $   9,585     $   8,585
                                         ===================================================

3.    Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                             June 30,          December 31,
                                      ----------------------   ------------
                                        2003          2002         2002
                                      -------------------------------------

Finished goods                        $  6,843      $  7,367      $  7,681
Work in process                          1,442         1,710         1,408
Raw material                            23,540        21,652        28,054
                                      ------------------------------------
         Total                        $ 31,825      $ 30,729      $ 37,143
                                      ====================================

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

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

5.    Discontinued Operations

      The axle and tire refurbishing business of the Company's Lippert Tire and Axle, Inc. subsidiary ("LTA") did not perform well over the past several years, primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. In January 2001, the axle and tire refurbishing business closed two of its five factories, and in July 2001 a third such operation was sold. In September 2002, the Company converted one of its two remaining tire and axle refurbishing facilities to a RV window production facility. The last axle and tire refurbishing operation was sold in January 2003 at a small gain. As a result, the axle and tire refurbishing business is classified as discontinued operations in the Condensed Consolidated Financial Statements pursuant to SFAS No. 144, adopted by the Company effective January 1, 2002.

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

      The proceeds from the disposition of all remaining significant assets of LTA's axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, were collected during the first quarter of 2003.

      The discontinued axle and tire refurbishing business had previously been included in the Company's MH segment, and had revenues of $5.7 million in the first six months of 2002, which have been reclassified to discontinued operations.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.    Long Term Indebtedness

      Long-term indebtedness consists of the following (in thousands):

                                                                        June 30,
                                                                 ---------------------  December 31,
                                                                    2003        2002        2002
----------------------------------------------------------------------------------------------------

Senior Notes payable at the rate of $8,000 per annum
  on January 28, with interest payable
  semiannually at the rate of 6.95% per annum                     $ 16,000    $ 24,000    $ 24,000
Notes payable pursuant to a Credit Agreement  expiring
  October 15, 2005 consisting of a revolving loan, not
  to exceed $30,000; interest at prime rate or LIBOR plus
  a rate margin based upon the Company's performance                    --       5,950       2,900
Industrial Revenue Bonds, interest rates at June 30, 2003
  of 3.29% to 6.28%, due 2008 through 2017; secured by
  certain real estate and equipment                                  8,285       6,547       8,871
Real estate mortgage payable at the rate of $70 per month
  with a balloon payment of $3,371 in May 2006,
  interest at 9.03% per annum                                        4,693       5,085       4,894
Other loans secured by certain real estate and  equipment, due
  2006 to 2016, primarily fixed rates of 7.25% to 8.72%              7,784       8,690       8,140
                                                                  --------------------------------
                                                                    36,762      50,272      48,805

Less current portion                                                10,003       9,639       9,993
                                                                  --------------------------------

Total long-term indebtedness                                      $ 26,759    $ 40,633    $ 38,812
                                                                  ================================

      Pursuant to the Senior Notes, the Credit Agreement, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. The Company is in compliance with all such requirements. Borrowings under the Senior Notes and the Credit Agreement are secured only by the capital stock of the Company's subsidiaries.

      The Company pays a commitment fee, accrued at the rate of 3/8 of one percent per annum, on the daily unused amount of the revolving line of credit

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

7.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                       Six Months Ended      Three Months Ended
                                           June 30,               June 30,
                                     --------------------   --------------------
                                       2003        2002        2003        2002
--------------------------------------------------------------------------------

Weighted average common shares
     outstanding - basic              10,007       9,717      10,045       9,753
Assumed issuance of common stock
     pertaining to stock options         208         207         204         234
                                     -------------------------------------------
Weighted average common shares
     outstanding - diluted            10,215       9,924      10,249       9,987
                                     ===========================================

8.    Stock Options

      As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 "Accounting for Stock-Based Compensation - Transition and Disclosures." All employee stock options granted subsequent to April 1, 2002 are being expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

      Historically the Company had applied the "disclosure only" option of SFAS No.123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002.

      The adoption of this new accounting policy for stock options resulted in a pretax charge of $60,000 for the six months ended June 30, 2003 and $30,000 for the three months ended June 2003. There was no impact on the consolidated financial statements for the six and three month periods ended June 30, 2002, since no stock options were granted during those periods.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

The following table illustrates the effect on net income (loss) and net income
(loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                  Six Months Ended           Three Months Ended
                                                      June 30,                    June 30,
                                               ----------------------     -----------------------
                                                  2003         2002          2003          2002
-------------------------------------------------------------------------------------------------

Net income (loss), as reported                 $   8,611    $ (21,781)    $   5,345     $   4,767
Add: Stock-based employee compensation
   expense included in reported net income
   (loss), net of related tax effects                 37           --            18            --
Deduct: Total stock-based employee
   compensation expense determined under
   fair value method for all awards, net of
   related tax effect                               (177)        (217)          (89)         (101)
                                               --------------------------------------------------

Pro forma net income (loss)                    $   8,471    $ (21,998)    $   5,274     $   4,666
                                               ==================================================

Net income (loss) per common share:
   Basic - as reported                         $     .86    $   (2.24)    $     .53     $     .49
                                               ==================================================
   Basic - pro forma                           $     .85    $   (2.26)    $     .53     $     .48
                                               ==================================================

   Diluted - as reported                       $     .84    $   (2.19)    $      52     $     .48
                                               ==================================================
   Diluted - pro forma                         $     .83    $   (2.22)    $     .51     $     .47
                                               ==================================================

9.    Subsequent Event

      On July 17, 2003, the Company acquired Kansas-based LTM Manufacturing LLC ("LTM"), with annual sales of approximately $4 million. LTM manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM's debt which the Company repaid on closing. The purchase price was funded with Drew's available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over the next five years.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 62 percent of consolidated net sales for the six months ended June 30, 2003 and 53 percent of the annual consolidated net sales for 2002, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and RV slide-out mechanisms and related power units. The MH segment, which accounted for 38 percent of consolidated net sales for the six months ended June 30, 2003 and 47 percent of the annual consolidated net sales for 2002, manufactures a variety of components used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units. This shift in sales between segments resulted partly from the growth in the RV industry and the decline in the MH industry. The RV segment and the MH segment primarily sell their products to the producers of recreational vehicles and manufactured homes. Each segment also supplies related products to other industries, but sales of these products represent less than 5 percent of the segment's net sales. Intersegment sales are insignificant.

      The Company's operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments. At June 30, 2003, the Company's subsidiaries operated 40 plants in 18 states and one in Canada.

INDUSTRY BACKGROUND

      Recreational Vehicle Industry

      The Recreational Vehicle Industrial Association ("RVIA") reported a one percent decline in shipments in the second quarter of 2003 as compared to the second quarter of 2002, while shipments in the first six months of 2003 were three percent above the first six months of 2002. However, shipments of travel trailers and fifth wheel RVs, the Company's primary market, increased seven percent for the quarter and 12 percent for the six month period. In 2002, the RVIA reported an increase of 21 percent in total RV shipments and 25 percent for travel trailers and fifth wheel RVs for the year. Increasing industry RV sales are expected to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. Industry growth also continues to be bolstered by the preference for domestic vacations, rather than foreign travel, and low interest rates. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV's owned by those 35 to 54 grew faster than all other age groups.

      Manufactured Housing Industry

      While the Company believes retail demand for manufactured homes has remained fairly steady in recent years, limited credit availability, high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes, and unusually high repossessions of manufactured homes, remain problems for the industry. Based upon industry reports, retail sales of manufactured homes have remained fairly steady at 250,000 to 300,000 homes annually since 2000. However, some of these retail sales have been filled by inventory reductions by dealers and the manufacturers and the resale of repossessed homes. It has been estimated that approximately 90,000 manufactured homes were repossessed in each of the last three years, with estimates as high as 115,000 homes to be repossessed in 2003, far in excess of historical repossession levels. In addition, it is estimated that inventories of new homes held by dealers and manufacturers were reduced by approximately 25,000 homes in 2002.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      As a result of these factors and general economic conditions, the Manufactured Housing Institute ("MHI") reported industry production of manufactured homes fell 25 percent in the second quarter of 2003 and 26 percent for the first six months of 2003, as compared to the same periods in 2002, and are now about 65 percent below the peak levels of 1998. Industry projections for 2003 production range between 130,000 and 140,000 manufactured homes, compared to 373,000 manufactured homes produced in 1998 and 168,000 homes in 2002. The reduced availability of chattel loans has also been a concern for the manufactured housing industry as several lenders have either exited the manufactured housing industry or tightened their credit approval criteria. However, the increase in land/home and conventional mortgages for manufactured homes, compared to higher cost and less secure chattel loans, is expected to partially mitigate the limited availability of chattel loans for manufactured homes.

      As a result of market share gains and efficiency improvements, Drew's MH segment has remained profitable throughout this extended industry-wide slump. Long-term prospects for manufactured housing are still favorable because it provides quality, affordable housing which the country needs.

      RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                       Six Months Ended June 30,  Three Months Ended June 30,
                                       -------------------------  ---------------------------
                                           2003          2002          2003          2002
---------------------------------------------------------------------------------------------
Net sales:
  RV segment                            $ 105,714     $  78,814     $  55,457     $  44,106
  MH segment                               64,523        79,091        33,953        41,612
                                        ---------------------------------------------------
     Total                              $ 170,237     $ 157,905     $  89,410     $  85,718
                                        ===================================================

Operating profit:
  RV segment                            $  11,416     $   7,638     $   6,886     $   4,056
  MH segment                                6,479         9,730         3,938         5,486
                                        ---------------------------------------------------
     Total segments operating profit    $  17,895        17,368        10,824         9,542
Amortization of intangibles                  (375)         (359)         (182)         (182)
Corporate and other                        (1,986)       (1,522)       (1,057)         (775)
                                        ---------------------------------------------------
     Total                              $  15,534     $  15,487     $   9,585     $   8,585
                                        ===================================================

      Consolidated Highlights

            o Income from continuing operations before cumulative effect of change in accounting principle was up 11 percent for the second quarter.

            o     Operating profit margin for the second quarter increased to
                  10.7 percent, from 10.0 percent in the second quarter last year, partially offsetting a decline in the first quarter operating profit margin.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

            o Net sales for the first six months and second quarter of 2003 grew by 8 percent and 4 percent, respectively, from the comparable periods in 2002.

            o On July 17, the Company completed the acquisition of Kansas-based LTM Manufacturing, LLC, a manufacturer of innovative RV products with annual sales of approximately $4 million, for $4.1 million.

      RV Segment

      The RV segment achieved a sales increase of 34 percent ($26.9 million) and 26 percent ($11.4 million) in the first six months and second quarter of 2003, respectively, compared to the comparable periods of 2002. These increases are due to increases in market share of all primary product lines in this segment, including chassis, RV slide-out mechanisms and related power units, and windows and doors, as well as to the overall growth in the RV industry, in particular the Company's primary market of travel trailers and fifth wheel RVs. Long-term growth in RV sales may result from demographic trends, as demand for RVs is strongest from the over 50 population, which is the fastest growing segment of the population. There have been no significant changes in sales prices by the Company's RV segment in the quarter or since the second quarter of 2002.

      Operating profit of the RV segment increased $3.8 million (49 percent) and $2.8 million (70 percent) for the first six months and second quarter of 2003, respectively. This increase is primarily attributable to an increase in unit sales. The segment's operating profit margin also increased to 10.8 percent for the first six months and 12.4 percent for the second quarter of 2003, from 9.7 percent and 9.2 percent for the comparable periods in 2002. The increase in the operating profit margin of the RV segment was achieved by the spreading of fixed costs over higher sales, improved operating efficiencies and the continued expansion of slide out mechanisms and related power units. Also contributing to margin improvements was improved operating results at several of the Company's facilities, especially those in Rialto, California, and Goshen and Middlebury, Indiana. The 2002 second quarter profit margin was also negatively affected by approximately $0.5 million of startup costs relating to a new facility which opened in the third quarter of 2002 and other newly obtained business in the second quarter of 2002. Partially offsetting this increase in operating profit margin in 2003 as compared to 2002 were legal and other costs related to the settlement of patent litigation on the Company's slide-out mechanisms in February 2003, higher steel costs, higher insurance costs and start up costs at the Company's Bristol, Indiana plant

      MH Segment

            Net sales of the MH segment declined 18 percent ($14.6 million) and 18 percent ($7.7 million) in the six and three month periods ended June 30, 2003, respectively, from the same periods last year, which was less of a decline than the industry. The Company has captured market share and increased sales of products for modular homes and office units partially offsetting the sales reduction caused by the Manufactured Housing industry decline. There have been no significant changes in sales prices by the Company's MH segment in the quarter or since the second quarter of 2002, except selling price increases for chassis parts in the second half of 2002.

      Operating profit of the MH segment decreased $3.3 million (33 percent) in the six month period and $1.5 million (28 percent) in the second quarter of 2003 from the same periods in 2002 largely as a result of the decrease in sales. This segment's operating profit margin was 10.0 percent of sales in the six month period and

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

11.6 percent in the second quarter of 2003, compared to 12.3 percent and 13.2 percent for the same periods last year, respectively, as steel costs were higher this quarter than in last year's second quarter, after rising in the second half of last year. However, steel prices paid by the Company have declined from the extremely high levels of the second half of 2002 and early 2003. Higher group insurance costs and the impact of lower volume on fixed costs also negatively impacted operating profit. Selling, general and administrative expenses were down in dollar terms, largely following the trend of sales, but remained steady as a percent of sales. Selling, general and administrative expenses for the second quarter of 2003 were reduced by approximately $0.3 million due to the recovery of a receivable which had been written off in the fourth quarter of 2002.

      The Company debuted a new one-piece tub/shower unit featuring two new innovations, the VEC(TM) technology and the VEC Shield (TM) finish at the National Plastic Exposition (NPE) in Chicago on June 23-27, 2003. The Company believes that the VEC Shield (TM) finish represents a significant improvement over traditional gel coated fiberglass. The Company is currently in negotiations to lease equipment in order to utilize the VEC (TM) technology to produce bath products for the manufactured housing industry. If lease negotiations are completed during the third quarter, production should commence in early 2004.

      Corporate and Other

      Corporate and other expenses were $464,000 and $282,000 higher than last year's first six months and second quarter, respectively, primarily as a result of higher insurance costs, stock option expense resulting from the adoption of SFAS 123 and expenses related to corporate governance due to the implementation of the Sarbanes-Oxley requirements.

      Taxes

      The effective tax rate for the first six months of 2003 was approximately
39.1 percent as compared to 38.2 percent for the first six months of 2002. The increase in the effective tax rate is due to a change in the composition of pretax income for state tax purposes.

Interest Expense, Net

      Interest expense, net, decreased $186,000 and $66,000 from the first six months and second quarter of 2002, respectively, as a result of the reduction in debt levels, and to a lesser extent, savings resulting from interest rate reductions. The interest expense for 2003 also includes $102,000 related to imputed interest on the liability recorded for minimum royalty payments for the fiscal years 2003 through 2006.

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

      The adoption of this new accounting policy for stock options resulted in a pretax charge of $60,000 and $30,000 for the six and three month periods ended June 30, 2003, respectively. There was no impact on the financial statements for the six and three month periods ended June 30, 2002, since no stock options were granted during those periods. The Company has historically granted stock options to employees during the fourth quarter every other year. Management currently expects the next such grant of stock options to take place in the fourth quarter of 2003. As a result, the pretax charge relating to stock options will increase subsequent to the next grant of stock options.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following (in thousands):

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2003           2002
                                                         ----           ----
Net cash flows provided by operating activities        $ 17,291       $  7,421
Net cash flows used for investment activities          $ (2,819)      $ (5,729)
Net cash flows used for financing activities           $ (9,904)      $ (1,250)

      Net cash flows from operating activities of $17.3 million for 2003 were approximately $9.9 million higher than such cash flows in 2002 as a result of:

      a) A smaller seasonal increase in accounts receivable for the first six months of 2003. The increase in accounts receivable was lower than 2002, even though sales were higher in 2003, due to a reduction in the days sales outstanding in receivables. This was due to the timing of collections.

      b) A decline in inventories this year compared to an increase in inventories in the prior year. The decline in the current year resulted from a concerted effort by management to reduce inventories at all locations, as well as, strategic buying of certain raw materials at December 31, 2002. The inventory decrease is substantially all in raw materials, as there was only approximately a two week supply of finished goods on hand at December 31, 2002, and June 30, 2003 and 2002.

      c) A decline in prepaid expenses and other current assets primarily due to the utilization of prepaid Federal income taxes.

      d) The above items were partially offset by a smaller seasonal increase in accounts payable, accrued expenses and other current liabilities. This change is primarily from the timing of payment due dates and purchases. Purchases were impacted by the rising inventories during the second quarter of 2002, while inventories were declining in 2003. Trade payables are generally paid within the discount period.

      Cash flows used for investing activities of $2.8 million consist of capital expenditures. Capital expenditures for 2003 are expected to approximate $7.5 million and are expected to be funded by cash flow from operations. Capital expenditures for the full year 2002 were $10.5 million, including $5.1 million in the first six months of 2002.

      Cash flows used for financing activities for the first six months of 2003 include a net decrease in debt of $12.0 million, partially funded by $2.1 million received from the exercise of employee stock options. Cash flows provided by financing activities for the first six months of 2002 include a net decrease in debt of $3.0 million. Total debt has been reduced by $13.5 million since June 2002.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      Availability under the Company's line of credit, which availability was $27.4 million at June 30, 2003, net of $2.6 million in letters of credit, along with anticipated cash flows from operations, is adequate to finance the Company's working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company's loan agreements contain prepayment penalties.

      The Company has outstanding $16 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually, of which the first three payments were made annually since January 2001.

SUBSEQUENT EVENT

      On July 17, 2003, the Company acquired Kansas-based LTM Manufacturing LLC ("LTM"), with annual sales of approximately $4 million. LTM manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM's debt which the Company repaid on closing. The purchase price was funded with Drew's available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over the next five years.

CORPORATE GOVERNANCE

      The Company is in compliance with the new corporate governance requirements of the Securities and Exchange Commission and the American Stock Exchange as required by the Sarbanes-Oxley Act of 2002. The Company's governance documents and committee charters have been posted to the Company's website (www.drewindustries.com) and will be updated periodically. The website also contains, or provides direct links to all SEC filings, press releases and investor presentations. The Company has also established a toll-free hotline to report complaints about the Company's accounting, internal controls, auditing matters or other concerns.

      The Company recently received notification from Institutional Stockholders Services, Inc., ("ISS") a Rockville, Maryland based independent research firm that advises institutional investors, that Drew's corporate governance policies outranked 98.4 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

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

INFLATION

      The prices of raw materials, consisting primarily of vinyl, aluminum, steel, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. Since the second quarter of 2002, the Company experienced modest increases in its labor costs related to inflation.

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

      There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly vinyl, aluminum, steel, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

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

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2003, the Company had $34.3 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $343,000 lower per annum, than if the fixed rate financing could be done at current market rates.

      The Company also has a $30 million line of credit. At June 30, 2003, the Company had no outstanding borrowings on the line of credit. At June 30, 2003, the Company had $2.5 million of variable rate debt. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $2.5 million, future cash flows would be affected by $25,000 per annum.

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

                          DREW INDUSTRIES INCORPORATED

      Item 4. CONTROLS AND PROCEDURES

      a)    Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 ("The Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, in accordance with the definition of "disclosure controls and procedures" in Rule 13a - 14 (c) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management considered in its evaluation the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this quarterly report, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

      Item 6 - Exhibits and Reports on Form 8-K

      a)    Exhibits as required by item 601 of Regulation 8-K:

            1) 31.1 Certification of Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit
                  31.1 is filed herewith.

            2) 31.2 Certification of Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit
                  31.2 is filed herewith.

            3) 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.1 is filed herewith.

            4) 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.2 is filed herewith.

      b)    Reports on Form 8-K filed during the quarter ended June 30, 2003:

            1) On April 24, 2003 the Company filed a current report on Form 8-K announcing results for the first quarter of 2003.

            2) On May 5, 2003, the Company filed a current report on Form 8-K disclosing the election of David A. Reed as a director of Drew Industries Incorporated.

            3) On June 3, 2003, the Company filed a current report on Form 8-K announcing a presentation at the Red Chip Partners San Francisco Investors Conference 2003.

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

August 12, 2003