Form 10-Q
period 2003-09-30
DREW INDUSTRIES INCORPORATED
filed 2003-11-10
CIK 763744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,127,483 shares of common stock as of October 31, 2003.

================================================================================

                  DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                                                           Page

PART I -  FINANCIAL INFORMATION

          Item 1 - FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME....................     3

          CONDENSED CONSOLIDATED BALANCE SHEETS..........................     4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................     5

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY ......     6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........  7-13

          Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........... 14-23

          Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
              ABOUT MARKET RISK..........................................    24

          Item 4 - CONTROLS AND PROCEDURES...............................    25

PART II - OTHER INFORMATION

          Item 1 - LEGAL PROCEEDINGS.....................................    26

          Item 6 - EXHIBITS AND REPORTS ON FORM 8-K......................    26

SIGNATURES...............................................................    27

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION.............................    28

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION.............................    29

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION.............................    30

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION.............................    31

                          DREW INDUSTRIES INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Nine Months Ended            Three Months Ended
                                                                 September 30,                September 30,
                                                            -----------------------       --------------------
                                                              2003          2002           2003         2002
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                                   $266,344      $ 247,122       $96,107      $89,217
Cost of sales                                                200,041        186,455        70,637       68,105
                                                            --------------------------------------------------
     Gross profit                                             66,303         60,667        25,470       21,112
Selling, general and administrative expenses                  39,279         36,779        13,980       12,711
                                                            --------------------------------------------------
     Operating profit                                         27,024         23,888        11,490        8,401
Interest expense, net                                          2,340          2,700           722          896
                                                            --------------------------------------------------
     Income from continuing operations before income
       taxes and cumulative effect of change in
       accounting principle                                   24,684         21,188        10,768        7,505
Provision for income taxes                                     9,629          8,041         4,186        2,814
                                                            --------------------------------------------------
     Income from continuing operations before cumu-
       lative effect of change in accounting principle        15,055         13,147         6,582        4,691
Discontinued operations (net of taxes of $75 in 2003
     and ($80) and $5 for the nine and three month
     periods in 2002, respectively)                              138           (148)           --            9
                                                            --------------------------------------------------
     Income before cumulative effect of change in
       accounting principle                                   15,193         12,999         6,582        4,700
Cumulative effect of change in accounting principle
   for goodwill (net of taxes of $2,825)                          --        (30,080)           --           --
                                                            --------------------------------------------------

     Net income (loss)                                      $ 15,193      $ (17,081)      $ 6,582      $ 4,700
                                                            ==================================================

Net income (loss) per common share:
Income from continuing operations before cumulative
   effect of change in accounting principle:
         Basic                                              $   1.50      $    1.35       $   .65      $   .48
                                                            ==================================================
         Diluted                                            $   1.47      $    1.32       $   .64      $   .47
                                                            ==================================================
Discontinued operations, net of taxes:
         Basic                                              $    .01      $    (.02)      $    --      $    --
                                                            ==================================================
         Diluted                                            $    .01      $    (.01)      $    --      $    --
                                                            ==================================================
Cumulative effect of change in accounting principle
   for goodwill, net of taxes:
         Basic                                              $     --      $   (3.08)      $    --      $    --
                                                            ==================================================
         Diluted                                            $     --      $   (3.02)      $    --      $    --
                                                            ==================================================
Net income (loss):
         Basic                                              $   1.51      $   (1.75)      $   .65      $   .48
                                                            ==================================================
         Diluted                                            $   1.48      $   (1.71)      $   .64      $   .47
                                                            ==================================================

Weighted average common shares outstanding:
         Basic                                                10,044          9,757        10,118        9,836
                                                            ==================================================
         Diluted                                              10,256          9,970        10,337       10,062
                                                            ==================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,
                                                                         -------------------------    December 31,
                                                                            2003           2002           2002
------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amount)
ASSETS
Current assets
   Cash and cash equivalents                                             $   9,433       $   2,107       $     316
   Accounts receivable, trade, less allowances                              22,775          21,805          12,969
   Inventories                                                              35,232          34,235          37,143
   Prepaid expenses and other current assets                                 5,253           5,939           8,618
   Discontinued operations                                                      --           1,817           1,211
                                                                         -----------------------------------------

           Total current assets                                             72,693          65,903          60,257

Fixed assets, net                                                           72,816          73,860          74,041
Goodwill                                                                    10,219           6,912           7,043
Other intangible assets                                                      4,456             922             814
Other assets                                                                 2,957           5,540           3,241
                                                                         -----------------------------------------
           Total assets                                                  $ 163,141       $ 153,137       $ 145,396
                                                                         =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, including current maturities of
     long-term indebtedness                                              $   9,825       $   9,900       $   9,993
   Accounts payable, trade                                                  12,864          13,768           7,998
   Accrued expenses and other current liabilities                           24,232          20,121          17,699
   Discontinued operations                                                      69             547             500
                                                                         -----------------------------------------

           Total current liabilities                                        46,990          44,336          36,190

Long-term indebtedness                                                      25,363          42,052          38,812
Other long-term liabilities                                                  2,997             275             290
                                                                         -----------------------------------------

           Total liabilities                                                75,350          86,663          75,292
                                                                         -----------------------------------------

Commitments and Contingencies

Stockholders' equity
   Common stock, par value $.01 per share: authorized
     20,000,000 shares; issued 12,257,208 shares at September 2003;
     12,004,188 shares at September 2002 and 12,084,788 at
     December 2002                                                             123             120             121
   Paid-in capital                                                          31,060          27,422          28,568
   Retained earnings                                                        76,075          58,399          60,882
                                                                         -----------------------------------------
                                                                           107,258          85,941          89,571
   Treasury stock, at cost - 2,149,325 shares                              (19,467)        (19,467)        (19,467)
                                                                         -----------------------------------------
           Total stockholders' equity                                       87,791          66,474          70,104
                                                                         -----------------------------------------

           Total liabilities and stockholders' equity                    $ 163,141       $ 153,137       $ 145,396
                                                                         =========================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                   -----------------------
                                                                                                     2003           2002
--------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net income (loss)                                                                               $ 15,193       $(17,081)
   Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
     Cumulative effect of change in accounting principle for goodwill, net of taxes                      --         30,080
     Discontinued operations, net of taxes                                                             (138)           148
                                                                                                   -----------------------
         Income from continuing operations                                                           15,055         13,147
     Depreciation and amortization                                                                    5,878          5,318
     Loss on disposal of fixed assets                                                                   106            149
     Deferred stock compensation                                                                        250             40
     Changes in assets and liabilities:
         Accounts receivable, net                                                                    (9,592)       (11,312)
         Inventories                                                                                  2,247         (8,709)
         Prepaid expenses and other assets                                                            4,082         (2,161)
         Accounts payable, accrued expenses and other liabilities                                     9,498         12,756
                                                                                                   -----------------------
     Net cash flows provided by continuing operating activities                                      27,524          9,228
         Income (loss) from discontinued operations                                                     138           (148)
         Changes in discontinued operations                                                             771            910
                                                                                                   -----------------------
                Net cash flows provided by operating activities                                      28,433          9,990
                                                                                                   -----------------------

Cash flows from investing activities:
   Capital expenditures                                                                              (3,906)        (8,461)
   Business acquisitions, net of cash acquired                                                       (3,752)        (1,816)
   Proceeds from sales of fixed assets                                                                   65            267
                                                                                                   -----------------------

                Net cash flows used for investing activities                                         (7,593)       (10,010)
                                                                                                   -----------------------

Cash flows from financing activities:
   Proceeds from line of credit                                                                      31,550         61,600
   Proceeds from loans secured by real estate and equipment                                              --          2,750
   Repayments under line of credit and other borrowings                                             (45,517)       (65,719)
   Exercise of stock options                                                                          2,244          2,305
                                                                                                   -----------------------

                Net cash flows (used for) provided by financing activities                          (11,723)           936
                                                                                                   -----------------------

                Net increase in cash                                                                  9,117            916

Cash and cash equivalents at beginning of period                                                        316          1,191
                                                                                                   -----------------------
Cash and cash equivalents at end of period                                                         $  9,433       $  2,107
                                                                                                   =======================

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
         Interest on debt                                                                          $  2,717       $  3,303
         Income taxes paid                                                                         $  5,935       $  7,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                             Total
                                                     Common        Paid-in     Retained     Treasury     Stockholders'
                                                      Stock        Capital     Earnings       Stock         Equity
----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 2002                          $   121     $  28,568    $  60,882     $(19,467)      $  70,104
Net income for nine months ended
     September 30, 2003                                                          15,193                       15,193
Issuance of 172,420 shares of common
     stock pursuant to stock option plan                   2         1,905                                     1,907
Income tax benefit relating to issuance
     of common stock pursuant to stock option plan                     337                                       337
Deferred stock compensation expense and other                          250                                       250
                                                     ---------------------------------------------------------------

Balance - September 30, 2003                         $   123     $  31,060    $  76,075     $(19,467)      $  87,791
                                                     ===============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DREW INDUSTRIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries ("Drew" or the "Company"). There are no unconsolidated subsidiaries. Drew's wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries ("Kinro") and Lippert Components, Inc. and its subsidiaries ("LCI"). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

      The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2002 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.    Segment Reporting

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 62 percent of consolidated net sales for the nine months ended September 30, 2003 and 53 percent of the annual consolidated net sales for 2002, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and chassis slide out mechanisms and related power units. The MH segment, which accounted for 38 percent of consolidated net sales for the nine months ended September 30, 2003 and 47 percent of the annual consolidated net sales for 2002, manufactures a variety of components used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

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

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

those described in Note 1 of Notes to Consolidated Financial Statements, of the Company's December 31, 2002 Annual Report on Form 10-K.

      Information relating to segments follows (in thousands):

                                                             Nine Months Ended              Three Months Ended
                                                               September 30,                   September 30,
                                                        -------------------------        -------------------------
                                                            2003          2002               2003          2002
        -----------------------------------------------------------------------------------------------------------
         Net sales:
              RV segment                                $  165,010     $  125,956        $   59,296     $   47,142
              MH segment                                   101,334        121,166            36,811         42,075
                                                        ----------------------------------------------------------
                 Total                                  $  266,344     $  247,122        $   96,107     $   89,217
                                                        ==========================================================

         Operating profit:
              RV segment                                $   19,392     $   12,686        $    7,976     $    5,048
              MH segment                                    11,219         14,169             4,740          4,439
                                                        ----------------------------------------------------------
                 Total segments operating profit            30,611         26,855            12,716          9,487
         Amortization of intangibles                          (571)          (551)             (196)          (192)
         Corporate and other                                (3,016)        (2,416)           (1,030)          (894)
                                                        ----------------------------------------------------------
                 Operating profit                       $   27,024     $   23,888        $   11,490     $    8,401
                                                        ==========================================================

3.    Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

      Inventories consist of the following (in thousands):

                                                                  September 30,                  December 31,
                                                          ---------------------------            ------------
                                                             2003              2002                   2002
                                                          ---------------------------------------------------
         Finished goods                                    $    6,690      $    6,960             $    7,681
         Work in process                                        1,359           1,653                  1,408
         Raw material                                          27,183          25,622                 28,054
                                                           -------------------------------------------------
                  Total                                    $   35,232      $   34,235             $   37,143
                                                           =================================================

4.    Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that intangible assets acquired in a purchase combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002.

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

      The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30. During the fourth quarter of 2002, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2002. Based on the comparison of the carrying values to the estimated fair values, the Company concluded that no additional goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2003.

5.    Discontinued Operations

      The axle and tire refurbishing business of the Company's Lippert Tire and Axle, Inc. subsidiary ("LTA") did not perform well between 2000 and 2002, primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. In January 2001, the axle and tire refurbishing business closed two of its five factories, and in July 2001 a third such operation was sold. In September 2002, the Company converted one of its two remaining tire and axle refurbishing facilities to a RV window production facility. The last axle and tire refurbishing operation was sold in January 2003 at a small gain. As a result, the axle and tire refurbishing business is classified as discontinued operations in the Condensed Consolidated Financial Statements pursuant to SFAS No. 144, adopted by the Company effective January 1, 2002.

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

      The discontinued axle and tire refurbishing business had previously been included in the Company's MH segment, and had revenues of $9.4 million in the first nine months of 2002, which have been reclassified to discontinued operations.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.    Long Term Indebtedness

      Long-term indebtedness consists of the following (in thousands):

                                                                                      September 30,
                                                                                   -------------------   December 31,
                                                                                    2003         2002        2002
--------------------------------------------------------------------------------------------------------------------
      Senior Notes payable at the rate of $8,000 per annum
        on January 28, with interest payable
        semiannually at the rate of 6.95% per annum                                $16,000      $24,000      $24,000
      Notes payable pursuant to a Credit Agreement expiring
        October 15, 2005 consisting of a revolving loan, not to exceed
        $30,000; interest at prime rate or LIBOR plus
        a rate margin based upon the Company's performance                              --        5,350        2,900
      Industrial Revenue Bonds, interest rates at September 30, 2003 of 3.20%
        to 6.28%, due 2008 through 2017; secured by
        certain real estate and equipment                                            8,068        9,086        8,871
      Real estate mortgage payable at the rate of $70 per month
        with a balloon payment of $3,371 in May 2006,
        interest at 9.03% per annum                                                  4,590        4,991        4,894
      Other loans primarily secured by certain real estate and
        equipment, due 2006 to 2016, primarily fixed rates
        of 7.25% to 8.72%                                                            6,530        8,525        8,140
                                                                                   ---------------------------------
                                                                                    35,188       51,952       48,805

      Less current portion                                                           9,825        9,900        9,993
                                                                                   ---------------------------------

      Total long-term indebtedness                                                 $25,363      $42,052      $38,812
                                                                                   =================================

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

      During the third quarter of 2003, the Company prepaid $1.4 million of other loans with interest rates of 7.75 percent to 7.90 percent. There were no penalties on such pre-payments.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

7.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

                                                       Nine Months Ended              Three Months Ended
                                                         September 30,                   September 30,
                                                     ----------------------          ---------------------
                                                        2003         2002              2003        2002
----------------------------------------------------------------------------------------------------------
         Weighted average common shares
              outstanding - basic                      10,044         9,757            10,118        9,836
         Assumed issuance of common stock
              pertaining to stock options                 212           213               219          226
                                                     -----------------------------------------------------
         Weighted average common shares
              outstanding - diluted                    10,256         9,970            10,337       10,062
                                                     =====================================================

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

      Prior to January 1, 2002, the Company had applied the "disclosure only" option of SFAS No.123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002.

      The adoption of this new accounting policy for stock options resulted in a pretax charge of $90,000 for the nine months ended September 30, 2003 and $30,000 for the three months ended September 30, 2003. There was no impact on the consolidated financial statements for the nine and three month periods ended September 30, 2002, since no stock options were granted during those periods.

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

The following table illustrates the effect on net income (loss) and net income
(loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                       Nine Months Ended                    Three Months Ended
                                                          September 30,                         September 30,
                                                   --------------------------           --------------------------
                                                      2003            2002                 2003             2002
------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                     $  15,193      $  (17,081)           $   6,582        $   4,700
Add: Stock-based employee compensation
   expense included in reported net income
   (loss), net of related tax effects                     55              --                   18               --
Deduct: Total stock-based employee
   compensation expense determined under
   fair value method for all awards, net of
   related tax effect                                   (266)           (304)                 (89)             (87)
                                                   ---------------------------------------------------------------

Pro forma net income (loss)                        $  14,982      $  (17,385)           $   6,511         $  4,613
                                                   ===============================================================

Net income (loss) per common share:
   Basic - as reported                             $    1.51      $    (1.75)           $     .65         $    .48
                                                   ===============================================================
   Basic - pro forma                               $    1.49      $    (1.78)           $     .64         $    .47
                                                   ===============================================================

   Diluted - as reported                           $    1.48      $    (1.71)           $     .64         $    .47
                                                   ===============================================================
   Diluted - pro forma                             $    1.46      $    (1.74)           $     .63         $    .46
                                                   ===============================================================

9.    Acquisition

      On July 17, 2003, the Company acquired Kansas-based LTM Manufacturing LLC ("LTM"), with annual sales of approximately $4.5 million. LTM manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM's debt which the Company repaid on closing. The purchase price was funded with Drew's available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over the next five years. Total consideration was allocated as follows (in thousands):

            Net tangible assets acquired                    $  496
            Identifiable intangible assets                     430
            Goodwill                                         3,176
                                                            ------

                  Total consideration                       $4,102
                                                            ======

                          DREW INDUSTRIES INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

10.   Subsequent Event

      On October 3, 2003, the Company acquired certain assets and liabilities of Indiana-based ET&T Frames, Inc. ("ET&T"), with annual sales of approximately $7 million. ET&T manufactures chassis primarily for specialty trailer units, consisting of park models, office units, cargo trailers and, to a lesser extent, chassis for towable recreational vehicles. This acquisition represents a significant expansion of Drew's chassis manufacturing business into specialty chassis. The $3.6 million purchase price includes the accounts receivable and certain inventory and fixed assets of ET&T. Production of ET&T's products was immediately transferred to the Company's existing factories, without adding any overhead. The purchase price was funded with Drew's available cash.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 62 percent of consolidated net sales for the nine months ended September 30, 2003 and 53 percent of the annual consolidated net sales for 2002, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and RV slide-out mechanisms and related power units. The MH segment, which accounted for 38 percent of consolidated net sales for the nine months ended September 30, 2003 and 47 percent of the annual consolidated net sales for 2002, manufactures a variety of components used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

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

      The Company's operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. ("Kinro") and Lippert Components, Inc. ("LCI") have operations in both the MH and RV segments. At September 30, 2003, the Company's subsidiaries operated 41 plants in 18 states and one in Canada.

INDUSTRY BACKGROUND

      Recreational Vehicle Industry

      The Recreational Vehicle Industrial Association ("RVIA") reported a one percent decline in shipments in the third quarter of 2003, compared to the third quarter of 2002, while shipments in the first nine months of 2003 were two percent above the first nine months of 2002. Shipments of travel trailers and fifth wheel RVs, the Company's primary market, increased four percent for the quarter and nine percent for the nine month period. In 2002, the RVIA reported an increase of 21 percent in total RV shipments to near record levels and 25 percent for travel trailers and fifth wheel RVs for the year. Increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. Industry growth also continues to be bolstered by the preference for domestic vacations, rather than foreign travel, and low interest rates. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV's owned by those 35 to 54 grew faster than all other age groups.

      Manufactured Housing Industry

      As a result of limited credit availability for purchases of manufactured homes, high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes, and unusually high repossessions of manufactured homes, industry production has declined approximately 65 percent since 1998 to a projected 130,000 homes in 2003, the lowest production levels in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely in recent years to an estimated 250,000 homes in 2003. Some of these retail sales have been filled by inventory reductions by dealers and manufacturers, and the resale of repossessed homes, rather than new production. It

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

has been estimated that approximately 90,000 manufactured homes were repossessed in each of the last three years, with estimates of 100,000 homes to be repossessed in 2003, far in excess of historical repossession levels. In addition, we believe that inventories of new homes held by dealers and manufacturers were reduced in 2002 and 2003.

      The Manufactured Housing Institute ("MHI") reported that the industry decline continued in 2003, as industry production of manufactured homes fell 20 percent in the third quarter of 2003 and 24 percent for the first nine months of 2003, as compared to the same periods in 2002. Repossessions and limited availability of chattel loans for home buyers have been continuing concerns for the manufactured housing industry. However, there have been some signs that repossessions are beginning to ease and the increase in land/home and conventional mortgages for manufactured homes, compared to higher cost and less secure chattel loans, have partially mitigated the limited availability of chattel loans for manufactured homes.

      As a result of market share gains and efficiency improvements, Drew's MH segment has remained profitable throughout this extended industry-wide slump. Long-term prospects for manufactured housing are still favorable because it provides quality, affordable housing which the country needs.

RESULTS OF OPERATIONS

      Net sales and operating profit are as follows (in thousands):

                                                      Nine Months Ended                   Three Months Ended
                                                        September 30,                         September 30,
                                                 --------------------------            -------------------------
                                                    2003            2002                  2003           2002
         -------------------------------------------------------------------------------------------------------
         Net sales:
           RV segment                            $   165,010     $  125,956            $   59,296      $  47,142
           MH segment                                101,334        121,166                36,811         42,075
                                                 ---------------------------------------------------------------
              Total                              $   266,344     $  247,122            $   96,107      $  89,217
                                                 ===============================================================

         Operating profit:
           RV segment                            $    19,392     $   12,686            $    7,976      $   5,048
           MH segment                                 11,219         14,169                 4,740          4,439
                                                 ---------------------------------------------------------------
              Total segments operating profit    $    30,611         26,855                12,716          9,487
         Amortization of intangibles                    (571)          (551)                 (196)          (192)
         Corporate and other                          (3,016)        (2,416)               (1,030)          (894)
                                                 ----------------------------------------------------------------
              Total                              $    27,024     $   23,888            $   11,490      $   8,401
                                                 ===============================================================

      Consolidated Highlights

            o Income from continuing operations before cumulative effect of change in accounting principle was up 15 percent and 40 percent for the first nine months and third quarter of 2003, respectively.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

            o     Operating profit margin for the third quarter increased to
                  12.0 percent, from 9.4 percent in the third quarter last year.

            o Net sales for both the first nine months and third quarter of 2003 grew by 8 percent from the comparable periods in 2002.

            o On October 3, the Company completed the acquisition of Indiana-based ET&T Frames, Inc., a manufacturer of specialty chassis and towable RV chassis products with annual sales of approximately $7 million, for $3.6 million.

            o On July 17, the Company completed the acquisition of Kansas-based LTM Manufacturing, LLC, a manufacturer of innovative RV products with annual sales of approximately $4.5 million, for $4.1 million.

      RV Segment

      Net sales of the RV segment increased $39.1 million (31 percent) and $12.2 million (26 percent) in the first nine months and third quarter of 2003, respectively, compared to the comparable periods of 2002. These improvements are largely due to increases in the Company's market share of all primary product lines in this segment, including RV slide-out mechanisms and related power units, chassis, and windows and doors. Sales of RV slide-out mechanisms and related power units were up 84% from the third quarter of 2002 to approximately $10 million. The expansion of this segment also resulted from the industry-wide growth in the RV sales, in particular the Company's primary market of travel trailers and fifth wheel RVs. Long-term growth in industry-wide RV sales may result from demographic trends, as demand for RVs is strongest from the over 50 population, which is the fastest growing segment of the population, although RV sales may be subject to periodic swings. There have been no significant changes in sales prices by the Company's RV segment since the third quarter of 2002.

      Operating profit of the RV segment increased $6.7 million (53 percent) and $2.9 million (58 percent) for the first nine months and third quarter of 2003, respectively. This growth is attributable to both an increase in unit sales and an increase in the segment's operating profit margin. Operating profit margin increased to 11.8 percent for the first nine months and 13.5 percent for the third quarter of 2003, from 10.1 percent and 10.7 percent for the comparable periods in 2002. This margin improvement was achieved by the spreading of fixed costs over higher sales, improved operating efficiencies and more moderate steel costs compared to the higher steel costs in the second half of last year. However, steel prices have been volatile and are expected to increase over the next couple of quarters. Operating results at several of the Company's facilities improved significantly, especially those in Rialto, California, and Goshen, Bristol and Middlebury, Indiana. Partially offsetting these increases in operating profit margin were legal and other costs related to the settlement of patent litigation on the Company's slide-out mechanisms in February 2003 and higher insurance costs.

      MH Segment

            Net sales of the MH segment declined $19.8 million (16 percent) and $5.3 million (13 percent) in the nine and three month periods ended September 30, 2003, respectively, from the same periods last year, which was less of a decline than that experienced by the industry as a whole. The Company has captured market share and increased sales of products for modular homes and office units partially offsetting the sales

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

reduction caused by the Manufactured Housing industry decline. There have been no significant changes in sales prices by the Company's MH segment since the third quarter of 2002, except selling price increases for certain chassis parts in the second half of 2002.

      Operating profit of the MH segment increased $0.3 million (7 percent) in the third quarter of 2003 from the third quarter of 2002, because this segment's operating profit margin rose to 12.9 percent of sales in the third quarter of 2003, compared to 10.6 percent for the same period last year. The increase in the operating profit margin in the third quarter of 2003 was largely a result of more moderate steel costs as compared to the second half of 2002 when steel prices were very high due to import tariff, which offset the effect of lower sales. However, steel prices have been volatile and are expected to increase over the next couple of quarters. Operating profit of the MH segment decreased $3.0 million (21 percent) in the first nine months of 2003 from the same period in 2002, largely because of the decline in sales. This segment's operating profit margin was 11.1 percent of sales in the first nine months of 2003, compared to 11.7 percent for the same period last year, primarily because of the carryover of high steel prices from 2002 into the first half of 2003. Higher group insurance costs and the impact of lower volume on fixed costs also negatively impacted operating profit for all of 2003. Selling, general and administrative expenses for the nine and three month periods of 2003 were down in dollar terms, largely following the trend of sales, but remained steady as a percent of sales.

      The Company is currently in negotiations to lease equipment in order to utilize certain new technology (the VEC Shield(TM)") to produce bath products for the manufactured housing industry. If lease negotiations are completed during the fourth quarter, production of these new bath products should commence in early 2004, and will compete favorably with fiberglass bath products, which the Company does not currently produce.

      Corporate and Other

      Corporate and other expenses were $600,000 and $136,000 higher than last year's first nine months and third quarter, respectively, primarily as a result of higher insurance costs, incentive compensation due to increased profits, stock option expense resulting from the adoption of SFAS 123 and expenses related to corporate governance due to the implementation of the Sarbanes-Oxley requirements.

      Taxes

      The effective tax rate for the first nine months of 2003 was approximately
39.0 percent as compared to 38.0 percent for the first nine months of 2002. The increase in the effective tax rate is due to a change in the composition of pretax income for state tax purposes.

Interest Expense, Net

      Interest expense, net, decreased $360,000 and $174,000 from the first nine months and third quarter of 2002, respectively, as a result of the reduction in debt levels, and to a lesser extent, savings resulting from interest rate reductions. The interest expense for the first nine months of 2003 also includes $167,000 related to imputed interest on the liability recorded for minimum royalty payments for the fiscal years 2003 through 2006.

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

      Prior to January 1, 2002, the Company had applied the "disclosure only" option of SFAS No. 123. Accordingly, no compensation cost had been recognized for stock options granted prior to January 1, 2002.

      The adoption of this new accounting policy for stock options resulted in a pretax charge of $90,000 and $30,000 for the nine and three month periods ended September 30, 2003, respectively. There was no impact on the financial statements for the nine and three month periods ended September 30, 2002, since no stock options were granted during those periods. The Company has historically granted stock options to employees during the fourth quarter every other year. Management currently expects the next such grant of stock options to take place in the fourth quarter of 2003. As a result, the pretax charge relating to stock options will increase subsequent to the next grant of stock options.

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that intangible assets acquired in a purchase combination must meet to be recognized apart from goodwill. Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30. During the fourth quarter of 2002, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2002. Based upon the comparison of the carrying values to the estimated fair values, the Company concluded that no additional goodwill impairment exists. The Company plans to update its review as of November 30, 2003.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Statements of Cash Flows reflect the following (in thousands):

                                                                      Nine Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                   2003              2002
                                                                   ----              ----
           Net cash flows provided by operating activities      $   28,433         $   9,990
           Net cash flows used for investment activities        $   (7,593)        $ (10,010)
           Net cash flows used for financing activities         $  (11,723)        $     936

      Net cash flows from operating activities of $28.4 million for 2003 were approximately $18.5 million higher than such cash flows in 2002 as a result of an increase in income from continuing operations, as well as:

      a) A smaller seasonal increase in accounts receivable for the first nine months of 2003. The increase in accounts receivable was lower than 2002, even though sales were higher in 2003, due to a reduction in the days sales outstanding in receivables to approximately 21 days. This was due to the timing of collections.

      b) A decline in inventories this year compared to an increase in inventories in the prior year. The decline in the current year resulted from a concerted effort by management to reduce inventories at all locations, as well as strategic buying of certain raw materials at December 31, 2002. The inventory decrease is substantially all in raw materials, as there was only approximately a two week supply of finished goods on hand at December 31, 2002, and September 30, 2003 and 2002.

      c) A decline in prepaid expenses and other current assets primarily due to the utilization of prepaid Federal income taxes.

      d) The above items were partially offset by a smaller increase in accounts payable, accrued expenses and other current liabilities. This change is primarily from the timing of payment due dates and purchases at the end of 2002. Trade payables are generally paid within the discount period.

      Cash flows used for investing activities of $7.6 million consists of capital expenditures ($3.9 million) and the acquisition of LTM Manufacturing LLC ("LTM") for $3.8 million in cash. Capital expenditures for 2003 are expected to approximate $7.0 million and are expected to be funded by cash flow from operations. Capital expenditures for the full year 2002 were $10.5 million, including $8.5 million in the first nine months of 2002.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      On July 17, 2003, the Company acquired Kansas-based LTM, with annual sales of approximately $4.5million. LTM manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM's debt which the Company repaid on closing. The purchase price was funded with $3.8 million of Drew's available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over the next five years.

      Cash flows used for financing activities for the first nine months of 2003 include a net decrease in debt of $14.0 million, partially funded by $2.2 million received from the exercise of employee stock options. Cash flows provided by financing activities for the first nine months of 2002 include a net decrease in debt of $1.4 million. Total debt has been reduced by $16.8 million since September 2002.

      Availability under the Company's line of credit, which availability was $27.7 million at September 30, 2003, net of $2.3 million in letters of credit, along with anticipated cash flows from operations, is adequate to finance the Company's working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company's loan agreements contain prepayment penalties.

      The Company has outstanding $16 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually, of which the first three payments were made annually since January 2001.

SUBSEQUENT EVENT

      On October 3, 2003, the Company acquired certain assets and liabilities of Indiana-based ET&T Frames, Inc. ("ET&T"), with annual sales of approximately $7 million. ET&T manufactures chassis primarily for specialty trailer units, consisting of park models, office units, cargo trailers and, to a lesser extent chassis for towable recreational vehicles. This acquisition represents a significant expansion of Drew's chassis manufacturing business into specialty chassis. The $3.6 million purchase price includes the accounts receivable and certain inventory and fixed assets of ET&T. Production of ET&T's products was immediately transferred to the Company's existing factories, without adding any overhead. The purchase price was funded with Drew's available cash.

CORPORATE GOVERNANCE

      The Company is in compliance with the new corporate governance requirements of the Securities and Exchange Commission and the American Stock Exchange as required by the Sarbanes-Oxley Act of 2002. The Company's governance documents and committee charters have been posted to the Company's website (www.drewindustries.com) and are updated periodically. The website also contains, or provides direct links to all SEC filings, press releases and investor presentations. The Company has also established a toll-free hotline to report complaints about the Company's accounting, internal controls, auditing matters or other concerns.

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      The Company received notification in November from Institutional Stockholders Services, Inc., ("ISS") a Rockville, Maryland based independent research firm that advises institutional investors, that Drew's corporate governance policies outranked 99.9 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

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

INFLATION

      The prices of raw materials, consisting primarily of vinyl, aluminum, steel, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. Since the third quarter of 2002, the Company experienced modest increases in its labor costs related to inflation.

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

                          DREW INDUSTRIES INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's plans and expectations regarding its operating strategies, products and costs, and its views of the prospects of the recreational vehicle and manufactured housing industries, which are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views, at the time such statements were made, with respect to the Company's future plans, objectives, events, and financial results such as revenues, expenses, income, earnings per share, capital expenditures, and other financial items. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

      There are a number of factors, many of which are beyond the Company's control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly vinyl, aluminum, steel, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, interest rates, and adverse weather conditions impacting retail sales. In addition, general economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

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

      The Company is exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2003, the Company had $32.4 million of fixed rate debt. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $324,000 lower per annum, than if the fixed rate financing could be done at current market rates.

      At September 30, 2003, the Company had no outstanding borrowings on its $30 million line of credit. At September 30, 2003, the Company had $2.8 million of variable rate debt. Assuming an increase of 100 basis points in the interest rate for borrowings under these variable rate loans, and outstanding borrowings of $2.8 million, future cash flows would be affected by $28,000 per annum.

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

      b) Changes in Internal Controls

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls during the third quarter of 2003 or subsequent to the date the Company completed its evaluation.

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

                  1) 31.1 Certification of Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934.
                        Exhibit 31.1 is filed herewith.

                  2) 31.2 Certification of Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934.
                        Exhibit 31.2 is filed herewith.

                  3) 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.1 is filed herewith.

                  4) 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.2 is filed herewith.

      b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

                  1) On July 14, 2003, the Company filed a current report on Form 8-K announcing it had received high marks for its corporate governance policies from one of the nation's leading governance advocates.

                  2) On July 21, 2003, the Company filed a current report on Form 8-K announcing the time of the Company's conference call and webcast to announce second-quarter 2003 results.

                  3) On July 24, 2003, the Company filed a current report on Form 8-K announcing results for the second quarter of 2003.

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

November 10, 2003