Form 10-K
period 2003-12-31
DREW INDUSTRIES INCORPORATED
filed 2004-03-11
CIK 763744

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year End December 31, 2003	Commission File Number 0-13646

DREW INDUSTRIES INCORPORATED (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3250533 (I.R.S. Employer Identification Number)

200 Mamaroneck Avenue, White Plains, N.Y. 10601
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number including Area Code: (914) 428-9098
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 3, 2004) was $282,472,251.

The number of shares outstanding of the Registrant’s Common Stock, as of the latest practicable date (February 27, 2004) was 10,234,883 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be held on May 20, 2004 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

              This Form 10-K and the documents incorporated by reference contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for Drew Industries Incorporated (“Drew” or the “Company”) common stock and other matters. Statements in this Form 10-K, including those incorporated by reference, that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation those relating to our future business prospects, revenues and income, wherever they occur in this Form 10-K, are necessarily estimates reflecting the best judgment of our senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-K.

              There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly steel, vinyl, aluminum, glass, and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, interest rates, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

PART I

Item 1. BUSINESS.

Introduction

              Drew has two reportable operating segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Drew’s wholly-owned subsidiaries, Kinro, Inc. and its subsidiaries (“Kinro”) and Lippert Components, Inc. and its subsidiaries (“Lippert”), each have operations in both the RV Segment and the MH Segment.

              Kinro manufactures and markets primarily aluminum windows and doors for recreational vehicles, and vinyl and aluminum windows and screens and thermo-formed bath and shower units for manufactured and modular homes. Lippert manufactures and markets primarily steel chassis, steel chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks for recreational vehicles, and steel chassis and steel chassis parts for manufactured homes.

              Since 1980, the Company has acquired fifteen manufacturers of products for both manufactured homes and recreational vehicles, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, at December 31, 2003, the Company operated 41 manufacturing facilities in 17 states and one in Canada, and achieved consolidated sales of $353 million for 2003.

              The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company’s principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York 10601; telephone number (914) 428-9098; website www.drewindustries.com; e-mail drew@drewindustries.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports) filed with the Securities and Exchange Commission as soon as reasonably practicable after such materials are electronically filed.

Recent Events

              On July 17, 2003, the Company acquired Kansas-based LTM, with annual sales of approximately $4.5 million. LTM, the holder of several innovative patents, manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM’s debt which the Company repaid on closing. The purchase price was funded with $3.8 million of the Company’s available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over the next five years.

              On October 3, 2003, the Company acquired certain assets and liabilities of Indiana-based ET&T Frames, Inc. (“ET&T”), with annual sales of approximately $7 million. ET&T manufactures chassis primarily for specialty trailer units, consisting of park models, office units, cargo trailers and, to a lesser extent, chassis for towable recreational vehicles. This acquisition represents an expansion of the Company’s chassis manufacturing business into specialty chassis. The $3.6 million purchase price included the accounts receivable and certain inventory and fixed assets of ET&T. Production of ET&T’s products was immediately transferred to the Company’s existing factories, without adding any overhead. The purchase price was funded with the Company’s available cash.

              The Company received notification in November 2003 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 99.9 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

              On December 11, 2003, the Company’s stock began trading on the New York Stock Exchange (NYSE) under the stock ticker symbol “DW.” Concurrent with the NYSE listing, the Company’s shares were withdrawn from the American Stock Exchange. The Company believes that listing its stock on the NYSE will result in greater exposure to the investment community, while also providing a more liquid, trading environment for the Company’s stockholders.

              In mid-December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases, which through February 2004 have aggregated more than 60 percent. Steel is one of the Company’s primary raw materials. This situation apparently arose as the result of an increase in world-wide steel demand, particularly in China. In addition, due to the weakened value of the United States dollar, which has declined about 15 percent versus the euro over the last year, and the increased cost of oceanic shipping, it has become uneconomical to import steel.

              In response to the steel cost increases, the Company took the following immediate actions: a) contacted other steel vendors, both domestic and foreign, in an attempt to obtain better pricing, but to no avail; b) ordered as much steel as possible in December 2003, and January and February 2004, before the monthly cost increases became effective in each month; c) raised prices to customers, which was followed with a second round of price increases; and d) cut operating costs wherever possible. These actions were taken quickly and as a result, the steel cost increases to date are not expected to have a significant effect on 2004 results.

              In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. As a result, the Company plans to use the new composite material to produce certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis. This new composite material will enable the Company to compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries. Sales of these products, if any, are not expected to be significant in 2004.

              The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible by the Company into an equity interest in any new venture that the buyer may form to promote this process. In February 2004, the Company received the first payment under the note for $400,000.

              The Company is evaluating the potential gain on sale, and currently anticipates that it will record a first quarter pre-tax gain of approximately $500,000 ($300,000, or $.03 per diluted share, after tax) after all related costs and valuations. Future gain, if any, will be recorded when any payments on the remaining $3.5 million balance of the note are received.

Recreational Vehicles Products Segment

              Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for recreational vehicles, primarily travel trailers and fifth wheels, including aluminum windows, a variety of doors, steel chassis, steel chassis parts, RV slide-out mechanisms and related power units, and electrical stabilizer jacks. In 2003, the RV Segment represented approximately 62% of the Company’s consolidated sales, and 63% of consolidated segment operating profit.

              Raw materials used by the Company’s RV Segment, consisting of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, and various adhesive and insulating components, are available from a number of sources.

              Operations of the Company’s RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass for its own use and for sale to other window manufacturers. The Company’s RV Segment operations are conducted at 27 manufacturing and warehouse facilities throughout the United States and one in Canada, strategically located in proximity to the customers they serve. Of these facilities, eight also conduct operations in the Company’s MH Segment. See Item 2. “Properties.”

              The Company’s recreational vehicles products are sold by five sales personnel, working exclusively for the Company, to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Forest River and Thor Industries.

              The Company’s RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that its market share for most of its recreational vehicle window and door products exceeds 50%. The Company’s recreational vehicles chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with certain manufacturers of recreational vehicles that produce their own chassis and chassis parts. The Company’s operation as a supplier of chassis and chassis parts for recreational vehicles initially had only a small market share in 1997, but the Company’s market share has been increasing substantially. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for recreational vehicles exceeds 60%.

              Sales of the Company’s slide-out mechanisms and related power units have grown from virtually zero in 2001 to sales in excess of $37 million during 2003. The Company competes with several other manufacturers of slide-out mechanisms. Although definitive information is not readily available, the Company believes that its market share for slide-out mechanisms for travel trailers and fifth wheel RVs exceeds 60%. The Company manufactures and sells certain of its slide-out mechanisms pursuant to a non-exclusive license granted by the exclusive licensee and owner of three patents until October 24, 2017, the date of the last to expire of the patents. Royalties are payable by the Company on an annual declining percentage of sales of slide-out mechanisms produced by the Company with annual minimum royalties $1,250,000 for the years 2003 through 2006. Aggregate royalties for the period from 2007 through the expiration of the patents will not exceed $5 million. See Item 3. “Legal Proceedings” for a description of the settlement of litigation involving the Company’s slide-out mechanisms.

Manufactured Housing Products Segment

              The Company’s subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes, including vinyl and aluminum windows and screens, thermo-formed bath and shower units, steel chassis and steel chassis parts. In 2003, the MH Segment represented approximately 38% of the Company’s consolidated sales, and 37% of consolidated segment operating profit. The MH Segment also supplies related products to other industries, representing less than 5% of sales of this segment.

              Raw materials used by the Company’s MH Segment, consisting of fabricated steel (coil, sheet, galvanized and I-beam), extruded aluminum and vinyl, glass, ABS resin, and various adhesive and insulating components, are available from a number of sources.

              Operations of the Company’s MH Segment consist primarily of fabricating, welding, thermo-forming, painting and assembling components into finished products. The Company’s MH Segment operations are conducted at 23 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, eight also conduct operations in the Company’s RV Segment. See Item 2. “Properties.”

              The Company’s manufactured housing products are sold by 14 sales personnel, working exclusively for the Company, to major builders of manufactured homes such as Cavalier Homes, Champion Enterprises, Clayton Homes, Fleetwood Enterprises, Oakwood Homes, and Skyline. In November 2002, Oakwood Homes filed for relief under Chapter 11 of the United States Bankruptcy Code. During 2003, Clayton Homes was acquired by Berkshire Hathaway Inc.. Thereafter, Berkshire Hathaway Inc. made an offer to acquire Oakwood Homes.

              The Company’s MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, a subsidiary of Tomkins, PLC, and that the Company’s market share for windows and screens is more than 50%. The Company’s manufactured homes chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with certain builders of manufactured homes which produce their own chassis and chassis parts. The Company’s thermo-formed bath unit operation competes with three other manufacturers of bath units. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 8% percent, and that its share of the total market for bath units is approximately 35%.

Discontinued Operation

              The market for refurbished axles and tires is highly fragmented, has low entry barriers, and is therefore highly competitive. Drew’s axle and tire refurbishing operation did not perform well from 2000 through 2002 primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. During 2001, the axle and tire refurbishing operation closed two of its five factories and sold the operations of a third factory. In September 2002, the Company converted one of its two remaining axle and tire refurbishing facilities to an RV window production facility, and in January 2003, the Company sold its one remaining axle and tire refurbishing operation at a small gain. The Company no longer sells refurbished tires and axles. As a result, the axle and tire refurbishing business of LTA is classified as a discontinued operation in the Consolidated Financial Statements.

Regulatory Matters

              Windows produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority (“HUD”) and by the American Architectural Manufacturers Association relating to air and water infiltration, thermal performance, emergency exit conformance, and hurricane resistance. Thermo-formed bath and shower units manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD, the American National Standards Institute, the American Society for Testing and Materials, and Underwriters Laboratory relating to fire resistance, electrical safety, color fastness, and stain resistance.

              Windows and doors produced by the Company for the recreational vehicle industry are regulated by The United States Department of Transportation Federal Highway Administration (“DOT”), National Fire and Protection Agency, and the National Electric Code governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

              Manufactured homes are built on steel chassis which are fitted with axles and tires sufficient in number to support the weight of the home, and are transported by producers to dealers via roadway. The Company sells a small number of new tires and axles. New tires distributed by the Company are subject to regulations promulgated by DOT and by HUD relating to weight tolerance, maximum speed, size, and components.

              The Company’s operations are also subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.

              The Company believes that it is currently operating in compliance with applicable laws and regulations, and does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company’s capital expenditures, earnings or competitive position.

Employees

              The number of persons employed full-time by the Company and its subsidiaries at December 31, 2003 was approximately 2,900. The Company and its subsidiaries believe that relations with its employees are good.

Item 2. PROPERTIES.

              The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company’s properties:

RV PRODUCTS SEGMENT

City	State	Square Feet	Owned	Leased

Fontana (1)	California	87,000	X

Rialto	California	62,700	X

Fitzgerald (1)	Georgia	23,700	X

Bristol	Indiana	87,500	X

Goshen	Indiana	41,500	X

Elkhart	Indiana	49,000	X

Goshen	Indiana	118,000	X

Goshen	Indiana	87,800	X

Crawfordsville	Indiana	17,800		X

Goshen	Indiana	53,000	X

Pendleton	Oregon	56,800	X

Portland	Oregon	50,000		X

Denver (1)	Pennsylvania	10,700	X

Alvarado (1)	Texas	21,300	X

Longview	Texas	58,900	X

Berkley Springs	West Virginia	53,400	X

Ontario	Canada	39,900	X

Denver	Indiana	12,000		X

Elkhart	Indiana	42,000	X

Goshen (1)	Indiana	46,400	X

Goshen (1)	Indiana	10,000	X

Middlebury (1)	Indiana	15,900	X

Sugarcreek (1)	Ohio	3,500	X

Campbellsville	Kentucky	26,900	X

Goshen	Indiana	9,000	X

Goshen	Indiana	4,000		X

Smith Center	Kansas	25,900	X

		1,114,600

(1)	These plants also produce products for manufactured homes

7

MH PRODUCTS SEGMENT

City	State	Square Feet	Owned	Leased

Boaz	Alabama	86,600	X

Double Springs	Alabama	109,000	X

Fontana (1)	California	21,800	X

Ocala	Florida	47,100	X

Fitzgerald (1)	Georgia	55,300	X

Nampa	Idaho	39,500		X

Goshen	Indiana	110,000	X

Goshen (1)	Indiana	11,600	X

Goshen (1)	Indiana	58,000	X

Middlebury (1)	Indiana	63,500	X

Arkansas City	Kansas	7,800		X

Bossier City	Louisiana	11,400	X

Cairo	Georgia	105,000	X

Waxahachie	Texas	200,000	X

Whitehall	New York	12,700	X

Harrisburg	North Carolina	58,000	X

Liberty	North Carolina	47,000		X

Sugarcreek (1)	Ohio	11,000	X

Denver (1)	Pennsylvania	72,600	X

Dayton	Tennessee	100,000	X

Mansfield	Texas	61,500		X

Alvarado (1)	Texas	49,700	X

Lancaster	Wisconsin	12,300	X

		1,351,400

(1)	These plants also produce products for recreational vehicles.

8

ADMINISTRATIVE

City	State	Square Feet	Owned	Leased

Arlington	Texas	8,500		X

Naples	Florida	4,500	X

Goshen	Indiana	6,000		X

Goshen	Indiana	6,000		X

White Plains	New York	2,800		X

		27,800

              The Company owns a 33,500 square feet building in McAdoo, Pennsylvania and a 43,000 square feet building in Waco, Texas that are leased to third parties, and owns a 21,600 square feet building in Garrett, Indiana which is vacant.

Item 3. LEGAL PROCEEDINGS.

              During 2003, Lippert was a defendant in two related actions entitled Versa Technologies, Inc., VT Holding II, Inc. and Engineered Solutions, LP vs. Lippert Components, Inc., commenced in the United States District Court, Eastern District of Wisconsin, on June 11, 2002, and Versa Technologies, Inc. dba Power Gear and Actuant Corporation vs. Lippert Components Manufacturing Inc., David Beard, William Pfifer and DOES 1 through 100, inclusive, commenced in the Superior Court of the State of California, County of Riverside, on December 31, 2002.

              In the first action, Plaintiffs alleged that Lippert infringed certain United States patents owned by plaintiffs in connection with Lippert’s manufacture and sale of operating mechanisms for recreational vehicle slide-out mechanisms. Plaintiffs also alleged that Lippert breached a confidentiality agreement between Lippert and plaintiffs’ alleged predecessor-in-interest by using allegedly confidential information of such predecessor-in-interest, and by hiring plaintiffs’ employees. Plaintiffs sought damages in an unspecified amount, treble damages, a permanent injunction restraining Lippert from infringing plaintiffs’ patents and from breaching the confidentiality agreement, and costs and attorney’s fees incurred in the action.

              In the second action, Plaintiffs alleged that Lippert hired former employees of plaintiff Power Gear for the purpose of depriving Power Gear of its West Coast sales force and for the purpose of accessing confidential business information relating to Power Gear’s business and operations. Plaintiffs alleged intentional interference with contract, intentional interference with prospective economic advantage, common law unfair competition, and unfair business practices, in violation of the California Business and Professions Code (Section (17000 et. seq.). Plaintiffs sought damages in an unspecified amount, exemplary damages, restitution of unjust enrichment in an unspecified amount, and costs and expenses incurred in the proceeding and injunctive relief.

              On February 28, 2003, both actions were terminated and dismissed in accordance with a settlement agreement providing for a non-exclusive license in favor of Lippert for the life of the slide-out mechanism patents. Royalties will be payable by Lippert on an annual declining percentage of sales of slide-out mechanisms produced by Lippert, with an annual minimum royalty of $1,000,000 for fiscal 2002 and annual minimum royalties of $1,250,000 for fiscal years 2003 through 2006. Aggregate royalties from 2007 through the expiration of the patents will not exceed $5 million. See Item 1. “Business” for a discussion of sales of the Company’s slide-out mechanisms.

              Lippert is a defendant in an action entitled SteelCo, Inc. vs. Lippert Components, Inc. and DOES 1 through 20, inclusive commenced in the Superior Court of the State of California, County of San Bernardino, San Bernardino District, on July 16, 2002.

              Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks damages in an unspecified amount, treble damages, punitive damages, costs and expenses incurred in the proceeding and injunctive relief.

              Lippert is vigorously defending against the allegations in the complaint, and has asserted counterclaims against Plaintiff. The case is in discovery.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2003.

Name	Position

Leigh J. Abrams	President, Chief Executive Officer and Director of the Company since
(Age 61)	March 1984.

Edward W. Rose, III	Chairman of the Board of Directors of the Company since March 1984.
(Age 62)

David L. Webster	Director of the Company since March 1984.
(Age 68)

L. Douglas Lippert	Director of the Company since November 1997.
(Age 56)

James F. Gero	Director of the Company since May 1992.
(Age 58)

Gene H. Bishop	Director of the Company since June 1995.
(Age 74)

Frederick B. Hegi, Jr	Director of the Company since May 2002.
(Age 60)

David A. Reed	Director of the Company since May 2003.
(Age 56)

Fredric M. Zinn	Chief Financial Officer of the Company since January 1986 and
(Age 52)	Executive Vice President of the Company since February 2001.

John F. Cupak	Secretary and Director of Taxation and Internal Audit of the Company
(Age 54)	since May 2003.

Joseph S. Giordano III	Corporate Controller and Treasurer of the Company since May 2003.
(Age 34)

LEIGH J. ABRAMS, since April 2001, has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned specialty finance company organized as a real estate investment trust. 10

              EDWARD W. ROSE, III, for more than the past five years, has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as a director of the following public companies: Liberte Investors, Inc., engaged in real estate loans and investments; and ACE Cash Express, Inc., engaged in check cashing services.

              DAVID L. WEBSTER, since November 1980, has been President and Chief Executive Officer of Kinro, Inc., a subsidiary of the Company, and since November 1984, has been Chairman of Kinro, Inc.

              L. DOUGLAS LIPPERT, from October 1997 until February 2003, was Chairman, President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, and President of the predecessor of Lippert Components, Inc. since 1978. Effective February 5, 2003, Jason D. Lippert, the son of L. Douglas Lippert, was appointed as President and Chief Executive Officer of Lippert Components, Inc., and L. Douglas Lippert continues as Chairman.

              JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of its affiliates. Mr. Gero also serves as a director of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation, and as a director of Intrusion.com, Inc., a publicly-owned supplier of security software.

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

              FREDERICK B. HEGI, JR., is a founding partner of Wingate Partners, including the indirect general partner of each of Wingate Partners L.P. and Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. He is a director of the following publicly-owned companies: Lone Star Technologies, Inc., a diversified company engaged in the manufacture of tubular products; Texas Capital Bancshares, Inc., a regional and Internet bank; and is Chairman of the Board of United Stationers, Inc., a wholesale distributor of business products. Mr. Hegi was also Chairman, President and Chief Executive Officer of Kevco, Inc., a publicly-owned distributor of building products to the manufactured housing and recreational vehicle industries, which filed for protection under Chapter 11 of the United States Bankruptcy Code on February 5, 2001, later converted to a Chapter 7 liquidation.

              DAVID A. REED, is Managing Partner of Causeway Capital Partners, L.P., a privately-owned investment partnership. Mr. Reed retired as Senior Vice Chair for Ernst & Young LLP in 2000 where he held several senior U.S. and global operating, administrative and marketing roles in his 26-year tenure with the firm. He served on Ernst and Young LLP’s Management Committee and Global Executive Council from 1991-2000. Mr. Reed also serves as a director of Texas Industries, a publicly-owned company that supplies construction materials.

Other Executive Officers

              FREDRIC M. ZINN, not a nominee for election as a director, has been Chief Financial Officer of the Company for more than the past five years, and Executive Vice President of the Company since February 2001. Mr. Zinn is a Certified Public Accountant.

              JASON D. LIPPERT, not a nominee for election as a director, has been President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, since February 5, 2003. From May 2000, Mr. Lippert was Executive Vice President and Chief Operating Officer of Lippert Components, Inc., and from 1998 until 2000, Mr. Lippert served as Regional Director of Operations of Lippert Components, Inc.

              JOHN F. CUPAK, not a nominee for election as a director, has been Secretary as well as Director of Taxation and Internal Audit of the Company since May 2003. For more than the five years prior thereto, Mr. Cupak was Controller of the Company.

              JOSEPH S. GIORDANO III, not a nominee for election as a director, has been Corporate Controller and Treasurer of the Company since May 2003. From July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act

              Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

              Based on its review of the copies of such forms received by it, the Company believes that during 2003 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 2003 other than Edward W. Rose III and L. Douglas Lippert, directors of the Company) were complied with.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

              As of February 27, 2004, there were approximately 733holders of Drew Common Stock, not including beneficial owners of shares held in broker and nominee names.

              On December 11, 2003, the Company’s Common Stock began trading on the New York Stock Exchange under the symbol “DW”. Prior thereto, the Company’s Common stock was traded on the American Stock Exchange.

              Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2003 and 2002 is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Dividend Information

              The Company has not paid any cash dividends on its Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors.

              The Company’s dividend policy is subject to certain restrictions contained in its 6.95% Senior Notes and in other financing agreements.

Item 6. SELECTED FINANCIAL DATA

              The following table summarizes certain selected historical financial and operating information of the Company and is derived from the Company’s Consolidated Financial Statements. Such historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8 of this Report, respectively.

	Years Ended December 31,

(In thousands, except per share amounts)	2003	2002	2001	2000		1999

Operating Data:
Net sales	$353,116	$325,431	$254,770	$253,129		$268,951
Operating profit	$34,277	$29,213	$20,345	$17,067		$33,269
Income from continuing operations before income
taxes and cumulative effect of change in
accounting principle	$31,243	$25,647	$16,194	$13,646		$30,595
Provision for income taxes	$11,868	$9,883	$6,364	$5,652		$12,105
Income from continuing operations before
cumulative effect of change in accounting
principle	$19,375	$15,764	$9,830	$7,994		$18,490
Discontinued operations(1) (net of taxes)	$48	$(200)	$(896)	$(6,447	)(2)	$(1,299)
Cumulative effect of change in accounting principle
for goodwill (net of taxes)		$(30,162)
Net income (loss)	$19,423	$(14,598)	$8,934	$1,547		$17,191

Income (loss) per common share:
Income from continuing operations:
Basic	$1.92	$1.61	$1.02	$.77		$1.62
Diluted	$1.88	$1.57	$1.02	$.77		$1.62
Discontinued operations:
Basic		$(.02)	$(.10)	$(.62)		$(.11)
Diluted		$(.02)	$(.10)	$(.62)		$(.11)
Cumulative effect of change in accounting
principle for goodwill:
Basic		$(3.08)
Diluted		$(3.01)
Net income (loss):
Basic	$1.92	$(1.49)	$.92	$.15		$1.51
Diluted	$1.88	$(1.46)	$.92	$.15		$1.51

Financial Data:
Working capital	$29,700	$24,067	$12,816	$23,400		$42,669
Total assets	$160,104	$145,396	$156,975	$159,298		$156,044
Long-term obligations	$27,737	$39,102	$43,936	$58,275		$46,451
Stockholders’ equity	$93,653	$70,104	$81,210	$72,164	(3)	$84,089

(1)	Refers to the operations of the Company’s discontinued axle and tire refurbishing operation.

(2)	After a non-cash charge of $6.9 million in 2000 to reflect an impairment related to the Company’s axle and tire refurbishing operation

(3)	In 2000, the Company purchased treasury stock for $13.5 million.

13

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s historical Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

              The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 62 percent of consolidated net sales for 2003 and 53 percent of consolidated net sales for 2002, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, RV slide-out mechanisms and related power units, and electric stabilizer jacks. The MH segment, which accounted for 38 percent of consolidated net sales for 2003 and 47 percent of consolidated net sales in 2002, manufactures a variety of components used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

              This shift in sales between segments resulted partly from the growth in the RV industry and the decline in the MH industry. Intersegment sales and sales to industries other than manufacturers of RVs and manufactured homes are insignificant.

              The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. (“Kinro”) and Lippert Components, Inc. (“LCI”), have operations in both the MH and RV segments. At December 31, 2003, the Company’s subsidiaries operated 41 plants in 17 states and one in Canada.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

              The Recreational Vehicle Industry Association (“RVIA”) reported a three percent increase in total industry shipments of recreational vehicles (“RVs”) in 2003, while industry shipments of travel trailers and fifth wheel RVs only, the Company’s primary market, increased nine percent for 2003. The 2003 growth builds upon 2002, when the RVIA reported an increase of 21 percent in total RV shipments to near record levels and an increase of 25 percent for travel trailers and fifth wheel RVs for the year. Increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. Industry growth also continues to be bolstered by the preference for domestic vacations, rather than foreign travel, and low interest rates. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV’s owned by those 35 to 54 grew faster than all other age groups.

Manufactured Housing Industry

              As a result of limited credit availability for purchases of manufactured homes, high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes, and unusually high repossessions of manufactured homes, industry production has declined approximately 65 percent since 1998 to 131,000 homes in 2003, the lowest production level in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely to an estimated 250,000 homes in 2003. However, almost 50 percent of these retail sales have been filled by inventory reductions by dealers and manufacturers, and the resale of repossessed homes, rather than new production. It has been estimated that approximately 90,000 manufactured homes per year were repossessed in 2000 to 2002, with estimates of 100,000 or more homes repossessed in 2003, far in excess of historical repossession levels.

              Repossessions and the limited availability of chattel loans for home buyers have been continuing concerns for the manufactured housing industry. However, recently there have been some signs that repossessions are beginning to ease and the retail inventory of new and repossessed homes per retail dealer location has declined from December 2002 levels. The availability of financing for manufactured homes is expected to increase in 2004 as a result of Fannie Mae’s announcement in February 2004 that they were easing their financing requirements for manufactured homes. In addition, Berkshire Hathaway Inc. acquired Clayton Homes in August 2003, and Clayton has since received substantial funds to provide financing for manufactured homes. Long-term prospects for manufactured housing are still favorable because it provides quality, affordable housing which the country needs.

              As a result of market share gains and efficiency improvements, Drew’s MH segment has remained profitable throughout this extended industry-wide slump. Based upon the Company’s current sales content per manufactured home, the Company has estimated that for every 10,000 new manufactured homes produced, the Company’s net sales should increase approximately $10 million, and the operating profit on the incremental sales should be higher than current segment operating margins.

Steel Prices

              In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases, which through February 2004 have aggregated more than 60 percent. Steel is one of the Company’s primary raw materials. This situation apparently arose as the result of an increase in world-wide steel demand, particularly in China. In addition, due to the weakened value of the United States dollar, which has declined about 15 percent versus the Euro over the last year, and the increased cost of oceanic shipping, it has become uneconomical to import steel.

              In response to the steel cost increases, the Company took the following immediate actions: a) contacted other steel vendors, both domestic and foreign, in an attempt to obtain better pricing, but to no avail; b) ordered as much steel as possible in December 2003, and January and February 2004, before the monthly cost increases became effective in each month; c) raised prices to customers, which was followed with a second round of price increases; and d) cut operating costs wherever possible. These actions were taken quickly and as a result, the steel cost increases to date are not expected to have a significant effect on 2004 results.

RESULTS OF OPERATIONS

              Net sales and operating profit are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net sales:
RV segment	$219,505	$171,094	$107,504
MH segment	133,611	154,337	147,266

Total	$353,116	$325,431	$254,770

Operating profit:
RV segment	$24,779	$16,162	$9,208
MH segment	14,358	16,900	15,940
Amortization of intangibles	(782)	(746)	(2,591)
Corporate and other	(4,078)	(3,103)	(2,212)

Total	$34,277	$29,213	$20,345

15

Net sales and operating profit by segment, as a percent of the total, are as follows:

	Year Ended December 31,

	2003	2002	2001

Net sales:
RV segment	62%	53%	42%
MH segment	38%	47%	58%

Total	100%	100%	100%

Operating profit:
RV segment	72%	55%	45%
MH segment	42%	58%	78%
Amortization of intangibles	(2)%	(2)%	(12)%
Corporate and other	(12)%	(11)%	(11)%

Total	100%	100%	100%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated Highlights

•	Income from continuing operations was up 23 percent in 2003, to a record $19.4 million.

•	Operating profit margin increased to 9.7% for 2003, from 9.0 percent in 2002.

•	Net sales grew by 9 percent.

•	On October 3, the Company completed the acquisition of Indiana-based ET&T Frames, Inc. (“ET&T”), a manufacturer of specialty chassis and towable RV chassis products with annual sales of approximately $7 million, for $3.6 million.

•	On July 17, the Company completed the acquisition of Kansas-based LTM Manufacturing, LLC (“LTM”), a manufacturer of innovative RV products with annual sales of approximately $4.5 million, for $4.1 million.

RV Segment

              Net sales of the RV segment increased $48.4 million (28 percent) from 2002, largely due to increases in the Company’s market share of all its primary RV product lines, including RV slide-out mechanisms and related power units, chassis, and windows and doors. Sales of RV slide-out mechanisms and related power units doubled from 2002, to approximately $37 million. The growth of this segment also resulted from the industry-wide growth in RV shipments, in particular the Company’s primary market of travel trailers and fifth wheel RVs, as well as the continued trend towards using more slide-out mechanisms in travel trailers and fifth wheel RVs. Long-term growth in industry-wide RV sales may result from demographic trends, as demand for RVs is strongest from the over 50 age population, which is the fastest growing segment of the population, although RV sales may be subject to periodic swings. There were no significant changes in sales prices by the Company’s RV segment in 2003.

              The acquisitions of LTM and ET&T, completed in 2003, added only approximately $4 million in sales in 2003, but have substantial growth potential to exceed their combined pre-acquisition annual historical sales of approximately $11.5 million. Recently, the Company’s research and development departments designed and developed new products such as leveling systems and slide out mechanisms for motor homes, and bath and shower units for RVs. The Company plans to aggressively market these products in 2004. For 2003, the Company only had minimal sales to the motor home segment of the RV industry.

              Operating profit of the RV segment increased $8.6 million (53 percent) in 2003 over 2002. This growth is attributable to both an increase in unit sales and an increase in the segment’s operating profit margin. Operating profit margin increased to 11.3 percent for 2003 from 9.4 percent in 2002 primarily because of (i) the spreading of fixed costs over higher sales; (ii) greater purchasing leverage for certain components; (iii) improved operating efficiencies; and (iv) temporarily moderate steel costs during the middle of 2003. The Company was notified by its steel suppliers of unprecedented steel cost increases which began in late 2003 and accelerated in 2004, and have now aggregated more than 60 percent as described in “Industry Background” above. Partially offsetting these increases in operating profit margin were legal and other costs related to the settlement of patent litigation on the Company’s slide-out mechanisms in February 2003 and higher health and workers compensation insurance costs.

MH Segment

              Net sales of the MH segment declined $20.7 million (13 percent) in 2003, which was less of a decline than that experienced by the industry as a whole. The Company has captured market share and increased sales of products for modular homes and office units partially offsetting the sales reduction caused by the decline in industry shipments. There were no significant changes in sales prices by the Company’s MH segment during 2003.

              Operating profit of the MH segment decreased $2.5 million (15 percent) in 2003 largely because of the decline in sales. This segment’s operating profit margin was 10.7 percent of sales in 2003, which was slightly lower than the 11.0 percent achieved for 2002, primarily because of higher health and workers compensation insurance costs and the negative impact of lower volume on fixed costs, partially offset by temporarily moderate steel costs during the middle of 2003. The Company was notified by its steel suppliers of unprecedented steel cost increases which began in late 2003 and accelerated in 2004, and have now aggregated more than 60 percent as described in “Industry Background” above. Selling, general and administrative expenses for 2003 were down in dollar terms following the trend of sales.

              As of November 30, 2003, the Company evaluated the fair value of the goodwill associated with the MH segment, which had a book value of $3.2 million, and determined that no impairment had occurred. The Company will continue to monitor such goodwill in light of conditions in the MH industry.

Corporate and Other

              Corporate and other expenses increased $975,000, primarily as a result of higher Directors and Officers insurance costs ($101,000), incentive compensation due to increased profits ($151,000), stock option expense resulting from the adoption of SFAS 123 ($120,000), expenses associated with the listing of the Company’s stock on the New York Stock Exchange ($203,000) and expenses related to corporate governance due to the implementation of the Sarbanes-Oxley requirements ($225,000).

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

RV Segment

              The RV segment achieved a 59 percent net sales increase in 2002, as a result of industry growth and a significant increase in the market share of both its RV chassis and its RV window and door product lines. In addition, the introduction of slide-out mechanisms and related components to the RV chassis product line was a major contribution to the segment’s sales increase, accounting for sales of approximately 10 percent of segment net sales. The sales gains of the RV segment far exceeded the 21 percent increase in industry-wide shipments of RV’s in 2002.

              In August 2002, the Company acquired the business and certain assets of the RV chassis division of Elkhart, Indiana-based Quality Frames, Inc., with chassis sales of approximately $7 million. Production of these chassis was moved to the Company’s existing manufacturing facilities. In addition, the Company is also selling other products to these new customers.

              Operating profit of the RV segment increased $7.0 million (76 percent) in 2002 over 2001. This increase is primarily attributable to the increase in sales. The segment’s profit margin increased to 9.4 percent for 2002 from 8.6 percent for 2001, primarily because of the effect of fixed costs and higher sales as well as improved operating efficiencies of this fast growing segment, which more than offset the effect of the higher steel costs experienced in the second half of 2002. There were no significant selling price increases in 2001 and 2002.

MH Segment

              Net sales of the MH segment increased 5 percent in 2002, despite the 13 percent decline in industry-wide production of manufactured homes. Excluding sales of the Better Bath operation, acquired in June 2001, sales of this segment increased 1 percent in 2002. The Company outperformed the industry primarily because of market share gains from sales of its high-end vinyl window products. In early October 2002, the Company expanded its capacity in order to accommodate the increased demand for these vinyl window products.

              The operating profit margin of the MH segment increased slightly to 11.0 percent in 2002 from 10.8 percent in 2001. The 2002 results were enhanced by the improved operating profit margin achieved by Better Bath, partially as a result of reduced product costs, and lower selling, general and administrative costs. This improvement in operating profit margins by Better Bath, was partially offset by substantial increases in certain steel costs, primarily as a result of new import tariffs. Steel costs in early 2003 remain significantly higher than during the comparable period in 2002. The Company has had some success in passing a portion of these increases on to its customers. Also, labor costs increased on the Company’s fast growing vinyl window product line as a result of capacity constraints, which have been alleviated by the addition of a new production line in Alabama, opened in October 2002. Higher sales caused selling, general and administrative expenses to increase, but such costs were stable as a percentage of sales. Included in selling, general and administrative costs in 2002 is a charge of $0.5 million relating to the chapter 11 filing of Oakwood Homes. As of December 31, 2002, the Company had fully reserved the $0.8 million pre-bankruptcy receivable from this customer. The Company continues to sell to Oakwood Homes pursuant to authorization of the Bankruptcy Court.

Amortization of Intangibles

              Amortization of intangibles decreased $1,845,000 in 2002 from 2001, primarily as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually.

              The following schedule shows pro forma income for the year ended December 31, 2001, excluding goodwill amortization expense (in thousands, except per share data):

	Year Ended December 31, 2001

	Net Income	Earnings Per Share

		Basic	Diluted

Income from continuing operations, as reported	$9,830	$1.02	$1.02
Goodwill amortization expense, net of taxes	1,623.17		.16

Pro forma income from continuing operations	$11,453	$1.19	$1.18

Corporate and Other

              Corporate and other expenses for the year 2002, were $891,000 higher than last year, as a result of increases in incentive compensation based upon higher profits, higher professional fees for special projects, a new investor relations program, and increased insurance and benefit costs.

Cumulative Effect of Change in Accounting Principle for Goodwill

              During the first quarter of 2002, in accordance with the goodwill impairment provisions of SFAS No. 142, the Company identified its reporting units and allocated its assets and liabilities, including goodwill, to its reporting units. In addition, the Company had a valuation of certain of its reporting units done by an independent appraiser, as of January 1, 2002, to assist the Company in determining if there had been an impairment in the goodwill of any of such reporting units. Based on this appraisal and additional analyses performed by the Company, it was determined that there had been an impairment of goodwill in two reporting units. As a result, the Company recorded an impairment charge of $32,905,000 offset by a tax benefit of $2,743,000. Such charge has been recorded as a cumulative effect of change in accounting principle.

              A substantial portion of the impairment charge related to the 1997 acquisition of LCI. At the time of that acquisition, LCI was primarily involved in the MH segment, and was just beginning its RV products business. Since that time the MH industry has declined substantially causing a reduction in LCI’s MH sales and profits. During the same period, LCI’s RV business has grown very substantially in both sales and profits.

              As of November 30, 2002, the Company reevaluated the fair value of the remaining goodwill, which had a book value of $7.0 million, and determined that no additional impairment had occurred.

Interest Expense, Net

              Interest expense, net decreased $0.5 million to $3.0 million in 2003, as a result of reductions in debt levels, and to a lesser extent, savings resulting from interest rate reductions. The interest expense for 2003 also includes $228,000 related to imputed interest on the liability recorded for minimum royalty payments for fiscal years 2003 through 2006. Interest expense, net decreased $0.6 million to $3.6 million in 2002, as a result of reductions in debt levels.

Provision for Income Taxes

              The effective tax rate for 2003 was approximately 38.0%, compared to 38.5% in 2002 and 39.3% in 2001. The decline in the effective tax rate is due to a change in the composition of pretax income for state tax purposes.

Discontinued Operations

              The axle and tire refurbishing business of LTA did not perform well from 2000 through 2002, primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. In January 2001, the axle and tire refurbishing business closed two of its five factories and in July 2001, a third such operation was sold. In September 2002, the Company converted one of its two remaining axle and tire refurbishing facilities to an RV window production facility. The last axle and tire refurbishing operation was sold in January 2003 at a small gain. As a result, the axle and tire refurbishing business of LTA is classified as discontinued operations in the Consolidated Financial Statements pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” adopted by the Company effective January 1, 2002.

              LTA continues to own a factory in Texas which was previously utilized in its axle and tire refurbishing business. This factory is being leased to the purchaser of LTA’s Texas operation. Since it is not probable that this factory will be sold within one year, it is not considered as held for sale under SFAS No.144, and is not included in discontinued operations in the Consolidated Financial Statements.

              The proceeds from the disposition of all other significant assets of LTA’s axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, were collected in January 2003 and resulted in a small gain.

              The discontinued axle and tire refurbishing business had previously been included in the Company’s MH segment, and had revenues of $11.2 million and $14.7 million, in 2002 and 2001, respectively.

Recently Adopted and New Accounting Standards

              As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in SFAS No. 123,”Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company will be utilizing the prospective method under SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures.” All employee stock options granted after January 1, 2002 have been expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. This resulted in a $197,000 and $10,000 charge to operations for the years ended December 31, 2003 and 2002, respectively, relating to options for 396,500 and 20,000 shares granted in the fourth quarter of 2003 and 2002, respectively. Historically, the Company had applied the “disclosure only” option of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002. Had the Company previously adopted this new accounting policy, diluted earnings per share would have been reduced by $.02 for 2003, $.04 for 2002 and $.04 for 2001.

              In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations.” SFAS No.143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created, which typically would be upon acquisition or completion of construction. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Accordingly, the Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The implementation of SFAS No. 143 did not have a material impact on the earnings or the financial position of the Company.

              In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, the Company adopted the provisions of FIN 45, effective January 1, 2003. The implementation of FIN 45 did not have an impact on the earnings or the financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

              The Statements of Cash Flows reflect the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net cash flows provided by operating activities	$31,541	$12,200	$28,166
Net cash flows used for investing activities	$(12,392)	$(12,013)	$(17,141)
Net cash flows used for financing activities	$(10,684)	$(1,062)	$(10,060)

20

Cash Flows from Operations

              Net cash flows from operating activities increased approximately $19.3 million in 2003, as a result of a $3.6 million increase in income from continuing operations, as well as:

a)	A smaller increase in accounts receivable for 2003. The increase in accounts receivable was lower than 2002, even though sales were higher in 2003, due to a reduction in the days sales outstanding in receivables to approximately 19 days. This was due to the timing of collections.

b)	A decline in inventories this year, excluding the effect of business acquisitions, compared to an increase in inventories in the prior year. The decline in the current year resulted from a concerted effort by management to reduce inventories at all locations, as well as strategic buying of certain raw materials at December 31, 2002. The inventory decrease is substantially all in raw materials, as there was only approximately a two week supply of finished goods on hand at December 31, 2003 and 2002. The impact of the rise in steel prices on inventory and the Company’s strategic buying of steel before the steel price increases took effect, did not impact inventory until 2004.

c)	A decline in prepaid expenses and other current assets compared to an increase in the prior year. The decline in 2003 was primarily due to the utilization of prepaid Federal income taxes and an escrow deposit, both of which were uses of cash in 2002.

d)	The above items were partially offset by a smaller increase in accounts payable, accrued expenses and other current liabilities. This change is primarily from the timing of payments and purchases at the end of 2003. Trade payables are generally paid within the discount period.

              Net cash flows from operating activities declined approximately $16.0 million in 2002, despite the $6.6 million increase in income before the cumulative effect of change in accounting principle for goodwill. The lower net cash flows from operating activities in the current year is primarily attributable to:

a)	An increase in accounts receivable due to the increase in sales over the prior year. Days sales outstanding of receivables were the same at December 2002 as they were at December 2001.

b)	An increase in inventories this year compared to a decline in inventories in the prior year. Inventories at December 31, 2002 are up 46 percent from December 31, 2001 compared to a 26 percent increase in sales in the fourth quarter. The difference is partially attributable to strategic buying of certain raw materials. The inventory increase is substantially all in raw materials; there is only approximately a two week supply of finished goods on hand at December 31, 2002, and December 31, 2001.

c)	The above items were partially offset by the increase in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of payment due dates and purchases. Trade payables increased in proportion to the increase in inventories. Accruals for incentive compensation based upon profits (affecting in excess of 150 employees) were $1.8 million higher than at December 2001.

Cash Flows from Investing Activities

              Cash flows used for investing activities of $12.4 million in 2003 consists of capital expenditures ($5.1 million) and the acquisitions of LTM and ET&T for a combined $7.4 million. The capital expenditures and acquisitions in 2003 were funded with the Company’s available cash. Cash flows used for investing activities for 2002 of $12.0 million include capital expenditures of $10.5 million as well as $2.1 million for acquisitions. Capital expenditures and the acquisition in 2002 were funded by cash flow from operations and a new $2.8 million Industrial Development Bond, which partially financed the construction of a larger factory and related equipment to replace a leased facility to provide additional capacity for the Company’s vinyl window line. Capital expenditures for 2004 are anticipated to be approximately $14 million and are expected to be funded by cash flows from operations. The budgeted capital expenditures for 2004 include expanding glass tempering capacity, adding a powder coat paint line, building a new facility to replace a leased facility and certain projects which were deferred from 2003.

              On July 17, 2003, the Company acquired Kansas-based LTM, with annual sales of approximately $4.5 million. LTM manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM’s debt which the Company repaid on closing. The purchase price was funded with $3.8 million of Drew’s available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over the next five years.

              On October 3, 2003, the Company acquired certain assets and liabilities of Indiana-based ET&T Frames, Inc. (“ET&T”), with annual sales of approximately $7 million. ET&T manufactures chassis primarily for specialty trailer units, consisting of park models, office units, cargo trailers and, to a lesser extent chassis for towable recreational vehicles. This acquisition represents an expansion of Drew’s chassis manufacturing business into specialty chassis. The $3.6 million purchase price included the accounts receivable and certain inventory and fixed assets of ET&T. Production of ET&T’s products was immediately transferred to the Company’s existing factories, without adding any overhead. The purchase price was funded with Drew’s available cash.

Cash Flows from Financing Activities

              Cash flows used for financing activities for 2003 include a net decrease in debt of $14.4 million, partially funded by $3.7 million received from the exercise of employee stock options. Cash flows used for financing activities for 2002 include a net decrease in debt of $4.5 million partially funded by $3.3 million received from the exercise of employee stock options.

              Availability under the Company’s line of credit was $27.1 million at December 31, 2003, net of $2.9 million in letters of credit. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

              At December 31, 2003, the Company had outstanding $16 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually, of which the first three payments were made annually since January 2001. A fourth scheduled payment of $8 million was made in January 2004.

              Future minimum commitments relating to the Company’s contractual obligations at December 31, 2003 are as follows (in thousands):

	2004	2005	2006	After 2006	Total

Long-term indebtedness	$9,931	$9,693	$4,751	$10,381	$34,756
Operating leases	3,094	1,682	1,021	1,205	7,002
Employment contracts	1,793	699	269	155	2,916
Royalty agreement	1,250	1,250	1,250	313	4,063

Total	$16,068	$13,324	$7,291	$12,054	$48,737

22

SUBSEQUENT EVENT

              In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. As a result, the Company plans to use the new composite material to produce certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis. This new composite material will enable the Company to compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries. Sales of these new products, if any, are not expected to be significant in 2004

              The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible by the Company into an equity interest in any new venture that the buyer may form to promote this process. In February 2004, the Company received the first payment under the note for $400,000.

              Drew is evaluating the potential gain on sale, and currently anticipates that it will record a first quarter pre-tax gain of approximately $500,000 ($300,000, or $.03 per diluted share, after tax) after all related costs and valuations. Future gain, if any, will be recorded when any payments on the remaining $3.5 million balance of the note are received.

CORPORATE GOVERNANCE

              The Company is in compliance with the new corporate governance requirements of the Securities and Exchange Commission and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.drewindustries.com) and are updated periodically. The website also contains, or provides direct links to all SEC filings, press releases and investor presentations. The Company has also established a toll-free hotline to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns.

              The Company received notification in November from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that Drew’s corporate governance policies outranked 99.9 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

CONTINGENCIES

              LCI is a defendant in an action entitled SteelCo, Inc. vs. Lippert Components, Inc. and DOES 1 through 20, inclusive commenced in the Superior Court of the State of California, County of San Bernardino, San Bernardino District on July 16, 2002.

              Plaintiff alleges that LCI violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below LCI’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks damages in an unspecified amount, treble damages, punitive damages, costs and expenses incurred in the proceeding and injunctive relief.

              LCI is vigorously defending against the allegations in the complaint, and has asserted counterclaims against Plaintiff. The case is in discovery.

CRITICAL ACCOUNTING POLICIES

              The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

Inventories

              Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Self Insurance

              The Company is self-insured for certain health and workers’ compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Income Taxes

              The Company’s effective tax rate is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the effective tax rate and in evaluating the Company’s tax position. The Company’s accompanying Consolidated Balance Sheets include certain deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management’s estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon the Company’s forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recording of a valuation reserve. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

              The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value would be recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future. Actual results and events could differ significantly from management estimates.

Impairment of Goodwill and Other Intangible Assets

              Goodwill and other intangible assets are evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the fourth quarter of each fiscal year. The impairment test uses a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. Actual results and events could differ significantly from management estimates.

Stock Options

              As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock options. As a result, the fair value of all employee stock options granted after January 1, 2002 is being charged against earnings over the period of time during which the options vest. To determine fair value, the Company uses a method known as the Black-Scholes option-pricing method. Fair value is determined as of the date the option is granted.

              The fair value of options granted before January 1, 2002 are not being charged against earnings since the Company is using the prospective method, as allowed under SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures.”

              In past years, the “disclosure only” option of SFAS No. 123 was used. Therefore, no compensation cost was charged against earnings for stock options granted before January 1, 2002.

              If the Company had charged compensation cost of options granted prior to January 1, 2002 to earnings, by using the prospective method under SFAS No. 148, net income (loss) would have been reduced to the pro forma amounts indicated below:

	December 31,

	2003	2002	2001

Net income (loss), as reported	$19,423	$(14,598)	$8,934
Add: Stock-based employee compensation
expense for stock options included in reported net
income (loss), net of related tax effects	122	6	—
Deduct: Total stock-based employee
compensation expense for stock options determined
under fair value method for all stock option awards,
net of related tax effects	(409)	(392)	(415)

Pro forma net income (loss)	$19,136	$(14,984)	$8,519

Net income (loss) per common share:
Basic – as reported	$1.92	$(1.49)	$.92

Basic – pro forma	$1.90	$(1.53)	$.88

Diluted – as reported	$1.88	$(1.46)	$.92

Diluted – pro forma	$1.86	$(1.50)	$.88

Other Estimates

              The Company makes a number of other estimates and judgments in the ordinary course of business related to product returns, doubtful accounts, warranty obligations, lease terminations and asset retirement obligations, post retirement benefits, and contingencies and litigation. Establishing reserves for these matters requires management’s estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management’s current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

INFLATION

              The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company experienced modest increases in its labor costs in 2003 and 2002 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

              The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities and its financing activities. Certain raw materials, particularly steel, aluminum, vinyl, glass and ABS resins are subject to price volatility.

              The Company is exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2003, the Company had approximately $32.1 million of fixed rate debt. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2003, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $321,000 lower per annum, than if the fixed rate financing could be obtained at current market prices.

              At December 31, 2003, the Company had no outstanding borrowings on its $30 million line of credit. At December 31, 2003, the Company had $2.7 million of variable rate debt. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to December 31, 2003, and outstanding borrowings of $2.7 million, future cash flows would be affected by $27,000 per annum.

              In addition, the Company is exposed to changes in interest rates as a result of temporary investments in money market funds, however, such investing activity is not material to the Company’s financial position, results of operations, or cash flow.

              If the actual change in interest rates is substantially different than 100 basis points, the net impact of interest rate risk on the Company’s cash flow may be materially different than that disclosed above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Income (In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2002

Net sales	$353,116	$325,431	$254,770
Cost of sales	266,435	246,844	194,309

Gross profit	86,681	78,587	60,461
Selling, general and administrative expenses	52,404	49,374	40,116

Operating profit	34,277	29,213	20,345
Interest expense, net	3,034	3,566	4,151

Income from continuing operations before income taxes
and cumulative effect of change in accounting principle	31,243	25,647	16,194
Provision for income taxes	11,868	9,883	6,364

Income from continuing operations before cumulative effect
of change in accounting principle	19,375	15,764	9,830
Discontinued operations (net of taxes)	48	(200)	(896)

Income before cumulative effect of change in accounting principle	19,423	15,564	8,934
Cumulative effect of change in accounting principle for goodwill
(net of taxes of $2,743)		(30,162)

Net income (loss)	$19,423	$(14,598)	$8,934

Income (loss) per common share:
Income from continuing operations before cumulative
effect of change in accounting principle:
Basic	$1.92	$1.61	$1.02
Diluted	$1.88	$1.57	$1.02
Discontinued operations, net of taxes:
Basic		$(.02)	$(.10)
Diluted		$(.02)	$(.10)
Cumulative effect of change in accounting principle
for goodwill, net of taxes:
Basic		$(3.08)
Diluted		$(3.01)
Net income (loss):
Basic	$1.92	$(1.49)	$.92
Diluted	$1.88	$(1.46)	$.92

The accompanying notes are an integral part of these consolidated financial statements. 27

Consolidated Balance Sheets (In thousands, except shares and per share amount)

	December 31,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$8,781	$316
Accounts receivable, trade, less allowances of
$1,400 in 2003 and $1,354 in 2002	14,844	12,969
Inventories	37,311	37,143
Prepaid expenses and other current assets	7,478	8,618
Discontinued operations		1,211

Total current assets	68,414	60,257
Fixed assets, net	72,211	74,041
Goodwill	12,333	7,043
Other intangible assets	4,953	814
Other assets	2,193	3,241

Total assets	$160,104	$145,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities
of long-term indebtedness	$9,931	$9,993
Accounts payable, trade	9,089	7,998
Accrued expenses and other current liabilities	19,694	17,699
Discontinued operations		500

Total current liabilities	38,714	36,190
Long-term indebtedness	24,825	38,812
Other long-term liabilities	2,912	290

Total liabilities	$66,451	$75,292

Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share: authorized
20,000,000 shares; issued 12,353,168 shares in 2003 and
12,084,788 shares in 2002	124	121
Paid-in capital	32,691	28,568
Retained earnings	80,305	60,882

	113,120	89,571
Treasury stock, at cost -2,149,325 shares in 2003 and 2002	(19,467)	(19,467)

Total stockholders’ equity	93,653	70,104

Total liabilities and stockholders’ equity	$160,104	$145,396

The accompanying notes are an integral part of these consolidated financial statements. 28

Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$19,423	$(14,598)	$8,934
Adjustments to reconcile net income (loss) to cash flows
provided by operating activities:
Cumulative effect of change in accounting principle
for goodwill, net of taxes		30,162
Discontinued operations, net of taxes	(48)	200	896

Income from continuing operations	19,375	15,764	9,830
Provision for doubtful accounts	106	837	181
Depreciation and amortization	7,863	7,332	8,332
Deferred taxes	383	1,748	(37)
Loss on disposal of fixed assets	92	125	156
Deferred stock compensation	411	83
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(1,107)	(3,313)	3,430
Inventories	218	(11,501)	4,244
Prepaid expenses and other assets	2,524	(4,542)	(692)
Accounts payable, accrued expenses and other liabilities	926	4,534	1,516

Net cash flows provided by continuing
operating activities	30,791	11,067	26,960
Income (loss) from discontinued operations	48	(200)	(896)
Changes in discontinued operations	702	1,333	2,102

Net cash flows provided by operating activities	31,541	12,200	28,166
Cash flows from investing activities:
Capital expenditures	(5,073)	(10,538)	(8,194)
Business acquisitions, net of cash acquired	(7,397)	(2,070)	(11,492)
Proceeds from sales of fixed assets	78	595	2,545

Net cash flows used for investing activities	(12,392)	(12,013)	(17,141)
Cash flows from financing activities:
Proceeds from line of credit and other borrowings	31,550	77,350	78,916
Repayments under line of credit and other borrowings	(45,949)	(81,866)	(88,598)
Exercise of stock options	3,715	3,348	112
Other		106	(490)

Net cash flows used for financing activities	(10,684)	(1,062)	(10,060)

Net increase (decrease) in cash	8,465	(875)	965
Cash and cash equivalents at beginning of year	316	1,191	226

Cash and cash equivalents at end of year	$8,781	$316	$1,191

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest on debt	$3,071	$3,895	$4,567
Income taxes, net of refunds	$9,449	$10,038	$4,998

The accompanying notes are an integral part of these consolidated financial statements. 29

Consolidated Statements of Stockholders’ Equity (In thousands, except shares)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance -December 31, 2000	$118	$24,967	$66,546	$(19,467)	$72,164
Net income			8,934		8,934
Issuance of 14,324 shares of common stock
pursuant to stock option plan		99			99
Income tax benefit relating to issuance of
common stock pursuant to stock option plan		13			13

Balance -December 31, 2001	118	25,079	75,480	(19,467)	81,210
Net loss			(14,598)		(14,598)
Issuance of 264,710 shares of common stock
pursuant to stock option plan	3	2,877			2,880
Income tax benefit relating to issuance of
common stock pursuant to stock option plan		468			468
Deferred stock compensation expense and other		144			144

Balance -December 31, 2002	121	28,568	60,882	(19,467)	70,104
Net income			19,423		19,423
Issuance of 268,380 shares of common stock
pursuant to stock option plan	3	2,848			2,851
Income tax benefit relating to issuance of
common stock pursuant to stock option plan		864			864
Deferred stock compensation expense		411			411

Balance -December 31, 2003	$124	$32,691	$80,305	$(19,467)	$93,653

The accompanying notes are an integral part of these consolidated financial statements. 30

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

              The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries. There are no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”) and Lippert Components, Inc. and its subsidiaries (“LCI”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes. All significant intercompany balances and transactions have been eliminated. Certain prior year balances may have been reclassified to conform to current presentation.

              Manufactured products include vinyl and aluminum windows and doors, chassis, chassis parts, RV slide- out mechanisms and related power units, electric stabilizer jacks, and bath and shower units. The axle and tire refurbishing business of Lippert Tire and Axle, Inc. (“LTA”), the Company’s wholly-owned subsidiary, has been discontinued. The last of LTA’s operations was sold in January 2003.

              Approximately 62 percent of the Company’s sales in 2003 were made by its recreational vehicles products segment and 38 percent were made by its manufactured housing products segment. At December 31, 2003, the Company operated 41 plants in 17 states and one plant in Canada.

Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which consist of money market funds, are recorded at cost which approximates market value.

Inventories

              Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Fixed Assets

              Fixed assets are depreciated on a straight-line basis over the estimated useful lives of properties and equipment. Leasehold improvements and leased equipment are amortized over the shorter of the lives of the leases or the underlying assets. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized.

Income Taxes

              The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Goodwill and Other Intangible Assets

              Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that intangible assets acquired in a purchase combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.”

              In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has reassessed the useful lives of its intangible assets as required by SFAS No. 142 and determined that the existing useful lives are reasonable. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis primarily over twenty to thirty years. The Company periodically reviewed the value of its goodwill to determine if impairment had occurred. The Company measured the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to the goodwill and other long-lived assets of the subsidiary.

Impairment of Long-Lived Assets

              SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

              In accordance with SFAS No. 144, long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

              Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Stock Options

              As of April 1, 2002, the Company adopted the fair value method of accounting for stock options as contained in SFAS No. 123,”Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company will be utilizing the prospective method under SFAS No. 148,”Accounting for Stock-Based Compensation — Transition and Disclosures.” All employee stock options granted after January 1, 2002 are being expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. This resulted in a $197,000 and $10,000 charge to operations for the years ended December 31, 2003 and 2002, respectively, relating to options for 396,500 and 20,000 shares granted in the fourth quarter of 2003 and 2002, respectively.

              Historically, the Company had applied the “disclosure only” option of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002, but for disclosure purposes the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	3.30%	3.14%	4.90%
Expected volatility	32.5%	37.5%	33.0%
Expected life	4.8 year	5.0 year	5.9 year
Contractual life	6.0 year	6.0 year	5.9 year
Dividend yield	N/A	N/A	N/A
Fair value of options granted	$ 8.62	$ 5.96	$ 2.34

              If compensation cost for the Company’s stock option plan had been recognized in the income statement based upon the fair value method, net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	December 31,

	2003	2002	2001

Net income (loss), as reported	$19,423	$(14,598)	$8,934
Add: Stock-based employee compensation
expense for stock options included in reported net
income (loss), net of related tax effects	122	6	—
Deduct: Total stock-based employee
compensation expense for stock options determined
under fair value method for all stock option awards,
net of related tax effects	(409)	(392)	(415)

Pro forma net income (loss)	$19,136	$(14,984)	$8,519

Net income (loss) per common share:
Basic — as reported	$1.92	$(1.49)	$.92

Basic — pro forma	$1.90	$(1.53)	$.88

Diluted — as reported	$1.88	$(1.46)	$.92

Diluted — pro forma	$1.86	$(1.50)	$.88

Revenue Recognition

              Revenue is recognized upon shipment of goods to customers.

Shipping and Handling Costs

              The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $14,621,000, $13,473,000 and $11,289,000 in 2003, 2002, and 2001, respectively.

Use of Estimates

              The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, doubtful accounts, inventories, goodwill and other intangible assets, income taxes, warranty obligations, insurance obligations, lease terminations and asset retirement obligations, long-lived assets, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards

              In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations.” SFAS No.143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created, which typically would be upon acquisition or completion of construction. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Accordingly, the Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The implementation of SFAS No. 143 did not have a material impact on the earnings or the financial position of the Company.

              In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, the Company adopted the provisions of FIN 45, effective January 1, 2003. The implementation of FIN 45 did not have an impact on the earnings or the financial position of the Company.

2. SEGMENT REPORTING

              The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, RV slide-out mechanisms and related power units, and electric stabilizer jacks. The MH segment manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts, and thermo-formed bath and shower units. Intersegment sales and sales to industries other than manufacturers of RVs and manufactured homes are insignificant.

              Decisions concerning the allocation of the Company’s resources are made by the Company’s key executives. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. Management of debt is considered a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

Information relating to segments follows (in thousands):

	Segments			Corporate and Other	Intangibles	Total

	RV	MH	Total

Year ended December 31, 2003
Revenues from external
customers(a)	$219,505	$133,611	$353,116			$353,116
Segment operating profit (loss)	24,779	14,358	39,137	$(4,078)	$(782)	34,277
Segment assets(b)	69,158	55,172	124,330	17,822	17,952	160,104
Expenditures for long-lived
assets(c)	3,725	1,798	5,524	26		5,550
Depreciation and amortization	3,055	4,007	7,062	19	782	7,863

Year ended December 31, 2002
Revenues from external
customers(a)	$171,094	$154,337	$325,431			$325,431
Segment operating profit (loss)	16,162	16,900	33,062	$(3,103)	$(746)	29,213
Segment assets(b)	61,320	62,804	124,124	12,543	8,729	145,396
Expenditures for long-lived
assets(c)	3,781	7,475	11,256	16		11,272
Depreciation and amortization	2,795	3,774	6,569	17	746	7,332

Year ended December 31, 2001
Revenues from external
customers(a)	$107,504	$147,266	$254,770			$254,770
Segment operating profit (loss)	9,208	15,940	25,148	$(2,212)	$(2,591)	20,345
Segment assets(b)	46,755	58,866	105,621	10,290	41,064	156,975
Expenditures for long-lived
assets(c)	4,129	9,329	13,458			13,458
Depreciation and amortization	2,353	3,371	5,724	17	2,591	8,332

a)	One customer of the RV segment accounted for 23 percent, 20 percent and 15 percent of the Company’s consolidated net sales in the years ended December 31, 2003, 2002, and 2001, respectively. Another customer of the RV segment accounted for 11 percent of the Company’s consolidated net sales in the year ended December 31, 2003. One customer of both segments accounted for 12 percent of the Company’s consolidated net sales in each of the three years ended December 31, 2003.

b)	Segment assets include accounts receivable, inventories and fixed assets. Corporate and other assets include cash and cash equivalents, prepaid expenses and other current assets, discontinued operations, deferred taxes and other assets, excluding intangible assets. Intangibles include goodwill, other intangible assets and deferred charges which are not considered in the measurement of each segment’s performance.

c)	Segment expenditures for long-lived assets include capital expenditures and fixed assets purchased as part of the acquisition of companies and businesses. The Company purchased $477,000, $734,000 and $5,264,000 of fixed assets as part of the acquisitions of businesses in 2003, 2002 and 2001, respectively. Expenditures for other long-lived assets, goodwill and other intangibles are not included in the segment since they are not considered in the measurement of each segment’s performance.

35

3. ACQUISITIONS, GOODWILL, INTANGIBLE ASSETS AND DISCONTINUED OPERATIONS

Acquisition of Better Bath

              On June 1, 2001, the Company’s subsidiary, Kinro, acquired the assets and business of the Better Bath division of Kevco, Inc. Better Bath manufactures and sells thermo-formed bath and shower units for the manufactured housing industry and had sales of approximately $22.3 million in 2001, including $13.2 million in the seven months after its acquisition by the Company.

              The acquisition has been accounted for as a purchase. The aggregate purchase price of approximately $10.2 million has been allocated to the underlying assets based upon their respective estimated fair values. The excess of purchase price over the fair value of net assets acquired (“goodwill”) was approximately $3.1 million, which, prior to the adoption of SFAS No. 142, was being amortized over 20 years. The Company has not recorded any impairment of this goodwill. The results of the acquired business have been included in the Company’s consolidated statements of income beginning June 1, 2001.

              Assuming that the acquisition had occurred at the beginning of 2001, the unaudited pro forma net sales, income from continuing operations and income from continuing operations per common share, both basic and diluted, would have been $263,803,000, $10,031,000 and $1.04, respectively.

Other Acquisitions

              On July 17, 2003, the Company acquired Kansas-based LTM Manufacturing LLC (“LTM”), with annual sales of approximately $4.5 million. LTM, the holder of several innovative patents, manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM’s debt which the Company repaid on closing. The purchase price was funded with $3.8 million of Drew’s available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over the next five years.

              On October 3, 2003, the Company acquired certain assets and liabilities of Indiana-based ET&T Frames, Inc. (“ET&T”), with annual sales of approximately $7 million. ET&T manufactures chassis primarily for specialty trailer units, consisting of park models, office units, cargo trailers and, to a lesser extent, chassis for towable recreational vehicles. This acquisition represents an expansion of Drew’s chassis manufacturing business into specialty chassis. The $3.6 million purchase price included the accounts receivable and certain inventory and fixed assets of ET&T. Production of ET&T’s products was immediately transferred to the Company’s existing factories, without adding any overhead. The purchase price was funded with Drew’s available cash.

              Total consideration for the LTM and ET&T acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$777
Identifiable intangible assets	1,330
Goodwill	5,290

Total cash consideration	$7,397

              In 2002, the Company acquired, for $1.4 million, the business of a manufacturer of RV chassis, which had approximately $7 million of annual sales. Production for these newly acquired accounts has been integrated into the Company’s existing factories.

              In 2001, the Company also acquired, for an aggregate of $1.4 million, the businesses of two small manufacturers of RV chassis, which added new customers, and manufacturing facilities closer to existing customers. The manufacturing facility of one of those businesses was originally leased, then purchased in 2002.

Goodwill and Other Intangible Assets

              In accordance with SFAS No. 142, the Company stopped amortizing goodwill effective January 1, 2002. Amortization of goodwill was $1,613,000 for the year ended December 31, 2001. The Company has reassessed the useful lives of its intangible assets as required by SFAS No. 142 and determined that the existing useful lives are reasonable. In accordance with SFAS No. 141, the Company reclassified certain intangible assets to goodwill since they can no longer be recognized apart from goodwill. The amortization of such assets was $322,000 for the year ended December 31, 2001.

              Other intangible assets consist of the following at December 31, 2003 (in thousands):

	Gross	Accumulated Amortization	Net	Estimated Useful Life in Years

Non-compete agreements	$2,480	$2,088	$392	5 to 7
Customer relationships	900	41	859	8
Patents	452	9	443	12

			1,694
Royalty agreement(a)			3,259

Other intangible assets			$4,953

a)	In February 2003, the Company entered into an agreement for a non-exclusive license for certain patents related to slide-out-systems. Royalties are payable on an annual declining percentage of sales of certain slide-out systems produced by the Company, with annual minimum royalties of $1,250,000 for fiscal years 2003 through 2006. At December 31, 2003, the Company has a liability of $3,673,000 relating to the present value of the remaining minimum royalties, classified in the Balance Sheet in accrued expenses and other current liabilities ($1,049,000) and other long term liabilities ($2,624,000). For 2003, the royalty agreement asset was reduced by $1,086,000. In 2003, payments of $938,000 were made and the balance due of $312,000 for 2003 was paid in January 2004. The expense of the royalty agreement asset is classified in the Statement of Income in Cost of Goods Sold. In addition, the Company recorded $228,000 of interest expense related to the accretion of the minimum royalty payments liability.

              Other intangible assets of $814,000 in 2002 consisted solely of non-compete agreements, which are amortized over 5 to 7 years, and are reflected net of accumulated amortization of $1,666,000 at December 31, 2002. Amortization expense related to intangible assets (excluding goodwill) amounted to $472,000, $409,000 and $373,000 for 2003, 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years is as follows: $398,000 (2004), $296,000 (2005), $274,000 (2006), $206,000 (2007) and $141,000 (2008).

              During the first quarter of 2002, in accordance with the goodwill impairment provisions of SFAS No. 142, the Company identified its reporting units and allocated its assets and liabilities, including goodwill, to its reporting units. In addition, the Company had a valuation of certain of its reporting units done by an independent appraiser, as of January 1, 2002, to assist the Company in determining if there had been an impairment in the goodwill of any of its reporting units. Based on this appraisal and additional analyses performed by the Company, it was determined that there had been an impairment of goodwill in two reporting units. As a result, the Company recorded an impairment charge of $32,905,000 offset by a tax benefit of $2,743,000. Such charge was recorded as a cumulative effect of change in accounting principle in 2002.

As a result of the allocation of the goodwill and the recognition of the impairment charge, goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - January 1, 2002	$33,859	$5,018	$38,877
Impairment charge	(30,698)	(2,207)	(32,905)
Acquisitions in 2002		1,071	1,071

Balance - December 31, 2002	3,161	3,882	7,043
Acquisitions in 2003		5,290	5,290

Balance - December 31, 2003	$3,161	$9,172	$12,333

              The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2003. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no additional goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2004, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

              The following is a reconciliation to adjust previously reported annual financial information to exclude goodwill amortization expense (in thousands except per share amounts):

Year Ended December 31, 2001

Income from continuing operations, as reported	$9,830
Goodwill amortization expense, net of taxes	1,623

Adjusted income from continuing operations	$11,453

Income per share (basic and diluted):
As reported	$1.02
Adjusted	$1.18

Discontinued Operations

              The axle and tire refurbishing business of LTA did not perform well from 2000 through 2002, primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. In January 2001, the axle and tire refurbishing business closed two of its five factories and in July 2001, a third such operation was sold. In September 2002, the Company converted one of its two remaining tire and axle refurbishing facilities to an RV window production facility. The last axle and tire refurbishing operation was sold in January 2003 at a small gain. As a result, the axle and tire refurbishing business is classified as discontinued operations in the Consolidated Financial Statements pursuant to SFAS No. 144, adopted by the Company effective January 1, 2002. Discontinued operations is presented net of tax expense (benefit) of $26,000, $(102,000) and $(503,000) for the years ended December 31, 2003, 2002 and 2001.

Discontinued operations consisted of the following at December 31, 2002 (in thousands):

Cash	$122
Accounts receivable	271
Inventories	604
Prepaid expenses and other current assets	100
Fixed assets	107
Deferred charges and other assets	7

Total assets	$1,211

Accounts payable	129
Accrued liabilities	371

Total liabilities	$500

              LTA continues to own a factory in Texas which was previously utilized in its axle and tire refurbishing business. This factory is being leased to the purchaser of LTA’s Texas operation. Since it is not probable that this factory will be sold within one year, it is not considered as held for sale under SFAS No.144, and is not included in discontinued operations in the Consolidated Financial Statements.

              The proceeds from the disposition of all other significant assets of LTA’s axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, were collected in January 2003 and resulted in a small gain.

              The discontinued axle and tire refurbishing business had previously been included in the Company’s MH segment, and had revenues of $11.2 million and $14.7 million, in 2002 and 2001, respectively.

4. INVENTORIES

              Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Finished goods	$7,438	$7,681
Work in process	1,165	1,408
Raw materials	28,708	28,054

Total	$37,311	$37,143

5. FIXED ASSETS Fixed assets, at cost, consist of the following (in thousands):

	December 31,		Estimated Useful Life in Years

	2003	2002

Land	$6,897	$6,883
Buildings and improvements	54,329	53,360	10 to 39
Leasehold improvements	1,616	1,464	2 to 11
Machinery and equipment	39,617	35,838	3 to 10
Transportation equipment	2,452	2,568	3 to 7
Furniture and fixtures	4,432	3,775	3 to 10
Construction in progress	144	1,041

	109,487	104,929
Less accumulated depreciation
and amortization	37,276	30,888

Fixed assets, net	$72,211	$74,041

39

Depreciation and amortization of fixed assets consists of (in thousands):

	Year Ended December 31,

	2003	2002	2001

Charged to cost of sales	$6,354	$5,604	$4,944
Charged to selling, general and
administrative expenses	726	694	678

Total	$7,080	$6,298	$5,622

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Accrued employee compensation and fringes	$12,033	$9,556
Income taxes	1,171	1,047
Accrued expenses and other	6,490	7,096

Total	$19,694	$17,699

7. RETIREMENT AND OTHER BENEFIT PLANS

              The Company has discretionary defined contribution profit sharing plans covering substantially all eligible employees. The Company contributed $994,000, $914,000 and $608,000 to these Plans during the years ended December 31, 2003, 2002 and 2001, respectively.

8. LONG-TERM INDEBTEDNESS

              Long-term indebtedness consists of the following (in thousands):

	December 31,

	2003	2002

Senior Notes payable at the rate of $8,000 per annum
on January 28, with interest payable semi-annually at
the rate of 6.95% per annum	$16,000	$24,000
Notes payable pursuant to a Credit Agreement expiring
October 15, 2005 consisting of a line of credit, not to
exceed $30,000; interest at prime rate or LIBOR plus a
rate margin based upon the Company’s performance(a) (b)		2,900
Industrial Revenue Bonds, interest rates at December 31,
2003, 3.18% to 6.28%, due 2008 through 2017; secured
by certain real estate and equipment	7,858	8,871
Real estate mortgage payable at the rate of $70 per month
with a balloon payment of $3,371 in May 2006, interest
at 9.03% per annum	4,484	4,894
Other loans primarily secured by certain real estate and
equipment, due 2006 to 2016, primarily fixed rates of
6.52% to 7.75%(c)	6,414	8,140

	34,756	48,805
Less current portion	9,931	9,993

Total long-term indebtedness	$24,825	$38,812

40

(a)	Pursuant to the performance schedule, the interest rate on LIBOR loans was LIBOR plus 1.5 percent at December 31, 2003 and 2002.

(b)	As of December 31, 2003, the Company had letters of credit of $2.9 million outstanding under this Credit Agreement.

(c)	During 2003, the Company prepaid $1.4 million of other loans with interest rates of 7.75 percent to 7.90 percent. There were no penalties on such pre-payment. The Company also negotiated the lowering of a fixed interest rate on one instrument from 8.72% to 6.52%.

              Pursuant to the Senior Notes, the Credit Agreement, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. The Company is in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. Borrowings under the Senior Notes and the Credit Agreement are secured only by capital stock of the Company’s subsidiaries.

              The Company pays a commitment fee, accrued at the rate of 3/8 of 1 percent per annum, on the daily unused amount of the revolving line of credit.

              The Company has unsecured letters of credit outstanding, unrelated to the Credit Agreement, which aggregate $1.7 million at December 31, 2003.

              The approximate amount of maturities of long-term indebtedness (in thousands) are:

2004	$9,931
2005	9,693
2006	4,751
2007	1,226
2008	2,715
Thereafter	6,440

34,756
Less current portion	9,931

Total long-term indebtedness	$24,825

The Company believes the interest rates on instruments similar to its debt approximate the rates paid by the Company. Therefore, the book value of such debt approximates fair value at December 31, 2003 and 2002.

9. INCOME TAXES

              The income tax provision in the Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$10,009	$7,137	$5,706
State	1,476	998	574
Deferred:
Federal	516	1,475	111
State	(133)	273	(27)

Total income tax provision	$11,868	$9,883	$6,364

41

The provision for income taxes differs from the amount computed by applying the Federal statutory rate to income before income taxes for the following reasons (in thousands):

	Year Ended December 31,

	2003	2002	2001

Income tax at Federal statutory rate	$10,935	$8,976	$5,668
State income taxes, net of Federal income tax benefit	873	826	356
Non-deductible expenses	90	79	465
Other	(30)	2	(125)

Provision for income taxes	$11,868	$9,883	$6,364

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Accounts receivable	$465	$452
Inventories	885	683
Goodwill and other assets	4,055	4,454
Accrued insurance	764	349
Employee benefits	836	793
Other accruals	711	867

Total deferred tax assets	7,716	7,598

Deferred tax liabilities:
Fixed assets	3,920	3,517

Net deferred tax asset	$3,796	$4,081

              The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2003 will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

              Tax benefits on stock option exercises of $864,000, $468,000 and $13,000 were credited directly to stockholders’ equity for 2003, 2002 and 2001, respectively.

              Net deferred tax assets are classified in the Consolidated Balance Sheets as follows (in thousands):

	December 31,

	2003	2002

Prepaid expenses and other current assets	$3,547	$3,214
Other assets	249	867

	$3,796	$4,081

Also, included in prepaid expenses and other current assets are Federal income tax refunds receivable of $852,000 and $1,742,000 at December 31, 2003 and 2002, respectively. 42

10. COMMITMENTS AND CONTINGENCIES

Leases

              The Company’s lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and periodic rental adjustments to reflect price index changes and require the Company to pay for property taxes and all other costs associated with the leased property.

              Future minimum lease payments under operating leases at December 31, 2003 are summarized as follows (in thousands):

2004	$3,094
2005	1,682
2006	1,021
2007	610
2008	381
Thereafter	214

Total lease obligations	$7,002

              Included in the above table are the remaining commitments regarding a sale and leaseback of equipment made during 2001. In addition, the Company has an option to repurchase such equipment for $1,554,000 in 2004.

              Rent expense was $4,896,000, $4,608,000 and $4,256,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

              The Company has employment contracts with six of its employees and six consultants, which expire on various dates through July 2008. The minimum commitments under these contracts are $1,793,000 in 2004, $699,000 in 2005, $269,000 in 2006, $100,000 in 2007 and $55,000 in 2008. In addition, the contracts with three of the employees, and an arrangement with one other employee of the Company, provide for incentives to be paid based on a percentage of profits, as defined.

11. STOCKHOLDERS’ EQUITY

Stock-Based Awards

              In May 2002, the Company’s Stockholders voted to adopt the Drew Industries Incorporated 2002 Equity Award and Incentive Plan (the “2002 Equity Plan”), to replace the prior Stock Option Plan (“Prior Plan”). Pursuant to the 2002 Equity Plan, the Company may grant its directors, employees, and consultants Drew Common Stock-based awards, such as options and restricted or deferred stock. The number of shares of Common Stock reserved for awards was 850,000 plus the 70,666 shares that remained available for grant under the Prior Plan.

              The 2002 Equity Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Under the 2002 Equity Plan, as under the Prior Plan, the Compensation Committee (“the Committee”) determines the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant thereof. The number of shares available under the 2002 Equity Plan, and the exercise price of options granted under the 2002 Equity Plan, are subject to adjustments that may be made by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate actions.

              The exercise price for options granted under the 2002 Equity Plan shall be at least equal to 100 percent of the fair market value of the shares subject to such option on the date of grant. The exercise price may be paid in cash or in shares of Drew Common Stock held for a minimum of six months. Options granted under the 2002 Equity Plan become exercisable in annual installments as determined by the Committee.

              In 2003 and 2002, pursuant to the 2002 Equity Plan, the Company awarded 12,503 and 4,604 deferred stock units, respectively, to certain directors in lieu of cash fees earned by such directors. The number of deferred stock units awarded is determined by dividing 115% of the fee earned by the closing price of the Common Stock on the date the fees were earned. The deferral period is generally two years from the date of the election to defer, unless extended.

              Transactions in stock options and deferred stock units under the 2002 Equity Plan and the Prior Plan are summarized as follows:

	Deferred Stock Units		Stock Options

	Number of Shares	Stock Price at Date of Issuance	Number of Option Shares	Option Price

Outstanding at December 31, 2000			906,734
Granted			262,500	$9.10-$9.25
Exercised			(14,324)	$6.94
Canceled			(33,000)	$8.82-$12.50
Expired			(15,000)	$10.75

Outstanding at December 31, 2001			1,106,910
Issued	4,604	$13.74-$16.30
Granted			20,000	$15.75
Exercised			(264,710)	$5.68-$12.48

Outstanding at December 31, 2002			862,200
Issued	12,503	$15.17-$25.56
Granted			396,500	$25.56-$27.60
Exercised			(268,380)	$8.81-$12.50
Canceled			(6,000)	$8.81-$12.50

Outstanding at December 31, 2003	17,107	$13.74-$25.56	984,320	$5.68-$27.60

Exercisable at December 31, 2003			336,520	$5.68-$15.75

              The number of shares available for granting awards under the 2002 Equity Plan was 493,059 and 896,062 at December 31, 2003 and 2002, respectively. The number of shares available for awards under the Prior Plan was 70,666 at December 31, 2001.

              The following table summarizes information about stock options outstanding at December 31, 2003:

Option Exercise Price	Shares Outstanding	Option Remaining Life (Years)	Shares Exercisable

$5.68	15,000	2.0	15,000
$8.81	159,000	1.9	94,600
$9.10	204,820	3.9	56,920
$9.20	15,000	2.0	15,000
$9.25	15,000	3.0	15,000
$9.31	150,000	1.9	120,000
$11.63	9,000	1.3	2,400
$15.75	20,000	5.0	20,000
$25.56	371,500	5.9	—
$27.60	25,000	6.0	—

Outstanding stock options expire in five to six years from the date they are granted; options vest over service periods that range from one to five years. 44

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2003	2002	2001

Weighted average shares outstanding for
basic earnings per share	10,075,406	9,789,513	9,660,501
Common stock equivalents pertaining to:
Stock options	221,502	219,114	5,368

Total for diluted shares	10,296,908	10,008,627	9,665,869

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

              The sum of per share amounts for the four quarters may not equal the total per share amounts for the year as a result of changes in the weighted average common shares outstanding.

              Interim unaudited financial information follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Year Ended December 31, 2003
Net sales	$80,827	$89,410	$96,107	$86,772	$353,116
Gross profit	17,950	22,883	25,470	20,378	86,681
Income from continuing operations	5,138	8,778	10,768	6,559	31,243
Discontinued operations	138	—	—	(90)	48
Net income	3,266	5,345	6,582	4,230	19,423
Net income per common share:
Income from continuing operations
Basic	.31	.53	.65	.42	1.92
Diluted	.31	.52	.64	.41	1.88
Discontinued operations
Basic	.02	—	—	—	—
Diluted	.01	—	—	—	—
Net income
Basic	.33	.53	.65	.42	1.92
Diluted	.32	.52	.64	.41	1.88

Stock Market Price(a)
High	$16.24	$18.25	$19.10	$28.28	$28.28
Low	$14.95	$15.01	$17.90	$18.69	$14.95
Close (at end of quarter)	$15.21	$18.20	$18.51	$27.80	$27.80

(a)	On December 11, 2003, the Company’s stock was listed for trading on the New York Stock Exchange under the symbol “DW.” Simultaneously, the Company’s stock ceased trading on the American Stock Exchange.

45

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Year Ended December 31, 2002
Net sales	$72,187	$85,718	$89,217	$78,309	$325,431
Gross profit	18,048	21,507	21,112	17,920	78,587
Income from continuing
Operations	3,649	4,807	4,691	2,617	15,764
Discontinued operations	(117)	(40)	9	(52)	(200)
Cumulative effect of change in
accounting principle	(30,080)			(82)	(30,162)
Net income (loss)	(26,548)	4,767	4,700	2,483	(14,598)
Net income per common share:
Income from continuing operations
Basic	.38	.49	.48	.26	1.61
Diluted	.37	.48	.47	.26	1.57
Discontinued operations
Basic	(.01)	—	—	—	(.02)
Diluted	(.01)	—	—	—	(.02)
Cumulative effect of change in
accounting principle
Basic	(3.11)	—	—	(.01)	(3.08)
Diluted	(3.05)	—	—	(.01)	(3.01)
Net income (loss)
Basic	(2.74)	.49	.48	.25	(1.49)
Diluted	(2.69)	.48	.47	.25	(1.46)

Stock Market Price
High	$14.98	$17.03	$16.90	$16.50	$17.03
Low	$10.90	$11.50	$13.50	$15.25	$10.90
Close (at end of quarter)	$12.70	$16.45	$15.55	$16.05	$16.05

13. SUBSEQUENT EVENT

              In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. As a result, the Company plans to produce the new composite material for use in certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries. Sales of these new products, is any, are not expected to be significant in 2004.

              The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible into an equity interest in any new venture that the buyer may form to promote this process. In February 2004 the Company received the first payment under the note for $400,000.

              Drew is evaluating the potential gain on sale, and currently anticipates that it will record a first quarter pre-tax gain of approximately $500,000 ($300,000, or $.03 per diluted share, after tax) after all related costs and valuations. Future gain, if any, will be recorded when any payments on the remaining $3.5 million balance of the note are received.

Independent Auditors’ Report

The Board of Directors and Stockholders
Drew Industries Incorporated:

              We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

              We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

              As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

/s/ KPMG LLP

Stamford, Connecticut
February 11, 2004

Management’s Responsibility for Financial Statements

              The management of the Company has prepared and is responsible for the consolidated financial statements and related financial information included in this report. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which are consistently applied and appropriate in the circumstances. These consolidated financial statements necessarily include amounts determined using management’s best judgements and estimates. Such estimates, which are evaluated on an ongoing basis, are based on historical experience and other factors believed to be reasonable under the circumstances.

              The Company maintains accounting and other control systems which provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company. Although accounting controls are designed to achieve this objective, it must be recognized that errors or irregularities may occur. In addition, it is necessary to assess and consider the relative costs and the expected benefits of the internal accounting controls.

              The Company’s independent auditors, KPMG LLP, provide an independent, objective review of the consolidated financial statements and underlying transactions. They perform such tests and other procedures as they deem necessary to express an opinion on the financial statements. The report of KPMG LLP accompanies the consolidated financial statements.

/s/ LEIGH J. ABRAMS President and Chief Executive Officer	/s/ FREDRIC M. ZINN Executive Vice President and Chief Financial Officer

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

Item 9A. CONTROLS AND PROCEDURES.

                           (a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures”in Rule 13a-14(c) under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures.

              As of the end of the period covered by this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

                           (b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information with respect to the Company’s Directors and Executive Officers is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004 (“2004 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

              Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2004 Proxy Statement and from the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act” in Part I of this Report.

              The Company has adopted Governance Principles, Guidelines for Business Conduct, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charter and Key Practices of the Company’s Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, are available on the Company’s website at www.drewindustries.com. A copy of any of these documents will be furnished, without change, upon written request to Secretary, Drew Industries Incorporated, 200 Mamaroneck Avenue, White Plains, New York 10601.

              If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics to the Chief Executive Officer, the Chief Financial Officer or the Corporate Controller, the Company will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K. There have been no waivers of any provisions of the Code of Ethics.

Item 11. EXECUTIVE COMPENSATION.

              The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. – Election of Directors – Executive Compensation” and “Compensation of Directors” in the Company’s 2004 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

              The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2004 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission. There are no transactions, business relationships, or indebtedness, involving the Company and any executive officer or director of the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

              The information required by this item is incorporated by reference from the information contained under “Proposal 2. Appointment of Auditors” in the Company’s 2004 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K.

(a)	Documents Filed:

(1)	Schedules. Schedule II - Valuation and Qualifying Accounts.

(2)	Exhibits. See Item 15 (c) - “List of Exhibits” incorporated herein by reference.

(b)	Reports on Form 8-K

•	Current Report on Form 8-K announcing the Company’s receipt of “The People’s Choice Award,” filed with the SEC on October 2, 2003;

•	Current Report on Form 8-K announcing the acquisition of ET&T Frames, Inc., filed with the SEC on October 7, 2003;

•	Current Report on Form 8-K announcing the time of the Company’s conference call and webcast to announce Nine-Month and Third Quarter results, filed with the SEC on October 20, 2003;

•	Current Report on Form 8-K announcing results for Third Quarter of 2003, filed with the SEC on October 27, 2003;

•	Current Report on Form 8-K announcing that the Company filed an application to transfer its stock listing to the New York Stock Exchange from the American Stock Exchange, filed with the SEC on November 24, 2003.

•	Current Report on Form 8-K announcing that the Company filed a Registration Statement on Form S-3 with respect to the sale of 565,000 shares of the Company’s Common Stock by certain selling stockholders including two directors of the Company, filed with the SEC on December 5, 2004;

•	Current Report on Form 8-K announcing the sale of shares pursuant to the Registration Statement on Form S-3 dated December 5, 2004, filed with the SEC on December 10, 2003; and

•	Current Report on Form 8-K announcing commencement of trading of the Company’s stock on the New York Stock Exchange, filed with the SEC on December 11, 2003.

(c)	Exhibits - List of Exhibits.

Exhibit Number	Description	Sequentially Numbered Page

3.	Articles of Incorporation and By-laws

3.1	Drew Industries Incorporated Restated
Certificate of Incorporation.

3.2	Drew Industries Incorporated By-laws,
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

10.135	Description of split dollar life insurance plan for certain executive officers.

10.164	Executive Employment and Non-Competition Agreement, dated January 2, 2004, by and between Lippert Components, Inc. and L. Douglas Lippert.

10.165	Note Purchase Agreement, dated January 28, 1998, by and among Kinro, Inc., Lippert Components, Inc. and Shoals Supply, Inc. (collectively, the “Note Co-Issuers”) and Teachers Insurance and Annuity Association of America, ING Investment Management, Inc. as agent for Midwestern Life Insurance Company, Security Life of Denver Insurance Company, Equitable Life Insurance Company of Iowa and USG Annuity & Life Insurance Company (collectively, the “Note Purchasers”).

10.166	6.95% Senior Notes due January 28, 2005 in the aggregate principal amount of $40,000,000 issued by the Note Co-Issuers to the Note Purchasers.

10.167	Pledge Agreements, dated January 28, 1998, by and between The Chase Manhattan Bank, as trustee for the benefit of the Note Purchasers and, separately, Registrant, Kinro, Inc., Shoals Supply, Inc., Kinro Manufacturing.

10.168	Guarantee Agreement, dated January 28, 1998, by and among Registrant and the Note Purchasers.

10.169	Subsidiary Guaranty, dated January 28 1998, by Kinro Holding Inc., Kinro Manufacturing, Inc., Shoals Holding, Inc., Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Shoals Supply Texas Limited Partnership and Shoals Supply Tennessee Limited Partnership (collectively, the “Subsidiaries”) in favor of the Note Purchasers.

10.170	Collateralized Trust Agreement, dated January 28, 1998, by and among the Note Co-Issuers and the Note Purchasers.

10.171	Subordination Agreement, dated January 28, 1998, by and among Registrant, the Note Co-Issuers, Lippert Components, Inc., the Subsidiaries, and the Note Purchasers.

10.172	$25,000,000 Revolving Credit Facility - Credit Agreement, dated January 28 1998, by and among Kinro, Inc., and Lippert Components, Inc. (The “Borrowers”) and The Chase Manhattan Bank (“Chase”) and KeyBank National Association (“KeyBank”) (together, the “Lenders”).

10.173	$15,000,000 Revolving Credit Note, dated January 28, 1998, made by the Borrowers to Chase.

10.174	$10,000,000 Amended and Restated Revolving Credit Note, dated January 28, 1998, made by the Borrowers to KeyBank.

10.175	Company Guarantee Agreement, dated January 28, 1998, made by Registrant to Chase, as agent for the Lenders.

10.176	Subsidiary Guarantee Agreement, dated January 28, 1998, made by each direct and indirect subsidiary of Registrant (other than the Borrowers) in favor of Chase, as agent for the Lenders.

10.177	Subordination Agreement, dated January 29, 1998, made by each direct and indirect subsidiary of Registrant and Chase, as agent for the Lenders.

10.178	Pledge and Security Agreement, dated January 28, 1998, made by Registrant, the Borrowers, and certain indirect subsidiaries of Registrant in favor of Chase, as collateral agent.

10.179	$25,000,000 Revolving Credit Facility - Amended and Restated Credit Agreement, dated January 28 1998, as amended and restated as of November 13, 2001, by and among Kinro, Inc., Lippert Tire & Axle, Inc. and Lippert Components, Inc. (the “Borrowers”) and JP Morgan Chase Bank (“Chase”) and KeyBank National Association (“KeyBank”) (together, the “Lenders”).

10.180	$15,000,000 Amended and Restated Revolving Credit Note, dated November 13, 2001, made by the Borrowers to Chase.

10.181	$10,000,000 Amended and Restated Revolving Credit Note, dated November 13, 2001, made by the Borrowers to KeyBank.

10.182	Supplement to Subsidiary Guarantee Agreement, dated November 13, 2001, made by each direct and indirect subsidiary of Registrant (other than the Borrowers) in favor of Chase, as agent for the Lenders.

10.183	Supplement to Subordination Agreement, dated November 13, 2001, between each direct and indirect subsidiary of Registrant and Chase, as agent for the Lenders.

10.184	Supplement to Pledge and Security Agreement, dated November 13, 2001, made by the Borrowers, and certain indirect subsidiaries of Registrant in favor of Chase, as collateral agent.

10.185	Amendment No. 1 to Note Purchase Agreement, effective as of November 14, 2001, by and among Kinro, Inc, Lippert Components, Inc. and Lippert Tires Axle, Inc. (collectively, the “Note Co-Issuers”) and Teachers Insurance and Annuity Association of America, ING Investment Management, Inc. as agent for Midwestern Life Insurance Company, Security Life of Denver Insurance Company, Equitable Life Insurance Company of Iowa and USG Annuity & Life Insurance Company (collectively, the “Noteholders”).

10.186	Replacement 6.95% Senior Notes due January 28, 2005 in the aggregate principal amount of $32 million issued by the Note Co-Issuers to the Noteholders.

10.187	Amendment No. 1 to Pledge Agreement, dated as of November 14, 2001, by and between JP Morgan Chase Bank, as trustee for the benefit of the Noteholders, and Lippert Components, Inc.

10.188	Subsidiary Joinder, dated as of November 14, 2001 by Coil Clip, Inc. and LD Realty, Inc. in favor of the Noteholders.

10.189	Supplement to Subordination Agreement, dated as of November 14, 2001, by and among Registrant, the subsidiaries party thereto, and the Noteholders.

10.190	Amended and Restated Employment Agreement by and between Kinro, Inc. and David L. Webster, dated April 4, 2000.

10.191	Second Amendment, dated as of December 31, 2002, to Amended and Restated Credit Agreement dated as of November 13, 2001 among the Borrowers and the Lenders, as amended by the First Amendment thereto, dated as of February 15, 2002.

10.192	Second Amended and Restated Revolving Credit Note, dated as of December 31, 2002, made by the Borrowers to Chase.

10.193	Second Amended and Restated Revolving Credit Note, dated as of December 31, 2002, made by the Borrowers to KeyBank.

10.194	Drew Industries Incorporated 2002 Equity Award and Incentive Plan.

10.195	License Agreement, dated February 28, 2003, by and among Versa Technologies, Inc., VT Holdings II, Inc. and Engineered Solutions LP, and Lippert Components, Inc.

10.196	Employment Agreement by and between Lippert Components, Inc. and Jason D. Lippert, effective February 5, 2003.

10.197	Change of Control Agreement by and between Fredric M. Zinn and Registrant, dated September 12, 2003.

                           Exhibit 10.135 is incorporated by reference to the Exhibit bearing the same number included in the Company’s Transition Report on Form 10-K for the period September 1, 1992 to December 31, 1993.

                           Exhibit 10.164 is filed herewith.

                           Exhibit 10.165-10.178 are incorporated by reference to the Exhibits bearing the same numbers included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

                           Exhibit 10.179-10.190 are incorporated by reference to the Exhibits bearing the same numbers included in the Company’s Annual Report on Form 10-K for the year ended December 341, 2001.

                           Exhibits 10.191-10.193 are incorporated by reference to the Exhibits bearing the same numbers included in the Company’s Annual Report in Form 10-K for the year ended December 31, 2002.

                           Exhibit 10.194 is incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 10, 2002.

	Exhibit 10.195 is filed herewith.	______________________

	Exhibit 10.196 is filed herewith.	______________________

	Exhibit 10.197 is filed herewith.	______________________

14	Code of Ethics
	Exhibit 14 is filed herewith	______________________

21	Subsidiaries
	Exhibit 21 is filed herewith.	______________________

23	Consent of Independent Auditors.
	Exhibit 23 is filed herewith.	______________________

24	Powers of Attorney.
Powers of Attorney of persons signing this Report are included as part of this Report.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

Exhibits 31.1-32.2 are filed herewith _______________,

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2004	DREW INDUSTRIES INCORPORATED By: /s/ Leigh J. Abrams —————————————— Leigh J. Abrams, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

              Each person whose signature appears below hereby authorizes Leigh J. Abrams and Fredric M. Zinn, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints Leigh J. Abrams and Fredric M. Zinn, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.

Date	Signature	Title

March 11, 2004	By: /s/Leigh J. Abrams	Director, President and
	————————————— (Leigh J. Abrams)	Chief Executive Officer

March 11, 2004	By: /s/Fredric M. Zinn	Executive Vice President and
	————————————— (Fredric M. Zinn)	Chief Financial Officer

March 11, 2004	By: /s/John F. Cupak	Secretary
————————————— (John F. Cupak)

March 11, 2004	By: /s/ Joseph S. Giordano III	Corporate Controller and Treasurer
————————————— (Joseph S. Giordano III)

March 11, 2004	By: /s/Edward W. Rose, III	Director
————————————— (Edward W. Rose, III)

March 11, 2004	By: /s/David L. Webster	Director
————————————— (David L. Webster)

March 11, 2004	By: /s/L. Douglas Lippert	Director
————————————— (L. Douglas Lippert)

March 11, 2004	By: /s/James F. Gero	Director
————————————— (James F. Gero)

March 11, 2004	By: /s/Gene H. Bishop	Director
————————————— (Gene H. Bishop)

March 11,2004	By: /s/Fredrick B. Hegi, Jr.	Director
————————————— (Frederick B. Hegi, Jr.)

March 11, 2004	By: /s/ David A. Reed	Director
————————————— (David A. Reed)

Independent Auditors’ Report

The Board of Directors and Stockholders
Drew Industries Incorporated:

              Under date of February 11, 2004, we reported on the consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in Item 8 of this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

              In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Stamford, Connecticut
February 11, 2004

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E

	Balance At Beginning Of Period	Additions			Deductions		Balance At End of Period

		Charged To Costs and Expenses	Charged To Other Accounts

YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$1,226	$106	$39	(a)	$118	(b)	$1,253
receivable, trade

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$590	$837			$201	(b)	$1,226
receivable, trade

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$692	$181	$33	(a)	$316	(b)	$590
receivable, trade

(a)	Represents balance at date of acquisition of acquired companies.

(b)	Represents accounts written-off net of recoveries.

