Form 10-Q
period 2004-03-31
DREW INDUSTRIES INC
filed 2004-05-06
CIK 763744

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q
(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2004 OR

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

(Zip Code)

(914) 428-9098

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                                Yes XX    No ____

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   XX    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,248,388 shares of common stock as of April 30, 2004.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS FILED WITH QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004 (UNAUDITED)

Page

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-12

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-21

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK	22

Item 4 - CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	24

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES	25

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION	26

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION	27

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION	28

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION	29

DREW INDUSTRIES INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2004	2003

(In thousands, except per share amounts)

Net sales	$108,023	$80,827
Cost of sales	83,144	62,877

Gross profit	24,879	17,950
Selling, general and administrative expenses	14,859	12,001
Other income	428	—

Operating profit	10,448	5,949
Interest expense, net	625	811

Income from continuing operations before income taxes	9,823	5,138
Provision for income taxes	3,831	2,010

Income from continuing operations	5,992	3,128
Discontinued operations	—	138

Net income	$5,992	$3,266

Net income per common share:
Income from continuing operations:
Basic	$.58	$.31

Diluted	$.57	$.31

Discontinued operations, net of taxes:
Basic		$.02

Diluted		$.01

Net income:
Basic	$.58	$.33

Diluted	$.57	$.32

Weighted average common shares outstanding:
Basic	10,245	9,969

Diluted	10,561	10,181

The accompanying notes are an integral part of these condensed consolidated financial statements. 3
DREW INDUSTRIES INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,		December 31, 2003

	2004	2003

(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$402	$3,032	$8,781
Accounts receivable, trade, less allowances	29,002	19,853	14,844
Inventories	54,900	34,349	37,311
Prepaid expenses and other current assets	6,086	5,925	7,478
Discontinued operations	—	18	—

Total current assets	90,390	63,177	68,414

Fixed assets, net	72,636	73,471	72,211
Goodwill	12,333	7,043	12,333
Other intangible assets	4,521	4,843	4,953
Other assets	2,695	3,198	2,193

Total assets	$182,575	$151,732	$160,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$9,878	$9,963	$9,931
Accounts payable, trade	22,716	8,808	9,089
Accrued expenses and other current liabilities	23,279	16,511	19,694
Discontinued operations	—	196	—

Total current liabilities	55,873	35,478	38,714

Long-term indebtedness	23,424	38,449	24,825
Other long-term liabilities	2,640	3,500	2,912

Total liabilities	81,937	77,427	66,451

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized
20,000,000 shares; issued 12,392,113 shares at March 2004;
12,150,168 shares at March 2003 and 12,353,168 at
December 2003	124	122	124
Paid-in capital	33,684	29,502	32,691
Retained earnings	86,297	64,148	80,305

	120,105	93,772	113,120
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)

Total stockholders’ equity	100,638	74,305	93,653

Total liabilities and stockholders’ equity	$182,575	$151,732	$160,104

The accompanying notes are an integral part of these condensed consolidated financial statements. 4
DREW INDUSTRIES INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2004	2003

(In thousands)

Cash flows from operating activities:
Net income	$5,992	$3,266
Adjustments to reconcile net income to cash flows provided by operating activities:
Discontinued operations, net of taxes	—	(138)

Income from continuing operations	5,992	3,128
Depreciation and amortization	2,135	1,962
Loss (gain) on disposal of fixed assets	105	(1)
Deferred stock compensation	270	86
Changes in assets and liabilities:
Accounts receivable, net	(14,158)	(6,884)
Inventories	(17,589)	2,794
Prepaid expenses and other assets	1,743	2,602
Accounts payable, accrued expenses and other liabilities	16,940	(1,309)

Net cash flows (used for) provided by continuing operating activities	(4,562)	2,378
Income from discontinued operations	—	138
Changes in discontinued operations	—	887

Net cash flows (used for) provided by operating activities	(4,562)	3,403

Cash flows from investing activities:
Capital expenditures	(3,102)	(1,167)
Proceeds from sales of fixed assets	16	19

Net cash flows used for investing activities	(3,086)	(1,148)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	24,675	22,050
Repayments under line of credit and other borrowings	(26,129)	(22,443)
Exercise of stock options	723	854

Net cash flows (used for) provided by financing activities	(731)	461

Net (decrease) increase in cash	(8,379)	2,716

Cash and cash equivalents at beginning of period	8,781	316

Cash and cash equivalents at end of period	$402	$3,032

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$971	$1,208
Income taxes, net of refunds	$25	$83
The accompanying notes are an integral part of these condensed consolidated financial statements. 5

DREW INDUSTRIES INCORPORATED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

(In thousands, except shares)

Balance - December 31, 2003	$124	$32,691	$80,305	$(19,467)	$93,653
Net income for three months ended
March 31, 2004			5,992		5,992
Issuance of 38,945 shares of common
stock pursuant to stock option plan		437			437
Income tax benefit relating to issuance
of common stock pursuant to stock option plan		286			286
Deferred stock compensation expense		270			270

Balance – March 31, 2004	$124	$33,684	$86,297	$(19,467)	$100,638

The accompanying notes are an integral part of these condensed consolidated financial statements. 6
DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

          The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”) and Lippert Components, Inc. and its subsidiaries (“LCI”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

          The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2003 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

          In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Segment Reporting

          The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 68 percent of consolidated net sales for the three months ended March 31, 2004 and 62 percent of the consolidated net sales for the three months ended March 31, 2003, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts and slide out mechanisms and related power units, and electric stabilizer jacks. The MH segment, which accounted for 32 percent of consolidated net sales for the three months ended March 31, 2004 and 38 percent of the consolidated net sales for the three months ended March 31, 2003, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts and thermo-formed bath and shower units. Intersegment sales and sales to industries other than manufacturers of RVs and manufactured homes are insignificant.

          Decisions concerning the allocation of the Company’s resources are made by the Company’s key executives. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. Management of debt is considered a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company’s December 31, 2003 Annual Report on Form 10-K.

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited) Information relating to segments follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales:
RV segment	$73,173	$50,257
MH segment	34,850	30,570

Total	$108,023	$80,827

Operating profit:
RV segment	$7,859	$4,530
MH segment	3,612	2,541

Total segments operating profit	11,471	7,071
Amortization of intangibles	(205)	(193)
Corporate and other	(1,246)	(929)
Other income	428	–

Operating profit	$10,448	$5,949

3.	Inventories

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

          Inventories consist of the following (in thousands):

	March 31,		December 31,
	2004	2003	2003
Finished goods	$7,833	$6,816	$7,438
Work in process	1,450	1,506	1,165
Raw material	45,617	26,027	28,708

Total	$54,900	$34,349	$37,311

8

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)
4.	Long Term Indebtedness

Long-term indebtedness consists of the following (in thousands):

	March 31,
			December 31,
	2004	2003	2003

Senior Notes payable at the rate of $8,000 per annum
on January 28, with interest payable
semiannually at the rate of 6.95% per annum	$8,000	$16,000	$16,000
Notes payable pursuant to a Credit Agreement expiring
October 15, 2005 consisting of a line of credit, not
to exceed $30,000; interest at prime rate or LIBOR plus
a rate margin based upon the Company’s performance(a)	7,000	11,000	—
Industrial Revenue Bonds, interest rates at March 31, 2004
of 3.19% to 6.28%, due 2008 through 2017; secured by
certain real estate and equipment	7,628	8,655	7,858
Real estate mortgage payable at the rate of $70 per month
with a balloon payment of $3,371 in May 2006,
interest at 9.03% per annum	4,375	4,795	4,484
Other loans primarily secured by certain real estate and
equipment, due 2006 to 2016, primarily fixed rates
of 6.52% to 7.75%	6,299	7,962	6,414

	33,302	48,412	34,756
Less current portion	9,878	9,963	9,931

Total long-term indebtedness	$23,424	$38,449	$24,825

(a)	On May 4, 2004, simultaneous with the acquisition of Zieman Manufacturing Company (“Zieman”), the Company’s line of credit was increased from $30 million to $50 million and the expiration date of the line of credit was extended until April 30, 2006. In addition, the commitment fee was reduced to 1/4 of one percent per annum from 3/8 of one percent per annum, on the daily unused amount. The line of credit will automatically reduce to $45 million on August 31, 2004 and $40 million on October 31, 2004.

          Pursuant to the Senior Notes, the Credit Agreement, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. The Company is in compliance with all such requirements. Borrowings under the Senior Notes and the Credit Agreement are secured only by the capital stock of the Company’s subsidiaries.

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

5.	Weighted Average Common Shares Outstanding

          Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding – diluted is calculated as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Weighted average common shares
outstanding - basic	10,245	9,969
Assumed issuance of common stock
pertaining to stock options	316	212
Weighted average common shares
outstanding - diluted	10,561	10,181

6.	Stock Options

          As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosures.” All employee stock options granted subsequent to April 1, 2002 are being expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

          Historically, the Company had applied the “disclosure only” option of SFAS No.123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002.

          The adoption of this new accounting policy for stock options resulted in a pretax charge of $212,000 for the three months ended March 31, 2004 and $30,000 for the three months ended March 31, 2003.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income as reported	$5,992	$3,266
Add: Stock-based employee compensation expense
included in reported net income net of related tax effects	129	18
Deduct: Total stock-based employee compensation
expense determined under fair value method for all
awards, net of related tax effect	(201)	(88)

Pro forma net income	$5,920	$3,196

Net income per common share:
Basic - as reported	$.58	$.33

Basic - pro forma	$.58	$.32

Diluted - as reported	$.57	$.32

Diluted - pro forma	$.56	$.31

7.	Other Income

          In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. As a result, the Company plans to use the new composite material in the production of certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis. This new composite material will enable the Company to better compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries. Sales of these new products, if any, are not expected to be significant in 2004.

          The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. In February 2004, the Company received the first payment under the note for $400,000. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in any new venture that the buyer may form to promote this process. A pre-tax gain on sale of $428,000 was recorded in the first quarter of 2004. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received.

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

7.	Subsequent Event

          On May 4, 2004, the Company acquired California-based Zieman Manufacturing Company (“Zieman”), with annual sales of approximately $44 million. Zieman manufactures trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for recreational vehicles (primarily travel trailers and fifth wheels) and manufactured homes. The purchase price was approximately $21 million, plus approximately $5 million of Zieman’s debt which the Company assumed on closing. The purchase price was funded with borrowings under the Company’s line of credit.

          Simultaneous with the closing, the Company’s line of credit was increased from $30 million to $50 million and the expiration date of the line of credit was extended until April 30, 2006. In addition, the commitment fee was reduced to 1/4 of one percent per annum from 3/8 of one percent per annum, on the daily unused amount. The line of credit will automatically reduce to $45 million on August 31, 2004 and $40 million on October 31, 2004.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 68 percent of consolidated net sales for the three months ended March 31, 2004 and 62 percent of the annual consolidated net sales for 2003, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company’s RV products are used primarily in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 67 percent of all RVs shipped by the industry in 2003, up from 61 percent just two years earlier. In recent months, the Company has begun to focus its efforts on expanding its market share for products used in motorhomes, and the Company expects to begin selling slide-out mechanisms and leveling devices for motorhomes in the second and third quarter of 2004.

          The MH segment, which accounted for 32 percent of consolidated net sales for the three months ended March 31, 2004 and 38 percent of the annual consolidated net sales for 2003, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

          The shift in sales between segments resulted partly from the growth in the RV industry and the decline in the MH industry. Intersegment sales and sales to industries other than manufacturers of RVs and manufactured homes are insignificant.

          The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. (“Kinro”) and Lippert Components, Inc. (“LCI”) have operations in both the MH and RV segments. At March 31, 2004, the Company’s subsidiaries operated 41 plants in 17 states and one in Canada.

BACKGROUND

Recreational Vehicle Industry

          The Recreational Vehicle Industrial Association (“RVIA”) reported a 19 percent increase in total industry shipments in the first quarter of 2004, compared to the first quarter of 2003. Shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 21 percent for the quarter. In 2003, the RVIA reported an increase of 3 percent in total RV shipments to 320,800 units, while shipments of travel trailers and fifth wheel RVs increased more than nine percent for the year to 214,400 units. Increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. Industry growth also continues to be bolstered by the preference for domestic vacations, rather than foreign travel, and low interest rates. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV’s owned by those 35 to 54 grew faster than all other age groups.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Manufactured Housing Industry

          As a result of limited credit availability for purchases of manufactured homes, high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes, and unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in 2003, the lowest production level in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely in recent years. Almost 50 percent of retail sales in the last several years have been filled by inventory reductions by dealers and manufacturers, and the resale of repossessed homes, rather than new production. It has been estimated that approximately 90,000 manufactured homes were repossessed in each of the last three years, and possibly as many as 100,000 homes repossessed in 2003, far in excess of historical repossession levels.

          The Manufactured Housing Institute (“MHI”) reported that in March 2004, industry wholesale shipments of manufactured homes increased 10 percent over March 2003, including a 38 percent increase in shipments of the smaller, single section homes, and a 3 percent increase in shipments of the larger, multi-section homes. This increase in industry wholesale shipments follows declines in 55 of the last 59 months. For the quarter ended March 31, 2004, industry shipments of new manufactured homes decreased approximately 4 percent from last year’s first quarter. The availability of financing for manufactured homes has apparently improved in recent months and is expected to improve further, as a result of Fannie Mae’s easing of their financing requirements for manufactured homes, as well as the entry of several lenders into the market. In addition, Berkshire Hathaway Inc. recently acquired Clayton Homes and Oakwood Homes, two of the leading producers of manufactured homes, as well as 21st Mortgage. In addition, Berkshire helped Clayton to raise $1.5 billion for its mortgage operations. Long-term prospects for manufactured housing are favorable because it provides quality, affordable housing which the country needs.

Steel Prices

          Steel is one of the Company’s primary raw materials in both segments. In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases, which through April 2004 have aggregated about 80 percent, with the cost of some types of steel more than doubling.

          In response to the steel cost increases, the Company ordered as much steel as possible in advance of the cost increases, so that it could postpone sales price increases to its customers for as long as possible. The impact on the Company’s results of operations of the higher cost of steel and the related increases in the Company’s selling prices, will be more significant over the balance of the year than it was in the first quarter of 2004. While the Company has obtained sales price increases from its customers that appear to be sufficient to offset the increases in the cost of the steel it uses, the Company does not expect to earn any additional profit from these sales price increases. The Company’s material cost as a percent of sales is therefore likely to rise, particularly for products which are made primarily from steel. However, the steel cost increases as offset by sales price increases to date are not expected to have a significant effect on operating profit in 2004.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

          Net sales and operating profit are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales:
RV segment	$73,173	$50,257
MH segment	34,850	30,570

Total	$108,023	$80,827

Operating profit:
RV segment	$7,859	$4,530
MH segment	3,612	2,541

Total segments operating profit	11,471	7,071
Amortization of intangibles	(205)	(193)
Corporate and other	(1,246)	(929)
Other income	428	–

Operating profit	$10,448	$5,949

Consolidated Highlights

•	Net income for the first quarter of 2004 was up 83 percent compared to the first quarter of 2003, on a 34 percent increase in net sales.

•	Operating profit margin for the first quarter of 2004 increased to 9.7 percent, from 7.4 percent in the first quarter of last year.

•	Net sales of the Company’s MH segment increased 14 percent for the quarter, the first quarterly increase in six quarters. After declining approximately 65 percent over the last five years, industry production of manufactured homes increased 10 percent in March 2004, and net sales of the Company’s MH segment increased substantially more.

•	In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material, and recorded a pre-tax gain on the sale of $428,000. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note receivable related to this sale are received.

•	Simultaneously with the sale of the intellectual property, the Company entered into an equipment lease and license agreement with the buyer, and plans to use the new composite material to produce certain bath products for manufactured homes beginning later in 2004.

15

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	On May 4, 2004, the Company completed the acquisition of California-based Zieman Manufacturing Company (“Zieman”), a manufacturer of a variety of specialty trailers, and chassis for RVs and manufactured homes, with annual sales of approximately $44 million.

RV Segment

          Net sales of the RV segment increased to $73.2 million in the first quarter, which is 46 percent higher than in the first quarter of 2003, compared to the 19 percent industry-wide increase in shipments of RVs this quarter. Sales by this segment represented 68 percent of consolidated sales this quarter, compared to 62 percent in the first quarter of 2003. The increases in sales of the RV segment are largely due to increases in the Company’s market share of all primary product lines in this segment, including slide-out mechanisms and related power units, chassis, and windows and doors, as well as the industry expansion. Sales of slide-out mechanisms and related power units were up more than 100 percent from the first quarter of 2003, to approximately $16 million. The sales of all other major product lines in this segment increased by more than 25 percent compared to the first quarter of last year. The products added through the two small acquisitions completed by the Company in the second half of 2003 added about $4 million in sales this quarter. Annual sales by the two acquired companies aggregated approximately $11 million at the time they were acquired.

          In response to the substantial increases in the cost of steel, described above, and to a lesser extent, aluminum, the Company raised its sales prices on certain of its products. For the Company’s RV and MH segments combined, these sales price increases aggregated approximately $1 million in the first quarter of 2004, which offset cost increases of approximately the same amount. The Company believes it has now obtained price increases from its customers that are sufficient to offset the increases in the cost of the steel and aluminum it uses in this segment, and therefore, these cost increases to date are not expected to have a significant effect on the operating profit of this segment in 2004.

          Operating profit of the RV segment increased to $7.9 million in the first quarter, which is 73 percent higher than in the first quarter of 2003, as the operating profit margin reached 10.7 percent, compared to 9.0 percent in the same period last year. This improvement in the operating profit margin is largely attributable to the increase in unit sales, since margins on incremental sales are higher, given that a portion of manufacturing overhead and administrative costs is fixed. RV segment results for the first quarter last year included a pre-tax charge of approximately $0.5 million related to settled patent litigation, while the current quarter included a pre-tax charge of approximately $0.3 million due to a plant closing, and a $0.6 million increase in overtime costs due to the rapid increase in production required to meet demand. Segment results in the first quarter of 2003 were also adversely impacted by high steel costs which moderated in the second half of 2003.

MH Segment

          Net sales of the MH segment increased to $34.9 million in the first quarter of 2004, which is 14 percent higher than in the same period last year, compared to the 4 percent decline in industry-wide production of manufactured homes this quarter. Industry-wide production was up 10 percent in March 2004, the first monthly increase in industry-wide production in more than two years, and net sales by the Company’s MH segment increased substantially more. While it is too early to determine if this is the beginning of a sustained trend, orders the Company received from its customers indicate that a number of builders of manufactured homes have begun to increase their production levels in recent weeks.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

          The substantial increases in steel costs, and to a lesser extent aluminum, have compelled the Company to raise sales prices of certain of its products. For the Company’s MH and RV segment combined, these sales price increases aggregated approximately $1 million in the first quarter of 2004, which offset cost increases of approximately the same amount. The Company believes it has now obtained price increases from its customers that are sufficient to offset the increases in the cost of the steel it uses in this segment. The Company is seeking price increases from its customers to offset the increase in the cost of aluminum it uses in this segment. Therefore, these cost increases in steel and aluminum to date are not expected to have a significant effect on operating profit of the MH segment in 2004.

          Operating profit of the MH segment increased to $3.6 million in the first quarter, which is 42 percent higher than in the first quarter of 2003, as the operating profit margin of this segment reached 10.4 percent, compared to 8.3 percent in the same period last year. This improvement in the operating profit margin is largely attributable to the increase in unit sales, since margins on incremental sales are higher given that a portion of manufacturing overhead and administrative costs is fixed. In addition, segment results in the first quarter of 2003 were adversely impacted by high steel costs which moderated in the second half of 2003.

Corporate and Other

          Corporate and other expenses increased $317,000 compared to the first quarter of 2003, largely as a result of higher incentive compensation due to increased profits ($140,000), and to a lesser extent higher consulting and audit fees related to compliance with Section 404 of Sarbanes-Oxley and higher stock option expense. On a consolidated basis, stock option expense increased $0.2 million, most of which is included in segment results.

Other Income

          In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. As a result, the Company plans to use the new composite material in the production of certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis. This new composite material will enable the Company to better compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries. Sales of these new products, if any, are not expected to be significant in 2004.

          The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. In February 2004, the Company received the first payment under the note for $400,000. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in any new venture that the buyer may form to promote this process. A pre-tax gain on sale of $428,000 was recorded in the first quarter of 2004. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Taxes

          The effective tax rate for the first three months of 2004 was 39.0 percent as compared to 39.1 percent for the first quarter of 2003. The effective tax rate for the full year 2003 was 38.0 percent. The increase in the effective tax rate in 2004 is due in part to a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

          Interest expense, net, decreased $0.2 million from the first quarter of 2003, as a result of the reduction in average debt levels, and to a lesser extent, savings resulting from a reduction in the average interest rate.

LIQUIDITY AND CAPITAL RESOURCES

          The Statements of Cash Flows reflect the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Net cash flows (used for) provided by operating activities	$(4,562)	$3,403
Net cash flows used for investment activities	$(3,086)	$(1,148)
Net cash flows (used for) provided by financing activities	$(731)	$461

Cash Flow from Operations

          Despite a $2.9 million increase in income from continuing operations during the current quarter, net cash flows from operating activities decreased approximately $8.0 million in the first quarter of 2004 compared to the first quarter of 2003 due to:

a)	A larger increase in accounts receivable for the first quarter of 2004. The increase in accounts receivable was higher than the first quarter of 2003, due to the increase in sales volume, offset by a reduction in the days sales outstanding in receivables to approximately 21 days compared to 23 days in the prior year. This was due to the timing of collections.

b)	An increase in inventories during the first quarter of 2004, compared to a decrease in inventories in the prior year. The increase in the current year resulted from (i) additional inventory requirements to meet the increased sales volume and (ii) the Company’s strategic buying of steel in advance of the numerous price increases which took effect from January to April 2004, so that the Company could postpone sales price increases to its customers for as long as possible. The inventory increase is substantially all in raw materials, as there was only approximately a one week supply of finished goods on hand at March 31, 2004 and a two week supply on hand at March 31, 2003. The inventory decline in the first quarter of 2003 resulted from a concerted effort by management to reduce inventories at all locations, as well as strategic buying of certain raw materials at December 31, 2002.

18

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

c)	A smaller increase in prepaid expenses and other current assets compared to the prior year. The increase in both the first quarter of 2004 and 2003 was primarily due to the utilization of prepaid Federal income taxes, which such utilization was lower in 2004 than in 2003.

d)	The above items were partially offset by an increase in accounts payable, accrued expenses and other current liabilities, compared to a decrease in the prior year. Trade payables increased in proportion to the increase in inventories. Trade payables are generally paid within the discount period. This increase in trade payables is also partly due to the timing of payments and purchases at the end of March 2004.

Cash Flows from Investing Activities:

          Cash flows used for investing activities of $3.1 million in the first quarter of 2004 consist primarily of capital expenditures. The capital expenditures were funded with the Company’s available cash. Capital expenditures for 2004 are anticipated to be approximately $20 million and are expected to be funded by cash flows from operations. The budgeted capital expenditures for 2004 include expanding glass tempering and vinyl window production capacity, adding a powder coat paint line, building a new facility to replace a leased facility and certain projects which were deferred from 2003.

          Cash flows used for investing activities for the full year 2003 were $12.4 million, consisting of capital expenditures ($5.1 million) and two acquisitions for a combined $7.4 million. Capital expenditures for the first quarter of 2003 were $1.2 million.

Cash Flows from Financing Activities

          Cash flows used for financing activities for the first quarter of 2004 include a net decrease in debt of $1.5 million, partially funded by $0.7 million received from the exercise of employee stock options. Total debt has been reduced by $15.1 million since March 2003.

          Availability under the Company’s line of credit was $20.1 million at March 31, 2004, net of $7 million in borrowings and $2.9 million in letters of credit. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

          At March 31, 2004, the Company had outstanding $8 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually, of which the first four payments were made annually since January 2001.

SUBSEQUENT EVENT

          On May 4, 2004, the Company acquired California-based Zieman Manufacturing Company (“Zieman”), with annual sales of approximately $44 million. Zieman manufactures trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for recreational vehicles (primarily travel trailers and fifth wheels) and manufactured homes. The purchase price was approximately $21 million, plus

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

approximately $5 million of Zieman’s debt which the Company assumed on closing. The purchase price was funded with borrowings under the Company’s line of credit.

          Simultaneous with the closing, the Company’s line of credit was increased from $30 million to $50 million and the expiration date of the line of credit was extended until April 30, 2006. In addition, the commitment fee was reduced to 1/4 of one percent per annum from 3/8 of one percent per annum, on the daily unused amount. The line of credit will automatically reduce to $45 million on August 31, 2004 and $40 million on October 31, 2004.

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

          The Company received notification in April 2004 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that Drew’s corporate governance policies outranked 98.1 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

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

INFLATION

          The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases, which through April 2004 have aggregated about 80 percent, with the cost of some types of steel more than doubling. In 2004, the Company has also been notified by suppliers of aluminum cost increases. Since the first quarter of 2003, the Company experienced modest increases in its labor costs related to inflation.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

          This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for Drew Industries Incorporated (“Drew” or the “Company”) common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation those relating to our future business prospects, revenues and income, wherever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of our senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q.

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

DREW INDUSTRIES INCORPORATED

          Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities and its financing activities. Certain raw materials, particularly steel, aluminum, vinyl, glass and ABS resins are subject to price volatility. In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases, which through April 2004 have aggregated about 80 percent, with the cost of some types of steel more than doubling. In 2004, the Company has also been notified by suppliers of aluminum cost increases.

          The Company is exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2004, the Company had $23.7 million of fixed rate debt. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2004, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $237,000 lower per annum, than if the fixed rate financing could be obtained at current market rates.

          At March 31, 2004, including borrowings of $7 million on its $30 million line of credit, the Company had $9.6 million of variable rate debt. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to March 31, 2004, and outstanding borrowings of $9.6 million, future cash flows would be affected by $96,000 per annum.

          In addition, the Company is exposed to changes in interest rates as a result of temporary investments in money market funds; however, such investing activity is not material to the Company’s financial position, results of operations, or cash flow.

          If the actual change in interest rates is substantially different than 100 basis points, the net impact of interest rate risk on the Company’s cash flow may be materially different than that disclosed above.

DREW INDUSTRIES INCORPORATED

Item 4. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“The Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a – 14 (c) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management considered in its evaluation the cost-benefit relationship of possible controls and procedures.

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

b)	Changes in Internal Controls

          There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

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

        LCI is vigorously defending against the allegations in the complaint, and has asserted counterclaims against Plaintiff. The case is in discovery.

Item 6 – Exhibits and Reports on Form 8-K

a)	Exhibits as required by item 601 of Regulation 8-K:

1)	31.1 Certification of Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit 31.1 is filed herewith.

2)	31.2 Certification of Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit 31.2 is filed herewith.

3)	32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.1is filed herewith.

4)	32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.2 is filed herewith.

b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

1)	On February 2, 2004, the Company filed a current report on Form 8-K announcing the sale of intellectual property and lease of equipment and license for new produce line.

2)	On February 5, 2004, the Company filed a current report on Form 8-K announcing the time of the Company’s conference call and webcast to announce fourth-quarter 2003 results.

3)	On February 11, 2004, the Company filed a current report on Form 8-K announcing results for the fourth quarter of 2003.

4)	On February 23, 2004, the Company filed a current report on Form 8-K announcing that the Company would be presenting at the Robins RV roadshow.

5)	On March 22, 2004, the Company filed a current report on Form 8-K announcing an agreement in principle to acquire chassis manufacturer Zeiman Manufacturing Company.

24

DREW INDUSTRIES INCORPORATED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREW INDUSTRIES INCORPORATED Registrant BY: /s/ Fredric M. Zinn Fredric M. Zinn Executive Vice President and Chief Financial Officer

May 6, 2004 25