Form 10-Q
period 2004-06-30
DREW INDUSTRIES INC
filed 2004-08-09
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,278,788 shares of common stock as of July 30, 2004.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

(UNAUDITED)

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

(In thousands, except per share amounts)

Net sales	$249,710	$170,237	$141,687	$89,410
Cost of sales	192,271	129,404	109,127	66,527

Gross profit	57,439	40,833	32,560	22,883
Selling, general and administrative expenses	33,269	25,299	18,410	13,298
Other income	428	—	—	—

Operating profit	24,598	15,534	14,150	9,585
Interest expense, net	1,413	1,618	788	807

Income from continuing operations
before income taxes	23,185	13,916	13,362	8,778
Provision for income taxes	9,042	5,443	5,211	3,433

Income from continuing operations	14,143	8,473	8,151	5,345
Discontinued operations	—	138	—	—

Net income	$14,143	$8,611	$8,151	$5,345

Net income per common share:
Income from continuing operations:
Basic	$1.38	$.85	$.79	$.53

Diluted	$1.34	$.83	$.77	$.52

Discontinued operations:
Basic		$.01

Diluted		$.01

Net income:
Basic	$1.38	$.86	$.79	$.53

Diluted	$1.34	$.84	$.77	$.52

Weighted average common shares outstanding:
Basic	10,258	10,007	10,271	10,045

Diluted	10,588	10,215	10,616	10,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,

	2004	2003	2003

(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$60	$4,884	$8,781
Accounts receivable, trade, less allowances	37,903	20,137	14,844
Inventories	75,036	31,825	37,311
Prepaid expenses and other current assets	6,916	5,596	7,478
Discontinued operations	—	6	—

Total current assets	119,915	62,448	68,414

Fixed assets, net	90,055	73,154	72,211
Goodwill	16,926	7,043	12,333
Other intangible assets	6,933	4,417	4,953
Other assets	2,915	3,062	2,193

Total assets	$236,744	$150,124	$160,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$12,183	$10,003	$9,931
Accounts payable, trade	27,449	8,712	9,089
Accrued expenses and other current liabilities	27,751	20,249	19,694
Discontinued operations	—	131	—

Total current liabilities	67,383	39,095	38,714

Long-term indebtedness	57,496	26,759	24,825
Other long-term liabilities	2,363	3,245	2,912

Total liabilities	127,242	69,099	66,451

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized
30,000,000 shares; issued 12,414,513 shares at June 2004;
12,249,408 shares at June 2003 and 12,353,168 at
December 2003	124	122	124
Paid-in capital	34,397	30,877	32,691
Retained earnings	94,448	69,493	80,305

	128,969	100,492	113,120
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)

Total stockholders’ equity	109,502	81,025	93,653

Total liabilities and stockholders’ equity	$236,744	$150,124	$160,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2004	2003

(In thousands)

Cash flows from operating activities:
Net income	$14,143	$8,611
Adjustments to reconcile net income to cash flows provided by operating activities:
Discontinued operations, net of taxes	—	(138)

Income from continuing operations	14,143	8,473
Depreciation and amortization	4,497	3,923
Loss on disposal of fixed assets	119	30
Stock based compensation expense	537	171
Changes in assets and liabilities:
Accounts receivable, net	(18,043)	(7,168)
Inventories	(30,951)	5,318
Prepaid expenses and other assets	1,614	3,471
Accounts payable, accrued expenses and other liabilities	20,562	2,099

Net cash flows (used for) provided by continuing operating activities	(7,522)	16,317
Income from discontinued operations	—	138
Changes in discontinued operations	—	836

Net cash flows (used for) provided by operating activities	(7,522)	17,291

Cash flows from investing activities:
Capital expenditures	(10,322)	(2,840)
Acquisition of Company’s business	(21,588)	—
Proceeds from sales of fixed assets	148	21
Other investments	(289)	—

Net cash flows used for investing activities	(32,051)	(2,819)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	115,330	31,550
Repayments under line of credit and other borrowings	(85,647)	(43,593)
Exercise of stock options	1,169	2,139

Net cash flows provided by (used for) financing activities	30,852	(9,904)

Net (decrease) increase in cash	(8,721)	4,568

Cash and cash equivalents at beginning of period	8,781	316

Cash and cash equivalents at end of period	$60	$4,884

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$1,478	$1,765
Income taxes, net of refunds	$6,731	$2,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

(In thousands, except shares)

Balance - December 31, 2003	$124	$32,691	$80,305	$(19,467)	$93,653
Net income for six months ended
June 30, 2004			14,143		14,143
Issuance of 61,345 shares of common
stock pursuant to stock option plan		645			645
Income tax benefit relating to issuance
of common stock pursuant to stock option plan		524			524
Stock based compensation expense		537			537

Balance – June 30, 2004	$124	$34,397	$94,448	$(19,467)	$109,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

        The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”), and Lippert Components, Inc. and its subsidiaries (“Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes, and to a lesser extent specialty trailers for leisure products. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

        The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2003 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

        In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Segment Reporting

        The Company has two reportable operating segments, the recreational vehicle and leisure products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 67 percent of consolidated net sales for the six months ended June 30, 2004 and 62 percent of consolidated net sales for the six months ended June 30, 2003, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. The MH segment, which accounted for 33 percent of consolidated net sales for the six months ended June 30, 2004 and 38 percent of the consolidated net sales for the six months ended June 30, 2003, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts and thermo-formed bath and shower units. Intersegment sales are insignificant.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

        Information relating to segments follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Net sales:
RV segment	$166,971	$105,714	$93,798	$55,457
MH segment	82,739	64,523	47,889	33,953

Total	$249,710	$170,237	$141,687	$89,410

Operating profit:
RV segment	$18,265	$11,416	$10,406	$6,886
MH segment	9,057	6,479	5,445	3,938

Total segments operating profit	$27,322	$17,895	$15,851	$10,824
Amortization of intangibles	(466)	(375)	(261)	(182)
Corporate and other	(2,686)	(1,986)	(1,440)	(1,057)
Other income	428	—	—	—

Operating profit	$24,598	$15,534	$14,150	$9,585

3. Acquisitions

        On May 4, 2004, Lippert, the Company’s wholly-owned subsidiary, acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable recreational vehicles and manufactured homes. The purchase price was $21.6 million, plus $5.2 million of Zieman’s debt which the Company assumed on closing. The purchase price was funded with borrowings under the Company’s line of credit. Zieman has 10 plants in 4 states in the western United States.

        The results of the acquired business have been included in the Company’s Consolidated Statement of Income beginning May 4, 2004. Zieman’s sales for its fiscal year ended December 31, 2003 were approximately $42 million. The operations of Zieman are being integrated with those of Lippert. The production processes and raw materials used by Zieman are substantially similar to those of Lippert, and it is expected that the operating margins achieved by this newly-acquired business will, over time, approximate those achieved by Lippert.

        Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$19,635
Identifiable intangible assets	2,600
Goodwill	4,593

Total consideration	26,828
Less: Debt assumed	(5,240)

Total cash consideration	$21,588

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

        Inventories consist of the following (in thousands):

	June 30,		December 31,

	2004	2003	2003

Finished goods	$11,102	$6,843	$7,438
Work in process	1,889	1,442	1,165
Raw material	62,045	23,540	28,708

Total	$75,036	$31,825	$37,311

5. Long Term Indebtedness

        Long-term indebtedness consists of the following (in thousands):

	June 30,		December 31,

	2004	2003	2003

Senior Notes payable at the rate of $8,000 per annum
on January 28, with interest payable semi-annually at the
rate of 6.95% per annum; final payment
due January 28, 2005	$8,000	$16,000	$16,000
Notes payable pursuant to a primary credit agreement
expiring April 30, 2006 consisting of a line of credit, not
to exceed $54,000; interest at prime rate or LIBOR plus
a rate margin based upon the Company’s performance	39,150	—	—
Notes payable pursuant to a credit agreement expiring
September 1, 2004 consisting of a line of credit, not
to exceed $2,500; interest at prime rate or an offshore rate	1,600	—	—
Industrial Revenue Bonds, interest rates at June 30, 2004
of 1.25% to 6.28%, due 2008 through 2017; secured by
certain real estate and equipment	7,615	8,285	7,858
Real estate mortgage payable at the rate of $70 per month
with a balloon payment of $3,371 in May 2006,
interest at 9.03% per annum	4,265	4,693	4,484
Other loans primarily secured by certain real estate and
equipment, due 2005 to 2016, stated interest rates
of 3.00% to 9.31%	9,049	7,784	6,414

	69,679	36,762	34,756
Less current portion	12,183	10,003	9,931

Total long-term indebtedness	$57,496	$26,759	$24,825

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

        On May 4, 2004, simultaneous with the acquisition of Zieman, the Company’s line of credit was increased from $30 million to $50 million and the expiration date of the line of credit was extended until April 30, 2006. In addition, the commitment fee was reduced to 1/4 of one percent per annum from 3/8 of one percent per annum, on the daily unused amount. The line of credit will automatically reduce to $45 million on August 31, 2004 and $40 million on October 31, 2004. On June 24, 2004, the Company’s primary line of credit was increased from $50 million to $54 million through July 30, 2004, to meet the seasonally high cash flow needs of the Company.

        In connection with the acquisition of Zieman, the Company assumed $5.2 million of Zieman’s debt. Included in Zieman’s debt was a line of credit for $2.5 million, which expires on September 1, 2004. The remaining debt of Zieman consists of Industrial Revenue Bonds, real estate mortgages and other loans with stated interest rates ranging from 1.25% to 9.31%, due 2005 to 2012.

        Pursuant to the Senior Notes, the credit agreements, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. The Company is in compliance with all such requirements. Borrowings under the Senior Notes and the credit agreements are secured only by the capital stock of the Company’s subsidiaries.

6. Weighted Average Common Shares Outstanding

        Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding — diluted is calculated as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Weighted average common shares
outstanding – basic	10,258	10,007	10,271	10,045
Assumed issuance of common stock
pertaining to stock options	330	208	345	204

Weighted average common shares
outstanding - diluted	10,588	10,215	10,616	10,249

7. Stock Options

        In 2002, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosures.” All employee stock options granted subsequent to January 1, 2002 are being expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

        Historically, the Company had applied the “disclosure only” option of SFAS No.123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

        Compensation expense related to stock options was $423,000 and $211,000 for the six and three months ended June 30, 2004, respectively, and $60,000 and $30,000 for the six and three months ended June 30, 2003, respectively. The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Net income as reported	$14,143	$8,611	$8,151	$5,345
Add: Stock based employee compensation
expense included in reported net
income, net of related tax effects	258	37	129	18
Deduct: Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effect	(396)	(177)	(195)	(89)

Pro forma net income	$14,005	$8,471	$8,085	$5,274

Net income per common share:
Basic – as reported	$1.38	$.86	$.79	$.53

Basic – pro forma	$1.37	$.85	$.79	$.53

Diluted – as reported	$1.34	$.84	$.77	$.52

Diluted – pro forma	$1.32	$.83	$.76	$.51

8. Other Income

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

        The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The Company had a minimal basis in the intellectual property sold. In February 2004, the Company received the first payment under the note for $400,000. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in any new venture that the buyer may form to promote this process. A pre-tax gain on sale of $428,000 was recorded in the first quarter of 2004. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company has two reportable operating segments, the recreational vehicle and leisure products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”).

        The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. (“Kinro”) and Lippert Components, Inc. (“Lippert”) have operations in both the MH and RV segments. At June 30, 2004, the Company’s subsidiaries operated 52 plants in the United States and one in Canada.

        The RV segment accounted for 67 percent of consolidated net sales for the six months ended June 30, 2004 and 62 percent of the annual consolidated net sales for 2003. The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. The Company’s RV products are used primarily in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 67 percent of all RVs shipped by the industry in 2003, up from 61 percent just two years earlier. In recent months, the Company has begun to focus its efforts on expanding its market share for products used in motorhomes, and began selling slide-out mechanisms and leveling devices for motorhomes in the second quarter of 2004.

        The MH segment, which accounted for 33 percent of consolidated net sales for the three months ended June 30, 2004 and 38 percent of the annual consolidated net sales for 2003, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

        On May 4, 2004, Lippert, the Company’s wholly-owned subsidiary, acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable recreational vehicles and manufactured homes. The purchase price was $21.6 million, plus $5.2 million of Zieman’s debt which the Company assumed on closing. The purchase price was funded with borrowings under the Company’s line of credit. Zieman has 10 plants in 4 states in the western United States.

        The results of the acquired business have been included in the Company’s Consolidated Statement of Income beginning May 4, 2004. Zieman’s sales for fiscal year ended December 31, 2003 were approximately $42 million. The operations of Zieman are being integrated with those of Lippert. The production processes and raw materials used by Zieman are substantially similar to those of Lippert, and it is expected that the operating margins achieved by this newly-acquired business will, over time, approximate those achieved by Lippert.

        Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman, the specialty trailer business of Zieman has been added to the RV segment. The production processes and raw materials used by Zieman are substantially similar to those of Lippert, and it is expected that the operating margins achieved by this newly-acquired business will, over time, approximate those achieved by Lippert.

        Intersegment sales and sales of other products are insignificant.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

BACKGROUND

Recreational Vehicle Industry

        The Recreational Vehicle Industrial Association (“RVIA”) reported a 20 percent increase in total industry shipments in the first six months of 2004, compared to the same period in 2003. Shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 21 percent in the first six months of 2004. In 2003, the RVIA reported an increase of 3 percent in total RV shipments to 320,800 units, while shipments of travel trailers and fifth wheel RVs increased more than nine percent in 2003 to 214,400 units. Increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. Industry growth also continues to be bolstered by the preference for domestic vacations, rather than foreign travel, and low interest rates. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV’s owned by those 35 to 54 grew faster than all other age groups.

Manufactured Housing Industry

        As a result of limited credit availability for purchases of manufactured homes, high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes, and unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in 2003, the lowest production level in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely than industry production in recent years. Almost 50 percent of retail sales in the last several years have been filled by inventory reductions by dealers and manufacturers, and the resale of repossessed homes, rather than new production. It has been estimated that approximately 90,000 to 100,000 manufactured homes were repossessed in each of the last three years, far in excess of historical repossession levels.

        The Manufactured Housing Institute (“MHI”) reported that industry wholesale shipments of manufactured homes declined 5 percent in the first quarter of 2004, and 2 percent in the second quarter of 2004, from the comparable periods in 2003. Wholesale shipments of manufactured homes were reported to have increased 1 percent in June 2004. The availability of financing for manufactured homes has apparently improved somewhat in recent months, and is expected to improve further, as a result of Fannie Mae’s easing of financing requirements for manufactured homes, as well as the entry of several lenders into the market. In addition, Berkshire Hathaway Inc. recently acquired Clayton Homes and Oakwood Homes, two of the leading producers of manufactured homes, as well as 21st Mortgage. Berkshire helped Clayton raise substantial funds for its mortgage operations. Further, it has been reported that the level of repossessions of manufactured homes has declined this year. Long-term prospects for manufactured housing are favorable because manufactured homes provide quality, affordable housing.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Steel Prices

        Steel is one of the Company’s primary raw materials in both segments. In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel, depending on the type of steel purchased, are currently double or triple the levels they were a year ago. To offset the impact of higher steel costs, the Company implemented surcharges and sales price increases to its customers. Steel costs remain unstable, and it is anticipated that further cost increases may be experienced in the third quarter of 2004. The Company may have to implement additional sales price increases to offset future cost increases, but there is no assurance that sales price increases will be obtained.

        In response to the steel cost increases, the Company ordered as much steel as possible in advance of the cost increases, so that it could postpone sales price increases to its customers for as long as possible. While the Company has obtained sales price increases from its customers that appear to be sufficient to offset the increases in the cost of the steel it uses, the Company does not expect to earn additional profit from these sales price increases. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel. However, the steel cost increases as offset by sales price increases to date are not expected to have a significant effect on operating profit in 2004. The carrying amount of the Company’s inventories of steel have increased substantially, both because of the steel cost increases, and higher quantities of steel on hand.

RESULTS OF OPERATIONS

Information relating to segments follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Net sales:
RV segment	$166,971	$105,714	$93,798	$55,457
MH segment	82,739	64,523	47,889	33,953

Total	$249,710	$170,237	$141,687	$89,410

Operating profit:
RV segment	$18,265	$11,416	$10,406	$6,886
MH segment	9,057	6,479	5,445	3,938

Total segments operating profit	$27,322	$17,895	$15,851	$10,824
Amortization of intangibles	(466)	(375)	(261)	(182)
Corporate and other	(2,686)	(1,986)	(1,440)	(1,057)
Other income	428	—	—	—

Operating profit	$24,598	$15,534	$14,150	$9,585

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Highlights

•	On May 4, 2004, the Company completed the acquisition of California-based Zieman Manufacturing Company (“Zieman”), a manufacturer of a variety of specialty trailers (trailers for equipment hauling, boats, personal watercraft and snowmobiles), and chassis for RVs and manufactured homes, with sales of approximately $42 million in 2003. The acquisition was immediately accretive to the Company’s earnings per share.

•	Net income for the second quarter of 2004 was up 52 percent compared to the second quarter of 2003, on a 58 percent increase in net sales. Earnings per diluted share reached $.77 for the quarter, including $0.02 per share due to the operations of newly-acquired Zieman.

•	Operating profit margin for the second quarter of 2004 declined to 10.0 percent, from 10.7 percent in the second quarter of last year. Excluding the operations of newly-acquired Zieman, operating profit margin would have been 10.4 percent this quarter. Other reasons for the decrease in the operating profit margin are discussed below.

•	Net sales of the Company’s MH segment increased 41 percent for the quarter, after increasing 14 percent in the first quarter. Organic sales growth, excluding acquisitions and sales price increases was 22 percent in the second quarter.

RV Segment

        Net sales of the RV segment increased 69 percent to $93.8 million in the second quarter of 2004. Excluding net sales of businesses acquired in the last year (approximately $12 million) and sales price increases (approximately $7 million), sales of this segment increased 34 percent over the second quarter of 2003, compared to the 21 percent industry-wide increase in shipments of RVs this quarter. For the first six months of 2004, sales excluding acquisitions (approximately $16 million) and sales price increases (approximately $8 million) increased 36% over the comparable period in 2003. The increase in sales of the RV segment is largely due to increases in the Company’s market share of all primary product lines in this segment, including slide-out mechanisms and related power units, chassis, and windows and doors, as well as the industry expansion. Sales of slide-out mechanisms and related power units for towable RVs were up more than 100 percent from the second quarter of 2003, to approximately $18 million, and the Company now has a substantial share of the market for slide-out products for towable RVs. The Company expects future growth in sales of its slide-out products to come largely from slide-out products for motorhomes, which the Company began selling in the second quarter of 2004. The combined sales of all other product lines in this segment increased by 62 percent compared to the second quarter of last year.

        This segments results for the second quarter also included sales by newly-acquired Zieman of nearly $3 million of RV chassis and chassis parts and nearly $5 million of specialty trailers, during the two months since its acquisition by the Company. In calendar 2003, Zieman had approximately $12 million in sales of RV chassis and chassis parts, and approximately $19 million in sales of specialty trailers. In addition, the products added through the two small acquisitions completed by the Company in the second half of 2003 added approximately $4 million in sales this quarter, and approximately $8 million for the first six months of 2004. Annual sales by the two companies acquired in the second half of 2003 aggregated approximately $11 million at the time they were acquired.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        In response to the substantial increases in the cost of steel, described above, and to a lesser extent, aluminum, the Company raised its sales prices on certain of its products. For the Company’s RV segment, these sales price increases aggregated approximately $7 million in the second quarter of 2004, and approximately $8 million for the first six months of 2004. The Company has now obtained price increases from its customers that are sufficient to offset the increases in the cost of the steel and aluminum it uses in this segment, and therefore, these cost increases to date are not expected to have a significant effect on the operating profit of this segment over the balance of 2004.

        Operating profit of the RV segment increased 60 percent to $18.3 million in the first six months of 2004, and increased 51 percent to $10.4 million in the second quarter, over the comparable periods in 2003. For the six month period, the operating profit margin of this segment reached 10.9 percent of sales, compared to 10.8 percent in the same period last year. For the second quarter of 2004, the operating profit margin was 11.1 percent, down from the 12.4 percent margin achieved in the second quarter last year. This decline in second quarter operating profit margin is due to several factors, including (i) steel cost increases being passed along to customers without full markup, (ii) high overtime costs due to significant increases in sales, (iii) increased workers’ compensation costs, and (iv) the inclusion of Zieman’s operations, which do not currently operate as efficiently as other operations in the RV segment. It is expected that the operating margins achieved by Zieman will, over time, approximate those achieved by the Company’s other RV operations. Offsetting these factors were improved operating efficiencies at a new plant that opened in late 2002 and became profitable this year. In addition, the spreading of fixed manufacturing, selling and administrative costs over a larger sales base favorably impacted the profit margins of this segment.

MH Segment

        Net sales of the MH segment increased 41 percent to $47.9 million in the second quarter. Excluding net sales by Zieman, acquired in early May 2004 (approximately $4 million) and sales price increases (approximately $2 million), sales of this segment increased 22 percent over the second quarter of 2003, compared to the 2 percent industry-wide decline in shipments of manufactured homes this quarter. For the first six months of 2004, sales excluding net sales by Zieman (approximately $4 million) and sales price increases (approximately $3 million) increased 17% over the comparable period in 2003,

        In response to the substantial increases in the cost of steel, described above, and to a lesser extent, aluminum, the Company raised its sales prices on certain of its products. For the Company’s MH segment, these sales price increases aggregated approximately $2 million in the second quarter of 2004 and approximately $3 million in the first six months of 2004. The Company has now obtained price increases from its customers that are sufficient to offset the increases in the cost of the steel and aluminum it uses in this segment, and therefore, these cost increases to date are not expected to have a significant effect on the operating profit of this segment over the balance of 2004.

        Operating profit of the MH segment increased 40 percent to $9.1 million in the first six months of 2004, and increased 38 percent to $5.4 million in the second quarter, over the comparable periods in 2003. For the six month period, the operating profit margin of this segment was 10.9 percent of sales, compared to 10.0 percent in the same period last year. For the second quarter of 2004, the operating profit margin was 11.4 percent, compared to the 11.6 percent margin achieved in the second quarter last year. The operating profit margin of this segment in the second quarter was favorably impacted by the spreading of fixed costs over a larger sales base; however, this was offset by the inclusion of Zieman’s operations, which do not currently operate as efficiently as other operations in the MH segment, as well as the fact that raw material cost increases were passed along to customers without full markup. In addition, the operating profit margin in the second quarter last year was increased because of the collection of a portion of a trade receivable against which an allowance had previously been established.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other

        Corporate and other expenses for the first six months of 2004 increased $0.7 million compared to the same period in 2003; for the second quarter corporate and other expenses increased $0.4 million. The increase for the six month period was largely the result of a $0.2 million increase in incentive compensation expense due to higher profits, a $0.2 million increase in consulting and audit fees related to compliance with Section 404 of Sarbanes-Oxley, and, to a lesser extent, higher stock option expense. On a consolidated basis, stock option expense increased $0.4 million in the first six months of 2004, most of which is included in segment results.

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

        The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The Company had a minimal basis in the intellectual property sold. In February 2004, the Company received the first payment under the note for $400,000. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in the new venture that the buyer has formed to promote this process. A pre-tax gain on sale of $428,000 was recorded in the first quarter of 2004. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received.

Taxes

        The effective tax rate for the second quarter and first six months of 2004 was 39.0 percent as compared to 39.1 percent for the second quarter and first six months of 2003. The effective tax rate for the full year 2003 was 38.0 percent. The increase in the effective tax rate in 2004 is due in part to a change in the composition of pre-tax income for state tax purposes.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Interest Expense, Net

        Interest expense, net, for the six months of 2004, decreased $0.2 million from the same period last year 2003, as a result of the reduction in average debt levels (primarily in the first quarter of 2004), and to a lesser extent, savings resulting from a reduction in the average interest rate. Interest expense in the second quarter of 2004 was approximately the same as in the second quarter last year, as operating cash flow was offset by debt incurred for the acquisition of Zieman in May 2004, as well as significantly higher inventory and accounts receivable levels due to the increase in sales and higher raw material prices. Interest expense is expected to increase during the second half of 2004 as a result of higher debt levels and increases in interest rates. Total debt levels are expected to decline by approximately $12 million to $15 million by the end of 2004 due to operating cash flow, reductions in inventories and a seasonal decline in working capital, offset by capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

        The Statements of Cash Flows reflects the following (in thousands):

	Six Months Ended June 30,

	2004	2003

Net cash flows (used for) provided by operating activities	$(7,522)	$17,291
Net cash flows used for investment activities	$(32,051)	$(2,819)
Net cash flows provided by (used for) financing activities	$30,852	$(9,904)

Cash Flow from Operations

        Despite a $5.7 million increase in income from continuing operations during the current six month period, net cash flows from operating activities decreased $24.8 million compared to the same period in 2003 due to:

a)	A larger increase in accounts receivable for the second quarter of 2004. The increase in accounts receivable this year was higher than the 2003 period, due primarily to the increase in sales volume. Days sales outstanding in receivables remained fairly steady at approximately 22 days compared to 21 days in the prior year.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

b)	A $31.0 million increase in inventories during the first six months of 2004, compared to a $5.3 million decrease in inventories during the same period last year. Inventories at June 30, 2004 were $43.2 million higher than at June 30, 2003. Approximately $12 to $15 million of this increase is due to the higher cost of steel, and $7 million resulted from the acquisition of Zieman. The balance of the increase in inventory was primarily due to increased inventory needs to service the 34 percent increase in sales excluding sales price increases and operations of newly-acquired Zieman. In order to obtain the best steel costs, the Company strategically purchased steel in larger quantities throughout the first six months of 2004, also contributing to the increase; however a program has been implemented to reduce inventory levels during the third quarter of 2004. Despite the higher inventory levels, there was only approximately a one week supply of finished goods on hand at each of June 30, 2004 and 2003. The inventory decline in the first half of 2003 resulted from a concerted effort by management to reduce inventories at all locations, as well as strategic buying of certain raw materials at December 31, 2002.

c)	The above items were partially offset by a $20.6 million increase in accounts payable, accrued expenses and other current liabilities, compared to an increase of $2.1 million in the prior year. Trade payables, which increased in proportion to the increase in inventories, are generally paid within the discount period.

Cash Flows for Investing Activities:

        Cash flows used for investing activities of $32.1 million in the first six months of 2004 included $21.6 million for the cash portion of the acquisition purchase price for Zieman. The balance of cash flows from investing activities consists primarily of $10.3 million of capital expenditures. The acquisition of Zieman and the capital expenditures were financed primarily by borrowings under the Company’s line of credit.

        Capital expenditures for the balance of 2004 are anticipated to be approximately $10 to $12 million and are expected to be financed with new loans collateralized by equipment and newly-acquired real estate. The budgeted capital expenditures for 2004 will add a total of approximately 250,000 square feet of manufacturing space, expanding several existing facilities and adding several new facilities.  The expansion will significantly increase Drew’s capacity to efficiently produce vinyl windows for manufactured homes, to temper glass used in RV windows, to produce and paint RV chassis, to produce towable RV axles, to produce specialty trailers in the central United States, and to manufacture slide-out mechanisms for motorhomes and RV leveling devices.

        Cash flows used for investing activities for the full year 2003 were $12.4 million, consisting of capital expenditures ($5.1 million) and two acquisitions for a combined $7.4 million. Capital expenditures for the first six months of 2003 were $2.8 million.

Cash Flows from Financing Activities

        Cash flows used for financing activities for the first six months of 2004 include a net increase in debt of $29.7 million, and $1.2 million received from the exercise of employee stock options. The increase in debt was used primarily to fund the acquisition of Zieman, the increase in inventories, and capital expenditures.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        Availability under the Company’s primary line of credit was $12 million at June 30, 2004, net of $39.1 million in borrowings and $2.9 million in letters of credit. In June 2004, the maximum borrowing under the Company’s primary line of credit was temporarily increased from $50 million to $54 million through July 30, 2004, to provide additional availability during the Company’s peak borrowing period. Availability under the Company’s line of credit, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital. Certain of the Companies debt agreements contain a requirement that capital expenditures in excess of $11 million for 2004 must be funded with new debt. The Company has received proposals from several lenders, and it is anticipated that capital expenditures during the second half of 2004 will be financed by new loans collateralized by equipment and newly acquired real estate. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

        At June 30, 2004, the Company had outstanding $8 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually, of which the final payment is due in January 2005.

CORPORATE GOVERNANCE

        The Company is in compliance with the new corporate governance requirements of the Securities and Exchange Commission and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.drewindustries.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a toll-free hotline to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The toll-free hot line is (877) 373-9123.

        The Company received notification in May 2004 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that Drew’s corporate governance policies outranked 98.0 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

CONTINGENCIES

        Lippert is a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 through 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino, San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Riverside Division.

        Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunctive relief.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        Management believes that the case has no merit, and Lippert is vigorously defending against the allegations in the complaint. In addition, Lippert has asserted counterclaims against Plaintiff.

        Court-ordered mediation did not result in settlement, and Lippert has made a motion for partial summary judgment to limit plaintiff’s potential damages to less than approximately $100,000.

INFLATION

        The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. Depending upon the type of steel purchased, steel costs are currently double or triple the levels they were last year at this time. Steel costs remain unstable and further cost increases have been projected. In 2004, the Company has received cost increases from suppliers of aluminum. Since the second quarter of 2003, the Company experienced modest increases in its labor costs related to inflation.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

        This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for Drew Industries Incorporated common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation those relating to our future business prospects, revenues, costs and income, wherever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of our senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly steel, vinyl, aluminum, glass, and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, interest rates, oil prices, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

DREW INDUSTRIES INCORPORATED

        Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities and its financing activities. Certain raw materials, particularly steel, aluminum, vinyl, glass and ABS resins are subject to price volatility. In mid-December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. Depending upon the type of steel purchased, steel costs are currently double or triple the levels they were last year at this time. Steel costs remain unstable and further cost increases have been projected. In 2004, the Company has also received cost increases from suppliers of aluminum.

        The Company is exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2004, the Company had $25.0 million of fixed rate debt. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2004, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $250,000 lower per annum, than if the fixed rate financing could be obtained at current market rates.

        At June 30, 2004, including borrowings of $39.2 million on its $54 million line of credit, the Company had $44.7 million of variable rate debt. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2004, and outstanding borrowings of $44.7 million, future cash flows would be affected by $447,000 per annum.

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

      b) Changes in Internal Controls

        There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 or subsequent to the date the Company completed its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

        Item 1 – Legal Proceedings

        Lippert is a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 through 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino, San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Riverside Division.

        Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunctive relief.

        Management believes that the case has no merit, and Lippert is vigorously defending against the allegations in the complaint. In addition, Lippert has asserted counterclaims against Plaintiff.

        Court-ordered mediation did not result in settlement, and Lippert has made a motion for partial summary judgment to limit plaintiff’s potential damages to less than approximately $100,000.

        Item 6 – Exhibits and Reports on Form 8-K

        a)       Exhibits as required by item 601 of Regulation 8-K:

1)	31.1 Certification of Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit 31.1 is filed herewith.

2)	31.2 Certification of Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit 31.2 is filed herewith.

3)	32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.1is filed herewith.

4)	32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.2 is filed herewith.

b)	Reports on Form 8-K filed during the quarter ended June 30, 2004:

1)	On April 21, 2004, the Company filed a current report on Form 8-K announcing the time of the Company’s conference call and webcast to announce first quarter 2004 results .

2)	On April 27, 2004, the Company filed a current report on Form 8-K announcing results for the first quarter of 2004.

3)	On May 5, 2004, the Company filed a current report on Form 8-K announcing that the Company acquired Zieman Manufacturing Company.

4)	On May 10, 2004, the Company filed a current report on Form 8-K announcing that the Company would be presenting at the Wall Street Analysts Forum.

5)	On June 8, 2004, the Company filed a current report on Form 8-K announcing that the Company was listed in Business Week’s “Hot Growth Companies” and profiled in Investor’s Business Daily’s “IBD 100”.

DREW INDUSTRIES INCORPORATED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREW INDUSTRIES INCORPORATED Registrant By: /s/ Fredric M. Zinn —————————————— Fredric M. Zinn Executive Vice President and Chief Financial Officer

August 9, 2004