Form 10-Q
period 2004-09-30
DREW INDUSTRIES INC
filed 2004-11-09
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   SEPTEMBER 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:    0-13646

DREW INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3250533 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,278,788 shares of common stock as of November 1, 2004.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

(UNAUDITED)

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

(In thousands, except per share amounts)

Net sales	$398,540	$266,344	$148,830	$96,107
Cost of sales	308,199	200,041	115,928	70,637

Gross profit	90,341	66,303	32,902	25,470
Selling, general and administrative expenses	53,143	39,279	19,874	13,980
Other income	428	—	—	—

Operating profit	37,626	27,024	13,028	11,490
Interest expense, net	2,267	2,340	854	722

Income from continuing operations before income taxes	35,359	24,684	12,174	10,768
Provision for income taxes	13,702	9,629	4,660	4,186

Income from continuing operations	21,657	15,055	7,514	6,582
Discontinued operations	—	138	—	—

Net income	$21,657	$15,193	$7,514	$6,582

Net income per common share:
Income from continuing operations:
Basic	$2.11	$1.50	$.73	$.65

Diluted	$2.04	$1.47	$.71	$.64

Discontinued operations:
Basic		$.01

Diluted		$.01

Net income:
Basic	$2.11	$1.51	$.73	$.65

Diluted	$2.04	$1.48	$.71	$.64

Weighted average common shares outstanding:
Basic	10,271	10,044	10,296	10,118

Diluted	10,599	10,256	10,621	10,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2004	2003	2003

(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$2,780	$9,433	8,781
Accounts receivable, trade, less allowances	39,140	22,775	14,844
Inventories	79,625	35,232	37,311
Prepaid expenses and other current assets	5,875	5,253	7,478

Total current assets	127,420	72,693	68,414

Fixed assets, net	96,503	72,816	72,211
Goodwill	17,397	10,219	12,333
Other intangible assets	6,424	4,456	4,953
Other assets	2,947	2,957	2,193

Total assets	$250,691	$163,141	160,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long–term indebtedness	$12,491	$9,825	9,931
Accounts payable, trade	20,409	12,864	9,089
Accrued expenses and other current liabilities	35,837	24,232	19,694
Discontinued operations	—	69	—

Total current liabilities	68,737	46,990	38,714

Long–term indebtedness	62,266	25,363	24,825
Other long–term liabilities	2,082	2,997	2,912

Total liabilities	133,085	75,350	66,451

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized
30,000,000 shares; issued 12,428,113 shares at September 2004;
12,257,208 shares at September 2003 and 12,353,168 at
December 2003	124	123	124
Paid–in capital	34,987	31,060	32,691
Retained earnings	101,962	76,075	80,305

	137,073	107,258	113,120
Treasury stock, at cost – 2,149,325 shares	(19,467)	(19,467)	(19,467)

Total stockholders’ equity	117,606	87,791	93,653

Total liabilities and stockholders’ equity	$250,691	$163,141	160,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

(In thousands)

Cash flows from operating activities:
Net income	$21,657	$15,193
Adjustments to reconcile net income to cash flows provided by operating activities:
Discontinued operations, net of taxes	—	(138)

Income from continuing operations	21,657	15,055
Depreciation and amortization	6,842	5,878
Loss on disposal of fixed assets	243	106
Stock based compensation expense	804	250
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(19,168)	(9,592)
Inventories	(35,740)	2,247
Prepaid expenses and other assets	3,274	4,082
Accounts payable, accrued expenses and other liabilities	20,951	9,498

Net cash flows (used for) provided by continuing operating activities	(1,137)	27,524
Income from discontinued operations	—	138
Changes in discontinued operations	—	771

Net cash flows (used for) provided by operating activities	(1,137)	28,433

Cash flows from investing activities:
Capital expenditures	(19,781)	(3,906)
Acquisition of company’s business	(21,388)	(3,752)
Proceeds from sales of fixed assets	341	65
Other investments	(289)	—

Net cash flows used for investing activities	(41,117)	(7,593)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	170,470	31,550
Repayments under line of credit and other borrowings	(135,709)	(45,517)
Exercise of stock options	1,492	2,244

Net cash flows provided by (used for) financing activities	36,253	(11,723)

Net (decrease) increase in cash	(6,001)	9,117

Cash and cash equivalents at beginning of period	8,781	316

Cash and cash equivalents at end of period	$2,780	$9,433

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$2,289	$2,717
Income taxes, net of refunds	$7,105	$5,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid–in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

(In thousands, except shares)

Balance – December 31, 2003	$124	$32,691	$80,305	$(19,467)	$93,653
Net income for nine months ended
September 30, 2004			21,657		21,657
Issuance of 74,945 shares of common
stock pursuant to stock option plan		849			849
Income tax benefit relating to issuance
of common stock pursuant to stock option plan		643			643
Stock based compensation expense		804			804

Balance – September 30, 2004	$124	$34,987	$101,962	$(19,467)	$117,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

          The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”), and Lippert Components, Inc. and its subsidiaries (“Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes, and, to a lesser extent, specialty trailers for leisure products. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

          The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2003 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

          In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Segment Reporting

          The Company has two reportable operating segments, the recreational vehicle and leisure products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 66 percent of consolidated net sales for the nine months ended September 30, 2004 and 62 percent of consolidated net sales for the nine months ended September 30, 2003, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. The MH segment, which accounted for 34 percent of consolidated net sales for the nine months ended September 30, 2004 and 38 percent of consolidated net sales for the nine months ended September 30, 2003, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts and thermo-formed bath and shower units. Intersegment sales are insignificant.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          Information relating to segments follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net sales:
RV segment	$262,856	$165,010	$95,885	$59,296
MH segment	135,684	101,334	52,945	36,811

Total	$398,540	$266,344	$148,830	$96,107

Operating profit:
RV segment	$26,598	$19,392	$8,333	$7,976
MH segment	15,498	11,219	6,441	4,740

Total segments operating profit	$42,096	$30,611	$14,774	$12,716
Amortization of intangibles	(753)	(571)	(287)	(196)
Corporate and other	(4,145)	(3,016)	(1,459)	(1,030)
Other income	428	—	—	—

Operating profit	$37,626	$27,024	$13,028	$11,490

3.	Acquisitions

          On May 4, 2004, Lippert, the Company’s wholly-owned subsidiary, acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable recreational vehicles and manufactured homes. The purchase price was $21.4 million, plus $5.2 million of Zieman’s debt which the Company assumed on closing. The purchase price was funded with borrowings under the Company’s line of credit. Zieman has 10 plants in 4 states in the western United States.

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

          Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$18,964
Identifiable intangible assets	2,600
Goodwill	5,064

Total consideration	26,628
Less: Debt assumed	(5,240)

Total cash consideration	$21,388

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Inventories

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

          Inventories consist of the following (in thousands):

	September 30,		December 31,
	2004	2003	2003

Finished goods	$11,982	$6,690	$7,438
Work in process	2,189	1,359	1,165
Raw material	65,454	27,183	28,708

Total	$79,625	$35,232	$37,311

5.	Long Term Indebtedness

          Long-term indebtedness consists of the following (in thousands):

	September 30,		December 31,
	2004	2003	2003

Senior Notes payable at the rate of $8,000 per annum on January 28, with interest payable semi-annually at the rate of 6.95% per annum; final payment due January 28, 2005	$8,000	$16,000	$16,000
Notes payable pursuant to a primary credit agreement expiring April 30, 2006 consisting of a line of credit, not to exceed $55,000; interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance	44,445	—	—
Notes payable pursuant to a credit agreement expiring October 29, 2004 consisting of a line of credit, not to exceed $2,500; interest at prime rate or an offshore rate	2,000	—	—
Industrial Revenue Bonds, interest rates at September 30, 2004 of 1.75% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	7,370	8,068	7,858
Real estate mortgage payable at the rate of $70 per month with a balloon payment of $3,371 in May 2006, interest at 9.03% per annum	4,151	4,590	4,484
Other loans primarily secured by certain real estate and equipment, due 2005 to 2016, stated interest rates of 3.75% to 9.31%	8,791	6,530	6,414

	74,757	35,188	34,756
Less current portion	12,491	9,825	9,931

Total long-term indebtedness	$62,266	$25,363	$24,825

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          In connection with the acquisition of Zieman, the Company assumed $5.2 million of Zieman’s debt. Included in Zieman’s debt was a line of credit for $2.5 million, which was repaid on October 29, 2004. The remaining debt of Zieman consists of Industrial Revenue Bonds, real estate mortgages and other loans with stated interest rates at the time of the acquisition ranging from 1.25% to 9.31%, due 2005 to 2012.

          On August 23, 2004, the Company’s credit agreement was increased to $55 million. The line of credit will automatically reduce to $50 million on October 31, 2004 and $45 million on November 30, 2004.

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

          On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525% plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each quarterly reset date beginning February 15, 2005. The fair value of the swap is zero at inception.

6.	Weighted Average Common Shares Outstanding

          Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding — diluted is calculated as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Weighted average common shares outstanding – basic	10,271	10,044	10,296	10,118
Assumed issuance of common stock pertaining to stock options	328	212	325	219

Weighted average common shares outstanding – diluted	10,599	10,256	10,621	10,337

7.	Stock Options

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          Historically, the Company had applied the “disclosure only” option of SFAS No.123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002.

          Compensation expense related to stock options was $635,000 and $212,000 for the nine and three months ended September 30, 2004, respectively, and $90,000 and $30,000 for the nine and three months ended September 30, 2003, respectively. The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$21,657	$15,193	$7,514	$6,582
Add: Stock based employee compensation
expense included in reported net
income, net of related tax effects	389	55	131	18
Deduct: Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effect	(593)	(266)	(197)	(89)

Pro forma net income	$21,453	$14,982	$7,448	$6,511

Net income per common share:
Basic – as reported	$2.11	$1.51	$.73	$.65

Basic – pro forma	$2.09	$1.49	$.72	$.64

Diluted – as reported	$2.04	$1.48	$.71	$.64

Diluted – pro forma	$2.02	$1.46	$.70	$.63

8.	Other Income

        In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. The lease is still not effective since the equipment and tooling received by the Company from the lessor is not yet operational. The Company plans to use the new composite material in the production of certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis. This new composite material will enable the Company to better compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries. Sales of these new products, if any, are not expected to be significant in 2004.

        The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The Company had a minimal basis in the intellectual property sold. In 2004, the Company has received the payments under the note of approximately $.5 million. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in the new venture that the buyer has formed to promote this process. A pre-tax gain on sale of $428,000 was recorded in the first quarter of 2004. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Commitments

          On October 8, 2004, the Company entered into an agreement to purchase approximately 37 acres of land and several buildings consisting of approximately 468,000 sq. ft. of manufacturing and office space. The purchase price is $6.2 million, payable $0.5 million upon signing the agreement and $2.6 million upon the current tenant vacating the property. Both payments will be paid into escrow until the final payment of $3.1 million is made on or about January 2, 2006 when title will pass to the Company. Until the closing, which is subject to the completion of environmental due diligence and other conditions, the Company will lease such property from the owner as the current tenant vacates the property. The property is owned by a primary owner of a significant customer of the Company, which is the current tenant.

          This space will primarily be used to consolidate existing office space and manufacturing capacity from other leased facilities, as well as to provide manufacturing capacity for new product development.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has two reportable operating segments, the recreational vehicle and leisure products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”).

          The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. (“Kinro”) and Lippert Components, Inc. (“Lippert”) have operations in both the MH and RV segments. At September 30, 2004, the Company’s subsidiaries operated 51 plants in the United States and one in Canada.

          The RV segment accounted for 64 percent of consolidated net sales for the three months ended September 30, 2004 and 62 percent of the annual consolidated net sales for 2003. The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. The Company’s RV products are used primarily in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 68 percent of all RVs shipped by the industry in the first nine months of 2004, up from 61 percent in 2001. In recent months, the Company has begun to focus its efforts on expanding its market share for products used in motorhomes, and began selling slide-out mechanisms and leveling devices for motorhomes in the second quarter of 2004.

          The MH segment, which accounted for 36 percent of consolidated net sales for the three months ended September 30, 2004 and 38 percent of the annual consolidated net sales for 2003, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

          On May 4, 2004, Lippert acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable recreational vehicles and manufactured homes. The purchase price was $21.4 million, plus $5.2 million of Zieman’s debt which the Company assumed on closing. The purchase price was funded with borrowings under the Company’s line of credit. Zieman has 10 plants in 4 states in the western United States.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

BACKGROUND

Recreational Vehicle Industry

          The Recreational Vehicle Industrial Association (“RVIA”) reported an 18 percent increase in total industry shipments in the first nine months of 2004, compared to the same period in 2003. Shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 19 percent in the first nine months of 2004. In 2003, the RVIA reported an increase of 3 percent in total RV shipments to 320,800 units, while shipments of travel trailers and fifth wheel RVs increased more than nine percent in 2003 to 214,400 units. The RVIA is projecting an 8% decline in wholesale shipments of RVs in 2005, including a 6% decline in travel trailers and fifth wheel RVs. In the long-term, increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. Industry growth also continues to be bolstered by the preference for domestic vacations, rather than foreign travel, and low interest rates. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV’s owned by those 35 to 54 grew faster than all other age groups.

Manufactured Housing Industry

          As a result of limited credit availability for purchases of manufactured homes, high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans have been used to finance approximately 30 percent of manufactured homes purchased this year), and unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in 2003, the lowest production level in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely than industry production in recent years. Almost 50 percent of retail sales in the last several years have been filled by inventory reductions by dealers and manufacturers, and the resale of repossessed homes, rather than new production. It has been estimated that approximately 90,000 to 100,000 manufactured homes were repossessed in each of 2001, 2002 and 2003, far in excess of historical repossession levels. It has been reported that the level of repossessions of manufactured homes has declined this year.

          The Manufactured Housing Institute (“MHI”) reported that industry wholesale shipments of manufactured homes declined 3 percent in the first nine months of 2004, and 2 percent in the third quarter of 2004, from the comparable periods in 2003. Industry-wide wholesale shipments of manufactured homes increased over 7 percent in September 2004, apparently due to the shipment of 1,600 manufactured homes ordered by the Federal Emergency Management Agency (FEMA) to provide emergency housing to hurricane victims in the southeastern United States. Excluding these shipments to FEMA, industry-wide wholesale shipments were down about 6 percent for September and the third quarter. The availability of financing for manufactured homes has apparently improved somewhat in recent months, and is expected to improve further, as a result of Fannie Mae’s easing of financing requirements for manufactured homes, as well as the entry of several lenders into the market. In addition, in September 2003 Berkshire Hathaway Inc. acquired Clayton Homes and Oakwood Homes, two of the leading producers of manufactured homes, as well as 21st Mortgage. Berkshire helped Clayton raise substantial funds for its mortgage operations. Further, it has been reported that the level of repossessions of manufactured homes has declined this year. Long-term prospects for manufactured housing are favorable because manufactured homes provide quality, affordable housing.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Steel Prices

          Steel is one of the Company’s primary raw materials in both segments, representing about 50 percent of the Company’s raw material costs. In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel, depending on the type of steel purchased, are currently double to triple the levels they were a year ago. To offset the impact of higher steel costs, the Company implemented surcharges and sales price increases to its customers. The Company estimates that 85 percent to 90 percent of steel cost increases were passed on to customers in the third quarter of 2004, and that unrecovered steel cost increases reduced net income by between $750,000 and $1.5 million. The Company has implemented additional sales price increases in an effort to offset the impact of steel costs increases not previously recovered through sales price increases. Steel costs may remain unstable, but at this time it is not anticipated that further cost increases from suppliers will be experienced in the fourth quarter of 2004.

          The Company does not expect to earn additional profit from these sales price increases. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel. However, if steel costs remain stable, the steel cost increases are not expected to have a significant effect on operating profit in 2005 because they will be substantially offset by the sales price increases which have been implemented. The carrying amount of the Company’s inventories of steel have increased substantially because of the steel cost increases and higher quantities of steel on hand due to the increase in sales volume.

RESULTS OF OPERATIONS

          Information relating to segments follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net sales:
RV segment	$262,856	$165,010	$95,885	$59,296
MH segment	135,684	101,334	52,945	36,811

Total	$398,540	$266,344	$148,830	$96,107

Operating profit:
RV segment	$26,598	$19,392	$8,333	$7,976
MH segment	15,498	11,219	6,441	4,740

Total segments operating profit	$42,096	$30,611	$14,774	$12,716
Amortization of intangibles	(753)	(571)	(287)	(196)
Corporate and other	(4,145)	(3,016)	(1,459)	(1,030)
Other income	428	—	—	—

Operating profit	$37,626	$27,024	$13,028	$11,490

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Highlights

•	On May 4, 2004, the Company completed the acquisition of California-based Zieman Manufacturing Company (“Zieman”), a manufacturer of a variety of specialty trailers (trailers for equipment hauling, boats, personal watercraft and snowmobiles), and chassis for RVs and manufactured homes, with sales of approximately $42 million in 2003. The acquisition was immediately accretive to the Company’s earnings per share, adding approximately $.05 per share in the five months since it was acquired.

•	Net sales for the third quarter of 2004 were up 55 percent compared to the third quarter of 2003, or approximately 40 percent excluding sales price increases.

•	Net income for the current quarter, of $7.5 million, was 14 percent higher than in the third quarter last year. Net income did not increase as rapidly as net sales for several reasons, including:

•	Steel prices continued to rise in the third quarter of 2004, and sales price increases did not fully offset such cost increases. Additional sales price increases have recently been implemented.

•	The Company did not earn any additional profit from the sales price increases which have been implemented, which caused the profit margin to decline.

•	Steel prices temporarily declined in the third quarter of 2003, which caused income to increase last year. This reduced the income growth reported in the current quarter.

•	Net sales of the Company’s MH segment increased 44 percent in the current quarter, compared to the third quarter last year, after increasing 41 percent in the second quarter. Organic sales growth, excluding acquisitions and sales price increases was 14 percent in the third quarter, compared to the 2 percent decline in industry-wide wholesale shipments of manufactured homes in the current quarter.

RV Segment

          Net sales of the RV segment increased 62 percent to $96 million in the third quarter of 2004. Excluding net sales of newly-acquired Zieman and sales price increases, organic sales growth of this segment was approximately 31 percent compared to the third quarter of 2003, significantly greater than the 13 percent industry-wide increase in shipments of RVs this quarter. The organic sales growth of the RV segment included an increase of 74 percent ($8 million) in sales of slide-out mechanisms and related power units and an increase of approximately 22 percent in sales of RV chassis, which both exceeded industry-wide growth. For the first nine months of 2004, sales excluding acquisitions (approximately $28 million) and sales price increases (approximately $17 million) increased 32% over the comparable period in 2003. The Company now has a very substantial share of the market for slide-out mechanisms for towable RVs, and expects future growth in sales of its slide-out products to come largely from slide-out products for motorhomes, which the Company began selling in the second quarter of 2004.

          The RV segment results for the third quarter also included sales by newly-acquired Zieman of nearly $5 million of RV chassis and chassis parts and more than $6 million of specialty trailers. In calendar 2003, Zieman had approximately $12 million in sales of RV chassis and chassis parts, and approximately $19 million in sales of specialty trailers.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

          Operating profit of the RV segment increased 37 percent to $26.6 million in the first nine months of 2004, but increased only 4 percent to $8.3 million in the third quarter, over the comparable periods in 2003. For the nine month period, the operating profit margin of this segment was 10.1 percent of sales, compared to 11.8 percent in the same period last year. For the third quarter of 2004, the operating profit margin was 8.7 percent, down from the 13.5 percent margin achieved in the third quarter last year. The decline in the operating profit margin of the RV segment resulted largely from continued increases in the price of steel, and, to a lesser extent aluminum, not all of which were passed on to customers, coupled with a temporary decline in the price of steel in the third quarter last year.

          The increase in raw material prices for the quarter aggregated approximately $11 million in the RV segment, or nearly 21 percent of material costs of sales for the quarter. In response to these cost increases, the Company raised its sales prices on certain of its products. For the Company’s RV segment, these sales price increases aggregated approximately $9 million in the third quarter of 2004. The Company recently implemented additional sales price increases to further offset the cost increases. Further, the current quarter operating profit margin of the RV segment was reduced by about $350,000 of start-up costs related to new products.

          Excluding the impact of the sales price increases described above, labor and manufacturing overhead costs for the current quarter declined by approximately 1.4 percent of sales, as compared to the third quarter last year, due largely to favorable production efficiencies in the RV segment, and the spreading of fixed production costs over a larger sales base. In addition, group medical insurance and overtime costs declined as a percent of sales.

MH Segment

          Net sales of the MH segment increased 44 percent to $52.9 million in the third quarter. Excluding net sales by newly-acquired Zieman (approximately $6 million) and sales price increases, organic sales growth of this segment was approximately 14 percent over the third quarter of 2003, compared to the 2 percent industry-wide decline in shipments of manufactured homes this quarter. For the first nine months of 2004, sales excluding net sales by Zieman (approximately $10 million) and sales price increases (approximately $7 million) increased 16% over the comparable period in 2003. Organic sales growth by this segment resulted primarily from market share gains.

          In response to the substantial increases in the cost of steel described above, and to a lesser extent, aluminum, the Company raised its sales prices on certain of its products. For the Company’s MH segment, these sales price increases aggregated approximately $5 million in the third quarter of 2004. The Company has now obtained price increases from its customers that are sufficient to offset the increases in the cost of the steel and aluminum used by this segment, and therefore, these cost increases to date are not expected to have a significant effect on the operating profit of this segment over the balance of 2004.

          Operating profit of the MH segment increased 38 percent to $15.5 million in the first nine months of 2004, and increased 36 percent to $6.4 million in the third quarter, over the comparable periods in 2003. For the nine month period, the operating profit margin of this segment was 11.4 percent of sales, compared to 11.1 percent in the same period last year. For the third quarter of 2004, the operating profit margin was 12.2 percent, compared to the 12.9 percent margin achieved in the third quarter last year. The operating profit margin of this segment in the third quarter was favorably impacted by the spreading of fixed costs over a larger sales base; however, this was offset by the inclusion of Zieman’s operations, which currently have lower margins than Drew’s other operations in the MH segment, as well as the fact that raw material cost increases were passed along to customers without full markup.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other

          Corporate and other expenses for the first nine months of 2004 increased $1.1 million compared to the same period in 2003; for the third quarter corporate and other expenses increased $0.4 million. The increase for the third quarter was largely the result of a $0.3 million increase in consulting and audit fees related to compliance with Section 404 of Sarbanes-Oxley, and, to a lesser extent, higher stock option expense. On a consolidated basis, stock option expense increased $0.5 million in the first nine months of 2004, most of which is included in segment results.

Other Income

          In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. The lease is still not effective since the equipment and tooling received by the Company from the lessor is not yet operational. The Company plans to use the new composite material in the production of certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis. This new composite material will enable the Company to better compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries. Sales of these new products, if any, are not expected to be significant in 2004.

          The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The Company had a minimal basis in the intellectual property sold. In 2004, the Company has received the payments under the note of approximately $.5 million. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in the new venture that the buyer has formed to promote this process. A pre-tax gain on sale of $428,000 was recorded in the first quarter of 2004. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Taxes

          The effective tax rate for the first nine months of 2004 was 38.8 percent as compared to 39.0 percent for the first nine months of 2003. The effective tax rate for the full year 2003 was 38.0 percent. The increase in the effective tax rate in 2004 is due in part to a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

          Interest expense, net, for the nine months of 2004 remained approximately the same as in the same period last year 2003, as lower debt levels early in the year were offset by higher debt resulting from the acquisition of Zieman on May 4, 2004, and higher working capital levels primarily for steel inventory and accounts receivable. Interest expense in the third quarter of 2004 increased approximately $.1 million over the third quarter last year, largely due to higher debt levels.

          On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525% plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each quarterly reset date beginning February 15, 2005. The fair value of the swap is zero at inception.

LIQUIDITY AND CAPITAL RESOURCES

          The Statements of Cash Flows reflects the following (in thousands):

	Nine Months Ended September 30,
	2004	2003
Net cash flows (used for) provided by operating activities	$(1,137)	$28,433
Net cash flows used for investment activities	$(41,117)	$(7,593)
Net cash flows provided by (used for) financing activities	$36,253	$(11,723)

Cash Flow from Operations

          Despite a $6.6 million increase in income from continuing operations during the current nine month period, net cash flows from operating activities decreased $29.6 million compared to the same period in 2003 due to:

a)	A larger increase in accounts receivable for the third quarter of 2004. The increase in accounts receivable this year was higher than the 2003 period, primarily because of the increase in net sales. Days sales outstanding in receivables remained fairly steady at approximately 23 days compared to 21 days in the prior year.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

b)	A $35.7 million increase in inventories during the first nine months of 2004, compared to a $2.2 million decrease in inventories during the same period last year. Inventories at September 30, 2004 were $44.4 million higher than at September 30, 2003. Approximately $14 to $18 million of this increase is due to the higher cost of steel, and $7 million resulted from the acquisition of Zieman. The balance of the increase in inventory was primarily due to increased inventory needs to service the 23 percent organic increase in sales this quarter. In order to obtain the best steel costs, the Company strategically purchased steel in larger quantities throughout the first nine months of 2004, also contributing to the increase. In the third quarter, a program was implemented to reduce inventory levels, and inventory declined approximately $8 million during the month of September 2004. Further reductions are expected in the fourth quarter. Despite the higher inventory levels, there was only approximately a 1 to 2 week supply of finished goods on hand at each of September 30, 2004 and 2003. The inventory decline in the first nine months of 2003 resulted from a concerted effort by management to reduce inventories at all locations, as well as strategic buying of certain raw materials at December 31, 2002.

c)	The above items were partially offset by a $21.0 million increase in accounts payable, accrued expenses and other current liabilities, compared to an increase of $9.5 million in the prior year. Trade payables, which increased in proportion to the increase in inventories, are generally paid within the discount period.

Cash Flows for Investing Activities:

          Cash flows used for investing activities of $41.1 million in the first nine months of 2004 included $21.4 million for the cash portion of the acquisition purchase price for Zieman. The balance of cash flows from investing activities consists primarily of $19.8 million of capital expenditures. Capital expenditures for the full year are expected to be $22 to $25 million. The budgeted capital expenditures for 2004 will add a total of approximately 250,000 square feet of manufacturing space, expanding several existing facilities and adding several new facilities.  The expansion will significantly increase Drew’s capacity to efficiently produce vinyl windows for manufactured homes, to temper glass used in RV windows, to produce and paint RV chassis, to produce axles for towable RVs, to produce specialty trailers in the central United States, and to manufacture slide-out mechanisms for motorhomes and RV leveling devices.

          The acquisition of Zieman and the capital expenditures were financed primarily by borrowings under the Company’s line of credit. In addition, in October the Company borrowed $3.9 million pursuant to an Industrial Development Bond, and $4 million pursuant to a $10 million equipment line of credit. The Company expects to borrow an additional $2 million to $6 million in the fourth quarter of 2004, to finance capital projects.

          Cash flows used for investing activities for the full year 2003 were $12.4 million, consisting of capital expenditures ($5.1 million) and two acquisitions for a combined $7.4 million. Capital expenditures for the first nine months of 2003 were $3.9 million.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Financing Activities

          Cash flows used for financing activities for the first nine months of 2004 include a net increase in debt of $34.8 million, and $1.5 million received from the exercise of employee stock options. The increase in debt was used primarily to fund the acquisition of Zieman, the increase in working capital, and capital expenditures.

          Availability under the Company’s $55 million line of credit was $7.8 million at September 30, 2004. Borrowings under the $55 million line of credit were $44.4 at September 30, 2004 and there were $2.8 million in outstanding letters of credit also under the line of credit. The maximum borrowing under this line of credit declines from $55 million to $50 million on October 31, 2004. Between September 30, 2004 and October 31, 2004, borrowing under this line of credit declined by more than $6 million. Availability under the Company’s line of credit, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital needs. Certain of the Companies debt agreements contain a requirement that capital expenditures in excess of $11 million for 2004 must be funded with new debt. In order to meet this debt covenant, in October the Company borrowed $3.9 million pursuant to an Industrial Development Bond, and $4 million pursuant to a $10 million equipment line of credit. The Company expects to borrow an additional $2 million to $6 million in the fourth quarter of 2004, to finance capital projects. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

          At September 30, 2004, the Company had outstanding $8 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually, of which the final payment is due in January 2005.

          The Company is currently seeking to increase its line of credit to $60 million. In addition, the new line of credit is expected to contain an “accordion” feature, which is an understanding that the banks, while not formally committed, are inclined to increase the $60 million line by up to $30 million upon the Company’s request. The Company is also negotiating with a lender for a $50 — $60 million “shelf” facility, which is an uncommitted line that the Company would seek to use to finance a significant acquisition, should the opportunity arise.

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

          The Company received notification in November 2004 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 98.5 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

COMMITMENTS

          On October 8, 2004, the Company entered into an agreement to purchase approximately 37 acres of land and several buildings consisting of approximately 468,000 sq. ft. of manufacturing and office space. The purchase price is $6.2 million, payable $0.5 million upon signing the agreement and $2.6 million upon the current tenant vacating the property. Both payments will be paid into escrow until the final payment of $3.1 million is made on or about January 2, 2006 when title will pass to the Company. Until the closing, which is subject to the completion of environmental due diligence and other conditions, the Company will lease such property from the owner as the current tenant vacates the property. The property is owned by a primary owner of a significant customer of the Company, which is the current tenant.

          This space will primarily be used to consolidate existing office space and manufacturing capacity from other leased facilities, as well as to provide manufacturing capacity for new product development.

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

          Court-ordered mediation did not result in settlement. Lippert has made a motion for partial summary judgment to limit plaintiff’s potential damages to less than approximately $100,000. Plaintiff has made a motion for summary judgment against Lippert’s counterclaims. To date the court has made no decision on either the Company’s or the Plaintiff’s motions.

INFLATION

          The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003 and continuing into the third quarter of 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. Depending upon the type of steel purchased, steel costs are currently double or triple the levels they were last year at this time. Steel costs appear to have stabilized and further cost increases are not projected for the balance of 2004. In 2004, the Company has also received cost increases from suppliers of aluminum. Since the third quarter of 2003, the Company experienced modest increases in its labor costs related to inflation.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

USE OF ESTIMATES

          The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, doubtful accounts, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, insurance obligations, lease terminations and asset retirement obligations, long-lived assets, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

          This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for Drew Industries Incorporated common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, costs and income, wherever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of our senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q.

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

DREW INDUSTRIES INCORPORATED

          Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to market risk in the normal course of its operations due to its purchases of certain commodities and its financing activities. Certain raw materials, particularly steel, aluminum, vinyl, glass and ABS resins are subject to price volatility. In mid-December 2003 and continuing into the third quarter of 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. Depending upon the type of steel purchased, steel costs are currently double or triple the levels they were last year at this time. Steel costs appear to have stabilized and further cost increases are not projected for the balance of 2004. In 2004, the Company has also received cost increases from suppliers of aluminum.

          The Company is exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2004, the Company had $21.3 million of fixed rate debt. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2004, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $213,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

          At September 30, 2004, including borrowings of $44.4 million on its $55 million line of credit, the Company had $53.4 million of variable rate debt. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2004, and outstanding borrowings of $53.4 million, future cash flows would be affected by $534,000 per annum.

          On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525% plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date beginning February 15, 2005. The fair value of the swap is zero at inception.

          In addition, the Company is periodically exposed to changes in interest rates as a result of temporary investments in money market funds; however, such investing activity is not material to the Company’s financial position, results of operations, or cash flow.

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

          b)   Changes in Internal Controls

          There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 or subsequent to the date the Company completed its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          Court-ordered mediation did not result in settlement. Lippert has made a motion for partial summary judgment to limit plaintiff’s potential damages to less than approximately $100,000. Plaintiff has made a motion for summary judgment against Lippert’s counterclaims.

          Item 6 – Exhibits

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

November 9, 2004