Form 10-K
period 2004-12-31
DREW INDUSTRIES INC
filed 2005-03-14
CIK 763744

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year End December 31, 2004	Commission File Number 0-13646

DREW INDUSTRIES INCORPORATED (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3250533 (I.R.S. Employer Identification Number)

200 Mamaroneck Avenue, White Plains, N.Y. 10601
(Address of principal executive offices)   (Zip Code)

Registrant’s Telephone Number including Area Code: (914) 428-9098
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes
No

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 3, 2005) was $226,445,566.

The number of shares outstanding of the Registrant’s Common Stock, as of the latest practicable date (February 28, 2005) was 10,354,464 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be held on May 18, 2005 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

                This Form 10-K and the documents incorporated by reference contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for Drew Industries Incorporated (“Drew” or the “Company”) common stock and other matters. Statements in this Form 10-K, including those incorporated by reference, that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues and income, wherever they occur in this Form 10-K, are necessarily estimates reflecting the best judgment of the Company’s senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-K.

                There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly steel, vinyl, aluminum, glass, and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, interest rates, oil prices, the outcome of litigation and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

PART I

Item 1.  BUSINESS.

Introduction

                Drew has two reportable operating segments, the recreational vehicle and leisure products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Drew’s wholly-owned subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”), each have operations in both the RV Segment and the MH Segment.

                Kinro manufactures and markets primarily aluminum windows and doors for recreational vehicles, and vinyl and aluminum windows and screens and thermo-formed bath and shower units for manufactured and modular homes and offices. Lippert manufactures and markets primarily steel chassis, steel chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks for recreational vehicles, and steel chassis and steel chassis parts for manufactured and modular homes and offices. Lippert also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles.

                The Company has continually acquired manufacturers of products for both manufactured homes and recreational vehicles, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, at December 31, 2004, the Company operated 51 manufacturing facilities in 18 states and one in Canada, and achieved consolidated sales of $531 million for 2004.

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

Recent Events

                On May 4, 2004, the Company acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable recreational vehicles and manufactured homes. The purchase price was $21.4 million, plus $5.2 million of Zieman’s debt which the Company assumed. The purchase price was funded with borrowings under the Company’s credit agreement. Zieman had 10 plants in 4 states in the western United States.

                The results of the acquired Zieman business have been included in the Company’s Consolidated Statement of Income beginning May 4, 2004. Zieman’s sales for its fiscal year ended December 31, 2003 were approximately $42 million, and for the year ended December 31, 2004 Zieman’s sales were approximately $58 million, including $40 million subsequent to its acquisition by the Company. The operations of Zieman are being integrated with those of Lippert. The production processes and raw materials used by Zieman are substantially similar to those of Lippert, and it is expected that the operating margins achieved by this newly-acquired business will, over time, approximate those achieved by Lippert.

                Steel is one of the Company’s primary raw materials in both segments, representing about 50 percent of the Company’s raw material costs. In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel, depending on the type of steel purchased, are currently double to triple the levels they were a year ago. To offset the impact of higher steel costs the Company implemented surcharges and sales price increases to its customers. The Company estimates that substantially all steel cost increases received through the end of 2004 were passed on to customers by early 2005. In 2004, the Company also received cost increases from suppliers of other raw materials. However, unrecovered steel and other raw material cost increases reduced net income in the second half of 2004 by between $1.5 million and $2.5 million.

                The Company does not expect to earn additional profit from the sales price increases implemented in response to rising steel costs. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel. However, if steel costs remain stable, the steel cost increases experienced in 2004 are not expected to have a significant effect on operating profit in 2005 because they will be substantially offset by the sales price increases which have been implemented, the last of which took effect in early 2005. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there are no assurances that future raw material costs increases can be passed on to customers in the form of sales price increases. The aggregate cost of the Company’s inventories of steel has increased substantially because of the steel cost increases and higher quantities of steel on hand due to the increase in sales volume.

                On February 11, 2005, the Company consummated the refinancing of its line of credit with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the credit agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings from the credit agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest from 1% to 1.80%, currently 1.25%, depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

                Simultaneously, the Company consummated a three year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes.

                The credit agreement is, and the Senior Promissory Notes if and when issued will be, secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries in favor of the Lenders and Prudential on a pari passu basis.

                In December 2004, a jury rendered a verdict in favor of plaintiff that included compensatory damages of $464,000 and punitive damages of $4 million. Counsel for Lippert has advised the Company that, under California law, the award for punitive damages will most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million, although there can be no assurance of the final decision. Lippert intends to move for a new trial or appeal the verdict based on the advice of counsel for Lippert that the verdict is unsupported by the evidence. See Item 3. “Legal Proceedings.” The Company has recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to this case.

                In November 2004, the Company received notification from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 98.5 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

RV Segment

                Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for recreational vehicles, primarily travel trailers and fifth wheels, including aluminum windows, a variety of doors, steel chassis, steel chassis parts, RV slide-out mechanisms and related power units, and electric stabilizer jacks. In 2004, the Company introduced slide-out mechanisms and leveling devices for motor homes, and axles, steps and bath products. The Company also manufactures and markets specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. In 2004, the RV Segment represented approximately 65% of the Company’s consolidated sales, and 63% of consolidated segment operating profit.

                Raw materials used by the Company’s RV Segment, consisting primarily of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, and various adhesive and insulating components, are available from a number of sources. See Item 1. “Recent Events” for a discussion of increases in the cost of steel and other raw materials utilized by the Company.

                Operations of the Company’s RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass. The Company’s RV Segment operations are conducted at 33 manufacturing and warehouse facilities throughout the United States and one in Canada, strategically located in proximity to the customers they serve. Of these facilities, 12 also conduct operations in the Company’s MH Segment. See Item 2. “Properties.”

                The Company’s recreational vehicle and leisure products are sold by 15 sales personnel, working exclusively for the Company, primarily to major manufacturers of recreational vehicles such as Fleetwood Enterprises, Forest River and Thor Industries each of which accounted for more than 10% of consolidated sales. The loss of any customer accounting for more than 10% of the Company’s consolidated sales could have a material adverse impact on the Company; however, because the Company sells a variety of products to these customers in several geographic regions, the Company believes it is unlikely to lose the entire business of any of these customers.

                The Company’s RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that its market share for most of its towable recreational vehicle window and door products exceeds 50%. The Company’s recreational vehicles chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with certain manufacturers of recreational vehicles that produce their own chassis and chassis parts. The Company’s market share for chassis and chassis parts for recreational vehicles has increased substantially since 1997. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for towable recreational vehicles exceeds 70%.

                Sales of the Company’s slide-out mechanisms and related power units have grown from virtually zero in 2001 to sales in excess of $65 million during 2004. The Company competes with several other manufacturers of slide-out mechanisms. Although definitive information is not readily available, the Company believes that its market share for slide-out mechanisms for travel trailers and fifth wheel RVs currently exceeds 80%. See Item 1. “Intellectual Property” for a description of the patent license agreement applicable to the Company’s slide-out mechanisms. The Company expects future growth in sales of its slide-out products to come primarily from slide-out products for motor homes, which the Company began selling in 2004.

                The Company’s operation as a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles competes with several other manufacturers of specialty trailers. Although definitive information is not readily available, the Company believes that its overall market share for specialty trailers in the product lines the Company supplies is approximately 10%, but is significantly greater on the West Coast.

MH Segment

                The Company’s subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes and, to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, thermo-formed bath and shower units, steel chassis and steel chassis parts. In 2004, the MH Segment represented approximately 35% of the Company’s consolidated sales, and 37% of consolidated segment operating profit. The MH Segment also supplies related products to other industries, representing less than 5% of sales of this segment.

                Raw materials used by the Company’s MH Segment, consisting of fabricated steel (coil, sheet, and I-beam), extruded aluminum and vinyl, glass, ABS resin, and various adhesive and insulating components, are available from a number of sources. See Item 1. “Recent Events” for a discussion of increases in the cost of steel and other raw materials utilized by the Company.

                Operations of the Company’s MH Segment consist primarily of fabricating, welding, thermo-forming, painting and assembling components into finished products. The Company’s MH Segment operations are conducted at 29 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 12 also conduct operations in the Company’s RV Segment. See Item 2. “Properties.”

                The Company’s manufactured housing products are sold by 13 sales personnel, working exclusively for the Company, to major builders of manufactured homes such as Cavalier Homes, Champion Enterprises, Clayton Homes, Fleetwood Enterprises, Oakwood Homes, and Skyline. Of these customers, Fleetwood Enterprises accounted for more than 10% of consolidated sales. The loss of any customer accounting for more than 10% of the Company’s consolidated sales could have a material adverse impact on the Company; however, because the Company sells a variety of products to these customers in several geographic regions, the Company believes it is unlikely to lose the entire business of any of these customers. In 2003 and 2004, Clayton Homes and Oakwood Homes, both customers of the Company, were acquired by Berkshire Hathaway Inc.

                The Company’s MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, a subsidiary of Tomkins, PLC, and that the Company’s market share for windows and screens is more than 50%. The Company’s MH chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, most of which produce their own chassis and chassis parts. The Company’s thermo-formed bath unit operation competes with three other manufacturers of bath units. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 15% percent, and that its market share of the market for all types of bath units is approximately 35%.

Sales and Manufacturing

                Other than the activities of its sales personnel and maintenance of customer relationships through price, quality of its products, service, and customer satisfaction, the Company does not engage in significant marketing efforts nor incur significant marketing or advertising expenditures.

                The Company does not have any significant long-term supply agreements or other formal relationship with its customers. Both the RV Segment and the MH Segment typically ship products on average within one week of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

                Due to increases in demand for the Company’s RV products, a number of facilities which produce RV products are operating at 80% or more of their practical capacity. Overall, most of the Company’s facilities which produce MH products have the ability to approximately double production capacity should the manufactured housing industry demand grow. The Company has 51 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. To alleviate forecasted capacity constraints, capital expenditures for 2004 were $27 million compared to an average of $12 million in the prior five years. The need to expand capacity in certain product areas, as well as the potential reallocation of existing resources, is monitored regularly by management.

                The Company’s operations are somewhat seasonal as sales are slower in the winter months, as are the industries which the Company supplies.

Intellectual Property

                The Company manufactures and sells certain of its slide-out mechanisms pursuant to a non-exclusive license granted by the exclusive licensee and owner of three patents until October 24, 2017, the date of the last to expire of the patents. In connection with the license, the Company made an initial payment to the licensor of $1 million representing royalties for 2002 and prior years. Pursuant to the license, royalties are payable by the Company on an annual declining percentage (3% for 2003 and 2004; 1.5% for 2005 and 2006; and 1% from 2007 to expiration of the patents) of sales of certain slide-out mechanisms produced by the Company with annual minimum royalties of $1,250,000 for the years 2003 through 2006. For 2004, the Company paid a royalty of approximately $1,300,000 on sales of applicable slide-out systems of approximately $42 million. Aggregate royalties for the period from 2007 through the expiration of the patents are limited to $5 million.

                The Company holds several United States patents that relate to various products sold by the Company. While the Company believes that its patents are valuable and patent protection is important, none of these patents is essential to the Company or its business segments.

                From time to time the Company has received notices that it may be infringing certain patent rights of others, and the Company has given notices to others that they may be infringing certain patent rights of the Company. No material litigation or claims are pending as a result of these notices.

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

                Trailers produced by the Company for equipment hauling, boats, personal watercraft and snowmobiles must comply with regulations promulgated by the National Highway Traffic Safety Administration of the DOT and Federal Motor Vehicle Safety Standards relating to lighting, breaking, wheels, tires and other vehicle systems.

                The Company is subject to the rules promulgated under the Transportation Recall Enhancement, Accountability and Documentation Act (the “Act”). The rules require manufacturers of motor vehicles and certain motor vehicle related equipment to regularly make reports and submit documents and certain historical data to the National Highway Traffic Safety Administration to enhance motor vehicle safety. Although the reporting deadline has been delayed twice, certain operations of the Company have begun reporting and the Company is in the process of determining its full requirements under the Act.

                The Company’s operations are also subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.

                The Company believes that it is currently operating in compliance with applicable laws and regulations, and does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company’s capital expenditures, earnings or competitive position. The Company has not yet determined the effect of compliance with the Transportation Recall Enhancement, Accountability and Documentation Act.

Employees

                The number of persons employed full-time by the Company and its subsidiaries at December 31, 2004 was approximately 3,670. Of the total, 3,030 were in manufacturing and product research and development, 125 in transportation, 28 in sales, 168 in customer support and servicing, and 319 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 2.   PROPERTIES.

                The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company’s properties:

RV PRODUCT SEGMENT

City	State	Square Feet	Owned	Leased

Fontana(1)	California	87,000	✓
Rialto	California	62,700	✓
Fitzgerald(1)	Georgia	15,800	✓
Bristol	Indiana	97,500	✓
Goshen	Indiana	41,500	✓
Elkhart	Indiana	53,950	✓
Goshen	Indiana	118,000	✓
Goshen	Indiana	87,800	✓
Goshen	Indiana	53,000	✓
Pendleton	Oregon	56,800	✓
Denver(1)	Pennsylvania	29,200	✓
Longview	Texas	58,900	✓
Berkley Springs	West Virginia	53,400	✓
Ontario	Canada	39,900	✓
Elkhart	Indiana	42,000	✓
Goshen(1)	Indiana	46,400	✓
Goshen(1)	Indiana	61,000	✓
Middlebury(1)	Indiana	35,700	✓
Sugarcreek(1)	Ohio	3,500	✓
Goshen	Indiana	9,000	✓
Goshen	Indiana	4,000		✓
Goshen	Indiana	6,400		✓
Smith Center	Kansas	25,900	✓
Milford	Indiana	52,000	✓
Goshen	Indiana	22,000	✓
San Bernardino	California	20,300	✓
Phoenix(1)	Arizona	20,000	✓
Woodland	California	25,000	✓
Hemet(1)	California	43,800	✓
McMinnville(1)	Oregon	17,300	✓
Whittier	California	47,500	✓
Boise(1)	Idaho	24,800	✓
McMinnville(1)	Oregon	7,400	✓
Lake Havasau	Arizona	17,700		✓

		1,387,150

(1) These plants also produce products for manufactured homes.

MH PRODUCTS SEGMENT

City	State	Square Feet	Owned	Leased

Boaz	Alabama	86,600	✓
Double Springs	Alabama	109,000	✓
Phoenix (1)	Arizona	9,900	✓
Fontana (1)	California	21,800	✓
Hemet (1)	California	16,200	✓
Woodland	California	13,900		✓
Ocala	Florida	47,100	✓
Fitzgerald (1)	Georgia	63,200	✓
Boise (1)	Idaho	8,200	✓
Nampa	Idaho	39,500		✓
Goshen	Indiana	110,000	✓
Goshen (1)	Indiana	11,600	✓
Goshen (1)	Indiana	7,000	✓
Middlebury (1)	Indiana	43,700	✓
Arkansas City	Kansas	7,800		✓
Bossier City	Louisiana	11,400	✓
Cairo	Georgia	105,000	✓
Waxahachie	Texas	200,000	✓
Whitehall	New York	12,700	✓
Harrisburg	North Carolina	58,000	✓
Liberty	North Carolina	47,000		✓
Sugarcreek (1)	Ohio	11,000	✓
McMinnville (1)	Oregon	7,400	✓
McMinnville (1)	Oregon	4,600	✓
Denver (1)	Pennsylvania	54,100	✓
Dayton	Tennessee	100,000	✓
Mansfield	Texas	61,500		✓
Alvarado	Texas	71,000	✓
Lancaster	Wisconsin	12,300	✓

		1,351,500

(1) These plants also produce products for recreational vehicles.

ADMINISTRATIVE

City	State	Square Feet	Owned	Leased

Arlington	Texas	8,500		✓
Naples	Florida	4,500	✓
Goshen	Indiana	6,000		✓
Goshen	Indiana	6,000		✓
White Plains	New York	3,200		✓
Whittier	California	3,500	✓

		31,700

                The Company owns a 33,500 square feet building in McAdoo, Pennsylvania and a 43,000 square feet building in Waco, Texas that are leased to third parties. The Company owns a 21,600 square feet building in Garrett, Indiana, a 26,900 square feet building in Campbellsville, Kentucky, and leases a 12,000 square feet building in Denver, Indiana, all of which are vacant. The Company also owns an 83,500 square feet facility in Nampa, Idaho and a 61,000 square feet facility in Phoenix, Arizona which are scheduled to open in 2005.

Item 3.   LEGAL PROCEEDINGS.

                Lippert Components, Inc. (“Lippert”) a subsidiary of Drew, is a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Riverside Division.

                Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunction relief.

                Management believes that the case has no merit, and Lippert is vigorously defending against the allegations in the complaint. In addition, Lippert asserted counterclaims against Plaintiff.

                Court-ordered mediation did not result in settlement. On February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which the Company believes could be less than $1 million based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. The court set a trial date of April 5, 2005.

                Lippert is a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. pending in the Superior Court of the State of California, County of San Bernardino (Case No. SCVSS 094954). Plaintiff, a former employee of Lippert, sustained injuries to his arm and hand while operating a power brake press, allegedly due to the removal or failure to provide guards on the machine.

                In December 2004, a jury rendered a verdict in favor of plaintiff that included compensatory damages of $464,000 and punitive damages of $4 million. Counsel for Lippert has advised the Company that, under California law, the award for punitive damages will most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million, although there can be no assurance of the final decision. Lippert intends to move for a new trial or appeal the verdict based on the advice of counsel for Lippert that the verdict is unsupported by the evidence.

                On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in The Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Keystone’s claim is for proportionate responsibility/contribution from Lippert in connection with a wrongful death action against defendants arising from an accident involving an RV allegedly manufactured by Keystone. Keystone alleges that Lippert supplied certain components of the R.V. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel has advised that, at this stage of the case, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, plaintiff’s expert could change his theory to focus on an alleged act or omission by Lippert. A co-defendant’s expert could also assert a theory of liability against Lippert. Plaintiffs seek compensatory damages in excess of $130 million plus $25 million of exemplary damages from each defendant. The case is in the discovery stage, and there has been no determination of liability. Lippert’s liability insurer has assigned counsel to defend Keystone’s claim against Lippert.

                    In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2004, would not be material to the Company’s financial position or annual results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2004.

Name	Position

Leigh J. Abrams (Age 62)	President, Chief Executive Officer and Director of the Company since March 1984.

Edward W. Rose, III (Age 63)	Chairman of the Board of Directors of the Company since March 1984.

David L. Webster (Age 69)	Director of the Company and Chairman, President and CEO of Kinro, Inc. since March 1984.

L. Douglas Lippert (Age 57)	Director of the Company and Chairman of Lippert Components, Inc. since November 1997. President and CEO of Lippert Components from November 1997 until February 2003.

James F. Gero (Age 59)	Director of the Company since May 1992.

Gene H. Bishop (Age 75)	Director of the Company since June 1995.

Frederick B. Hegi, Jr. (Age 61)	Director of the Company since May 2002.

David A. Reed (Age 57 )	Director of the Company since May 2003.

Jason D. Lippert (Age 32)
President and Chief Executive Officer of Lippert Components, Inc. since February 5, 2003 and Executive Vice President and Chief Operating Officer of Lippert Components, Inc. from May 2000 to February 2003.

Fredric M. Zinn (Age 53)	Chief Financial Officer of the Company since January 1986 and Executive Vice President of the Company since February 2001.

Harvey F. Milman (Age 63)	Vice President-Chief Legal Officer of the Company since March 2005.

John F. Cupak (Age 55)	Secretary and Director of Internal Audit of the Company since May 2003, and Director of Taxation until November 2004.

Joseph S. Giordano III (Age 35)	Corporate Controller and Treasurer of the Company since May 2003.
11

                LEIGH J. ABRAMS, since April 2001, has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned specialty finance company organized as a real estate investment trust.

                EDWARD W. ROSE, III, for more than the past five years, has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as a director of the following public companies: First Acceptance Corporation (formerly known as Liberté Investors, Inc.), engaged in real estate loans and investments; and ACE Cash Express, Inc., engaged in check cashing services.

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

                JAMES F. GERO, Mr. Gero also serves as Chairman of the Board of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation, and as a director of Intrusion.com, Inc., a publicly-owned supplier of security software.

                GENE H. BISHOP, from March 1975 until July 1990, was Chief Executive Officer of MCorp, a bank holding company, and from October 1990 to November 1991, was Vice Chairman and Chief Financial Officer of Lomas Financial Corporation, a financial services company. From November 1991 until his retirement in October 1994, Mr. Bishop served as Chairman and Chief Executive Officer of Life Partners Group, Inc., a life insurance holding company. Mr. Bishop also serves as a director of First Acceptance Corporation (formerly known as Liberté Investors, Inc.), engaged in real estate loans and investments. Mr. Bishop has advised the Company that he will not stand for re-election as a director at the next annual meeting of stockholders. Mr. Bishop’s decision was made for personal reasons in connection with his retirement, and does not involve any disagreement with the Company’s operations, policies or practices. In addition to serving as a director, Mr. Bishop also served on the Corporate Governance and Nominating Committee and on the Compensation Committee of the Board of Directors. The Corporate Governance and Nominating Committee is currently evaluating several candidates from which to select an independent director to fill the vacancies created by Mr. Bishop’s departure from the Board and the Committees on which he served. The Company regrets Mr. Bishop’s departure, and is greatly appreciative of his valuable service since 1995.

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

Other Executive Officers

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

                HARVEY F. MILMAN, not a nominee for election as a director, has been Vice President-Chief Legal Officer of the Company since March 1, 2005. Prior thereto, Mr. Milman was a partner of the firm of Phillips Nizer LLP, counsel to the Company. Mr. Milman has served as Assistant Secretary of the Company for more than the past five years.

                JOHN F. CUPAK, not a nominee for election as a director, has been Secretary as well as Director of Internal Audit of the Company since May 2003 and from May 2003 until November 2004, Mr. Cupak also served as Director of Taxation. For more than the five years prior thereto, Mr. Cupak was Controller of the Company.

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

                Based on its review of the copies of such forms received by it, the Company believes that during 2004 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder during 2004 other than Edward W. Rose III a director of the Company) were complied with.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

                As of February 28, 2005, there were approximately 731 holders of Drew Common Stock, not including beneficial owners of shares held in broker and nominee names.

                Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2004 and 2003 is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Dividend Information

                See Item 6.  “Selected Financial Data”.

Item 6. SELECTED FINANCIAL DATA.

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

	Years Ended December 31,

(In thousands, except per share amounts)	2004	2003	2002	2001	2000

Operating Data:
Net sales	$530,870	$353,116	$325,431	$254,770	$253,129
Operating profit	$43,996	$34,277	$29,213	$20,345	$17,067
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$40,857	$31,243	$25,647	$16,194	$13,646
Provision for income taxes	$15,749	$11,868	$9,883	$6,364	$5,652
Income from continuing operations before cumulative effect of change in accounting principle	$25,108	$19,375	$15,764	$9,830	$7,994
Discontinued operations[1] (net of taxes)		$48	$(200)	$(896)	$(6,447)[2]
Cumulative effect of change in accounting principle for goodwill (net of taxes)			$(30,162)
Net income (loss)	$25,108	$19,423	$(14,598)	$8,934	$1,547

Income (loss) per common share:
Income from continuing operations:
Basic	$2.44	$1.92	$1.61	$1.02	$.77
Diluted	$2.37	$1.88	$1.57	$1.02	$.77
Discontinued operations:
Basic			$(.02)	$(.10)	$(.62)
Diluted			$(.02)	$(.10)	$(.62)
Cumulative effect of change in accounting principle for goodwill:
Basic			$(3.08)
Diluted			$(3.01)
Net income (loss):
Basic	$2.44	$1.92	$(1.49)	$.92	$.15
Diluted	$2.37	$1.88	$(1.46)	$.92	$.15

Financial Data:
Working capital	$57,204	$29,700	$24,067	$12,816	$23,400
Total assets	$238,053	$160,104	$145,396	$156,975	$159,298
Long-term obligations	$61,806	$27,737	$39,102	$43,936	$58,275
Stockholders’ equity	$122,044	$93,653	$70,104	$81,210	$72,164

[1]	Refers to the operations of the Company’s discontinued axle and tire refurbishing operation.

[2]	After a non-cash charge of $6.9 million in 2000 to reflect an impairment related to the Company’s axle and tire refurbishing operation.

Dividend Information

                Drew has not paid any cash dividends on its outstanding shares of Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy was subject to certain restrictions contained in its 6.95% Senior Notes and in its credit agreement. On January 28, 2005 the Company made the final payment on the 6.95% Senior Notes, and on February 11, 2005, the

Company completed the refinancing of its credit agreement. As a result, the Company’s dividend policy is no longer subject to restrictions contained in its financing agreements.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s historical Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

                The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (“Kinro”) and Lippert Components, Inc. and its subsidiaries (“Lippert”) have operations in both the MH and RV segments. At December 31, 2004, the Company’s subsidiaries operated 50 plants in the United States and one in Canada.

                The RV segment accounted for 65 percent of consolidated net sales for 2004 and 62 percent of consolidated net sales for 2003. The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. The Company’s RV products are used primarily in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 69 percent of all RVs shipped by the industry in 2004, up from 61 percent in 2001. In recent months, the Company has begun to focus its efforts on expanding its market share for products used in motorhomes, and began selling slide-out mechanisms for motorhomes in the second quarter of 2004. The Company is also introducing leveling devices, axles, steps and bath products for RVs.

                The MH segment, which accounted for 35 percent of consolidated net sales for 2004 and 38 percent of consolidated net sales for 2003, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

                On May 4, 2004, the Company acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable recreational vehicles and manufactured homes. The purchase price was $21.4 million, plus $5.2 million of Zieman’s debt which the Company assumed. The purchase price was funded with borrowings under the Company’s credit agreement. Zieman had 10 plants in 4 states in the western United States.

                The results of the acquired Zieman business have been included in the Company’s Consolidated Statement of Income beginning May 4, 2004. Zieman’s sales for its fiscal year ended December 31, 2003 were approximately $42 million, and for the year ended December 31, 2004 Zieman’s sales were $58 million, including $40 million subsequent to its acquisition by the Company. In 2003, Zieman had approximately $12 million in sales of RV chassis and chassis parts, approximately $19 million in sales of marine and leisure trailers and $11 million of MH chassis and chassis parts. The operations of Zieman are being integrated with those of Lippert. The production processes and raw materials used by Zieman are substantially similar to those of Lippert, and it is expected that the operating margins achieved by this newly-acquired business will, over time, approximate those achieved by Lippert.

                Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman, the specialty trailer business of Zieman has been added to the RV segment. Other than sales of specialty trailers, which aggregated approximately $17.5 million in 2004, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

                The Recreational Vehicle Industrial Association (“RVIA”) reported a 15 percent increase in total industry shipments, to 370,100 RVs in 2004, from 320,800 in 2003. Shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 19 percent in 2004. It has been reported by analysts that industry-wide shipments included approximately 13,500 travel trailers, consisting of only the essential components, purchased by the Federal Emergency Management Agency (FEMA) to provide emergency housing to hurricane victims in the southeastern United States. It is not expected that these units will be resold to traditional RV consumers. Without the FEMA units, the increase in industry shipments would have been 11%. The RVIA is projecting a 2.5% decline in wholesale shipments of all types of RVs in 2005, but they are forecasting that shipments of travel trailers and fifth wheel RVs will be approximately the same as in 2004. In the long-term, increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to US Census Bureau projections, 10 years from now there will be in excess of 20 million more people over the age of 50. Industry growth also continues to be bolstered by the preference for domestic vacations, rather than foreign travel, and low interest rates. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV’s owned by those 35 to 54 grew faster than all other age groups.

Manufactured Housing Industry

                As a result of (i) limited credit availability for purchases of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans have been used to finance approximately 30 percent of manufactured homes purchased this year), and (iii) unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in 2003, the lowest production level in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely than industry production in recent years. Almost 50 percent of retail sales in the last several years have been filled by inventory reductions by dealers and manufacturers, and the resale of repossessed homes, rather than new production. It has been estimated that approximately 90,000 to 100,000 manufactured homes were repossessed in each of 2001, 2002 and 2003, far in excess of historical repossession levels. It has been reported that the level of repossessions of manufactured homes has declined to between 80,000 and 85,000 homes this year.

                The Manufactured Housing Institute (“MHI”) reported that industry wholesale shipments of manufactured homes remained at 131,000 in 2004, as a result of a 9 percent increase in wholesale shipments during the fourth quarter of 2004, from the comparable period in 2003. The increase in wholesale shipments in the fourth quarter of 2004 was largely due to the shipment of 3,000 to 4,000 manufactured homes ordered by FEMA to provide emergency housing to hurricane victims in the southeastern United States. These houses are not expected to be resold by FEMA. The availability of financing for manufactured homes has apparently improved somewhat in recent months, and is expected to improve further, partially as a result of the entry of several lenders into the market. In addition, in September 2003 Berkshire Hathaway Inc. acquired Clayton Homes and Oakwood Homes, two of the leading producers of manufactured homes, as well as 21st Mortgage. Since then, Berkshire has helped Clayton raise substantial funds for its mortgage operations. Further, as noted above, the level of repossessions of manufactured homes has reportedly declined this year. Long-term prospects for manufactured housing are favorable because manufactured homes provide quality, affordable housing.

Steel Prices

                Steel is one of the Company’s primary raw materials in both segments, representing about 50 percent of the Company’s raw material costs. In mid December 2003 and continuing into 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel, depending on the type of steel purchased, are currently double to triple the levels they were a year ago. To offset the impact of higher steel costs, estimated to be $43 million, the Company implemented surcharges and sales price increases to its customers.  The Company estimates that substantially all steel cost increases received through the end of 2004 were passed on to customers by early 2005. However, unrecovered steel cost increases reduced net income in the second half of 2004 by between $1.5 million and $2.5 million.

                The Company does not expect to earn additional profit from the sales price increases implemented in response to rising steel costs. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel. However, if steel costs remain stable, the steel cost increases experienced in 2004 are not expected to have a significant effect on operating profit in 2005 because they will be substantially offset by the sales price increases which have been implemented, the last of which took effect in early 2005. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there are no assurances that future raw material cost increases can be passed on to customers in the form of sales price increases. The aggregate cost of the Company’s inventories of steel has increased substantially because of the steel cost increases and higher quantities of steel on hand due to the increase in sales volume.

                The Company also experienced significant cost increases in several of its other raw materials, which were also largely passed on to customers by early 2005.

RESULTS OF OPERATIONS

                Net sales and operating profit are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net sales:
RV segment	$347,584	$219,505	$171,094
MH segment	183,286	133,611	154,337

Total	$530,870	$353,116	$325,431

Operating profit:
RV segment	$31,832	$24,779	$16,162
MH segment	18,547	14,358	16,900
Amortization of intangibles	(1,032)	(782)	(746)
Corporate and other	(5,779)	(4,078)	(3,103)
Other income	428

Total	$43,996	$34,277	$29,213

Net sales and operating profit by segment, as a percent of the total, are as follows:

	Year Ended December 31,

	2004	2003	2002

Net sales:
RV segment	65%	62%	53%
MH segment	35%	38%	47%

Total	100%	100%	100%

Operating profit:
RV segment	72%	72%	55%
MH segment	42%	42%	58%
Amortization of intangibles	(2)%	(2)%	(2)%
Corporate and other	(13)%	(12)%	(11)%
Other income	1%	—	—

Total	100%	100%	100%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Consolidated Highlights

•
On May 4, 2004, the Company completed the acquisition of California-based Zieman Manufacturing Company (“Zieman”), a manufacturer of a variety of specialty trailers (trailers for equipment hauling, boats, personal watercraft and snowmobiles), and chassis and chassis parts for RVs and manufactured homes, with sales of approximately $42 million in 2003. The acquisition was immediately accretive to the Company’s earnings per share, adding approximately $.05 per share in the eight months since it was acquired.

•	Net sales for 2004 were up 50 percent compared to 2003, or more than 26 percent excluding sales price increases and the acquisition of Zieman.

•	Net income for 2004, of $25.1 million, was 29 percent higher than in 2003. Net income did not increase as rapidly as net sales for several reasons, including:

•
Sales price increases did not fully offset the increases in the cost of steel and other raw material used by the Company. With additional sales price increases implemented in early 2005, substantially all increases in raw material costs experienced in 2004 have been passed on to customers.

•	The Company did not earn any additional profit from the sales price increases which have been implemented, which caused the profit margin to decline.

•
The Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to an adverse jury verdict related to a workplace injury. The Company intends to move for a new trial or appeal the verdict based on the advice of counsel that the verdict is unsupported by the evidence.

•
Costs related to compliance with the Sarbanes-Oxley Act were approximately $1.1 million before taxes, without considering management time, which reduced net income by approximately $650,000 for 2004. It is anticipated that these costs may be slightly less in 2005.

•
During 2004, Drew’s Lippert subsidiary implemented plans to close six profitable, but underperforming factories. The production at these factories will now be absorbed by nearby Lippert factories. The anticipated savings from consolidating production will more than offset the charge of $890,000 ($450,000 after taxes and the direct impact on incentive compensation) in 2004 relating to plant closings.

•
Net sales of the Company’s MH segment increased 37 percent in 2004, or more than 10% excluding sales price increases and the acquisition of Zieman, compared to 2003, while industry-wide wholesale shipments of manufactured homes in 2004 were the same as in 2003.

RV Segment

                Net sales of the RV segment increased 58 percent to $348 million in 2004. Excluding net sales of newly-acquired Zieman and sales price increases (approximately $26 million), organic sales growth of this segment was approximately 36 percent compared to 2003, significantly greater than the 15 percent industry-wide increase in shipments of RVs this year. The organic sales growth of the RV segment included an increase of $28 million, or nearly 75 percent, in sales of slide-out mechanisms and related power units. The Company now has a very substantial share of the market for slide-out mechanisms for towable RVs, and expects future growth in sales of its slide-out products to come largely from slide-out products for motorhomes, which the Company began selling in the second quarter of 2004.

                The RV segment results for 2004 included sales by newly-acquired Zieman (in the eight months since its acquisition) of approximately $8 million of RV chassis and chassis parts and more than $15 million of specialty trailers. Operating results of the specialty trailers business are included in the RV segment. The Company intends to expand Zieman’s specialty trailer business from the west coast, where Zieman now operates, to the central United States.

                Operating profit of the RV segment increased 28 percent to $31.8 million in 2004. The operating profit margin of this segment declined to 9.2 percent of sales in 2004, from 11.3 percent last year. The decline in the operating profit margin of the RV segment resulted largely from continued increases in the price of steel, and to a lesser extent aluminum, not all of which were passed on to customers. Further, sales price increases generally covered cost increases only, and did not include profit margin. In addition, facility impairment and lease termination charges aggregating $890,000 were recorded in this segment in 2004, of which $550,000 was recorded in the fourth quarter of 2004.

                The increase in raw material prices aggregated approximately $29 million in the RV segment. In response to these cost increases, the Company significantly raised its sales prices on certain of its products during 2004 and early 2005. The Company believes that, on a consolidated basis, sales price increases obtained in 2004 and early 2005 are adequate to offset substantially all increases in raw material costs experienced in 2004.

                Excluding the impact of the sales price increases described above, labor and manufacturing overhead costs as a percent of sales remained stable in 2004, compared to 2003, as higher warranty and overtime costs offset the benefit of spreading of fixed production costs over a larger sales base. The Company has augmented its quality control effort to help minimize future warranty costs. In 2004, the Company also increased its spending on research and development. Quality control costs and research and development costs are expected to increase further in 2005.

MH Segment

                Net sales of the MH segment increased 37 percent to $183 million in 2004. Excluding net sales by newly-acquired Zieman (approximately $17 million) and sales price increases (approximately $19 million), organic sales growth of this segment in 2004 was approximately 10 percent, compared to the flat industry-wide wholesale shipments of manufactured homes this year. Organic sales growth by this segment resulted primarily from market share gains.

                In response to the substantial increases in the cost of steel described above, and to a lesser extent, aluminum, the Company raised its sales prices on certain of its products. The Company believes that, on a consolidated basis, sales price increases obtained in 2004 and early 2005 are adequate to offset substantially all increases in raw material costs experienced in 2004.

                Operating profit of the MH segment increased 29 percent to $18.5 million in 2004. The operating profit margin of this segment in 2004 declined to 10.1 percent of sales, from 10.7 percent in 2003. Results of this segment for 2004 include a charge of $1.9 million related to an adverse jury verdict related to a workplace injury. The Company intends to move for a new trial or appeal the verdict based on the advice of counsel that the verdict is unsupported by the evidence. The operating profit margin of this segment in 2004 was favorably impacted by the spreading of fixed costs over a larger sales base; however, this was partially offset by the inclusion of Zieman’s operations, which currently have lower margins than Drew’s other operations in the MH segment.

                As of November 30, 2004, the Company evaluated the fair value of the goodwill associated with the MH segment, which had a book value of $3.2 million, and determined that no impairment had occurred. The Company will continue to monitor such goodwill in light of conditions in the MH industry.

Corporate and Other

                Corporate and other expenses for 2004 increased $1.7 million compared to 2003, of which $1.2 million is due to higher consulting, audit fees and other costs related to compliance with Section 404 of Sarbanes-Oxley. Stock option expense increased approximately $200,000, and corporate office incentive compensation increased nearly $250,000, due to higher profit levels. On a consolidated basis, stock option expense increased to $900,000 in 2004, of which approximately $550,000 is included in segment results.

Other Income

                In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material, and simultaneously entered into an equipment lease and a license agreement with the buyer. The lease is still not effective, as the lessor has not yet provided operational equipment and tooling. If operational equipment is properly installed, the Company plans to use the new composite material to produce certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis, to compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries.

                The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The Company had a minimal basis in the intellectual property sold. In 2004, the Company received payments aggregating approximately $.5 million, and recorded a pre-tax gain on sale of $428,000. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in the new venture that the buyer has formed to promote this process. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received. In January 2005, the Company received a scheduled payment on the note of $500,000 plus interest.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated Highlights

•	Income from continuing operations was up 23 percent in 2003, to a record $19.4 million.

•	Operating profit margin increased to 9.7 percent for 2003, from 9.0 percent in 2002.

•	Net sales grew by 9 percent.

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

                The acquisitions of LTM and ET&T, completed in 2003, added only approximately $4 million in sales in 2003, but have substantial growth potential to exceed their combined pre-acquisition annual historical sales of approximately $11.5 million. In the later part of 2003, the Company’s research and development departments designed and developed new products such as leveling systems and slide-out mechanisms for motor homes, and bath and shower units for RVs. For 2003, the Company only had minimal sales to the motor home segment of the RV industry.

                Operating profit of the RV segment increased $8.6 million (53 percent) in 2003 over 2002. This growth is attributable to both an increase in unit sales and an increase in the segment’s operating profit margin. Operating profit margin increased to 11.3 percent for 2003 from 9.4 percent in 2002 primarily because of (i) the spreading of fixed costs over higher sales; (ii) greater purchasing leverage for certain components; (iii) improved operating efficiencies; and (iv) temporarily moderate steel costs during the middle of 2003. The Company was notified by its steel suppliers of unprecedented steel cost increases which began in late 2003 and accelerated, as described in “Industry Background” above. Partially offsetting these increases in operating profit margin were legal and other costs related to the settlement of patent litigation on the Company’s slide-out mechanisms in February 2003 and higher health and workers compensation insurance costs.

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

                Operating profit of the MH segment decreased $2.5 million (15 percent) in 2003 largely because of the decline in sales. This segment’s operating profit margin was 10.7 percent of sales in 2003, which was slightly lower than the 11.0 percent achieved for 2002, primarily because of higher health and workers compensation insurance costs and the negative impact of lower volume on fixed costs, partially offset by temporarily moderate steel costs during the middle of 2003. The Company was notified by its steel suppliers of unprecedented steel cost increases which began in late 2003 and accelerated in 2004, as described in “Industry Background” above. Selling, general and administrative expenses for 2003 were down in dollar terms following the trend of sales.

                As of November 30, 2003, the Company evaluated the fair value of the goodwill associated with the MH segment, which had a book value of $3.2 million, and determined that no impairment had occurred.

Corporate and Other

                Corporate and other expenses increased $975,000 in 2003, primarily as a result of higher Directors and Officers insurance costs ($101,000), incentive compensation due to increased profits ($151,000), stock option expense resulting from the adoption of SFAS 123 ($120,000), expenses associated with the listing of the Company’s stock on the New York Stock Exchange ($203,000) and expenses related to corporate governance due to the implementation of the Sarbanes-Oxley requirements ($225,000).

Interest Expense, Net

                Interest expense, net, for 2004 remained approximately the same as in 2003, as lower debt levels early in the year were offset by higher debt resulting from both the acquisition of Zieman on May 4, 2004, and higher working capital levels primarily for steel inventory and accounts receivable.

                On October 18, 2004, the Company entered  into a   five-year  interest rate  swap with KeyBank  National

Association with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525% plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each quarterly reset date beginning February 15, 2005. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the credit agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap at December 31, 2004 was $59,000, net of a taxes of $38,000.

Provision for Income Taxes

                The effective tax rate for 2004 was approximately 38.5%, compared to 38.0% in 2003 and 38.5% in 2002. The increase in the effective tax rate in 2004 is due in part to a change in the composition of pre-tax income for state tax purposes.

Discontinued Operations

                The axle and tire refurbishing business of Lippert Tire and Axle (“LTA”) did not perform well from 2000 through 2002, primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. By January 2003, the axle and tire business of LTA had ceased operation. As a result, the axle and tire refurbishing business is classified as discontinued operations in the Consolidated Financial Statements pursuant to SFAS No. 144. Discontinued operations is presented net of tax expense (benefit) of $26,000 and $(102,000) for the years ended December 31, 2003 and 2002.

                The proceeds from the disposition of all other significant assets of LTA’s axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, were collected in January 2003 and resulted in a small gain. The discontinued axle and tire refurbishing business had previously been included in the Company’s MH segment, and had revenues of $11.2 million in 2002.

Recently Adopted and New Accounting Standards

                As of April 1, 2002, the Company adopted the fair value method of accounting for stock options contained in SFAS No. 123,“Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company is utilizing the prospective method under SFAS No. 148 “Accounting for Stock-Based Compensation--Transition and Disclosures.” All employee stock options granted after January 1, 2002 are being expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. This resulted in charges to operations of $894,000, $197,000 and $10,000 for the years ended December 31, 2004, 2003 and 2002, respectively, relating to options for 449,000 shares granted between 2002 and 2004. Historically, the Company had applied the “disclosure only” option of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002. Had the Company previously adopted this new accounting policy, diluted earnings per share would have been reduced by $.02 for 2004, $.02 for 2003, and $.04 for 2002.

                In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option plan. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 for grants prior to January 1, 2002 will be recorded in the consolidated income statement. The implementation of SFAS No. 123R is expected to have an impact on net income of less than $75,000 in both 2005 and 2006 for options granted prior to January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES The Statements of Cash Flows reflect the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net cash flows provided by operating activities	$8,880	$31,541	$12,200
Net cash flows used for investing activities	$(48,420)	$(12,392)	$(12,013)
Net cash flows provided by (used for) financing activities	$33,183	$(10,684)	$(1,062)

Cash Flows from Operations Net cash flows from operating activities decreased approximately $22.7 million in 2004, despite a $5.7 million increase in net income, because of:

a)
An increase of $6.1 million in accounts receivable (excluding receivables obtained in the acquisition of Zieman on May 4, 2004), due largely to an increase in net sales, and, to a lesser extent, an increase in days sales outstanding to approximately 21 days. The increase in days sales outstanding was partly due to the timing of collections. In addition, the accounts receivable of newly-acquired Zieman have a longer collection cycle.

b)
Inventories increased $28.4 million during 2004 (excluding the inventory obtained in the acquisition of Zieman on May 4, 2004), of which approximately $12 million is due to the increase in the cost of steel and other raw materials, and $10 - $12 million is due to the increase in unit sales excluding Zieman. Inventories have also increased because of the recent introduction of several new products. Higher inventory levels are required during the initial stages of product introductions. The inventory increase is substantially all in raw materials, as there was less than a two week supply of finished goods on hand at December 31, 2004.

c)
The increase in inventory was partially offset by a $6.3 million increase in accounts payable, accrued expenses and other liabilities during 2004. The increase in these liabilities was less than would be expected on a $28.4 million increase in inventory, because inventories declined during the fourth quarter of 2004, so that fourth quarter purchases, and therefore year-end payables, were less than would otherwise be expected. Trade payables are generally paid within the discount period.

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

b)
A decline in inventories for 2003, excluding the effect of business acquisitions, compared to an increase in inventories in 2002. The decline in 2003 resulted from a concerted effort by management to reduce inventories at all locations, as well as strategic buying of certain raw materials at December 31, 2002. The inventory decrease is substantially all in raw materials, as there was only approximately a two week supply of finished goods on hand at December 31, 2003 and 2002. The impact of the rise in steel prices on inventory and the Company’s strategic buying of steel before the steel price increases took effect, did not impact inventory until 2004.

c)
A decline in prepaid expenses and other current assets compared to an increase in 2002. The decline in 2003 was primarily due to the utilization of prepaid Federal income taxes and an escrow deposit, both of which were uses of cash in 2002.

d)
The above items were partially offset by a smaller increase in accounts payable, accrued expenses and other current liabilities. This change is primarily from the timing of payments and purchases at the end of 2003. Trade payables are generally paid within the discount period.

Cash Flows from Investing Activities

                Cash flows used for investing activities of $48.4 million in 2004 consists of the acquisition of Zieman for $21.4 million (excluding $5.2 million of debt assumed), as well as capital expenditures of $27.1 million. Capital expenditures and the acquisition were financed with equipment and real estate financing of $9.3 million, borrowings under the Company’s credit agreement, and cash flow from operations. Capital expenditures in 2005 are expected to be $12 to $15 million, which are expected to be financed primarily with cash flow from operations and a $2 million real estate mortgage.

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

Cash Flows from Financing Activities

                Cash flows provided by financing activities for 2004 included a net increase in debt of $31.4 million, and cash flows provided by the exercise of employee stock options of $2.1 million. The increase in debt includes $34.7 million, net of repayments, borrowed under the Company’s credit agreement, and $9.3 million of new equipment and real estate financing, offset by debt payments of $12.6 million. Cash flows used for financing activities for 2003 included a net decrease in debt of $14.4 million, partially funded by $3.7 million received from the exercise of employee stock options. Cash flows used for financing activities for 2002 include a net decrease in debt of $4.5 million partially funded by $3.3 million received from the exercise of employee stock options.

                During 2004, in order to help finance the acquisition of Zieman and capital expenditures, the maximum borrowings under the Company’s credit agreement was increased to $45 million at December 31, 2004, from $30 million at December 31, 2003. Availability under the Company’s credit agreement was $5.0 million at December 31, 2004, net of $5.3 million in letters of credit. At December 31, 2004, the Company was in compliance with all debt covenants, except for one covenant pursuant to the Senior Notes and the credit agreement related to capital expenditures. A waiver was obtained for the credit agreement, and the Senior Notes were paid off in accordance with their original terms. The Company expects to be in compliance with all debt covenants for the next 12 months.

                At December 31, 2004, the Company had outstanding $8 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes is $8 million annually. The final scheduled payment of $8 million was made in January 2005.

                Certain of the Company’s loan agreements contain prepayment penalties. Borrowings under the Senior Notes and the credit agreement are secured only by capital stock of the Company’s subsidiaries.

Future minimum commitments relating to the Company’s contractual obligations at December 31, 2004 are as follows (in thousands):

	2005	2006	2007	After 2007	Total

Long-term indebtedness	$12,121	$41,892	$3,581	$13,830	$71,424
Operating leases	2,457	1,681	1,137	1,924	7,199
Employment contracts	2,199	1,500	1,214	994	5,907
Royalty agreement (a)	1,250	1,250	313		2,813
Purchase obligations (b)	3,844)	3,100			6,944

Total	$21,871	$49,423	$6,245	$16,748	$94,287

(a)
In addition to the minimum commitments shown here, the Royalty agreement provides for the Company to pay a royalty of 1% for the right to use certain patents related to slide-out systems commencing January 1, 2007 through the expiration of the patents, with payments subsequent to January 1, 2007 not to exceed $5 million.

(b) These contractual obligations include commitments for capital expenditures and other obligations.

                These commitments are described more fully in the Notes to the Consolidated Financial Statements.

                On January 28, 2005, corresponding with the final payment on the Senior Notes, the maximum borrowings under the Company’s credit agreement was increased to $55 million.

                On February 11, 2005, the Company consummated the refinancing of its line of credit with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the credit agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings from the credit agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest from 1% to 1.80%, currently 1.25%, depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

                Simultaneously, the Company consummated a three year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes.

                The credit agreement is, and the Senior Promissory Notes if and when issued will be, secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries in favor of the Lenders and Prudential on a pari passu basis.

CORPORATE GOVERNANCE

                The Company is in compliance with the corporate governance requirements of the Securities and Exchange Commission and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.drewindustries.com) and are updated periodically. The website also contains, or provides direct links to all SEC filings, press releases and investor presentations. The Company has also established a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns.

                The Company received notification in November from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that Drew’s corporate governance policies outranked 98.5 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

CONTINGENCIES

                Lippert is a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Riverside Division.

                Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunction relief.

                Management believes that the case has no merit, and Lippert is vigorously defending against the allegations in the complaint. In addition, Lippert asserted counterclaims against Plaintiff.

                Court-ordered mediation did not result in settlement. On February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which the Company believes could be less than $1 million based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. The court set a trial date of April 5, 2005.

                Lippert is a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. pending in the Superior Court of the State of California, County of San Bernardino (Case No. SCVSS 094954). Plaintiff, a former employee of Lippert, sustained injuries to his arm and hand while operating a power brake press, allegedly due to the removal or failure to provide guards on the machine.

                In December 2004, a jury rendered a verdict in favor of plaintiff that included compensatory damages of $464,000 and punitive damages of $4 million. Counsel for Lippert has advised the Company that, under California law, the award for punitive damages will most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million, although there can be no assurance of the final decision. Lippert intends to move for a new trial or appeal the verdict based on the advice of counsel for Lippert that the verdict is unsupported by the evidence. It is anticipated that a final decision by the court concerning the reduction of punitive damages will be reached shortly. In 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to this case.

                On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in The Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Keystone’s claim is for proportionate responsibility/contribution from Lippert in connection with a wrongful death action against defendants arising from an accident involving an RV allegedly manufactured by Keystone. Keystone alleges that Lippert supplied certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel has advised that, at this stage of the case, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, plaintiff’s expert could change his theory to focus on an alleged act or omission by Lippert. A co-defendant’s expert could also assert a theory of liability against Lippert. Plaintiffs  seek compensatory damages in excess of  $130 million  plus $25 million of  exemplary  damages from each defendant.  The case is in the discovery stage, and there has been no determination of liability. Lippert’s liability insurer has assigned counsel to defend Keystone’s claim against Lippert.

                    In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2004, would not be material to the Company’s financial position or annual results of operations.

CRITICAL ACCOUNTING POLICIES

                The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements. Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting policies.

Inventories

                Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory reserves may be required.

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

Income Taxes

                The Company’s tax provision is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company’s tax position. The Company’s accompanying Consolidated Balance Sheets include certain deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management’s estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon the Company’s forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recording of a valuation reserve. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

                The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value would be recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future. Actual results and events could differ significantly from management estimates.

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

Legal Contingencies

                The Company is subject to proceedings, lawsuits and other claims in the normal course of business. Each quarter, the Company formally evaluates pending proceedings, lawsuits and other claims with counsel. These contingencies require the judgment of management in assessing the likelihood of adverse outcomes and the potential range of probable losses. Liabilities for legal matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing information. Estimates of contingencies may change in the future due to new developments or changes in legal approach. Actual results and events could differ significantly from management estimates.

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

                The fair value of options granted before January 1, 2002 are not being charged against earnings since the Company is using the prospective method, as allowed under SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosures.”

                If the Company had charged compensation cost of options granted prior to January 1, 2002 to earnings, by using the modified prospective method under SFAS No. 148, net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$25,108	$19,423	$(14,598)
Add: Stock-based employee compensation expense for stock options included in reported net income (loss), net of related tax effects	550	122	6
Deduct: Total stock-based employee compensation expense for stock options determined under fair value method for all stock option awards, net of related tax effects	(799)	(409)	(392)

Pro forma net income (loss)	$24,859	$19,136	$(14,984)

Net income (loss) per common share:
Basic – as reported	$2.44	$1.92	$(1.49)
Basic – pro forma	$2.42	$1.90	$(1.53)

Diluted – as reported	$2.37	$1.88	$(1.46)
Diluted – pro forma	$2.35	$1.86	$(1.50)

Other Estimates

                The Company makes a number of other estimates and judgments in the ordinary course of business related to product returns, doubtful accounts, warranty obligations, lease terminations, asset retirement obligations, post-retirement benefits and contingencies. Establishing reserves for these matters requires management’s estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management’s current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

INFLATION

                The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003 and continuing into the second half of 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. Depending upon the type of steel purchased, steel costs are currently double or triple the levels they were prior to December 2003. Steel costs appear to have stabilized and further cost increases are not projected for 2005. In 2004, the Company has also received cost increases from suppliers of aluminum, vinyl and ABS resin. The Company experienced modest increases in its labor costs in 2004 and 2003 related to inflation.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                The Company is exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2004, the Company had $30.0 million of fixed rate debt. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2004, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $300,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

                At December 31, 2004, including borrowings of $34.7 million on its credit agreement, the Company had $41.4 million of variable rate debt. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to December 31, 2004, and outstanding borrowings of $41.4 million, future cash flows would be affected by $414,000 per annum.

                On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate (2.29% at December 31, 2004 based upon the November 15, 2004 reset date) plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525% plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date beginning February 15, 2005. The fair value of the swap was zero at inception. At December 31, 2004 the fair value of the interest rate swap was $97,000.

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

                Additional information required by this item is included under the caption “Inflation” in Item 7 of this Report.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Responsibility for Financial Statements

                We are responsible for the preparation and integrity of the consolidated financial statements appearing in the annual report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

                We are also responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

                Our control environment is the foundation for our system of internal controls over financial reporting and is embodied in our Guidelines for Business Conduct. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

                The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, internal audit and the independent auditors to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent auditors and internal audit report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

                We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.

                The Company acquired Zieman Manufacturing Company during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, Zieman Manufacturing Company’s internal control over financial reporting associated with total assets of $33 million and total revenue of $40 million as of and for the year ended December 31, 2004.

                KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

/s/ LEIGH J. ABRAMS	/s/ FREDRIC M. ZINN
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Drew Industries Incorporated:

                We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s Responsibility for Financial Statements, that Drew Industries Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

                A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                Drew Industries Incorporated acquired Zieman Manufacturing Company during 2004, and management excluded from its assessment of the effectiveness of Drew Industries Incorporated’s internal control over financial reporting as of December 31, 2004, Zieman Manufacturing Company’s internal control over financial reporting associated with total assets of $33 million and total revenue of $40 million as of and for the year ended December 31, 2004.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that Drew Industries Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Drew Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                As discussed in Note 3 to the consolidated financial statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

/s/ KPMG LLP

Stamford, Connecticut
March 14, 2005

Consolidated Statements of Income (In thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Net sales	$530,870	$353,116	$325,431
Cost of sales	414,491	266,435	246,844

Gross profit	116,379	86,681	78,587
Selling, general and administrative expenses	72,811	52,404	49,374
Other income	428

Operating profit	43,996	34,277	29,213
Interest expense, net	3,139	3,034	3,566

Income from continuing operations before income taxes
and cumulative effect of change in accounting principle	40,857	31,243	25,647
Provision for income taxes	15,749	11,868	9,883

Income from continuing operations before cumulative effect
of change in accounting principle	25,108	19,375	15,764
Discontinued operations (net of taxes)		48	(200)

Income before cumulative effect of change in accounting principle	25,108	19,423	15,564
Cumulative effect of change in accounting principle for goodwill (net of taxes of $2,743)			(30,162)

Net income (loss)	$25,108	$19,423	$(14,598)

Income (loss) per common share:
Income from continuing operations before cumulative
effect of change in accounting principle:
Basic	$2.44	$1.92	$1.61
Diluted	$2.37	$1.88	$1.57
Discontinued operations, net of taxes:
Basic			$(.02)
Diluted			$(.02)
Cumulative effect of change in accounting principle
for goodwill, net of taxes:
Basic			$(3.08)
Diluted			$(3.01)
Net income (loss):
Basic	$2.44	$1.92	$(1.49)
Diluted	$2.37	$1.88	$(1.46)

The accompanying notes are an integral part of these consolidated financial statements.
33

Consolidated Balance Sheets (In thousands, except shares and per share amount)

	December 31,

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$2,424	$8,781
Accounts receivable, trade, less allowances of
$1,526 in 2004 and $1,400 in 2003	26,099	14,844
Inventories	72,332	37,311
Prepaid expenses and other current assets	10,552	7,478

Total current assets	111,407	68,414
Fixed assets, net	99,781	72,211
Goodwill	16,755	12,333
Other intangible assets	6,070	4,953
Other assets	4,040	2,193

Total assets	$238,053	$160,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$12,121	$9,931
Accounts payable, trade	13,371	9,089
Accrued expenses and other current liabilities	28,711	19,694

Total current liabilities	54,203	38,714
Long-term indebtedness	59,303	24,825
Other long-term liabilities	2,503	2,912

Total liabilities	$116,009	$66,451

Stockholders’ equity
Common stock, par value $.01 per share: authorized
20,000,000 shares; issued 12,459,853 shares in 2004 and
12,353,168 shares in 2003	125	124
Paid-in capital	35,914	32,691
Retained earnings	105,413	80,305
Accumulated other comprehensive income	59

	141,511	113,120
Treasury stock, at cost -2,149,325 shares in 2004 and 2003	(19,467)	(19,467)

Total stockholders’ equity	122,044	93,653

Total liabilities and stockholders’ equity	$238,053	$160,104

The accompanying notes are an integral part of these consolidated financial statements.
34

Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$25,108	$19,423	$(14,598)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Cumulative effect of change in accounting principle
for goodwill, net of taxes			30,162
Discontinued operations, net of taxes		(48)	200

Income from continuing operations	25,108	19,375	15,764
Depreciation and amortization	9,300	7,863	7,332
Deferred taxes	(1,394)	383	1,748
Loss on disposal of fixed assets	828	92	125
Stock based compensation expense	1,113	411	83
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(6,127)	(1,001)	(2,476)
Inventories	(28,447)	218	(11,501)
Prepaid expenses and other assets	2,232	2,524	(4,542)
Accounts payable, accrued expenses and other liabilities	6,267	926	4,534

Net cash flows provided by continuing
operating activities	8,880	30,791	11,067
Income (loss) from discontinued operations		48	(200)
Changes in discontinued operations		702	1,333

Net cash flows provided by operating activities	8,880	31,541	12,200
Cash flows from investing activities:
Capital expenditures	(27,058)	(5,073)	(10,538)
Acquisition of company’;s business	(21,388)	(7,397)	(2,070)
Proceeds from sales of fixed assets	369	78	595
Other	(343)

Net cash flows used for investing activities	(48,420)	(12,392)	(12,013)
Cash flows from financing activities:
Proceeds from credit agreement and other borrowings	221,846	31,550	77,350
Repayments under credit agreement and other borrowings	(190,418)	(45,949)	(81,866)
Exercise of stock options	2,111	3,715	3,348
Other	(356)		106

Net cash flows provided by (used for) financing activities	33,183	(10,684)	(1,062)

Net (decrease) increase in cash	(6,357)	8,465	(875)
Cash and cash equivalents at beginning of year	8,781	316	1,191

Cash and cash equivalents at end of year	$2,424	$8,781	$316

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest on debt	$3,228	$3,071	$3,895
Income taxes, net of refunds	$15,053	$9,449	$10,038

The accompanying notes are an integral part of these consolidated financial statements.
35

Consolidated Statements of Stockholders’ Equity (In thousands, except shares)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance -December 31, 2001	$118	$25,079	$75,480	$—	$(19,467)	$81,210
Net loss			(14,598)			(14,598)
Issuance of 264,710 shares of common stock pursuant to stock option plan	3	2,877				2,880
Income tax benefit relating to issuance of common stock pursuant to stock option plan		468				468
Stock based compensation expense		144				144

Balance -December 31, 2002	121	28,568	60,882	—	(19,467)	70,104
Net income			19,423			19,423
Issuance of 268,380 shares of common stock pursuant to stock option plan	3	2,848				2,851
Income tax benefit relating to issuance of common stock pursuant to stock option plan		864				864
Stock based compensation expense		411				411

Balance -December 31, 2003	124	32,691	80,305	—	(19,467)	93,653
Net income			25,108			25,108
Unrealized gain on interest rate swap, net of taxes				59		59

Comprehensive income						25,167
Issuance of 106,685 shares of common stock pursuant to stock option plan	1	1,280				1,281
Income tax benefit relating to issuance of common stock pursuant to stock option plan		830				830
Stock based compensation expense		1,113				1,113

Balance -December 31, 2004	$125	$35,914	$105,413	$59	$(19,467)	$122,044

The accompanying notes are an integral part of these consolidated financial statements.
36

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

                The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries. Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”), and Lippert Components, Inc. and its subsidiaries (“Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles (“RVs”) and manufactured homes (“MHs”), and to a lesser extent specialty trailers for leisure products. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

                Manufactured products include vinyl and aluminum windows and doors, chassis, chassis parts, RV slide- out mechanisms and related power units, electric stabilizer jacks, and bath and shower units. The axle and tire refurbishing business of Lippert Tire and Axle, Inc. (“LTA”), the Company’s wholly-owned subsidiary, was discontinued. The last of LTA’s operations was sold in January 2003.

                Approximately 65 percent of the Company’s sales in 2004 were made by its RV products segment and 35 percent were made by its MH products segment. At December 31, 2004, the Company operated 50 plants in 18 states and one plant in Canada.

Cash and Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which consist of money market funds, are recorded at cost which approximates market value. At December 31, 2004, the Company had $2,109,000 in restricted cash, primarily related to an Industrial Revenue Bond entered into by the Company in October 2004.

Accounts Receivable

                Accounts Receivable are stated at the historical carrying amount, net of write-offs and allowances. The Company establishes allowances based upon historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

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

Income Taxes

                The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Goodwill and Other Intangible Assets

                 Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2004 and 2003, goodwill that arose from acquisitions was $16,755,000 and $12,333,000, respectively. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if certain circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Impairment of Long-Lived Assets

                The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a uniform accounting model for long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. In 2004, the Company recorded a charge to operations of $513,000 related to impairments of long lived assets, and an additional charge to operations of $377,000 related to lease terminations, both of which are recorded in cost of sales in the Consolidated Statements of Income. In 2003, the Company recorded a charge to operations of $80,000 related to impairments of long lived assets which is recorded in cost of sales in the Consolidated Statements of Income. There were no impairments of long-lived assets in 2002.

Financial Instruments

                The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company’s borrowings under its credit agreement and other variable rate borrowings approximate the book value due to their floating rate interest rate terms. The fair value of the Company’s senior notes and other fixed rate borrowings are estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company’s interest rate swap is based upon prevailing market values for similar instruments.

Stock Options

                In 2002, the Company adopted the fair value method of accounting for stock options as contained in SFAS No. 123,“Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company is utilizing the prospective method under SFAS No. 148,“Accounting for Stock-Based Compensation - Transition and Disclosures.” All employee stock options granted after January 1, 2002 are being expensed on a straight line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. This resulted in charges to operations of $894,000, $197,000 and $10,000 for the years ended December 31, 2004, 2003 and 2002, respectively, relating to options for 449,000 shares granted between 2002 and 2004.

                The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	3.54%	3.30%	3.14%
Expected volatility	34.7%	32.5%	37.5%
Expected life	5.2 years	4.8 years	5.0 years
Contractual life	6.0 years	6.0 years	6.0 years
Dividend yield	N/A	N/A	N/A
Fair value of options granted	$11.81	$8.62	$5.96

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

	Year Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$25,108	$19,423	$(14,598)
Add: Stock-based employee compensation
expense for stock options included in reported net
income (loss), net of related tax effects	550	122	6
Deduct: Total stock-based employee compensation expense for stock options determined under fair value method for all stock option awards, net of related tax effects	(799)	(409)	(392)

Pro forma net income (loss)	$24,859	$19,136	$(14,984)

Net income (loss) per common share:
Basic – as reported	$2.44	$1.92	$(1.49)
Basic – pro forma	$2.42	$1.90	$(1.53)

Diluted – as reported	$2.37	$1.88	$(1.46)
Diluted – pro forma	$2.35	$1.86	$(1.50)

Revenue Recognition

                The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, and the sales price is fixed or determinable.

Shipping and Handling Costs

                The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $19,332,000, $14,621,000 and $13,473,000 in 2004, 2003 and 2002, respectively.

Use of Estimates

                The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, doubtful accounts, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards

                In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under its stock option plan. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 for grants prior to January 1, 2002 will be recorded in the consolidated income statement. The implementation of SFAS No. 123R is expected to have an impact on earnings of less than $75,000 in both 2005 and 2006 for options granted prior to January 1, 2002.

2. SEGMENT REPORTING

                The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. The MH segment manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts, and thermo-formed bath and shower units. Intersegment sales are insignificant. Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman, the specialty trailer business of Zieman has been added to the RV segment. Other than sales of specialty trailers, which aggregated approximately $17.5 million in 2004, sales to industries other than manufacturers of RVs and MHs are not significant.

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

Information relating to segments follows (in thousands):

	Segments			Corporate and Other	Intangibles	Total

	RV	MH	Total

Year ended December 31, 2004
Revenues from external
customers(a)	$347,584	$183,286	$530,870			$530,870
Segment operating profit (loss)	31,832	18,547	50,379	$(5,351)	$(1,032)	43,996
Segment assets(b)	120,974	77,196	198,170	16,301	23,582	238,053
Expenditures for long-lived
assets(c)	25,466	13,377	38,843	36		38,879
Depreciation and amortization	4,196	4,043	8,239	29	1,032	9,300

Year ended December 31, 2003
Revenues from external
customers(a)	$219,505	$133,611	$353,116			$353,116
Segment operating profit (loss)	24,779	14,358	39,137	$(4,078)	$(782)	34,277
Segment assets(b)	69,158	55,172	124,330	17,822	17,952	160,104
Expenditures for long-lived
assets(c)	3,725	1,798	5,524	26		5,550
Depreciation and amortization	3,055	4,007	7,062	19	782	7,863

Year ended December 31, 2002
Revenues from external
customers(a)	$171,094	$154,337	$325,431			$325,431
Segment operating profit (loss)	16,162	16,900	33,062	$(3,103)	$(746)	29,213
Segment assets(b)	61,320	62,804	124,124	12,543	8,729	145,396
Expenditures for long-lived
assets(c)	3,781	7,475	11,256	16		11,272
Depreciation and amortization	2,795	3,774	6,569	17	746	7,332

a)
One customer of the RV segment accounted for 22 percent, 23 percent and 20 percent of the Company’s consolidated net sales in the years ended December 31, 2004, 2003, and 2002, respectively. Another customer of the RV segment accounted for 12 percent and 11 percent of the Company’s consolidated net sales in the years ended December 31, 2004 and 2003, respectively. One customer of both segments accounted for 12 percent of the Company’s consolidated net sales in each of the three years ended December 31, 2004.

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

c)
Segment expenditures for long-lived assets include capital expenditures and fixed assets purchased as part of the acquisition of companies and businesses. The Company purchased $11,821,000, $477,000 and $734,000 of fixed assets as part of the acquisitions of businesses in 2004, 2003 and 2002, respectively. Expenditures for other long-lived assets, goodwill and other intangible assets are not included in the segment since they are not considered in the measurement of each segment’s performance.

Product revenue was as follows (in thousands):

	2004	2003

Recreational Vehicles:
Chassis and chassis parts	$153,861	$97,839
Windows, doors and screens	98,040	78,599
Slide-out mechanisms	65,581	37,569
Specialty trailers	17,231	561
Other	12,871	4,937

	347,584	219,505

Manufactured Housing:
Windows, doors and screens	80,222	75,962
Chassis and chassis parts	68,606	36,385
Shower and bath units	17,159	15,734
Other	17,299	5,530

	183,286	133,611

Net Sales	$530,870	$353,116

3. ACQUISITIONS, GOODWILL, INTANGIBLE ASSETS AND DISCONTINUED OPERATIONS

Acquisition of Zieman

                On May 4, 2004, the Company acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable recreational vehicles and manufactured homes. The purchase price was $21.4 million, plus $5.2 million of Zieman’s debt which the Company assumed. The purchase price was funded with borrowings under the Company’s credit agreement. Zieman had 10 plants in 4 states in the western United States.

                The results of the acquired Zieman business have been included in the Company’s Consolidated Statement of Income beginning May 4, 2004. Zieman’s sales for its fiscal year ended December 31, 2003 were approximately $42 million, and for the year ended December 31, 2004 Zieman’s sales were approximately $58 million, including $40 million subsequent to its acquisition by the Company. In 2003, Zieman had approximately $12 million in sales of RV chassis and chassis parts, approximately $19 million in sales of marine and leisure trailers and $11 million of MH chassis and chassis parts. The operations of Zieman are being integrated with those of Lippert. The production processes and raw materials used by Zieman are substantially similar to those of Lippert, and it is expected that the operating margins achieved by this newly-acquired business will, over time, approximate those achieved by Lippert.

                Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$19,644
Identifiable intangible assets	2,600
Goodwill	4,384

Total consideration	26,628
Less: Debt assumed	(5,240)

Total cash consideration	$21,388

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

                On October 3, 2003, the Company acquired certain assets and liabilities of Indiana-based ET&T Frames, Inc. (“ET&T”), with annual sales of approximately $7 million. ET&T manufactures chassis primarily for specialty trailer units, consisting of park models, office units, cargo trailers and, to a lesser extent, chassis for towable recreational vehicles. This acquisition represented an expansion of Drew’s chassis manufacturing business into specialty chassis. The $3.6 million purchase price included the accounts receivable and certain inventory and fixed assets of ET&T. Production of ET&T’s products was immediately transferred to the Company’s existing factories, without adding any overhead. The purchase price was funded with Drew’s available cash.

                Total consideration for the LTM and ET&T acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$739
Identifiable intangible assets	1,330
Goodwill	5,328

Total cash consideration	$7,397

                In 2002, the Company acquired, for $1.4 million, the business of a manufacturer of RV chassis, which had approximately $7 million of annual sales. Production for these newly acquired accounts has been integrated into the Company’s existing factories.

Goodwill and Other Intangible Assets

                Other intangible assets consist of the following at December 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net	Estimated Useful Life in Years

Non-compete agreements	$549	$350	$199	5 to 7
Customer relationships	2,700	424	2,276	8 to 12
Tradenames	800	108	692	7
Patents	795	65	730	8 to 12

			3,897
Royalty agreement(a)			2,173

Other intangible assets			$6,070

Other intangible assets consist of the following at December 31, 2003(in thousands):

	Gross	Accumulated Amortization	Net	Estimated Useful Life in Years

Non-compete agreements	$2,480	$2,088	$392	5 to 7
Customer relationships	900	41	859	8
Patents	452	9	443	12

			1,694
Royalty agreement(a)			3,259

Other intangible assets			$4,953

a)
In February 2003, the Company entered into an agreement for a non-exclusive license for certain patents related to slide-out-systems. Royalties are payable on an annual declining percentage of sales of certain slide-out systems produced by the Company, with a minimum annual royalty of $1,000,000 for 2002 and annual minimum royalties of $1,250,000 for 2003 through 2006. The agreement also provides for the Company to pay a royalty of 1% commencing January 1, 2007 through the expiration of the patents, with payments subsequent to January 1, 2007 not to exceed $5 million. At December 31, 2004, the Company has a liability of $2,624,000 relating to the present value of the remaining minimum royalties, classified in the Balance Sheet in accrued expenses and other current liabilities ($1,119,000) and other long term liabilities ($1,505,000). The royalty agreement asset was reduced by $1,086,000 in each of 2004 and 2003. Payments of $1,250,000 and $938,000 were made in 2004 and 2003, respectively. The balance due of $312,000 for 2004 was paid in January 2005. At December 31, 2003, the Company had a liability of $3,673,000 relating to the present value of the remaining minimum royalties, classified in the Balance Sheet in accrued expenses and other current liabilities ($1,049,000) and other long term liabilities ($2,624,000). The expense related to the royalty agreement asset is classified in the Consolidated Statement of Income in Cost of Sales. In addition, the Company recorded $201,000 and $228,000 of interest expense related to the accretion of the minimum royalty payments liability for 2004 and 2003, respectively.

                Amortization expense related to intangible assets (excluding goodwill) amounted to $740,000, $472,000 and $409,000 for 2004, 2003 and 2002, respectively. Estimated amortization expense for the next five fiscal years is as follows: $839,000 (2005), $735,000 (2006), $596,000 (2007), $471,000 (2008) and $365,000 (2009).

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

                Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - January 1, 2003	$3,161	$3,882	$7,043
Acquisitions in 2003		5,290	5,290

Balance - December 31, 2003	3,161	9,172	12,333
Acquisitions in 2004	40	4,344	4,384
Other		38	38

Balance - December 31, 2004	$3,201	$13,554	$16,755

                The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2004. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2005, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Discontinued Operations

                The axle and tire refurbishing business of LTA did not perform well from 2000 through 2002, primarily due to increased competition and the decline in the manufactured housing industry, which severely affected operating margins. By January 2003, the axle and tire business of LTA had ceased operation. As a result, the axle and tire refurbishing business is classified as discontinued operations in the Consolidated Financial Statements pursuant to SFAS No. 144. Discontinued operations are presented net of tax expense (benefit) of $26,000 and $(102,000) for the years ended December 31, 2003 and 2002.

                The proceeds from the disposition of all other significant assets of LTA’s axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, were collected in January 2003 and resulted in a small gain. The discontinued axle and tire refurbishing business had previously been included in the Company’s MH segment, and had revenues of $11.2 million in 2002.

4.             INVENTORIES

                Inventories consist of the following (in thousands):

	December 31,

	2004	2003

Finished goods	$10,816	$7,438
Work in process	2,112	1,165
Raw materials	59,404	28,708

Total	$72,332	$37,311

5. FIXED ASSETS Fixed assets, at cost, consist of the following (in thousands):

	December 31,		Estimated Useful Life in Years

	2004	2003

Land	$12,362	$6,897
Buildings and improvements	60,423	54,329	10 to 39
Leasehold improvements	1,438	1,616	2 to 11
Machinery and equipment	47,187	39,342	3 to 10
Transportation equipment	3,113	2,452	3 to 7
Furniture and fixtures	4,997	4,432	3 to 10
Construction in progress	14,013	419

	143,533	109,487
Less accumulated depreciation
and amortization	43,752	37,276

Fixed assets, net	$99,781	$72,211

Depreciation and amortization of fixed assets consists of (in thousands):

	Year Ended December 31,

	2004	2003	2002

Charged to cost of sales	$7,115	$6,354	$5,604
Charged to selling, general and
administrative expenses	1,132	726	694

Total	$8,247	$7,080	$6,298

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Accrued employee compensation and fringes	$16,497	$12,033
Accrued expenses and other	12,214	7,661

Total	$28,711	$19,694

7.             RETIREMENT AND OTHER BENEFIT PLANS

                The Company has discretionary defined contribution profit sharing plans covering substantially all eligible employees. The Company contributed $1,105,000, $994,000 and $914,000 to these Plans during the years ended December 31, 2004, 2003 and 2002, respectively.

8.             LONG-TERM INDEBTEDNESS

                Long-term indebtedness consists of the following (in thousands):

	December 31,

	2004	2003

Senior Notes payable at the rate of $8,000 per annum
on January 28, with interest payable semi-annually at
the rate of 6.95% per annum, final payment due
January 28, 2005	$8,000	$16,000
Notes payable pursuant to a credit agreement expiring
April 30, 2006 consisting of a line of credit, not to
exceed $45,000 at December 31, 2004 and $30,000 at
December 31, 2003; interest at prime rate or LIBOR plus a
rate margin based upon the Company’s performance(a) (b)	34,725
Industrial Revenue Bonds, interest rates at December 31,
2004 of 2.15% to 6.28%, due 2008 through 2017; secured
by certain real estate and equipment	10,917	7,858
Real estate mortgage payable at the rate of $70 per month
with a balloon payment of $3,371 in May 2006, interest
at 9.03% per annum	4,035	4,484
Other loans primarily secured by certain real estate and
equipment, due 2005 to 2011, with fixed rates of
5.18% to 9.31%	9,183	2,569
Other loans primarily secured by certain real estate and
equipment, due 2006 to 2016, with variable rates of
3.75% to 7.00%	4,564	3,845

	71,424	34,756
Less current portion	12,121	9,931

Total long-term indebtedness	$59,303	$24,825

(a)
The weighted average interest rate on these borrowings, including the affect of the interest rate  swap noted below, was 4.66% at December 31, 2004. Pursuant to the performance schedule, the  interest rate on LIBOR loans was LIBOR plus 1.5 percent at December 31, 2004 and 2003.

(b)	As of December 31, 2004 and 2003, the Company had letters of credit of $5.3 million and $2.9 million outstanding under this credit agreement, respectively.
46

                Pursuant to the Senior Notes, the credit agreement, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At December 31, 2004, the Company was in compliance with all such requirements, except for one covenant pursuant to the Senior Notes and the credit agreement related to capital expenditures. A waiver was obtained for the credit agreement, and the Senior Notes were paid off in January 2005 in accordance with their original terms. Certain of the Company’s loan agreements contain prepayment penalties. Borrowings under the Senior Notes and the credit agreement are secured only by capital stock of the Company’s subsidiaries.

                On May 4, 2004, simultaneous with the acquisition of Zieman, the maximum borrowing under the credit agreement was increased from $30 million to $50 million and the expiration date of the credit agreement was extended until April 30, 2006. In addition, the commitment fee was reduced to 1/4 of one percent per annum from 3/8 of one percent per annum, on the daily unused amount. On June 24, 2004, the maximum borrowing under the credit agreement was increased from $50 million to $54 million through July 30, 2004, and increased again, to $55 million, on August 31, 2004, to meet the seasonally high cash flow needs of the Company. The maximum borrowing under the credit agreement automatically reduced to $50 million on October 31, 2004 and $45 million on November 30, 2004.

                On January 28, 2005, corresponding with the final payment on the Senior Notes, the maximum borrowings under the Company’s credit agreement was increased to $55 million.

                On February 11, 2005, the Company consummated the refinancing of its line of credit with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the credit agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings from the credit agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest at from 1% to 1.80%, currently 1.25%, depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

                Simultaneously, the Company consummated a three year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes.

                The credit agreement is, and the Senior Promissory Notes if and when issued will be, secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries in favor of the Lenders and Prudential on a pari passu basis.

                The Company has unsecured letters of credit outstanding, unrelated to the credit agreement, which aggregate $3.8 million and $1.7 million at December 31, 2004 and 2003, respectively.

                In connection with the acquisition of Zieman, the Company assumed $5.2 million of Zieman’s debt. Included in Zieman’s debt was a line of credit for $2.5 million, which was repaid on October 29, 2004. The remaining debt of Zieman consists of Industrial Revenue Bonds, real estate mortgages and other loans.

The amount of maturities of long-term indebtedness are as follows (in thousands):

2005	$12,121
2006	41,892
2007	3,581
2008	5,115
2009	2,714
Thereafter	6,001

71,424
Less current portion	12,121

Total long-term indebtedness	$59,303

                On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525% plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each quarterly reset date beginning February 15, 2005. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the credit agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap at December 31, 2004 was $59,000, net of a taxes of $38,000.

                The Company believes the interest rates on instruments similar to its debt approximate the rates paid by the Company. Therefore, the book value of such debt approximates fair value at December 31, 2004 and 2003.

9.             INCOME TAXES

                The income tax provision in the Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$14,655	$10,009	$7,137
State	2,487	1,476	998
Deferred:
Federal	(1,114)	516	1,475
State	(279)	(133)	273

Total income tax provision	$15,749	$11,868	$9,883

The provision for income taxes differs from the amount computed by applying the Federal statutory rate to income before income taxes for the following reasons (in thousands):

	Year Ended December 31,

	2004	2003	2002

Income tax at Federal statutory rate	$14,300	$10,935	$8,976
State income taxes, net of Federal income tax benefit	1,435	873	826
Non-deductible expenses	152	90	79
Other	(138)	(30)	2

Provision for income taxes	$15,749	$11,868	$9,883

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Accounts receivable	$722	$465
Inventories	1,330	885
Goodwill and other assets	3,638	4,055
Accrued insurance	1,806	764
Employee benefits	1,324	836
Other	1,502	711

Total deferred tax assets	10,322	7,716

Deferred tax liabilities:
Fixed assets	4,354	3,920
Other	38

Total deferred tax liabilities	4,392	3,920

Net deferred tax asset	$5,930	$3,796

                The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2004 will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

                Tax benefits on stock option exercises of $830,000, $864,000 and $468,000 were credited directly to stockholders’ equity for 2004, 2003 and 2002, respectively, relating to stock options granted prior to January 1, 2002.

                Net deferred tax assets are classified in the Consolidated Balance Sheets as follows (in thousands):

	December 31,

	2004	2003

Prepaid expenses and other current assets	$6,585	$3,547
Other assets		249
Other long-term liabilities	(655)

	$5,930	$3,796

                Also, included in prepaid expenses and other current assets are Federal income tax refunds receivable of $572,000 and $852,000 at December 31, 2004 and 2003, respectively.

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

Future minimum lease payments under operating leases at December 31, 2004 are summarized as follows (in thousands):

2005	$2,457
2006	1,681
2007	1,137
2008	886
2009	528
Thereafter	510

Total lease obligations	$7,199

                Rent expense was $4,855,000, $4,896,000 and $4,608,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                In 2001, the Company entered into a sale and leaseback of equipment which contained an option to repurchase such equipment for $1,554,000 in 2004. The Company exercised the option and repurchased the equipment in 2004.

                The Company has employment contracts with eight of its employees and four consultants, which expire on various dates through May 2009. The minimum commitments under these contracts are $2,199,000 in 2005, $1,500,000 in 2006, $1,214,000 in 2007, $763,000 in 2008 and $231,000 in 2009. In addition, the contracts with three of the employees, and an arrangement with one other employee of the Company, provide for incentives to be paid based on a percentage of profits, as defined.

Purchase Commitments

                On October 8, 2004, the Company entered into an agreement to purchase approximately 37 acres of land and several buildings consisting of approximately 468,000 sq. ft. of manufacturing and office space. The purchase price is $6.2 million, payable $0.5 million upon signing the agreement and $2.6 million upon the current tenant vacating the property. Both payments will be paid into escrow until the final payment of $3.1 million is made on January 2, 2006 when title will pass to the Company. Until the closing, which is subject to the completion of environmental due diligence and other conditions, the Company will lease such property from the owner as the current tenant vacates the property. The property is owned by a primary owner of a significant customer of the Company. This space will primarily be used to consolidate existing office space and manufacturing capacity from other leased facilities, as well as to provide manufacturing capacity for new product developments.

Litigation

                Lippert is a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Riverside Division.

                Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunction relief.

                Management believes that the case has no merit, and Lippert is vigorously defending against the allegations in the complaint. In addition, Lippert asserted counterclaims against Plaintiff.

                Court-ordered mediation did not result in settlement. On February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which the Company believes could be less than $1 million based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. The court set a trial date of April 5, 2005.

                Lippert is a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. pending in the Superior Court of the State of California, County of San Bernardino (Case No. SCVSS 094954). Plaintiff, a former employee of Lippert, sustained injuries to his arm and hand while operating a power brake press, allegedly due to the removal or failure to provide guards on the machine.

                In December 2004, a jury rendered a verdict in favor of plaintiff that included compensatory damages of $464,000 and punitive damages of $4 million. Counsel for Lippert has advised the Company that, under California law, the award for punitive damages will most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million, although there can be no assurance of the final decision. Lippert intends to move for a new trial or appeal the verdict based on the advice of counsel for Lippert that the verdict is unsupported by the evidence. It is anticipated that a final decision by the court concerning the reduction of punitive damages will be reached shortly. In 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to this case.

                On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in The Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Keystone’s claim is for proportionate responsibility/contribution from Lippert in connection with a wrongful death action against defendants arising from an accident involving an RV allegedly manufactured by Keystone. Keystone alleges that Lippert supplied certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel has advised that, at this stage of the case, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, plaintiff’s expert could change his theory to focus on an alleged act or omission by Lippert. A co-defendant’s expert could also assert a theory of liability against Lippert. Plaintiffs seek compensatory damages in excess of $130 million plus $25 million of exemplary damages from each defendant. The case is in the discovery stage, and there has been no determination of liability. Lippert’s liability insurer has assigned counsel to defend Keystone’s claim against Lippert.

                    In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2004, would not be material to the Company’s financial position or annual results of operations.

Other Income

                In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material, and simultaneously entered into an equipment lease and a license agreement with the buyer. The lease is still not effective, as the lessor has not yet provided operational equipment and tooling. If operational equipment is properly installed, the Company plans to use the new composite material to produce certain bath products for the manufactured housing, modular housing, and recreational vehicle industries on an exclusive, royalty-free basis, to compete against fiberglass bath products in these industries. The Company will also have the right to use the new composite material on a royalty-free, non-exclusive basis to manufacture various other products for the manufactured housing, modular housing, and recreational vehicle industries.

                The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The Company had a minimal basis in the intellectual property sold. In 2004 the Company received payments aggregating approximately $.5 million, and recorded a pre-tax gain on sale of $428,000. The note bears interest at increasing annual interest rates, and is secured by a lien on the intellectual property rights sold, a right of offset against the lease, and a guaranty. The note is convertible at the Company’s option into an equity interest in the new venture that the buyer has formed to promote this process. Additional gains, if any, will be recorded as payments on the $3.5 million balance of the note are received. In January 2005, the Company received a scheduled payment on the note of $500,000 plus interest.

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

                In 2004 and 2003, pursuant to the 2002 Equity Plan, the Company awarded 6,418 and 12,503 deferred stock units, respectively, to certain directors in lieu of cash fees earned by such directors. The number of deferred stock units awarded is determined by dividing 115% of the fee earned by the closing price of the Common Stock on the date the fees were earned. The deferral period is generally two years from the date of the election to defer, unless extended. In 2004, the Company issued 4,405 shares of restricted stock in accordance with the performance-based incentive compensation of an employee, pursuant to an employment agreement.

Transactions in stock options and deferred stock units under the 2002 Equity Plan and the Prior Plan are summarized as follows:

	Deferred Stock Units		Stock Options

	Number of Shares	Stock Price at Date of Issuance	Number of Option Shares	OptionPrice

Outstanding at December 31, 2001			1,106,910
Issued	4,604	$13.74–$16.30
Granted			20,000	$15.75
Exercised			(264,710)	$ 5.68 – $12.48

Outstanding at December 31, 2002	4,604		862,200
Issued	12,503	$15.17–$25.56
Granted			396,500	$25.56 – $27.60
Exercised			(268,380)	$8.81 – $12.50
Canceled			(6,000)	$8.81 – $12.50

Outstanding at December 31, 2003	17,107		984,320
Issued	6,418	$27.80–$41.01
Granted			32,500	$32.30 – $32.31
Exercised			(102,280)	$8.81 – $25.56
Canceled			(6,900)	$9.10 – $25.56

Outstanding at December 31, 2004	23,525	$13.74–$41.01	907,640	$5.68 – $32.31

Exercisable at December 31, 2004			486,840	$5.68 – $27.60

                The number of shares available for granting awards under the 2002 Equity Plan was 456,636 and 493,059 at December 31, 2004 and 2003, respectively.

                The following table summarizes information about stock options outstanding at December 31, 2004:

Option Exercise Price	Shares Outstanding	Option Remaining Life (Years)	Shares Exercisable

$5.68	15,000	1.0	15,000
$8.81	100,900	0.9	100,900
$9.10	174,840	2.9	78,240
$9.20	15,000	1.0	15,000
$9.25	15,000	2.0	15,000
$9.31	150,000	0.9	150,000
$11.63	3,000	0.3	3,000
$15.75	20,000	4.0	20,000
$25.56	356,400	4.9	64,700
$27.60	25,000	5.0	25,000
$32.30	25,000	6.0	—
$32.31	7,500	5.9	—

Outstanding stock options expire in five to six years from the date they are granted; options vest over service periods that range from one to five years.
53

Weighted Average Common Shares Outstanding The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Year Ended December 31

	2004	2003	2002

Weighted average shares outstanding for
basic earnings per share	10,281,611	10,075,406	9,789,513
Common stock equivalents pertaining to:
Stock options	317,759	221,502	219,114

Total for diluted shares	10,599,370	10,296,908	10,008,627

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) Interim unaudited financial information follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Year Ended December 31, 2004
Net sales	$108,023	$141,687	$148,830	$132,330	$530,870
Gross profit	24,879	32,560	32,902	26,038	116,379
Income from continuing operations
before income taxes	9,823	13,362	12,174	5,498	40,857
Net income	5,992	8,151	7,514	3,451	25,108
Net income per common share:
Basic	.58	.79	.73	.33	2.44
Diluted	.57	.77	.71	.33	2.37

Stock Market Price
High	$39.78	$41.68	$40.85	$36.60	$41.68
Low	$27.21	$34.76	$32.45	$31.27	$27.21
Close (at end of quarter)	$35.08	$40.70	$35.85	$36.17	$36.17
54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Year Ended December 31, 2003
Net sales	$80,827	$89,410	$96,107	$86,772	$353,116
Gross profit	17,950	22,883	25,470	20,378	86,681
Income from continuing operations	5,138	8,778	10,768	6,559	31,243
Discontinued operations	138	—	—	(90)	48
Net income	3,266	5,345	6,582	4,230	19,423
Net income per common share:
Income from continuing operations
Basic	.31	.53	.65	.42	1.92
Diluted	.31	.52	.64	.41	1.88
Discontinued operations
Basic	.02	—	—	—	—
Diluted	.01	—	—	—	—
Net income
Basic	.33	.53	.65	.42	1.92
Diluted	.32	.52	.64	.41	1.88

Stock Market Price(a)
High	$16.24	$18.25	$19.10	$28.28	$28.28
Low	$14.95	$15.01	$17.90	$18.69	$14.95
Close (at end of quarter)	$15.21	$18.20	$18.51	$27.80	$27.80

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

Item 9A.  CONTROLS AND PROCEDURES.

                (a)           Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-14(c) under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures.

                As of the end of the period covered by this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the

55

Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

                The Company acquired Zieman Manufacturing Company during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, Zieman Manufacturing Company’s internal control over financial reporting associated with total assets of $33 million and total revenue of $40 million as of and for the year ended December 31, 2004.

                (b)           Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

                None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                Information with respect to the Company’s Directors and Executive Officers is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005 (“2005 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

                Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2005 Proxy Statement and from the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act” in Part I of this Report.

                The Company has adopted Governance Principles, Guidelines for Business Conduct, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charter and Key Practices of the Company’s Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, are available on the Company’s website at www.drewindustries.com. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, Drew Industries Incorporated, 200 Mamaroneck Avenue, White Plains, New York 10601.

                If the Company makes any substantive amendment to the Code of Ethics or the Guidelines for Business Conduct, or grants a waiver to a Director or Executive Officer from a provision of the Code of Ethics or the Guidelines for Business Conduct, the Company will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K. There have been no waivers to Directors or Executive Officers of any provisions of the Code of Ethics or the Guidelines for Business Conduct.

Item 11. EXECUTIVE COMPENSATION.

                The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. – Election of Directors – Executive Compensation” and “Compensation of Directors” in the Company’s 2005 Proxy Statement.

56

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2005 Proxy Statement.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

                The information required by this item is incorporated by reference from the information contained under “Proposal 2. Appointment of Auditors” in the Company’s 2005 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

                     (a)           Documents Filed:

(1) Financial Statements.

(2) Schedules. Schedule II - Valuation and Qualifying Accounts.

(3) Exhibits. See Item 15 (c) - “List of Exhibits” incorporated herein by reference.

(b) Exhibits – List of Exhibits.

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

10.	Material Contracts.

10.135	Description of split dollar life insurance plan for certain executive officers.

10.164	Executive Employment and Non-Competition Agreement, dated January 2, 2004, by and between Lippert Components, Inc.and L. Douglas Lippert.
57

10.194	Drew Industries Incorporated 2002 Equity Award and Incentive Plan.

10.195	License Agreement, dated February 28, 2003, by and among Versa Technologies, Inc., VT Holdings II, Inc. and Engineered Solutions LP, and Lippert Components, Inc.

10.196	Employment Agreement by and between Lippert Components, Inc. and Jason D. Lippert, effective February 5, 2003.

10.197	Change of Control Agreement by and between Fredric M. Zinn and Registrant, dated September 12, 2003.

10.198
Amended and Restated Credit Agreement dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., KeyBank, National Association, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A.,individually and as Administrative Agent.

10.199
Amended and Restated Subsidiary Guarantee Agreement dated as of February 11, 2005 by and among Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, Lippert Components Texas Limited Partnership, BBD Realty Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., Coil Clip, Inc., Zieman Manufacturing Company, with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.

10.200
Amended and Restated Company Guarantee Agreement dated as of February 11, 2005 by and among Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.

10.201
Amended and Restated Subordination Agreement dated as of February 11, 2005 by and among Kinro, Inc., Lippert Tire & Axle, Inc., Lippert Components, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Lippert Components of Canada, Inc., Coil Clip, Inc., Zieman Manufacturing Company, Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, BBD Realty Texas Limited Partnership, Lippert Components Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.202
Amended and Restated Pledge Agreement dated as of February 11, 2005 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Components, Inc., Lippert Holding, Inc., with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.203
Revolving Credit Note dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., payable to the order of JPMorgan Chase Bank, N.A. in the principal amount of Twenty-Five Million ($25,000,000) Dollars.

10.204
Revolving Credit Note dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., payable to the order of KeyBank National Association in the principal amount of Twenty Million ($20,000,000) Dollars.

10.205
Revolving Credit Note dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., payable to the order of HSBC USA , National Association in the principal amount of Fifteen Million ($15,000,000) Dollars.

58

10.206	Note Purchase and Private Shelf Agreement dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., Drew Industries Incorporated and Prudential Investment Management, Inc.

10.207	Form of Senior Note (Shelf Note).

10.208	Parent Guarantee Agreement dated as of February 11, 2005 by and among Drew Industries Incorporated,Prudential Investment Management,Inc.and the Noteholders.

10.209
Subsidiary Guaranty dated as of February 11, 2005 by and among Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, Lippert Components Texas Limited Partnership, BBD Realty Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., Coil Clip, Inc., Zieman Manufacturing Company, with and in favor of Prudential Investment Management, Inc.and the Noteholders listed thereto.

10.210
Intercreditor Agreement dated as of February 11, 2005 by and among Prudential Investment Management, Inc., JPMorgan Bank, N.A. (as Lender and Administrative Agent), KeyBank, National Association, HSBC Bank USA , National Association and JPMorgan Bank, N.A. (as Trustee and Administrative Agent).

10.211
Subordination Agreement dated as of February 11, 2005 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Lippert Components, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Lippert Components of Canada, Inc., Coil Clip, Inc., Zieman Manufacturing Company, Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, BBD Realty Texas Limited Partnership, Lippert Components Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., with and in favor of Prudential Investment Management, Inc.

10.212
Pledge Agreement dated as of February 11, 2005 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Components, Inc., Lippert Holding, Inc. in favor of JPMorgan Chase Bank, N.A. as security trustee.

10.213
Collateralized Trust Agreement dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., Prudential Investment Management, Inc. and JPMorgan Chase Bank, N.A. as security trustee for the Noteholders.

10.214	Amended and Restated Employment Agreement between Registrant and David L. Webster.

10.215	Memorandum to Leigh J. Abrams from the Compensation Committee of the Board of Directors dated November 17, 2004.

10.216	Stock Purchase Agreement dated as of May 4, 2004 among Lippert Components, Inc., Ronald J. Anderson, Manuel Baca, William Boyles, Eric Day, John B. Pollara, Curtis L. Strong, and James E. Zieman.

10.217	Employment and Non-Competition Agreement dated as of May 4, 2004 between Zieman Manufacturing Company and John P. Pollara.

10.218	Employment and Non-Competition Agreement dated as of May 4, 2004 between Zieman Manufacturing Company and Curtis L. Strong.
59

10.219	Employment and Non-Competition Agreement dated as of May 4, 2004 between Zieman Manufacturing Company and Eric Day.

10.220	Employment and Non-Competition Agreement dated as of May 4, 2004 between Zieman Manufacturing Company and Ronald J. Anderson.

10.221	Form of Indemnification Agreement between Registrant and its independent directors.

Exhibit 10.135 is incorporated by reference to the Exhibit bearing the same number included in the Company’s Transition Report on Form 10-K for the period September 1, 1992 to December 31, 1993.

Exhibit 10.164 is incorporated by reference to the Exhibit bearing the same number included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit 10.194 is incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 10, 2002.

Exhibits 10.195-10.197 are incorporated by reference to the Exhibits bearing the same numbers included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibits 10.198-10.213 are incorporated by reference to Exhibits 10.1-10.16 included in the Company’s Form 8-K filed on February 16, 2005.

Exhibit 10.214 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on February 23, 2005.

Exhibit 10.215 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on January 4, 2005.

Exhibits 10.216-10.10.220 are filed herewith.

Exhibit 10.221 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on February 9, 2005.

14.	Code of Ethics.

14.1	Code of Ethics for Senior Financial Officers
Exhibit 14.1 is incorporated by reference to Exhibit 14 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

14.2	Guidelines for Business Conduct
Exhibit 14.2 is filed herewith.

21	Subsidiaries of the Registrant.
Exhibit 21 is filed herewith.

23	Consent of Independent Registered Public Accounting Firm
Exhibit 23 is filed herewith.

24	Powers of Attorney.
Powers of Attorney of persons signing this Report are included as part of this Report.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
60

32.	Section 1350 Certifications

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

Exhibits 31.1-32.2 are filed herewith.

(c) Financial statement schedules excluded from annual report to shareholders.
61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005	DREW INDUSTRIES INCORPORATED

By:	/s/Leigh J. Abrams
—————————————————
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

Date	Signature	Title

March 14, 2005	By: /s/ Leigh J. Abrams	Director, President and
	————————————	Chief Executive Officer
(Leigh J. Abrams)

March 14, 2005	By: /s/ Fredric M. Zinn	Executive Vice President and
	————————————	Chief Financial Officer
(Fredric M. Zinn)

March 14, 2005	By: /s/ Joseph S. Giordano III	Corporate Controller and Treasurer
————————————
(Joseph S. Giordano III)

March 14, 2005	By: /s/ Edward W. Rose, III	Director
————————————
(Edward W. Rose, III)

March 14, 2005	By: /s/ David L. Webster	Director
————————————
(David L. Webster)

March 14, 2005	By: /s/ L. Douglas Lippert	Director
————————————
(L. Douglas Lippert)

March 14, 2005	By: /s/ James F. Gero	Director
————————————
(James F. Gero)

March 14, 2005	By: /s/ Gene H. Bishop	Director
————————————
(Gene H. Bishop)

March 14, 2005	By: /s/ Fredrick B. Hegi, Jr.	Director
————————————
(Frederick B. Hegi, Jr.)

March 14, 2005	By: /s/ David A. Reed	Director
————————————
(David A. Reed)
62