Form 10-Q
period 2005-03-31
DREW INDUSTRIES INC
filed 2005-05-10
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________ Commission File Number: 0-13646 DREW INDUSTRIES INCORPORATED (Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Mamaroneck Avenue, White Plains, NY 10601
(Address of principal executive offices)
(Zip Code)

(914) 428-9098
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,361,664 shares of common stock as of April 29, 2005.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

(UNAUDITED)

2

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2005	2004

(In thousands, except per share amounts)

Net sales	$154,546	$108,023
Cost of sales	121,528	83,144

Gross profit	33,018	24,879
Selling, general and administrative expenses	22,606	14,859
Other income	31	428

Operating profit	10,443	10,448
Interest expense, net	944	625

Income before income taxes	9,499	9,823
Provision for income taxes	3,683	3,831

Net income	$5,816	$5,992

Net income per common share:
Net income:
Basic	$.56	$.58

Diluted	$.55	$.57

Weighted average common shares outstanding:
Basic	10,363	10,245

Diluted	10,662	10,561

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31, 2004

	2005	2004

(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$5,543	$402	$2,424
Accounts receivable, trade, less allowances	42,035	29,002	26,099
Inventories	74,352	54,900	72,332
Prepaid expenses and other current assets	9,996	6,086	10,552

Total current assets	131,926	90,390	111,407

Fixed assets, net	101,184	72,636	99,781
Goodwill	16,061	12,333	16,755
Other intangible assets	5,641	4,521	6,070
Other assets	6,366	2,695	4,040

Total assets	$261,178	$182,575	$238,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$3,960	$9,878	$12,121
Accounts payable, trade	27,406	22,716	13,371
Accrued expenses and other current liabilities	34,132	23,279	28,711

Total current liabilities	65,498	55,873	54,203

Long-term indebtedness	63,870	23,424	59,303
Other long-term liabilities	2,317	2,640	2,503

Total liabilities	131,685	81,937	116,009

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized 20,000,000 shares; issued 12,510,389 shares at March 2005; 12,392,113 shares at March 2004 and 12,459,853 at December 2004	125	124	125
Paid-in capital	37,376	33,684	35,914
Retained earnings	111,229	86,297	105,413
Accumulated other comprehensive income	230		59

	148,960	120,105	141,511
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)

Total stockholders’ equity	129,493	100,638	122,004

Total liabilities and stockholders’ equity	$261,178	$182,575	$238,053

The accompanying notes are an integral part of these condensed consolidated financial statements.
4

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2005	2004

(In thousands)

Cash flows from operating activities:
Net income	$5,816	$5,992
Adjustments to reconcile net income to cash flows provided by (used for)
operating activities:
Depreciation and amortization	2,574	2,135
Deferred taxes	(1,018)
Loss on disposal of fixed assets	73	105
Stock-based compensation expense	324	270
Changes in assets and liabilities:
Accounts receivable, net	(15,936)	(14,158)
Inventories	(2,020)	(17,589)
Prepaid expenses and other assets	681	1,743
Accounts payable, accrued expenses and other liabilities	19,160	16,940

Net cash flows provided by (used for) operating activities	9,654	(4,562)

Cash flows from investing activities:
Capital expenditures	(5,092)	(3,102)
Adjustment to purchase price of previously acquired business	694
Proceeds from sales of fixed assets	584	16
Other Investments	(36)

Net cash flows used for investing activities	(3,850)	(3,086)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	50,900	24,675
Repayments under line of credit and other borrowings	(54,494)	(26,129)
Exercise of stock options	1,138	723
Other	(229)

Net cash flows used for financing activities	(2,685)	(731)

Net increase (decrease) in cash	3,119	(8,379)

Cash and cash equivalents at beginning of period	2,424	8,781

Cash and cash equivalents at end of period	$5,543	$402

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$1,174	$971
Income taxes, net of refunds	$257	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

(In thousands, except shares)

Balance - December 31, 2004	$125	$35,914	$105,413	$59	$(19,467)	$122,044

Net income for the three months ended March 31, 2005			5,816			5,816
Unrealized gain on interest rate swap, net of taxes				171		171

Comprehensive income						5,987
Issuance of 50,536 shares of common stock pursuant to stock option plan		690				690
Income tax benefit relating to issuance of common stock pursuant to stock option plan		448				448
Stock-based compensation expense		324				324

Balance - March 31, 2005	$125	$37,376	$111,229	$230	$(19,467)	$129,493

The accompanying notes are an integral part of these condensed consolidated financial statements.
6

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation

                The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”), and Lippert Components, Inc. and its subsidiaries (“Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles (“RVs”) and manufactured homes (“MHs”), and to a lesser extent specialty trailers for marine and leisure products. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

                The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2004 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

                In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.              Segment Reporting

                The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 68 percent of consolidated net sales for each of the three month periods ended March 31, 2005 and 2004, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles. The MH segment, which accounted for 32 percent of consolidated net sales for each of the three month periods ended March 31, 2005 and 2004, manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts, and thermo-formed bath and shower units. Intersegment sales are insignificant. Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman Manufacturing Company (“Zieman”), the specialty trailer business of Zieman has been added to the RV segment. Other than sales of specialty trailers, which aggregated approximately $7 million in the first quarter of 2005 and $17 million in all of 2004, sales to industries other than manufacturers of RVs and MHs are not significant.

                Decisions concerning the allocation of the Company’s resources are made by the Company’s key executives. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. Management of debt is considered a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company’s December 31, 2004 Annual Report on Form 10-K.

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

Information relating to segments follows (in thousands)

	Three Months Ended March 31,

	2005	2004

Net sales:
RV segment	$105,258	$73,173
MH segment	49,288	34,850

Total	$154,546	$108,023

Operating profit:
RV segment	$8,394	$7,859
MH segment	3,870	3,612

Total segments operating profit	12,264	11,471
Amortization of intangibles	(285)	(205)
Corporate and other	(1,567)	(1,246)
Other income	31	428

Operating profit	$10,443	$10,448

3.             Inventories

                Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

                Inventories consist of the following (in thousands):

	March 31,		December 31,

	2005	2004	2004

Finished goods	$12,369	$7,833	$10,816
Work in process	2,228	1,450	2,112
Raw material	59,755	45,617	59,404

Total	$74,352	$54,900	$72,332

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

4. Long-term Indebtedness Long-term indebtedness consists of the following (dollars in thousands):

	March 31,		December 31, 2004

	2005	2004

Senior Notes payable at the rate of $8,000 per annum on January 28, with interest payable semiannually at the rate of 6.95% per annum, final payment made on January 28, 2005	$—	$8,000	$8,000
Notes payable pursuant to a Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $60,000 at March 31, 2005, $30,000 at March 31, 2004 and $45,000 at December 31, 2004 interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance	41,000	7,000	34,725
Industrial Revenue Bonds, interest rates at March 31, 2005 of 2.45% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	10,574	7,628	10,917
Real estate mortgage payable at the rate of $70 per month with a balloon payment of $3,371 in May 2006, interest at 9.03% per annum	3,917	4,375	4,035
Other loans primarily secured by certain real estate and equipment, due 2005 to 2011, with fixed rates of 5.18% to 9.31%	7,864	2,506	9,183
Other loans primarily secured by certain real estate and equipment, due 2006 to 2016, with variable rates of 4.625% to 7.00%	4,475	3,793	4,564

	67,830	33,302	71,424

Less current portion	3,960	9,878	12,121

Total long-term indebtedness	$63,870	$23,424	$59,303

                Pursuant to the credit agreement, and certain of the other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At March 31, 2005, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. Borrowings under the credit agreement are secured only by capital stock of the Company’s subsidiaries.

                On February 11, 2005, the Company consummated the refinancing of its line of credit with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the credit agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings from the credit agreement is designated from   time to time by   the Company   as either the   Prime Rate, or LIBOR plus additional

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

interest from 1 percent to 1.80 percent, currently 1.25 percent, depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

                Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes.

                On April 29, 2005, the Company issued $20 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest. These funds are anticipated to be used for the acquisition of Venture as further described in Footnote 10.

5.             Weighted Average Common Shares Outstanding

                Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

	Three Months Ended March 31,

	2005	2004

Weighted average common shares outstanding – basic	10,363	10,245
Assumed issuance of common stock pertaining to stock options	299	316

Weighted average common shares outstanding – diluted	10,662	10,561

6.             Stock Options

                In 2002, the Company adopted the fair value method of accounting for stock options as contained in Statement of Financial Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company is utilizing the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” All employee stock options granted after January 1, 2002 are being expensed on a straight line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. This resulted in charges to operations of $254,000 and $212,000 for the three months ended March 31, 2005 and 2004, respectively.

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

                Historically, the Company had applied the “disclosure only” option of SFAS No.123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002.

                The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (dollars in thousands):

	Three Months Ended March 31,

	2005	2004

Net income as reported	$5,816	$5,992
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	156	129
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(174)	(201)

Pro forma net income	$5,798	$5,920

Net income per common share:

Basic – as reported	$.56	$.58

Basic – pro forma	$.56	$.58

Diluted – as reported	$.55	$.57

Diluted – pro forma	$.54	$.56

7.             Commitments and Contingencies

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

                Court-ordered mediation did not result in settlement. On   February 22, 2005,   the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which the Company believes could be less than $1 million based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to Plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. It is anticipated that a trial will be held in early 2006.

                Lippert is a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District. Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division. The machine was purchased used and was not fitted with a guard. The claimant pursued a workers compensation claim and a third party action against Lippert and other defendants, including the manufacturer and the vendor of the subject machine. The third party suit involved allegations of willful and wanton actions and seeks compensatory and punitive damages. At trial, the jury found in favor of Plaintiff for compensatory and punitive damages.

                The verdict was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award. Subsequent settlement discussions were unsuccessful. Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. Lippert intends to appeal the verdict as well as the punitive damage award, as counsel for Lippert asserts that the verdict is unsupported by the evidence, and the punitive damage award exceeds the limit generally permitted in California. There can be no assurance of the outcome of the appeal.

                On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas. Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the alleged manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel has advised that, at this stage of the case, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there can be no assurance that plaintiff’s or other defendant’s theories will not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages in excess of $130 million and each of the five Plaintiffs seeks $25 million in exemplary damages from each defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. The trial is in the discovery stage, and there has been no determination of liability. Lippert’s liability insurer has assigned counsel to defend Keystone’s claim against Lippert.

                Lippert and Kinro sell products to Oakwood Homes, Inc. (“Oakwood”), which filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2002. Proofs of claim filed by Lippert and Kinro are pending. Lippert and Kinro have been advised that the OCH Liquidation Trust (the “Trust”) intends to file preference claims against them with respect to payments made to them by Oakwood prior to the bankruptcy filing. The preference claims are in the aggregate amount of approximately $4 million. The Company believes that

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

Lippert and Kinro have valid defenses to the preference claims and that there should be no material liability to the Trust. In this connection, the Trust has indicated that, as an alternative to preference claims, the Trust might assert that payments by Oakwood constituted fraudulent transfers under sections 544 and 548 of the Bankruptcy Code. If the Trust pursues this claim, Lippert and Kinro, as well as several other creditors similarly situated, intend to vigorously defend against it.

                In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2005, would not be material to the Company’s financial position or annual results of operations.

8.             Other Income

                In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. In 2004, the Company received payments aggregating approximately $.5 million, and recorded a pre-tax gain on sale of $428,000. In January 2005, the Company received the second payment under the note for $570,000, including interest, which had been previously fully reserved, and the Company therefore recorded a gain on the $570,000 recovery in the first quarter. The balance of the note is now $3 million, which continues to be fully reserved.

                Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. In March 2005, the owner of the manufacturing process related to this intellectual property informed the Company that it may not be able to perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment has not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value exceeding $500,000, largely offsetting the gain on the collection of the note.

9.             New Accounting Standards

                In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option plan. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 for grants prior to January 1, 2002 will be recorded in the consolidated income statement. The implementation of SFAS No. 123R is expected to have an impact on net income of less than $75,000 in 2006 for options granted prior to January 1, 2002, and no impact in 2007 and beyond.

DREW INDUSTRIES INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)

10.          Subsequent Event

                On May 10, 2005, the Company entered into an agreement to acquire the business and certain assets and liabilities of Venture Welding (“Venture”), a division of Indiana-based Banks Corporation for approximately $19.6 million in cash. Venture Welding had annualized sales prior to the acquisition of approximately $18 million. Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units. It is anticipated that the acquisition will close within 30 days, subject to due diligence. The acquisition was funded with $20 million of Senior Promissory Notes issued on April 29, 2005 pursuant to the Company’s “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) for a term of five years at a fixed interest rate 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest.

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (“Kinro”) and Lippert Components, Inc. and its subsidiaries (“Lippert”) have operations in both the MH and RV segments. At March 31, 2005, the Company’s subsidiaries operated 48 plants in the United States and one in Canada.

                The RV segment accounted for 68 percent of consolidated net sales for the three months ended March 31, 2005 and 65 percent of the annual consolidated net sales for calendar 2004. The RV segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company’s RV products are used primarily in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 69 percent of all RVs shipped by the industry in 2004, up from 61 percent in 2001. In recent months, the Company has begun to focus its efforts on expanding its market share for products used in motorhomes, and began selling slide-out mechanisms for motorhomes in the second quarter of 2004. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman, the specialty trailer business of Zieman, including trailers for equipment hauling, boats, personal watercraft and snowmobiles, has been added to the RV segment.

                The MH segment, which accounted for 32 percent of consolidated net sales for the three months ended March 31, 2005 and 35 percent of the annual consolidated net sales for calendar 2004, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath and shower units.

                Other than sales of specialty trailers, which aggregated approximately $7 million in the first quarter of 2005 and $17 million in all of 2004, sales to industries other than manufacturers of RVs and MHs are not significant.

BACKGROUND

Recreational Vehicle Industry

                The Recreational Vehicle Industrial Association (“RVIA”) reported a 6 percent increase in total industry shipments in the first quarter of 2005, compared to the first quarter of 2004. Shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 12 percent for the quarter, while motorhome sales declined 9.7 percent for the quarter. The RVIA is projecting a 2.5 percent decline in wholesale shipments of all types of RVs in 2005, but they are forecasting that shipments of travel trailers and fifth wheel RVs will be approximately the same as in 2004. In 2004, the RVIA reported an increase of 15 percent in total RV shipments to 370,100 units, while shipments of travel trailers and fifth wheel RVs increased 19 percent for the year to 254,600 units.

                In the  long-term,  increasing  industry  RV  sales  are  expected  to  continue to be driven by positive demographics, as  demand  for RVs is  strongest from  the  over 50 age group, which is the  fastest  growing segment of  the  population. According  to U.S.  Census Bureau projections, 10 years from now there  will  be  in excess of 20 million more people over the age  of 50. In  recent  years,  the    RVIA  has  employed  an  advertising

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

campaign to attract customers in the 35 to 54 age group, and the number of RV’s owned by those 35 to 54 grew faster than all other age groups. Industry growth also appears to continue to be bolstered by a preference for domestic vacations, rather than foreign travel, and low interest rates.

Manufactured Housing Industry

                As a result of (i) limited credit availability for purchases of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans were used to finance approximately 30 percent of manufactured homes purchased in 2004), and (iii) unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in both 2003 and 2004, the lowest production levels in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely than industry production in recent years. Almost 50 percent of retail sales of manufactured homes in the last several years have apparently been filled by inventory reductions by dealers and manufacturers, and the resale of repossessed homes, rather than new production. It has been estimated that approximately 90,000 to 100,000 manufactured homes were repossessed in each of 2001, 2002 and 2003, far in excess of historical repossession levels. It has been reported that the level of repossessions of manufactured homes declined to between 80,000 and 85,000 homes in 2004.

                The Manufactured Housing Institute (“MHI”) reported that for the quarter ended March 31, 2005, industry wholesale shipments of manufactured homes increased 7 percent over the prior year’s first quarter, including a 3 percent increase in shipments of the smaller, single section homes, and a 9 percent increase in shipments of the larger, multi-section homes, although total wholesale shipments in March 2005 were flat with March 2004. The availability of financing for manufactured homes has apparently improved somewhat. In September 2003 Berkshire Hathaway Inc. acquired Clayton Homes and Oakwood Homes, two of the leading producers of manufactured homes, as well as 21st Mortgage. Since then, Berkshire has helped Clayton raise substantial funds ($4 billion) for its mortgage operations. Further, the level of dealer inventory is low, and, as noted above, the level of repossessions of manufactured homes has reportedly declined this year. Long-term prospects for manufactured housing are favorable because manufactured homes provide quality, affordable housing.

Raw Material Prices

                Steel is one of the Company’s primary raw materials in both segments, representing about 50 percent of the Company’s raw material costs. In mid December 2003 and continuing during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel, depending on the type of steel purchased, are currently double to triple the levels they were at the beginning of 2004. To offset the impact of higher steel costs, the Company implemented surcharges and sales price increases to its customers. The Company estimates that substantially all steel cost increases received through the first quarter of 2005 were passed on to customers, essentially without markup, by early 2005. Steel costs appear to have stabilized and further cost increases are not projected for 2005. In 2004 and continuing into 2005, the Company has also received cost increases from suppliers of aluminum, vinyl and ABS resin.

                The Company does not expect to earn additional profit from the sales price increases implemented in response to rising raw material costs. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel. However, if raw material costs

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

remain stable, the raw material cost increases experienced to date, are not expected to have a significant effect on operating profit in 2005 because they have been substantially offset by the sales price increases which have been implemented. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future raw material cost increases can be passed on to customers in the form of sales price increases. The aggregate cost of the Company’s inventories has increased substantially because of the raw material cost increases and higher quantities of raw materials on hand due to the increase in sales volume.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):
	Three Months Ended March 31,

	2005	2004

Net sales:
RV segment	$105,258	$73,173
MH segment	49,288	34,850

Total	$154,546	$108,023

Operating profit:
RV segment	$8,394	$7,859
MH segment	3,870	3,612

Total segments operating profit	12,264	11,471
Amortization of intangibles	(285)	(205)
Corporate and other	(1,567)	(1,246)
Other income	31	428

Operating profit	$10,443	$10,448

Consolidated Highlights

•	Net sales for the first quarter of 2005 were up 43 percent compared to the first quarter of 2004, or approximately 14 percent excluding the sales price increases and the acquisition of Zieman.

•	Net sales of the Company’s MH segment increased 41 percent for the quarter, or approximately 11 percent excluding the sales price increases and the acquisition of Zieman.

•	Net sales of the Company’s RV segment increased 44 percent for the quarter, or approximately 16 percent excluding the sales price increases and the acquisition of Zieman.

•	Net income for the first quarter of 2005 was down 3 percent from the first quarter of 2004. Net income did not increase in proportion to net sales for several reasons, including:
17

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Operating profit margin declined because raw material cost increases were passed on to customers largely without margins

•
The Company recorded a charge of $2.6 million ($1.3 million after taxes and the direct impact on incentive compensation) related to legal proceedings. See Part II, Item 1 – Legal Proceedings, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

•	The Company incurred start-up losses of approximately $400,000 at the recently opened specialty trailer facility in Indiana.

•
On May 10, 2005, the Company entered into an agreement to acquire the business and certain assets and liabilities of Venture Welding (“Venture”), a division of Indiana-based Banks Corporation for approximately $19.6 million in cash. Venture Welding had annualized sales prior to the acquisition of approximately $18 million. Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units. It is anticipated that the acquisition will close within 30 days, subject to due diligence.

RV Segment

                Net sales of the RV segment increased 44 percent to $105 million in the first quarter of 2005. Excluding net sales of newly-acquired Zieman (approximately $10 million) and sales price increases (approximately $11 million), organic sales growth of this segment was approximately 16 percent compared to 2004, significantly greater than the 6 percent industry-wide increase in shipments of RVs this quarter. The organic sales growth of the RV segment exceeded industry growth largely due to increases in the Company’s market share of all primary product lines in this segment, including an increase of $6 million, or nearly 40 percent, in sales of slide-out mechanisms and related power units. Such increase in sales of slide-out mechanisms includes $3 million in sales of slide-out mechanisms for motorhomes, which the Company began selling in the second quarter of 2004. The Company now has a very substantial share of the market for slide-out mechanisms for towable RVs, and expects future growth in sales of its slide-out products to come largely from slide-out products for motorhomes.

                The RV segment results for the first quarter of 2005 included sales by newly-acquired Zieman of approximately $4 million of RV chassis and chassis parts and nearly $6 million of specialty trailers. Operating results of the specialty trailer business are included in the RV segment. Zieman previously sold these specialty trailers only on the West Coast, however, the Company recently opened a facility in Indiana to manufacture these products for sale in other regions of the country. During the first quarter of 2005, the Company incurred start-up losses of approximately $400,000 at this new facility. Over the next few quarters, the Company may incur additional start up losses at this facility, and in the production of other newly introduced products.

                Operating profit of the RV segment increased 7 percent to $8.4 million in the first quarter of 2005. The operating profit margin of this segment declined to 8.0 percent of sales in 2005 from 10.7 percent last year. Excluding $500,000 of charges related to legal proceedings, less the related reduction in incentive compensation, the operating profit margin of the RV segment would have been 8.4 percent of sales. The operating profit margin primarily declined because raw material cost increases were passed on to customers largely without margins, partially offset by improved efficiencies due to the spreading of fixed costs over increased sales volume. The charges recorded in the segment related to legal proceedings result from a

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

settlement offer made by the Company in the action entitled SteelCo., Inc. vs. Lippert Components, Inc., et al, which is described in Part II, Item 1 – Legal Proceedings.

                Excluding the impact of the sales price increases described above, labor and manufacturing overhead costs as a percent of sales remained stable in 2005, as higher warranty, quality control and research and development costs offset the benefit of spreading fixed production costs over a larger sales base. The Company has augmented its quality control effort to help minimize future warranty costs. In the first quarter of 2005, for the Company’s RV and MH segments combined, expenditures for quality control and research and development increased by more than $800,000 over the same period in 2004.

MH Segment

                Net sales of the MH segment increased 41 percent to $49 million in the first quarter of 2005. Excluding net sales by newly-acquired Zieman (approximately $5 million) and sales price increases (approximately $5 million), organic sales growth of this segment in 2004 was approximately 11 percent, greater than the 8 percent increase in industry-wide wholesale shipments of manufactured homes this quarter. Organic sales growth by this segment exceeded industry growth primarily because of market share gains.

                Operating profit of the MH segment increased 7 percent to $3.9 million in the first quarter of 2005. The operating profit margin of this segment declined to 7.9 percent of sales in the first quarter of 2005, from 10.4 percent in the first quarter of 2004, because of i) $2.1 million of charges related to legal proceedings ii) raw material cost increases passed on to customers largely without margins, and iii) partially offset by improved efficiencies due to the spreading of fixed costs over increased sales volume. Excluding the $2.1 charge related to legal proceedings, less the related reduction in incentive compensation, the operating profit margin of this segment would have increased to 11.4 percent in the first quarter of 2005. The charges recorded in the segment related to legal proceedings result from an adverse ruling in the action entitled Marlon Harris vs. Lippert Components, Inc., which is described in Part II, Item 1 – Legal Proceedings.

Corporate and Other

                Corporate and other expenses for the first quarter of 2005 increased $0.3 million compared to the first quarter of 2004, of which $0.2 million is due to higher audit fees and other costs related to compliance with Section 404 of Sarbanes-Oxley.

Other Income

                In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. In 2004, the Company received payments aggregating approximately $.5 million, and recorded a pre-tax gain on sale of $428,000. In January 2005, the Company received the second payment under the note for $570,000, including interest, which had been previously fully reserved, and the Company therefore recorded a gain on the $570,000 recovery in the first quarter. The balance of the note is now $3 million, which continues to be fully reserved.

                Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. In March 2005, the owner of the manufacturing process related to this intellectual property

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

informed the Company that it may not be able to perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment has not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value exceeding $500,000, largely offsetting the gain on the collection of the note.

Taxes

                The effective tax rate for the first three months of 2005 was 38.8 percent as compared to 39.0 percent for the first quarter of 2004. The effective tax rate for the full year 2004 was 38.5 percent. The decrease in the effective tax rate in 2005 is due to the provisions of the Jobs Creation Act of 2004 which gives a small federal tax break on manufacturing activities, offset by a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

                Interest expense, net, increased $0.3 million from the first quarter of 2004, as a result of the increase in average debt levels, offset by savings resulting from a reduction in the average interest rate and $135,000 of interest costs capitalized in connection with capital projects.

LIQUIDITY AND CAPITAL RESOURCES

                The Statements of Cash Flows reflect the following (in thousands):

	Three Months Ended March 31,

	2005	2004

Net cash flows provided by (used for) operating activities	$9,654	$(4,562)
Net cash flows used for investment activities	$(3,850)	$(3,086)
Net cash flows used for financing activities	$(2,685)	$(731)

Cash Flow from Operations

                Despite a $0.2 million decrease in net income during the current quarter, net cash flows from operating activities increased approximately $14.2 million in the first quarter of 2005 compared to the first quarter of 2004 due to:

a)
A smaller increase in inventories during the first quarter of 2005 as compared to the prior year. The increase in the current year resulted from additional inventory requirements to meet the increased sales volume, offset by a concerted effort by management to reduce the number of days of inventory on hand at all locations. The increase in the prior year resulted from (i) additional inventory requirements to meet the increased sales volume, and (ii) the Company’s strategic buying of steel in advance of the numerous price increases which took effect from January to April 2004, so that the Company could postpone sales price increases to its customers for as long as possible. On both March 31, 2005 and 2004, there was less than a two week supply of finished goods on hand.

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

b)
A larger increase in accounts payable, accrued expenses and other current liabilities, compared to the prior year. The larger increase in the current year is due the timing of payments. Trade payables are generally paid within the discount period.

c)
An offset by a larger increase in accounts receivable for the first quarter of 2005. The increase in accounts receivable was due largely to an increase in net sales, and, to a lesser extent, an increase in days sales outstanding to approximately 23 days. The increase in days sales outstanding was partly due to the timing of collections. In addition, the accounts receivable of newly-acquired Zieman have a longer collection cycle because a portion of their sales are made to retailers.

Cash Flows from Investing Activities:

                Cash flows used for investing activities of $3.9 million in the first quarter of 2005 consist primarily of capital expenditures, offset by the proceeds received from the sale of certain fixed assets and a reduction in the purchase price for the 2004 acquisition of Zieman. Capital expenditures for 2005 are anticipated to be approximately $12 - $15 million and are expected to be funded by cash flows from operations and a $2 million real estate mortgage.

                Cash flows used for investing activities of $3.1 million in the first quarter of 2004 consisted primarily of capital expenditures.

Cash Flows from Financing Activities

                Cash flows used for financing activities for the first quarter of 2005 include a net decrease in debt of $3.6 million, partially funded by $1.1 million received from the exercise of employee stock options. Total debt has been reduced by $3.6 million since December 31, 2004.

                On February 11, 2005, the Company consummated the refinancing of its line of credit with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the credit agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings from the credit agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest from 1 percent to 1.80 percent, currently 1.25 percent, depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

                Borrowings under the Company’s $60 million credit agreement at March 31, 2005 were $41 million. In addition, the Company had $5.2 million in outstanding letters of credit. Availability under the Company’s line of credit was $13.8 million at March 31, 2005. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

                Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

SUBSEQUENT EVENT

                On May 10, 2005, the Company entered into an agreement to acquire the business and certain assets and liabilities of Venture Welding (“Venture”), a division of Indiana-based Banks Corporation for approximately $19.6 million in cash. Venture Welding had annualized sales prior to the acquisition of approximately $18 million. Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units. It is anticipated that the acquisition will close within 30 days, subject to due diligence. The acquisition was funded with $20 million of Senior Promissory Notes issued on April 29, 2005 pursuant to the Company’s “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) for a term of five years at a fixed interest rate 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest.

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

                The Company received notification in May 2005 from Institutional Stockholders Services, Inc. (“ISS”), a Rockville, Maryland-based independent research firm that advises institutional investors, that Drew’s corporate governance policies outranked 99.9 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

CONTINGENCIES

                Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

INFLATION

                The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003 and during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. Depending upon the type of steel purchased, steel costs are currently double or triple the levels they were prior to December 2003. Steel costs appear to have stabilized and further cost increases are not projected for 2005. In 2004 and continuing into 2005, the Company has also received cost increases from suppliers of aluminum, vinyl and ABS resin. The Company experienced modest increases in its labor costs in 2005 and 2004 related to

DREW INDUSTRIES INCORPORATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

inflation.

USE OF ESTIMATES

                The preparation of these financial statements in conformity with US generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, doubtful accounts, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

                This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for Drew Industries Incorporated (“Drew” or the “Company”) common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues and income, wherever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company’s senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q.

                There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly steel, vinyl, aluminum, glass, and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, interest rates, oil prices, the outcome of litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                The Company is exposed to changes in interest rates primarily as a result of its financing activities.

                On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate (2.79438 percent at March 31, 2005 based upon the February 15, 2005 reset date) plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date. At March 31, 2005, the notional amount was $19,000,000. The fair value of the swap was zero at inception. At March 31, 2005 the fair value of the interest rate swap was $378,000.

                At March 31, 2005, the Company had $20.3 million of fixed rate debt plus $19 million outstanding under the Interest Rate Swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2005, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $393,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

                At March 31, 2005, the Company had $28.6 million of variable rate debt, excluding the $19 million outstanding under the Interest Rate Swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to March 31, 2005, and outstanding borrowings of $28.6 million, future cash flows would be affected by $286,000 per annum.

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

                Additional information required by this item is included under the caption “Inflation” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

DREW INDUSTRIES INCORPORATED

Item 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

                The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“The Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a – 14(c) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its system of internal controls over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

                As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

b)	Changes in Internal Controls

                There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                Court-ordered mediation did not result in settlement. On February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which the Company believes could be less than $1 million based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to Plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. It is anticipated that a trial will be held in early 2006.

                Lippert is a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District. Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division. The machine was purchased used and was not fitted with a guard. The claimant pursued a workers compensation claim and a third party action against Lippert and other defendants, including the manufacturer and the vendor of the subject machine. The third party suit involved allegations of willful and wanton actions and seeks compensatory and punitive damages. At trial, the jury found in favor of Plaintiff for compensatory and punitive damages.

                The verdict was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award. Subsequent settlement discussions were unsuccessful. Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. Lippert intends to appeal the verdict as well as the punitive damage award, as counsel for Lippert asserts that the verdict is unsupported by the evidence, and the punitive damage award exceeds the limit generally permitted in California. There can be no assurance of the outcome of the appeal.

                On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas. Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the alleged manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel has advised that, at this stage of the case, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there can be no assurance that plaintiff’s or other defendant’s theories will not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages in excess of $130 million and each of the five Plaintiffs seeks $25 million in exemplary damages from each defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. The trial is in the discovery stage, and there has been no determination of liability. Lippert’s liability insurer has assigned counsel to defend Keystone’s claim against Lippert.

                Lippert and Kinro sell products to Oakwood Homes, Inc. (“Oakwood”), which filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2002. Proofs of claim filed by Lippert and Kinro are pending. Lippert and Kinro have been advised that the OCH Liquidation Trust (the “Trust”) intends to file preference claims against them with respect to payments made to them by Oakwood prior to the bankruptcy filing. The preference claims are in the aggregate amount of approximately $4 million. The Company believes that Lippert and Kinro have valid defenses to the preference claims and that there should be no material liability to the Trust. In this connection, the Trust has indicated that, as an alternative to preference claims, the Trust might assert that payments by Oakwood constituted fraudulent transfers under sections 544 and 548 of the Bankruptcy Code. If the Trust pursues this claim, Lippert and Kinro, as well as several other creditors similarly situated, intend to vigorously defend against it.

                In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2005, would not be material to the Company’s financial position or annual results of operations.

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
27

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

May 10, 2005
28