Form 10-Q
period 2005-06-30
DREW INDUSTRIES INC
filed 2005-08-09
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,502,204 shares of common stock as of July 29, 2005.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Net sales	$317,569	$249,710	$163,023	$141,687
Cost of sales	246,750	192,271	125,222	109,127

Gross profit	70,819	57,439	37,801	32,560
Selling, general and administrative expenses	45,277	33,269	22,671	18,410
Other income	31	428	—	—

Operating profit	25,573	24,598	15,130	14,150
Interest expense, net	1,999	1,413	1,055	788

Income before income taxes	23,574	23,185	14,075	13,362
Provision for income taxes	9,097	9,042	5,414	5,211

Net income	$14,477	$14,143	$8,661	$8,151

Net income per common share:
Net income:
Basic	$1.39	$1.38	$.83	$.79

Diluted	$1.35	$1.34	$.81	$.77

Weighted average common shares outstanding:
Basic	10,403	10,258	10,443	10,271

Diluted	10,696	10,588	10,730	10,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,
			December 31,
	2005	2004	2004

(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$7,019	$60	$2,424
Accounts receivable, trade, less allowances	46,563	37,903	26,099
Inventories	72,273	75,036	72,332
Prepaid expenses and other current assets	10,280	6,916	10,552

Total current assets	136,135	119,915	111,407

Fixed assets, net	106,675	90,055	99,781
Goodwill	23,439	16,926	16,755
Other intangible assets	10,134	6,933	6,070
Other assets	7,755	2,915	4,040

Total assets	$284,138	$236,744	$238,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$11,460	$12,183	$12,121
Accounts payable, trade	24,131	27,449	13,371
Accrued expenses and other current liabilities	35,764	27,751	28,711

Total current liabilities	71,355	67,383	54,203

Long-term indebtedness	69,170	57,496	59,303
Other long-term liabilities	1,984	2,363	2,503

Total liabilities	142,509	127,242	116,009

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 12,650,329 shares at June 2005; 12,414,513 shares at June 2004 and 12,459,853 at December 2004	127	124	125
Paid-in capital	40,939	34,397	35,914
Retained earnings	119,890	94,448	105,413
Accumulated other comprehensive income	140	—	59

	161,096	128,969	141,511
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)

Total stockholders’ equity	141,629	109,502	122,004

Total liabilities and stockholders’ equity	$284,138	$236,744	$238,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2005	2004

(In thousands)

Cash flows from operating activities:
Net income	$14,477	$14,143
Adjustments to reconcile net income to cash flows provided by (used for) operating activities:
Depreciation and amortization	5,451	4,497
Deferred taxes	(1,018)	—
Loss on disposal of fixed assets	104	119
Stock-based compensation expense	628	537
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(20,464)	(18,043)
Inventories	987	(30,951)
Prepaid expenses and other assets	1,233	1,614
Accounts payable, accrued expenses and other liabilities	16,722	20,562

Net cash flows provided by (used for) operating activities	18,120	(7,522)

Cash flows from investing activities:
Capital expenditures	(9,605)	(10,322)
Acquisition of businesses	(17,793)	(21,588)
Proceeds from sales of fixed assets	643	148
Other Investments	(51)	(289)

Net cash flows used for investing activities	(26,806)	(32,051)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	121,925	115,330
Repayments under line of credit and other borrowings	(112,719)	(85,647)
Exercise of stock options	4,399	1,169
Other	(324)	—

Net cash flows provided by financing activities	13,281	30,852

Net increase (decrease in cash)	4,595	(8,721)

Cash and cash equivalents at beginning of period	2,424	8,781

Cash and cash equivalents at end of period	$7,019	$60

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$2,030	$1,478
Income taxes, net of refunds	$6,762	$6,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

(In thousands, except shares)

Balance - December 31, 2004	$125	$35,914	$105,413	$59	$(19,467)	$122,044

Net income for the six months ended June 30, 2005			14,477			14,477
Unrealized gain on interest rate swap, net of taxes				81		81

Comprehensive income						14,558
Issuance of 190,476 shares of common stock pursuant to stock option plan	2	2,428				2,430
Income tax benefit relating to issuance of common stock pursuant to stock option plan		1,969				1,969
Stock-based compensation expense		628				628

Balance - June 30, 2005	$127	$40,939	$119,890	$140	$(19,467)	$141,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

          The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”), and Lippert Components, Inc. and its subsidiaries (“Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes, and to a lesser extent specialty trailers for marine and leisure products. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

          The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2004 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

          In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.       Segment Reporting

          The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 68 percent and 67 percent of consolidated net sales for the six month periods ended June 30, 2005 and 2004, respectively, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. The RV segment also manufactures specialty trailers for equipment hauling, boats, personal watercraft and snowmobiles.

          The MH segment, which accounted for 32 percent and 33 percent of consolidated net sales for each of the six month periods ended June 30, 2005 and 2004, respectively, manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts, and thermo-formed bath products.

          Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman Manufacturing Company (“Zieman”), the specialty trailer business of Zieman has been added to the RV segment. Other than sales of specialty trailers, which aggregated approximately $17 million in the first half of 2005 and $17 million in all of 2004, sales to industries other than manufacturers of RVs and MHs are not significant. Intersegment sales are insignificant.

          Decisions concerning the allocation of the Company’s resources are made by the Company’s key executives. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. Management of debt is considered a

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company’s December 31, 2004 Annual Report on Form 10-K.

          Information relating to segments follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Net sales:
RV segment	$216,257	$166,971	$110,999	$93,798
MH segment	101,312	82,739	52,024	47,889

Total	$317,569	$249,710	$163,023	$141,687

Operating profit:
RV segment	$18,906	$18,265	$10,512	$10,406
MH segment	10,463	9,057	6,593	5,445

Total segments operating profit	$29,369	$27,322	$17,105	$15,851
Amortization of intangibles	(645)	(466)	(360)	(261)
Corporate and other	(3,182)	(2,686)	(1,615)	(1,440)
Other income	31	428	—	—

Operating profit	$25,573	$24,598	$15,130	$14,150

3.       Acquisitions

          On May 20, 2005, Lippert acquired certain assets and the business of Elkhart, Indiana – based Venture Welding (“Venture”). Venture is a manufacturer of chassis and chassis parts for manufactured homes, modular homes and office units, and had annualized sales prior to the acquisition of approximately $18 million. The purchase price was approximately $18.5 million, excluding the existing accounts receivable of Venture, which were retained by the former owners. The purchase price was funded through the issuance of $20 million of five year Senior Promissory Notes at the fixed interest rate of 5.01 percent. Lippert also acquired two of Venture’s four factories and has consolidated production of certain of Venture’s products into Lippert’s existing factories. The acquisition also included certain patents, which will permit Lippert to manufacture chassis using a cold camber process, as well as the hot cambering process currently being used. Lippert anticipates expanding the cold camber technology throughout its other MH chassis factories. Additionally, Lippert acquired a patent governing the manufacture of chassis basement systems, which Lippert was previously using under license.

          Total consideration was allocated on an estimated basis, pending the final valuations for certain tangible and intangible assets, as follows (in thousands):

Net tangible assets acquired	$6,110
Identifiable intangible assets	5,000
Goodwill	7,377

Total cash consideration	$18,487

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.       Inventories

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

          Inventories consist of the following (in thousands):

	June 30,		December 31,

	2005	2004	2004

Finished goods	$12,339	$11,102	$10,816
Work in process	2,512	1,889	2,112
Raw material	57,422	62,045	59,404

Total	$72,273	$75,036	$72,332

5.       Long-term Indebtedness

          On February 11, 2005, the Company consummated the refinancing of its line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the Credit Agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings from the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest from 1 percent to 1.80 percent, currently 1.25 percent, depending on the Company’s performance and financial condition. The Credit Agreement expires June 30, 2009.

          Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. On April 29, 2005, the Company issued $20 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest. These funds were used for the acquisition of Venture as further described in Footnote 3.

          Pursuant to the Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At June 30, 2005, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. Borrowings under the credit agreement are secured only by capital stock of the Company’s subsidiaries.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term indebtedness consists of the following (dollars in thousands):

	June 30,
			December 31,
	2005	2004	2004

Senior Notes payable at the rate of $8,000 per annum on January 28, with interest payable semiannually at the rate of 6.95% per annum, final payment made on January 28, 2005	$—	$8,000	$8,000
Senior Promissory Notes payable at the rate of $1,000 per quarter on April 29, July 29, October 29 and January 29, with interest payable quarterly at the rate of 5.01% per annum, final payment to be made on April 29, 2009	20,000	—	—
Notes payable pursuant to a Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $60,000 at June 30, 2005, $54,000 at June 30, 2004 and $45,000 at December 31, 2004; interest at Prime Rate, or LIBOR plus a rate margin based upon the Company’s performance	34,650	39,150	34,725
Industrial Revenue Bonds, interest rates at June 30, 2005 of 4.20% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	10,063	7,615	10,917
Real estate mortgage payable at the rate of $70 per month with a balloon payment of $3,371 in May 2006, interest at 9.03% per annum	3,795	4,265	4,035
Other loans primarily secured by certain real estate and equipment, due 2006 to 2011, with fixed rates of 5.18% to 7.75%	8,531	4,163	9,183
Other loans primarily secured by certain real estate and equipment, due 2006 to 2016, with variable rates of 6.25% to 7.00%	3,591	6,486	4,564

	80,630	69,679	71,424

Less current portion	11,460	12,183	12,121

Total long-term indebtedness	$69,170	$57,496	$59,303

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.       Weighted Average Common Shares Outstanding

          Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Weighted average common shares outstanding – basic	10,403	10,258	10,443	10,271
Assumed issuance of common stock pertaining to stock options	293	330	287	345

Weighted average common shares outstanding – diluted	10,696	10,588	10,730	10,616

7.       Stock Options

          In 2002, the Company adopted the fair value method of accounting for stock options as contained in Statement of Financial Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company is utilizing the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” All employee stock options granted after January 1, 2002 are being expensed on a straight line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. Compensation expense related to stock options was $488,000 and $234,000 for the six and three months ended June 30, 2005, respectively, and $423,000 and $211,000 for the six and three months ended June 30, 2004, respectively.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (dollars in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Net income as reported	$14,477	$14,143	$8,661	$8,151
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	299	258	143	129
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(335)	(396)	(161)	(195)

Pro forma net income	$14,441	$14,005	$8,643	$8,085

Net income per common share:
Basic – as reported	$1.39	$1.38	$.83	$.79

Basic – pro forma	$1.39	$1.37	$.83	$.79

Diluted – as reported	$1.35	$1.34	$.81	$.77

Diluted – pro forma	$1.35	$1.32	$.81	$.76

8.        Commitments and Contingencies

          Lippert is a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002.  On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Riverside Division.

          Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition.  Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunction relief. However, on February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which the Company believes could be less than $1 million based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome.  The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction.  The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to Plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. It is anticipated that a trial will be held in early 2006.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

          The verdict was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million.  Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million.  Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award.  Subsequent settlement discussions were unsuccessful.  Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. Lippert intends to appeal the verdict as well as the punitive damage award, as counsel for Lippert asserts that the verdict is unsupported by the evidence, and the punitive damage award exceeds the limit generally permitted in California. Lippert continues to accrue interest on the unpaid punitive damages award at 10% per annum. There can be no assurance of the outcome of the appeal.

          On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas.  Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages.  Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel has advised that, at this stage of the case, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there can be no assurance that plaintiff’s or another defendant’s theories will not in the future focus on an alleged act or omission by Lippert.  Plaintiffs seek compensatory damages in excess of $130 million and each of the five Plaintiffs seeks $25 million in exemplary damages from each defendant.  Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages.  The trial is in the discovery stage, and there has been no determination of liability.  Lippert’s liability insurer has assigned counsel to defend Keystone’s claim against Lippert.

          Lippert and Kinro sell products to Oakwood Homes, Inc. (“Oakwood”), which filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2002.  Proofs of claim filed by Lippert and Kinro are pending.  Kinro has been advised that the OCH Liquidation Trust (the “Trust”) intends to file preference claims against Kinro with respect to payments made to Kinro by Oakwood prior to the bankruptcy filing, and Lippert has received such claims asserted by the Trust. The preference claims are in the aggregate amount of approximately $4 million.  The Company believes that Lippert and Kinro have valid defenses to the preference claims and that there should be no material liability to the Trust. In this connection, the Trust has indicated that, as an alternative to

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

preference claims, the Trust might assert that payments by Oakwood constituted fraudulent transfers under sections 544 and 548 of the Bankruptcy Code. If the Trust pursues this claim, Lippert and Kinro, as well as several other creditors similarly situated, intend to vigorously defend against it.

          In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2005, would not be material to the Company’s financial position or annual results of operations.

9.       Other Income

          In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material.  The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. In 2004, the Company received payments aggregating approximately $500,000, and recorded a pre-tax gain on sale of $428,000. In January 2005, the Company received the second payment under the note for $570,000, including interest, which had been previously fully reserved, and the Company therefore recorded a gain on the $570,000 recovery in the first quarter.  The balance of the note is now $3 million, which continues to be fully reserved.

          Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer.  In March 2005, the owner of the manufacturing process related to this intellectual property informed the Company that it may not be able to perfect the technology required for the Company to produce bath products using this new composite material.  Therefore, the lease for the production equipment has not become effective.  As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $500,000, largely offsetting the gain on the collection of the note.

10.     New Accounting Standards

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

11.     Subsequent Event

          On August 4, 2005, the Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. The Company will issue one new share of common stock on September 7, 2005 for each share held by stockholders of record as of August 19, 2005.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (“Kinro”) and Lippert Components, Inc. and its subsidiaries (“Lippert”) have operations in both the MH and RV segments.  At June 30, 2005, the Company’s subsidiaries operated 50 plants in the United States and one in Canada.

          The RV segment accounted for 68 percent of consolidated net sales for the six months ended June 30, 2005 and 65 percent of the annual consolidated net sales for calendar 2004. The RV segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company’s RV products are used primarily in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 69 percent of all RVs shipped by the industry in 2004, up from 61 percent in 2001. In recent months, the Company has begun to focus its efforts on expanding its market share for products used in motorhomes, and began selling slide-out mechanisms for motorhomes in the second quarter of 2004. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman, the specialty trailer business of Zieman, including trailers for equipment hauling, boats, personal watercraft and snowmobiles, has been added to the RV segment.

          The MH segment, which accounted for 32 percent of consolidated net sales for the six months ended June 30, 2005 and 35 percent of the annual consolidated net sales for calendar 2004, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts and thermo-formed bath products.

          Other than sales of specialty trailers, which aggregated approximately $17 million in the first half of 2005 and $17 million in all of 2004, sales to industries other than manufacturers of RVs and MHs are not significant.

BACKGROUND

Recreational Vehicle Industry

          The Recreational Vehicle Industrial Association (“RVIA”) reported a 5 percent decrease in total industry wholesale shipments in the second quarter of 2005, compared to the second quarter of 2004. Shipments of travel trailers and fifth wheel RVs, the Company’s primary market, decreased 1 percent for the quarter, while motorhome sales declined more than 15 percent. The RVIA is projecting a 3.5 percent decline in wholesale shipments of all types of RVs in 2005, but is forecasting that shipments of travel trailers and fifth wheel RVs will be approximately the same as in 2004. In 2004, the RVIA reported an increase of 15 percent in total RV shipments to 370,100 units, including approximately 13,000 units to the Federal Emergency Management Agency, while shipments of travel trailers and fifth wheel RVs increased 19 percent for the year to 254,600 units, both the highest industry wholesale shipments in over 25 years.

          In the long-term, increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to U.S. Census Bureau projections, 10 years from now there will be in

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

excess of 20 million more people over the age of 50. In recent years, the RVIA has employed an advertising campaign to attract customers in the 35 to 54 age group, and the number of RV’s owned by those 35 to 54 grew faster than all other age groups. Industry growth also appears to continue to be bolstered by a preference for domestic vacations rather than foreign travel, and low interest rates.

Manufactured Housing Industry

          As a result of (i) limited credit availability for purchases of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans were used to finance approximately 30 percent of manufactured homes purchased in 2004), and (iii) unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in both 2003 and 2004, the lowest production levels in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely than industry production in recent years. A significant portion of retail sales of manufactured homes in the last several years have apparently been filled by the resale of repossessed homes, as well as inventory reductions by dealers and manufacturers, rather than new production. It has been estimated that approximately 90,000 to 100,000 manufactured homes were repossessed in each of 2001, 2002 and 2003, far in excess of historical repossession levels.  It has been reported that the annual level of repossessions of manufactured homes declined to between 80,000 and 85,000 homes in 2004, with further reductions in repossessions expected in 2005.

          The Manufactured Housing Institute (“MHI”) reported that for the second quarter of 2005, industry wholesale shipments of manufactured homes remained the same as in the comparable period of 2004, after increasing 7 percent in the first quarter of 2005. For the six months ended June 30, 2005, industry wholesale shipments were up 3 percent from the comparable period of 2004. The availability of financing for manufactured homes has apparently improved somewhat. In September 2003 Berkshire Hathaway Inc. acquired Clayton Homes and Oakwood Homes, two of the leading producers of manufactured homes, as well as 21st Mortgage.  Since then, Berkshire has helped Clayton raise substantial funds for its mortgage operations. Further, the level of dealer inventory is low, and, as noted above, the level of repossessions of manufactured homes has reportedly declined this year. The Company believes that long-term prospects for manufactured housing are favorable because manufactured homes provide quality, affordable housing.

Raw Material Prices

          Steel is one of the Company’s primary raw materials in both segments, representing about 50 percent of the Company’s raw material costs. In mid December 2003 and continuing during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases.  The cost of certain types of steel have moderated in the first half of 2005, although the prices the Company pays for steel, depending on the type of steel purchased, are currently approximately double the levels they were at the end of 2003. To offset the impact of higher steel costs, the Company implemented surcharges and sales price increases to its customers.  The Company estimates that by early 2005 substantially all steel cost increases received through the second quarter of 2005 were passed on to customers, although essentially without markup. In 2004 and continuing into 2005, the Company has also received cost increases from suppliers of aluminum, vinyl, glass and ABS resin.

          The Company does not expect to earn additional profit from the sales price increases implemented in response to rising raw material costs.  As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel.  However, if raw material costs

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Continued)

remain stable, the raw material cost increases experienced to date are not expected to have a significant effect on operating profit in 2005 because they have been substantially offset by the sales price increases which have been implemented. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future raw material cost increases can be passed on to customers in the form of sales price increases.

RESULTS OF OPERATIONS

          Net sales and operating profit are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Net sales:
RV segment	$216,257	$166,971	$110,999	$93,798
MH segment	101,312	82,739	52,024	47,889

Total	$317,569	$249,710	$163,023	$141,687

Operating profit:
RV segment	$18,906	$18,265	$10,512	$10,406
MH segment	10,463	9,057	6,593	5,445

Total segments operating profit	$29,369	$27,322	$17,105	$15,851
Amortization of intangibles	(645)	(466)	(360)	(261)
Corporate and other	(3,182)	(2,686)	(1,615)	(1,440)
Other income	31	428	—	—

Operating profit	$25,573	$24,598	$15,130	$14,150

Consolidated Highlights

•	Net sales for the second quarter of 2005 increased 15 percent from the second quarter of 2004, or 5 percent excluding the impact of sales price increases and acquisitions.

•	Net sales of the Company’s RV segment increased 18 percent for the quarter, or approximately 9 percent excluding the impact of sales price increases and acquisitions.

•

Net sales of the Company’s MH segment increased 9 percent for the quarter. Excluding the impact of sales price increases and acquisitions, net sales of this segment were down approximately 3 percent compared to last year.

•	Net income for the second quarter of 2005 increased 6 percent from the second quarter of 2004. Net income did not increase in proportion to net sales for several reasons, including:

•	The operating profit margin declined because raw material cost increases experienced primarily in 2004 were passed on to customers largely without profit margin.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Continued)

•

The Company incurred start-up losses of approximately $850,000 ($400,000 after taxes and the direct impact on incentive compensation) related to new products and a recently opened facility in Arizona. The Company expects to incur further start-up costs during the next few quarters.

•

The provision for bad debts for the second quarter this year was approximately $850,000 ($400,000 after taxes and the direct impact on incentive compensation) higher than in the second quarter of 2004. The Company has implemented new procedures to help improve collections of accounts receivable.

•

Warranty expenses increased about $400,000 ($200,000 after taxes and the direct impact on incentive compensation) over the second quarter of 2004. To help control future warranty costs and maintain high customer satisfaction, the Company has increased its quality control efforts by adding dedicated quality control personnel at many of its larger manufacturing facilities.

•

On May 20, 2005, the Company acquired the business and certain assets of Venture Welding (“Venture”) for approximately $18.5 million in cash. Venture Welding had annualized sales prior to the acquisition of approximately $18 million. Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units. Among the assets acquired is a patent that will enable the Company to build improved chassis for manufactured homes while also improving production efficiencies.

RV Segment

          Net sales of the RV segment increased 18 percent to $111 million in the second quarter of 2005. Excluding the impact of the May 2004 acquisition of Zieman (approximately $4 million for the additional one month), and sales price increases of approximately $5 million, “organic” sales growth of this segment was approximately 9 percent, despite a 5 percent industry-wide decline in wholesale shipments of RVs this quarter. Industry-wide wholesale shipments of the travel trailer and fifth wheel segment of the RV industry, for which approximately 95 percent of the Company’s RV products are made, decreased 1% this quarter. The decline in industry-wide wholesale shipments was largely due to reduced production by RV manufacturers, primarily in response to dealers’ efforts to reduce inventories of 2005 models in advance of the introduction this summer of 2006 models. Some RV manufacturers also expanded their typical July 4th holiday shutdown from one week to two weeks, including the last week of June.

          For the first six months of 2005 net sales of the RV segment increased nearly 30 percent over the comparable period last year, including organic growth of 12 percent (excluding the impact of acquisitions of approximately $13 million and sales price increases of approximately $16 million), compared to flat industry-wide wholesale shipments and a 5 percent increase in industry wholesale shipments of travel trailers and fifth wheel RVs.

          The organic sales growth of the RV segment exceeded industry-wide results partly because of an increase in sales of newly introduced products, including slide-out mechanisms and leveling devices for motorhomes, as well as axles, steps and bath products. Sales of all slide-out mechanisms increased 27 percent to $23 million in the second quarter of 2005, including nearly $4 million of slide-outs for motorhomes, which

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Continued)

the Company began selling in the second quarter of 2004. The Company has a substantial share of the market for slide-out mechanisms for towable RVs, and expects future growth in sales of its slide-out products to come largely from slide-out products for motorhomes.

          RV segment results for the second quarter of 2005 included a full quarter of sales by Zieman, acquired in May 2004, compared to only two months of Zieman sales in the second quarter of 2004. Zieman’s RV segment manufactures and sells RV chassis and chassis parts, as well as specialty trailers. Operating results of the specialty trailer business are included in the RV segment. Zieman previously sold these specialty trailers only on the West Coast, however, earlier this year the Company opened a facility in Indiana to manufacture specialty trailers for sale in other regions of the country. Sales by this new specialty trailer operation in Indiana reached approximately $2.2 million during the second quarter of 2005. Start-up losses of approximately $650,000, related to the new specialty trailer operation and other newly-introduced products, were recorded in this segment during the second quarter of 2005. Over the next few quarters, the Company expects to incur additional start up losses at this facility, and in the production of other newly introduced products.

          Operating profit of the RV segment increased 1 percent to $10.5 million in the second quarter of 2005, although the operating profit margin of this segment declined to 9.5 percent of sales in the second quarter of 2005 from 11.1 percent in the second quarter last year. The operating profit margin declined partially because of the start-up losses, and partially because raw material cost increases, experienced primarily in 2004, were passed on to customers largely without margins. In addition, the allowance for doubtful accounts was increased by approximately $600,000 in the segment.

          For the first six months of 2005, the operating profit of the RV segment increased 4 percent to $18.9 million, or 8.7 percent of sales, compared to 10.9 percent of sales in the comparable period last year. In the first quarter of 2005, operating profit was impacted by $500,000 of charges related to legal proceedings (less the related reduction in incentive compensation expenses) related to a settlement offer made by the Company in the action entitled SteelCo., vs. Lippert Components, Inc. et al, described in Part II, Item 1 – Legal Proceedings.

          Excluding the impact of the sales price increases described above, labor and manufacturing overhead costs as a percent of sales declined this quarter and for the first six months of 2005, as lower overtime costs and improved production efficiencies more than offset increases in warranty and quality control costs. The Company has augmented its quality control effort to help minimize future warranty costs and maintain high customer satisfaction. For the Company’s RV and MH segments combined, expenditures for quality control increased by more than $1.5 million and $0.7 million for the first six months and the second quarter this year, respectively, over the comparable periods in 2004.

MH Segment

          Net sales of the MH segment increased 9 percent this quarter to $52 million. Excluding the impact of acquisitions (approximately $3 million), and sales price increases of approximately $3 million, net sales of this segment declined about 3 percent from the second quarter of 2004, compared to the flat industry-wide production of manufactured homes this quarter.

          For the first six months of 2005, net sales by the MH segment increased 22 percent over the comparable period in 2004, including organic growth of 2 percent (excluding the impact of acquisitions of

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Continued)

approximately $8 million and sales price increases of approximately $8 million), compared to a 3 percent increase in industry-wide production of manufactured homes.

          Operating profit of the MH segment increased 21 percent to $6.6 million in the second quarter of 2005. The operating profit margin of this segment increased to 12.7 percent of sales, from 11.4 percent in the second quarter of 2004, despite more than $200,000 of start-up costs related to a new window manufacturing plant in Arizona, and an increase in the provision for bad debts of nearly $300,000. The operating profit margin of this segment increased partially because material costs as a percent of sales declined approximately one percent compared to the comparable period last year, after rising about 5 percent in the second quarter of 2004. Steel and other raw material cost increases incurred by the Company last year were passed on to customers during 2004 and early 2005, although largely without profit margin; as a result, material costs as a percent of sales in the second quarter of 2005 were lower than in the second quarter of 2004, but were 4 percent higher than in the second quarter of 2003.

          For the first six months of 2005, the operating profit of the MH segment increased 16 percent to $10.5 million, or 10.3 percent of sales, compared to $9.1 million, or 10.9 percent of sales in the comparable period last year. In the first quarter of 2005, operating profit was reduced by a $2.1 million charge related to legal proceedings (less the related reduction in incentive compensation) which resulted from an adverse ruling in the action entitled Marlon Harris vs. Lippert Components, Inc., described in Part II, Item 1 – Legal Proceedings. Excluding the impact of this charge, the operating profit margin of this segment would have been approximately 12.1 percent for the first six months of 2005.

Corporate and Other

          Corporate and other expenses for the first six months of 2005 increased $500,000 compared to the same period in 2004; for the second quarter corporate and other expenses increased $200,000. The increase for the six month period was largely the result of increases in audit fees, personnel costs and other costs related to compliance with Section 404 of Sarbanes-Oxley.

Other Income

          In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. In 2004, the Company received payments aggregating approximately $500,000, and recorded a pre-tax gain on sale of $428,000. In January 2005, the Company received the second payment under the note for $570,000, including interest, which had been previously fully reserved, and the Company therefore recorded a gain on the $570,000 recovery in the first quarter. The balance of the note is now $3 million, which continues to be fully reserved.

          Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. In March 2005, the owner of the manufacturing process related to this intellectual property informed the Company that it may not be able to perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment has not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $500,000, largely offsetting the gain on the collection of the note.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Taxes

          The effective tax rate for the first six months of 2005 was 38.6 percent as compared to 39.0 percent for the first six months of 2004.  The effective tax rate for the second quarter of 2005 was 38.5 percent as compared to 39.0 percent for the second quarter of 2004.  The effective tax rate considers the provisions of the Jobs Creation Act of 2004 which gives a small federal tax break on manufacturing activities, which was partially offset by a change in the composition of pre-tax income for state tax purposes. The effective tax rate for the full year 2004 was 38.5 percent.

Interest Expense, Net

          Interest expense, net, for the six months of 2005, increased $600,000 from the same period last year, while interest expense, net, for the second quarter of 2005, increased $300,000 from the second quarter of 2004.  These increases are due to an increase in average debt levels, offset by savings resulting from a reduction in the average interest rate and $213,000 of interest costs capitalized in connection with capital projects. Interest expense is expected to continue to increase during the second half of 2005 as a result of the higher debt levels resulting largely from the acquisition of the business and certain assets of Venture Welding, the interest on the Marlon Harris legal matter and the completion of capital projects.

LIQUIDITY AND CAPITAL RESOURCES

          The Statements of Cash Flows reflect the following (in thousands):

	Six Months Ended June 30,

	2005	2004

Net cash flows provided by (used for) operating activities	$18,120	$(7,522)
Net cash flows used for investment activities	$(26,806)	$(32,051)
Net cash flows provided by financing activities	$13,281	$30,852

Cash Flow from Operations

          Net cash flows from operating activities increased approximately $25.6 million in the first six months of 2005 compared to the first six months of 2004 due to:

a)

A reduction in inventories during the first six months of 2005 as compared to an increase in the prior year. The reduction in the current year resulted from a concerted effort by management to reduce the number of days of inventory on hand at all locations, partially offset by additional inventory requirements to meet increased sales volume due largely to seasonality and new product offerings.  The increase in inventory in the prior year resulted from (i) additional inventory requirements to meet increased sales volume, and (ii) the Company’s strategic buying of steel in advance of the numerous price increases, so that the Company could postpone sales price increases to its customers for as long as possible. On both June 30, 2005 and 2004, there was less than a two week supply of finished goods on hand.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

b)

An offset to the reduction in inventory resulting from a smaller increase in accounts payable, accrued expenses and other current liabilities, compared to the prior year. The smaller increase in accounts payable, accrued expenses and other current liabilities in the current year is due the timing of payments. Trade payables are generally paid within the discount period.

c)

An offset to the reduction in inventory resulting from a larger increase in accounts receivable for the first six months of 2005. The increase in accounts receivable was due largely to an increase in net sales, and, to a lesser extent, an increase in days sales outstanding to approximately 25 days from 22 days at June 30, 2004.  The increase in days sales outstanding was primarily in the Company’s smaller customer accounts.  The Company increased the allowance for doubtful accounts by $850,000, partly as a result of the increase in days sales outstanding.

Cash Flows from Investing Activities:

          Cash flows used for investing activities of $26.8 million in the first six months of 2005 include $18.5 million for the acquisition of Venture. The balance of the cash flows from investing activities consisted primarily of capital expenditures.  Capital expenditures for 2005 are anticipated to be approximately $14 - $16 million and are expected to be funded by cash flows from operations and a $2 million real estate mortgage obtained in the first half of 2005.

          Cash flows used for investing activities of $32.1 million in the first six months of 2004 included $21.6 million for the cash portion of the acquisition purchase price for Zieman.  The balance of cash flows from investing activities consisted primarily of $10.3 million of capital expenditures.

Cash Flows from Financing Activities

          Cash flows provided by financing activities for the first six months of 2005 include a net increase in debt of $9.2 million, and $4.4 million received upon the exercise of employee stock options.  The increase in debt was used primarily to fund the acquisition of Venture.

          On February 11, 2005, the Company consummated the refinancing of its line of credit with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (the “Credit Agreement”) (collectively, the “Lenders”). The maximum borrowings under the Credit Agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders.  Interest on borrowings from the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest from 1 percent to 1.80 percent, currently 1.25 percent, depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009.

          Borrowings under the Company’s $60 million Credit Agreement at June 30, 2005 were $34.7 million.  In addition, the Company had $6.1 million in outstanding letters of credit.  Availability under the Company’s line of credit was $19.2 million at June 30, 2005. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

          Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction.  Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.  Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes.  On April 29, 2005, the Company issued $20 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Condensed Consolidated Financial Statements.

SUBSEQUENT EVENT

          On August 4, 2005, the Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. The Company will issue one new share of common stock on September 7, 2005 for each share held by stockholders of record as of August 19, 2005.

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

INFLATION

          The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003 and during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The cost of certain types of steel have moderated in the first half of 2005, although the prices the Company pays for steel, depending upon the type of steel purchased, are currently approximately double the levels they were at

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

the end of 2003. In 2004 and continuing into 2005, the Company has also received cost increases from suppliers of aluminum, vinyl, glass and ABS resin.  The Company experienced modest increases in its labor costs in 2005 and 2004 related to inflation.

USE OF ESTIMATES

          The preparation of these financial statements in conformity with US generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, doubtful accounts, inventory reserves, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

          On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate (3.26813 percent at June 30, 2005 based upon the May 15, 2005 reset date) plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date. At June 30, 2005, the notional amount was $18,000,000. The fair value of the swap was zero at inception. At June 30, 2005 the fair value of the interest rate swap was $232,000. The Company has designated this swap as a cash flow hedge of certain borrowings under the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently.

          At June 30, 2005, the Company had $40.5 million of fixed rate debt plus $18 million outstanding under the Interest Rate Swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2005, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $585,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

          At June 30, 2005, the Company had $22.1 million of variable rate debt, excluding the $18 million outstanding under the Interest Rate Swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2005, and outstanding borrowings of $22.1 million, future cash flows would be affected by $221,000 per annum.

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

          b) Changes in Internal Controls

          There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          One of the Company’s subsidiaries is currently in the process of installing new computer software. While to date there have been no significant changes in the Company’s internal controls related to the new software, the Company anticipates that by the end of 2005, and continuing into 2006, certain advanced functionality of the new software will be implemented to further strengthen the Company’s internal controls.

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

          Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunction relief. However, on February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which the Company believes could be less than $1 million based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to Plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. It is anticipated that a trial will be held in early 2006.

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

          The verdict was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award. Subsequent settlement discussions were unsuccessful. Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. Lippert intends to appeal the verdict as well as the punitive damage award, as counsel for Lippert asserts that the verdict is unsupported by the evidence, and the punitive damage award exceeds the limit generally permitted in California. Lippert continues to accrue interest on the unpaid punitive damages award at 10% per annum. There can be no assurance of the outcome of the appeal.

          On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas. Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel has advised that, at this stage of the case, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there can be no assurance that plaintiff’s or another defendant’s theories will not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages in excess of $130 million and each of the five Plaintiffs seeks $25 million in exemplary damages from each defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. The trial is in the discovery stage, and there has been no determination of liability. Lippert’s liability insurer has assigned counsel to defend Keystone’s claim against Lippert.

          Lippert and Kinro sell products to Oakwood Homes, Inc. (“Oakwood”), which filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2002. Proofs of claim filed by Lippert and Kinro are pending. Kinro has been advised that the OCH Liquidation Trust (the “Trust”) intends to file preference claims against Kinro with respect to payments made to Kinro by Oakwood prior to the bankruptcy filing, and Lippert has received such claims asserted by the Trust. The preference claims are in the aggregate amount of approximately $4 million. The Company believes that Lippert and Kinro have valid defenses to the preference claims and that there should be no material liability to the Trust. In this connection, the Trust has indicated that, as an alternative to preference claims, the Trust might assert that payments by Oakwood constituted fraudulent transfers under sections 544 and 548 of the Bankruptcy Code. If the Trust pursues this claim, Lippert and Kinro, as well as several other creditors similarly situated, intend to vigorously defend against it.

          In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2005, would not be material to the Company’s financial position or annual results of operations.

          Item 4 – Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 18, 2005. Of the 10,361,064 shares of common stock entitled to vote at such meeting, holders of at least 8,854,000 shares were present in person or by proxy. At the meeting, stockholders elected to the Board of Directors Leigh J. Abrams, Edward W. Rose III, David L. Webster, James F. Gero, L. Douglas Lippert, Frederick B. Hegi, Jr., David A. Reed and Jack B. Lowe, Jr., each with a term expiring in 2006. Votes cast for and votes withheld in the election of Directors were as follows:

		VOTE
VOTE	FOR	WITHHELD

Edward W. Rose III	8,787,317	202,602
Leigh J. Abrams	8,896,728	93,191
David L. Webster	8,896,003	93,916
L. Douglas Lippert	8,895,353	94,566
James F. Gero	8,905,328	84,591
Frederick B. Hegi, Jr.	8,855,583	134,336
David A. Reed	8,922,203	67,716
John B. Lowe, Jr.	8,948,343	41,576

          There were no abstentions or broker non-votes. The stockholders also ratified the appointment of KPMG LLP as independent auditors for the Company for 2005. Voting for the resolution ratifying the appointment were 8,935,490 shares. Voting against were 45,167 shares. Abstaining were 9,262 shares. There were no broker non-votes.

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

August 9, 2005