Form 10-Q
period 2005-09-30
DREW INDUSTRIES INC
filed 2005-11-09
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,123,408 shares of common stock as of October 31, 2005.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Net sales	$488,360	$398,540	$170,791	$148,830
Cost of sales	378,895	308,199	132,145	115,928

Gross profit	109,465	90,341	38,646	32,902
Selling, general and administrative expenses	67,532	53,143	22,255	19,874
Other income	131	428	100	—

Operating profit	42,064	37,626	16,491	13,028
Interest expense, net	2,769	2,267	770	854

Income before income taxes	39,295	35,359	15,721	12,174
Provision for income taxes	15,031	13,702	5,934	4,660

Net income	$24,264	$21,657	$9,787	$7,514

Net income per common share:
Net income:
Basic	$1.16	$1.05	$.46	$.36

Diluted	$1.13	$1.02	$.45	$.35

Weighted average common shares outstanding:
Basic	20,903	20,542	21,100	20,593

Diluted	21,471	21,198	21,628	21,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31, 2004

	2005	2004

(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$1,931	$2,780	$2,424
Accounts receivable, trade, less allowances	47,148	39,140	26,099
Inventories	84,029	79,625	72,332
Prepaid expenses and other current assets	9,207	5,875	10,552

Total current assets	142,315	127,420	111,407

Fixed assets, net	109,609	96,503	99,781
Goodwill	22,015	17,397	16,755
Other intangible assets	11,275	6,424	6,070
Other assets	7,901	2,947	4,040

Total assets	$293,115	$250,691	$238,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$11,376	$12,491	$12,121
Accounts payable, trade	38,822	20,409	13,371
Accrued expenses and other current liabilities	37,405	35,837	28,711

Total current liabilities	87,603	68,737	54,203

Long-term indebtedness	50,438	62,266	59,303
Other long-term liabilities	2,103	2,082	2,503

Total liabilities	140,144	133,085	116,009

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized
30,000,000 shares; issued 25,397,658 shares at September 2005;
24,856,226 shares at September 2004 and 24,919,706 at
December 2004	254	248	250
Paid-in capital	42,262	34,863	35,789
Retained earnings	129,677	101,962	105,413
Accumulated other comprehensive income	245	—	59

	172,438	137,073	141,511
Treasury stock, at cost - 4,298,650 shares	(19,467)	(19,467)	(19,467)

Total stockholders’ equity	152,971	117,606	122,044

Total liabilities and stockholders’ equity	$293,115	$250,691	$238,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

(In thousands)

Cash flows from operating activities:
Net income	$24,264	$21,657
Adjustments to reconcile net income to cash flows provided by (used for)
operating activities:
Depreciation and amortization	8,387	6,842
Deferred taxes	(518)	—
Loss on disposal of fixed assets	215	243
Stock-based compensation expense	914	804
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(21,049)	(19,168)
Inventories	(10,769)	(35,740)
Prepaid expenses and other assets	1,844	3,274
Accounts payable, accrued expenses and other liabilities	32,760	20,951

Net cash flows provided by (used for) operating activities	36,048	(1,137)

Cash flows from investing activities:
Capital expenditures	(16,174)	(19,781)
Acquisition of businesses	(17,880)	(21,388)
Proceeds from sales of fixed assets	2,010	341
Other Investments	(130)	(289)

Net cash flows used for investing activities	(32,174)	(41,117)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	142,800	170,470
Repayments under line of credit and other borrowings	(152,410)	(135,709)
Exercise of stock options	5,563	1,492
Other	(320)	—

Net cash flows (used for) provided by financing activities	(4,367)	36,253

Net decrease in cash	(493)	(6,001)

Cash and cash equivalents at beginning of period	2,424	8,781

Cash and cash equivalents at end of period	$1,931	$2,780

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$3,104	$2,289
Income taxes, net of refunds	$11,492	$7,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

(In thousands, except shares)

Balance - December 31, 2004	$250	$35,789	$105,413	$59	$(19,467)	$122,044

Net income for the nine months
ended September 30, 2005			24,264			24,264
Unrealized gain on interest rate
swap, net of taxes				186		186

Comprehensive income						24,450
Issuance of 477,952 shares of
common stock pursuant to stock
option plan	4	2,931				2,935
Income tax benefit relating to
issuance of common stock
pursuant to stock option plan		2,628				2,628
Stock-based compensation expense		914				914

Balance - September 30, 2005	$254	$42,262	$129,677	$245	$(19,467)	$152,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

         The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew”or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (“Kinro”), and Lippert Components, Inc. and its subsidiaries (“Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles and manufactured homes, and to a lesser extent specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

         The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2004 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

         In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Segment Reporting

         The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 68 percent and 66 percent of consolidated net sales for the nine month periods ended September 30, 2005 and 2004, respectively, manufactures a variety of products used in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. The RV segment also manufactures specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles.

         The MH segment, which accounted for 32 percent and 34 percent of consolidated net sales for the nine month periods ended September 30, 2005 and 2004, respectively, manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows, chassis, chassis parts, and thermo-formed bath products.

         Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman Manufacturing Company (“Zieman”), the specialty trailer business of Zieman has been added to the RV segment. Other than sales of specialty trailers, which aggregated approximately $25 million for the first nine months of 2005 and $17 million in all of 2004, sales to industries other than manufacturers of RVs and MHs are not significant. Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

         Information relating to segments follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Net sales:
RV segment	$329,877	$262,856	$113,620	$95,885
MH segment	158,483	135,684	57,171	52,945

Total	$488,360	$398,540	$170,791	$148,830

Operating profit:
RV segment	$31,579	$26,598	$12,673	$8,333
MH segment	16,249	15,498	5,786	6,441

Total segments operating profit	$47,828	$42,096	$18,459	$14,774
Amortization of intangibles	(1,035)	(753)	(390)	(287)
Corporate and other	(4,860)	(4,145)	(1,678)	(1,459)
Other income	131	428	100	—

Operating profit	$42,064	$37,626	$16,491	$13,028

3. Acquisitions

         On May 20, 2005, Lippert acquired certain assets and the business of Elkhart, Indiana - based Venture Welding (“Venture”). Venture is a manufacturer of chassis and chassis parts for manufactured homes, modular homes and office units, and had annualized sales prior to the acquisition of approximately $18 million. The purchase price was approximately $18.6 million, excluding the existing accounts receivable of Venture, which were retained by the former owners. The purchase price was funded through the issuance of $20 million of five year Senior Promissory Notes at the fixed interest rate of 5.01 percent. The acquisition included two of Venture’s four factories, and Lippert has consolidated production of certain of Venture’s products into Lippert’s existing factories. The acquisition also included certain patents, which will permit Lippert to manufacture chassis using a cold camber process, as well as the hot cambering process currently being used. Lippert anticipates expanding the cold camber technology throughout its other MH chassis factories. Additionally, Lippert acquired a patent governing the manufacture of chassis basement systems, which Lippert was previously using under license.

         Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$5,913
Identifiable intangible assets	6,707
Goodwill	5,953

Total cash consideration	$18,573

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Inventories

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

         Inventories consist of the following (in thousands):

	September 30,		December 31,

	2005	2004	2004

Finished goods	$13,380	$11,982	$10,816
Work in process	3,094	2,189	2,112
Raw material	67,555	65,454	59,404

Total	$84,029	$79,625	$72,332

5. Long-term Indebtedness

         On February 11, 2005, the Company consummated the refinancing of its line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the Credit Agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings from the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest from 1 percent to 1.80 percent, currently 1.25 percent, depending on the Company’s performance and financial condition. The Credit Agreement expires June 30, 2009. Borrowings under the credit agreement are secured only by the capital stock of the Company’s subsidiaries.

         Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. On April 29, 2005, the Company issued $20 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest. These funds were used for the acquisition of Venture as further described in Note 3 of Notes to Condensed Consolidated Financial Statements.

         Pursuant to the Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At September 30, 2005, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

         Long-term indebtedness consists of the following (in thousands except percents):

	September 30,		December 31, 2004

	2005	2004

Senior Notes payable at the rate of $8,000 per annum
on January 28, with interest payable
semiannually at the rate of 6.95% per annum,
final payment made on January 28, 2005	$—	$8,000	$8,000
Senior Promissory Notes payable at the rate of $1,000 per
quarter on April 29, July 29, October 29 and January 29,
with interest payable quarterly at the rate of 5.01% per
annum, final payment to be made on April 29, 2009	19,000	—	—
Notes payable pursuant to a Credit Agreement expiring
June 30, 2009 consisting of a line of credit, not
to exceed $60,000 at September 30, 2005, $55,000 at
September 30, 2004 and $45,000 at December 31, 2004;
interest at Prime Rate, or LIBOR plus a rate margin
based upon the Company’s performance	17,875	44,445	34,725
Industrial Revenue Bonds, interest rates at September 30, 2005 of 4.35% to 6.28%, due 2008 through 2017; secured by
certain real estate and equipment	9,741	7,370	10,917
Real estate mortgage payable at the rate of $70 per month
with a balloon payment of $3,371 in May 2006,
interest at 9.03% per annum	3,671	4,151	4,035
Other loans primarily secured by certain real estate and
equipment, due 2006 to 2011, with fixed rates at
September 30, 2005 of 5.18% to 7.75%	8,095	4,057	9,183
Other loans primarily secured by certain real estate and
equipment, due 2006 to 2016, with variable rates at
September 30, 2005 of 6.75% to 7.00%	3,432	6,734	4,564

	61,814	74,757	71,424

Less current portion	11,376	12,491	12,121

Total long-term indebtedness	$50,438	$62,266	$59,303

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Weighted Average Common Shares Outstanding

         Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Weighted average common shares
outstanding - basic	20,903	20,542	21,100	20,593
Assumed issuance of common stock
pertaining to stock options	568	656	528	649

Weighted average common shares
outstanding - diluted	21,471	21,198	21,628	21,242

7. Stock Options

         In 2002, the Company adopted the fair value method of accounting for stock options as contained in Statement of Financial Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company is utilizing the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” All employee stock options granted after January 1, 2002 are being expensed on a straight line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. Compensation expense related to stock options was $710,000 and $222,000 for the nine and three months ended September 30, 2005, respectively, and $635,000 and $212,000 for the nine and three months ended September 30, 2004, respectively.

         Prior to January 1, 2002, the Company had applied the “disclosure only” option of SFAS No.123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

         The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Net income as reported	$24,264	$21,657	$9,787	$7,514
Add: Compensation expense related to stock
options included in reported net
income, net of related tax effects	436	389	136	131
Deduct: Total compensation expense related to
stock options determined under fair value
method for all awards, net of related tax effect	(489)	(593)	(154)	(197)

Pro forma net income	$24,211	$21,453	$9,769	$7,448

Net income per common share:
Basic - as reported	$1.16	$1.05	$.46	$.36

Basic - pro forma	$1.16	$1.04	$.46	$.36

Diluted - as reported	$1.13	$1.02	$.45	$.35

Diluted - pro forma	$1.13	$1.01	$.45	$.35

8. Commitments and Contingencies

         Lippert is a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Riverside Division.

         Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunctive relief. Lippert believes the case has no merit, and has asserted counterclaims against plaintiff. On February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which we believe could be less than $1 million (before trebling) based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. It is anticipated that a trial will be held in early 2006.

         Lippert is a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District. Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division. The machine was purchased used and was not fitted with a guard. The claimant pursued a workers compensation claim and a third party action against Lippert and other defendants, including the manufacturer and the vendor of the subject machine. The third party suit involved allegations of willful and wanton actions and sought compensatory and punitive damages. At trial, the jury found in favor of plaintiff for compensatory and punitive damages.

         The verdict was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised us that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award. Subsequent settlement discussions were then unsuccessful. Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On September 21, 2005, the Company entered into an agreement to settle this litigation for approximately $2.8 million and, as a result, during the third quarter of 2005 the Company reversed approximately $1.2 million of the previously accrued jury award and approximately $200,000 of previously accrued interest.

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

         Lippert and Kinro sell products to Oakwood Homes, Inc. (“Oakwood”), which filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2002. Proofs of claim filed by Lippert and Kinro are pending. Kinro was advised that the OCH Liquidation Trust (the “Trust”) intended to file preference claims against Kinro with respect to payments made to Kinro by Oakwood prior to the bankruptcy filing, and Lippert had received such claims asserted by the Trust. The preference claims were in the aggregate amount of approximately $4 million. Although, we believe that Lippert and Kinro had valid defenses to the preference claims and that there would be no material liability to the Trust, in order to avoid protracted and costly litigation, both Lippert and Kinro agreed to settle these claims. Pursuant to the separate settlements, Lippert

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

waived a portion of its allowed unsecured claims valued at $32,000, and Kinro waived a portion of its allowed unsecured claims valued at $7,000.

         On or about October 11, 2005 and October 12, 2005 two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al., Case No. CV027691, and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al., Case No. 05AS04523. Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are virtually identical. Defendant Zieman Manufacturing Company (“Zieman”) is an indirect subsidiary of the Company.

         Plaintiffs allege that defendant Weekend Warrior sold model years 1999 - 2005 FS2600 and FS3000 trailers, equipped with frames manufactured by Zieman, that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased new or used model years 1999 - 2005 FS2600 and FS3000 trailers. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

         Zieman intends to vigorously defend against the allegations made by plaintiffs. Zieman is currently analyzing the complaints and preparing a response to the allegations regarding the frames manufactured by Zieman, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have indicated their intention to defend Zieman, subject to reservation of the insurers’ rights upon terms and conditions that have not yet been provided, and may be subject to negotiation.

         In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2005, would not be material to the Company’s financial position or annual results of operations.

9. Other Income

         In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2004, the Company received payments aggregating approximately $500,000, and recorded a pre-tax gain on sale of $428,000. In 2005, the Company received payments aggregating approximately $650,000, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is now $3 million, which continues to be fully reserved.

         Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. In March 2005, the owner of the manufacturing process related to this intellectual property

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

11. Stock Split

         On August 4, 2005, the Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. On September 7, 2005 the Company issued one new share of common stock for each share held by stockholders of record as of August 19, 2005. All share and per share amounts have been adjusted retroactively to give effect for the stock split.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (“Kinro”) and Lippert Components, Inc. and its subsidiaries (“Lippert”) have operations in both the MH and RV segments. At September 30, 2005, the Company’s subsidiaries operated 47 plants in the United States and one in Canada.

         The RV segment accounted for 68 percent of consolidated net sales for the nine months ended September 30, 2005 and 65 percent of the annual consolidated net sales for calendar 2004. The RV segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company’s RV products are used primarily in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 69 percent of all RVs shipped by the industry in 2004, up from 61 percent in 2001. The Company has begun to focus its efforts on expanding its market share for products used in motorhomes, and began selling slide-out mechanisms for motorhomes in the second quarter of 2004. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman, the specialty trailer business of Zieman, including trailers for hauling equipment, boats, personal watercraft and snowmobiles, has been added to the RV segment.

         The MH segment, which accounted for 32 percent of consolidated net sales for the nine months ended September 30, 2005 and 35 percent of the annual consolidated net sales for calendar 2004, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath products.

         Other than sales of specialty trailers, which are included in the RV segment, which aggregated approximately $25 million in the first nine months of 2005 and $17 million in all of 2004, sales to industries other than manufacturers of RVs and MHs are not significant.

BACKGROUND

Recreational Vehicle Industry

         The Recreational Vehicle Industrial Association (“RVIA”) reported an 8 percent increase in total industry wholesale RV shipments in the third quarter of 2005 as compared to the third quarter of 2004. Shipments of travel trailers and fifth wheel RVs, the Company’s primary RV market, increased 17 percent for the quarter, primarily driven by the 103 percent (11,400 units) increase in travel trailer sales during the month of September. The large increase in travel trailer sales during the month of September was due to purchases by the Federal Emergency Management Agency (“FEMA”) of travel trailers for victims of hurricane Katrina. Industry-wide sales of motorhomes declined nearly 13 percent for the quarter. Industry sources estimate that industry-wide wholesale shipments of travel trailers will also increase substantially in the fourth quarter of 2005 due to additional purchases by FEMA, and the total purchases by FEMA in 2005 and 2006 could aggregate 80,000 to 100,000. A portion of the units purchased by FEMA were from existing dealer inventory. Most of the travel trailers ordered by FEMA have included fewer features and amenities than the travel trailers typically produced by the industry. As a result, the Company’s average content for the travel trailers purchased by FEMA will likely be less than the Company’s average content in typical travel trailers.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

         In 2004, the RVIA reported an increase of 15 percent in total RV shipments to 370,100 units, including approximately 13,000 units to the Federal Emergency Management Agency related to the hurricanes that struck Florida during 2004, while shipments of travel trailers and fifth wheel RVs increased 19 percent for 2004 to 254,600 units, both the highest industry wholesale shipments in over 25 years.

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

Manufactured Housing Industry

         As a result of (i) limited credit availability for purchases of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans, which are loans secured only by the home which is then placed on leased land, were used to finance approximately 30 percent of manufactured homes purchased in 2004), and (iii) unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in both 2003 and 2004, the lowest production levels in 40 years. However, based upon industry reports, retail sales of manufactured homes have declined much less severely than industry production in recent years. A significant portion of retail sales of manufactured homes in the last several years have apparently been filled by the resale of repossessed homes, as well as inventory reductions by dealers and manufacturers, rather than new production. It has been estimated that approximately 90,000 to 100,000 manufactured homes were repossessed in each of 2001, 2002 and 2003, far in excess of historical repossession levels. It has been reported that the annual level of repossessions of manufactured homes declined to between 80,000 and 85,000 homes in 2004, with further reductions in repossessions expected in 2005.

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

         The Manufactured Housing Institute (“MHI”) reported that for the third quarter, industry wholesale shipments of manufactured homes were flat with the comparable period of 2004, after increasing 3 percent in the first six months of 2005. For the year to date ended September 30, 2005, industry wholesale shipments were up 2 percent from the comparable period of 2004. Industry sources estimate that FEMA orders for manufactured homes in 2005 could aggregate 25,000. These FEMA orders will be comprised largely of smaller, single section homes, and as a result, the Company’s average content for the manufactured homes purchased by FEMA will likely be less than the Company’s average content in manufactured homes.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

         If manufacturers ship the estimated 25,000 homes ordered by FEMA during 2005, and FEMA doesn’t revise the orders, industry shipments for the year could reach or exceed 150,000 homes compared to the 131,000 shipped last year. Industry analysts anticipate sales of manufactured homes could remain strong throughout 2006 and possibly into 2007, as the permanent rebuilding of hurricane-stricken areas continues.

Raw Material Prices

         Steel is one of the Company’s primary raw materials in both segments, representing about 50 percent of the Company’s raw material costs. In mid December 2003 and continuing during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel, depending on the type of steel purchased, are currently approximately double the levels they were at the end of 2003. In 2004 and continuing into 2005, the Company also received cost increases from suppliers of aluminum, vinyl, glass and ABS resin. Raw material costs have remained very volatile in 2005. To offset the impact of higher raw material costs, the Company implemented surcharges and sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through the third quarter of 2005 were passed on to customers, although essentially without markup. The Company was also recently notified by its suppliers of raw materials, including steel, aluminum, vinyl, glass and ABS resin, of cost increases which are scheduled to go into affect during the fourth quarter of 2005 and the first quarter of 2006. The Company is currently analyzing the affect of these announced cost increases to determine what sales price increases, if any, are required.

         The Company does not expect to earn additional profit from the sales price increases implemented, or sales price increases which may be implemented, in response to rising raw material costs. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future raw material cost increases can be passed on to customers in the form of sales price increases.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

         Net sales and operating profit are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Net sales:
RV segment	$329,877	$262,856	$113,620	$95,885
MH segment	158,483	135,684	57,171	52,945

Total	$488,360	$398,540	$170,791	$148,830

Operating profit:
RV segment	$31,579	$26,598	$12,673	$8,333
MH segment	16,249	15,498	5,786	6,441

Total segments operating profit	$47,828	$42,096	$18,459	$14,774
Amortization of intangibles	(1,035)	(753)	(390)	(287)
Corporate and other	(4,860)	(4,145)	(1,678)	(1,459)
Other income	131	428	100	—

Operating profit	$42,064	$37,626	$16,491	$13,028

Consolidated Highlights

•	Net sales for the third quarter of 2005 increased 15 percent from the third quarter of 2004, or approximately 10 percent excluding the impact of sales price increases and acquisitions.

•

Net sales in the last few weeks of the third quarter included between $6 million and $8 million from FEMA-related orders to provide temporary housing for hurricane Katrina victims. The Company anticipates that it will sell more than an additional $20 million of these products in the fourth quarter.

•

Net income for the third quarter of 2005 increased 30 percent from the third quarter of 2004, including a pre-tax gain on the pre-appeal settlement of litigation of approximately $1.2 million ($700,000 after taxes and the direct impact on incentive compensation). Excluding the gain on the settlement of litigation, the increase in net income was approximately 21 percent. Net income increased more than net sales due to:

•

Last year’s third quarter was impacted by increases in steel costs that were not fully passed on to customers until early 2005. Raw material cost increases experienced primarily in 2004 were passed on to customers largely without profit margin.

•	The favorable impact of spreading fixed costs over a larger sales base.

Factors adversely impacting net income for the third quarter included:

•	The Company incurred start-up losses of approximately $1 million ($500,000 after taxes and the direct impact on incentive compensation) related to new products

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

and recently opened facilities. The Company expects to incur further start-up costs during the fourth quarter of 2005.

•

Warranty expenses increased about $600,000 ($300,000 after taxes and the direct impact on incentive compensation) over the third quarter of 2004. The Company has increased its quality control efforts by adding dedicated quality control personnel at many of its larger manufacturing facilities.

RV Segment – Third Quarter

         Net sales of the RV segment increased 18 percent to $114 million in the third quarter of 2005. Excluding the impact of sales price increases of approximately 3 percent, which sales price changes vary by product line, “organic” sales growth of this segment was approximately 16 percent, as compared to an 8 percent industry-wide increase in wholesale shipments of RVs this quarter. This increase in net sales was due in part to between $5 million and $7 million of sales resulting from FEMA’s purchase of travel trailers to provide temporary housing for hurricane victims. Industry-wide wholesale shipments of the travel trailer and fifth wheel segment of the RV industry, for which approximately 90 percent of the Company’s RV products are made, increased 17 percent this quarter primarily driven by the 103 percent (11,400 units) increase in travel trailer sales during the month of September 2005 due to purchases of travel trailers by FEMA for temporary housing for hurricane victims.

         The organic sales growth of the RV segment exceeded industry-wide results partly because of an increase in sales of newly introduced products, including slide-out mechanisms and leveling devices for motorhomes, as well as axles, steps and bath products. Sales of all slide-out mechanisms increased 26 percent, to $23 million in the third quarter of 2005, including more than $4 million in sales of slide-out mechanisms for motorhomes, which the Company began selling in the second quarter of 2004. The Company has a substantial share of the market for slide-out mechanisms for towable RVs, and expects future growth in sales of its slide-out products to come largely from slide-out products for motorhomes.

         Operating results of the specialty trailer business, which the Company entered as a result of the May 2004 acquisition of Zieman Manufacturing Company (“Zieman”), are included in the RV segment. Zieman previously sold these specialty trailers only on the West Coast, however, earlier this year the Company opened a facility in Indiana to manufacture specialty trailers for sale in other regions of the country. Sales by this new specialty trailer operation in Indiana reached approximately $2.5 million during the third quarter of 2005.

         Operating profit of the RV segment increased 52 percent to $12.7 million in the third quarter of 2005, due to the increase in net sales and an increase in the operating profit margin of this segment to 11.2 percent of sales in the third quarter of 2005 from 8.7 percent in the third quarter last year. Last year’s third quarter was impacted by increases in steel costs that were not fully passed on to customers until early 2005. The raw material cost increases have now been fully passed on to customers, but largely without margins.

         Manufacturing overhead costs as a percent of sales in the RV segment increased in the third quarter, due to increases in warranty costs, quality control costs, which partially offset the favorable impact of spreading fixed costs over a larger sales base. The Company has augmented its quality control effort to help minimize future warranty costs and maintain high customer satisfaction. In addition, start-up losses of approximately $500,000 (net of the related reduction in incentive compensation expenses) related to the new specialty trailer operation and other newly-introduced products adversely impacted the RV segment. The

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Company expects to incur additional start-up losses in the new specialty trailer operation and in the production of other newly introduced products during the fourth quarter of 2005, but expects these operations to become profitable in early 2006.

         Selling, general and administrative expense of this segment increased as a percent of sales in the third quarter, as higher delivery costs and incentive compensation costs were only partially offset by a decrease in the provision for bad debts and related charges.

RV Segment –Year to Date

         For the first nine months of 2005 net sales of the RV segment increased 25 percent over the comparable period last year. This growth included organic growth of approximately 13 percent, sales from acquisitions of approximately 5 percent and sales price increases of approximately 7 percent, which sales price changes vary by product line. For the first nine months of 2005 industry-wide wholesale RV shipments were up 3 percent, which included a 9 percent increase in industry wholesale shipments of travel trailers and fifth wheel RVs.

         For the first nine months of 2005, the operating profit of the RV segment increased 19 percent to $31.6 million due to the increase in net sales, offset by a decline in the operating profit margin to 9.6 percent of sales in 2005, compared to 10.1 percent of sales in the comparable period last year. The operating profit margin declined in the nine months of 2005 partially because of approximately $400,000 of charges related to legal proceedings (net of the related reduction in incentive compensation expenses) related to a settlement offer made by the Company in the action entitled SteelCo., vs. Lippert Components, Inc. et al, described in Part II, Item 1 – Legal Proceedings. The operating profit margin was also impacted by the start-up losses related to the new specialty trailer operation, and increases in warranty and quality control costs which partially offset the favorable impact of spreading fixed costs over a larger sales base. As noted above, the Company has augmented its quality control effort to help minimize future warranty costs and maintain high customer satisfaction.

         Selling, general and administrative expenses of this segment increased as a percent of sales during the nine month period in 2005 due to increases in delivery costs and the provision for bad debts and related charges.

MH Segment – Third Quarter

         Net sales of the MH segment increased 8 percent this quarter to $57 million. Excluding the impact of an acquisition (approximately 7 percent), and sales price increases of approximately 2 percent, which sales price changes vary by product line, net sales of this segment declined about 2 percent from the third quarter of 2004, compared to the flat industry-wide production of manufactured homes.

         Operating profit of the MH segment decreased 10 percent to $5.8 million in the third quarter of 2005, due to the decline in the operating profit margin of this segment to 10.1 percent of sales, from 12.2 percent in the third quarter of 2004, partially offset by the increase in net sales. Excluding the gain on the pre-appeal settlement of litigation, the operating profit margin for this segment for the third quarter of 2005 would have been 8.4%. The decline in the operating profit margin of the MH segment was partly due to an increase in certain material costs, an increase in start-up costs, and an increase in sales of recently introduced products,

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

where production efficiencies have not yet reached their potential. Operating margins in the MH segment were also impacted by lower margins in the newly acquired Venture Welding business, where improved results are expected over the next several quarters. To a lesser extent, the operating profit margin was also impacted by higher warranty, overtime and quality control costs.

         Selling, general and administrative expense of this segment increased as a percent of sales in the third quarter, as higher delivery costs were only partially offset by a decrease in the provision for bad debts and related charges.

MH Segment –Year to Date

         For the first nine months of 2005, net sales by the MH segment increased 17 percent over the comparable period in 2004. This growth included organic growth of approximately 1 percent, net sales from acquisitions of approximately 9 percent and sales price increases of approximately 7 percent, which sales price changes vary by product line, compared to a 2 percent increase in industry-wide production of manufactured homes.

         For the first nine months of 2005, the operating profit of the MH segment increased 5 percent to $16.2 million due to the increase in net sales, offset by the decline in operating margin to 10.3 percent of sales in 2005, from 11.4 percent of sales in the comparable period last year. The operating profit margin declined partially because of the start-up losses, and partially because approximately $800,000 of charges were recorded (net of the related reduction in incentive compensation) as a result of an adverse ruling in, and subsequent settlement of the action entitled Marlon Harris vs. Lippert Components, Inc., described in Part II, Item 1 – Legal Proceedings. Excluding the impact of this litigation charge, the operating profit margin of this segment would have been approximately 10.8 percent for the first nine months of 2005. The operating profit margin of this segment was also impacted by increases in warranty, overtime and quality control costs which partially offset the favorable impact of spreading fixed costs over a larger sales base.

         Selling, general and administrative expenses of this segment increased as a percent of sales during the nine month period in 2005 due to increases in the provision for bad debts and related charges.

Corporate and Other

         Corporate and other expenses for the first nine months of 2005 increased $700,000 compared to the same period in 2004; for the third quarter, corporate and other expenses increased $200,000. The increases for the nine and three month periods were largely the result of increases in staff costs and travel due to the increased corporate governance requirements and compliance with Section 404 of Sarbanes-Oxley.

Other Income

         In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2004, the Company received payments aggregating approximately $500,000, and recorded a pre-tax gain on sale of $428,000. In 2005, the Company received payments aggregating approximately $650,000, including interest, which had been previously fully reserved,

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

and the Company therefore recorded a gain. The balance of the note is now $3 million, which continues to be fully reserved.

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

Taxes

         The effective tax rate for the first nine months of 2005 was 38.3 percent as compared to 38.8 percent for the first nine months of 2004. The effective tax rate for the third quarter of 2005 was 37.7 percent as compared to 38.3 percent for the third quarter of 2004. The effective tax rate considers the provisions of the Jobs Creation Act of 2004 which lowers the effective Federal tax rate on manufacturing activities by up to 1 percent, which was partially offset by the effect of a change in the composition of pre-tax income for state tax purposes. The effective tax rate for the full year 2004 was 38.5 percent.

Interest Expense, Net

         The increase in interest expense, of approximately $500,000 for the nine months of 2005, was due to an increase in average debt levels, offset by savings resulting from a reduction in the average interest rate, largely due to the payoff of higher interest debt, and $271,000 of interest costs capitalized in connection with capital projects. The reduction in interest expense of approximately $100,000 for the third quarter of 2005 was due to the reversal of approximately $200,000 relating to the settlement of the Marlon Harris legal matter and a reduction in the average interest rate, largely due to the payoff of higher interest debt, offset by an increase in average debt levels resulting largely from an acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         The Statements of Cash Flows reflect the following (in thousands):

	Nine Months Ended September 30,

	2005	2004

Net cash flows provided by (used for) operating activities	$36,048	$(1,137)
Net cash flows used for investment activities	$(32,174)	$(41,117)
Net cash flows (used for) provided by financing activities	$(4,367)	$36,253

Cash Flow from Operations

         Net cash flows from operating activities increased approximately $37.2 million in the first nine months of 2005 compared to the first nine months of 2004 due to:

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

a)

A $24.9 million smaller increase in inventories during the first nine months of 2005, as compared to the prior year. The larger increase in inventory in the prior year resulted from (i) substantial increases in the cost of steel and other raw materials used by the Company, (ii) additional inventory requirements to meet increased sales volume, and (iii) the Company’s strategic buying of steel in advance of the numerous price increases, so that the Company could postpone sales price increases to its customers for as long as possible. The increase in inventory in the current year resulted from (i) additional inventory requirements to meet increased sales volume due largely to FEMA-related orders, seasonality and new product offerings, and (ii) the Company’s strategic buying of steel in advance of announced price increases, partially offset by a concerted effort by management to reduce inventory on hand at all locations. On both September 30, 2005 and 2004, there was less than a two week supply of finished goods on hand.

b)

An $11.8 million greater increase in accounts payable, accrued expenses and other current liabilities in the current year, compared to the prior year. The larger increase in the current year was primarily due to (i) an increase in purchases of inventory toward the end of September 2005 to meet FEMA demand, and (ii) the timing of payments. Trade payables are generally paid within the discount period.

c)

An offset to the changes in inventory and accounts payable, accrued expenses and other current liabilities resulted from a $1.9 million greater increase in accounts receivable for the first nine months of 2005. The increase in accounts receivable this year was due largely to an increase in net sales. Days sales outstanding in receivables remained fairly steady at approximately 22 days compared to 23 days in the prior year.

Cash Flows from Investing Activities:

         Cash flows used for investing activities of $32.2 million in the first nine months of 2005 include $18.6 million for the acquisition of Venture. The balance of the cash flows from investing activities consisted primarily of $16.2 million in capital expenditures, offset by proceeds of $2 million received from the sale of fixed assets. Capital expenditures for 2005 are anticipated to be approximately $18 - $20 million and are expected to be funded by cash flows from operations, proceeds from the sale of closed facilities and a $2 million real estate mortgage obtained in the first half of 2005.

         Cash flows used for investing activities of $41.1 million in the first nine months of 2004 included $21.4 million for the cash portion of the acquisition purchase price for Zieman. The balance of cash flows from investing activities consisted primarily of $19.8 million of capital expenditures.

Cash Flows from Financing Activities

         Cash flows used for financing activities for the first nine months of 2005 include a net decrease in debt of $9.6 million, partially funded by $5.6 million related to the exercise of employee stock options.

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

         Borrowings under the Company’s $60 million Credit Agreement at September 30, 2005 were $17.9 million. In addition, the Company had $6.1 million in outstanding letters of credit. Availability under the Company’s line of credit was $36.0 million at September 30, 2005. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

         Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. On April 29, 2005, the Company issued $20 million of Senior Promissory Notes under the “shelf-loan”facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Condensed Consolidated Financial Statements.

STOCK SPLIT

         On August 4, 2005, the Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. On September 7, 2005 the Company issued one new share of common stock for each share held by stockholders of record as of August 19, 2005. All share and per share amounts have been adjusted retroactively to give effect for the stock split.

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

         The Company received notification in November 2005 from Institutional Stockholders Services, Inc. (“ISS”), a Rockville, Maryland-based independent research firm that advises institutional investors, that Drew’s corporate governance policies outranked 98.4 percent of all companies listed in the Russell 3000 index. Drew has no business relationships with ISS.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

CONTINGENCIES

         Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

INFLATION

         The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003 and during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel, depending on the type of steel purchased, are currently approximately double the levels they were at the end of 2003. In 2004 and continuing into 2005, the Company also received cost increases from suppliers of aluminum, vinyl, glass and ABS resin. Raw material costs have remained very volatile in 2005. The Company was also recently notified by its suppliers of raw materials, including steel, aluminum, vinyl, glass and ABS resin, of cost increases which are scheduled to go into affect during the fourth quarter of 2005 and the first quarter of 2006. The Company experienced modest increases in its labor costs in 2005 and 2004 related to inflation.

USE OF ESTIMATES

         The preparation of these financial statements in conformity with US generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, doubtful accounts, inventory valuation and reserves, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, cost of sales and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for Drew Industries Incorporated (“Drew”or the “Company”) common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues and income, wherever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company’s senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q.

         There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, raw material costs (particularly steel, vinyl, aluminum, glass, and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, the level of FEMA-related orders, interest rates, oil prices, the outcome of litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

DREW INDUSTRIES INCORPORATED

         Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of its financing activities.

         On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with an initial notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate (3.79 percent at September 30, 2005 based upon the August 15, 2005 reset date) plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date. At September 30, 2005, the notional amount was $17,000,000. The fair value of the swap was zero at inception. At September 30, 2005 the fair value of the interest rate swap was $399,000. The Company has designated this swap as a cash flow hedge of certain borrowings under the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently.

         At September 30, 2005, the Company had $38.7 million of fixed rate debt plus $17 million outstanding under the Interest Rate Swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2005, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $557,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

         At September 30, 2005, the Company had $6.1 million of variable rate debt, excluding the $17 million outstanding under the Interest Rate Swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2005, and outstanding borrowings of $6.1 million, future cash flows would be affected by $61,000 per annum.

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

         b) Changes in Internal Controls

         There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

         Historically the Company has valued its ending inventory and cost of sales for each quarter by taking a physical inventory. As a result of the rapid increase, near the end of the third quarter, in FEMA-related orders and elevated production levels related to the recent Gulf Coast hurricanes Katrina and Rita, the Company modified its internal controls relating to valuing ending inventory and cost of sales for production facilities comprising approximately 33 percent of the net sales for the third quarter of 2005. For this quarter, at these production facilities, the Company did not take a physical inventory, but instead estimated the ending inventory and cost of sales by (i) analyzing bills of material, (ii) evaluating changes in sales prices, material costs, scrap, product mix and other production items, and (iii) comparing the current results to results for prior periods and similar production facilities where physical inventories were conducted. Management has reviewed these estimates, and determined that they result in inventory and cost of sale estimates which are fairly stated. The Company expects to take physical inventories at all production facilities at the end of 2005.

         One of the Company’s subsidiaries has installed new computer software. While to date there have been no significant changes in the Company’s internal controls related to the new computer software, the Company anticipates that by the end of 2005, and continuing into 2006, certain advanced functionality of the new computer software will be implemented to further strengthen the Company’s internal controls.

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

         Plaintiff alleges that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff seeks compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunctive relief. Lippert believes the case has no merit, and has asserted counterclaims against plaintiff. On February 22, 2005, the court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which we believe could be less than $1 million (before trebling) based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts, although there can be no assurance of the outcome. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. It is anticipated that a trial will be held in early 2006.

         Lippert is a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District. Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division. The machine was purchased used and was not fitted with a guard. The claimant pursued a workers compensation claim and a third party action against Lippert and other defendants, including the manufacturer and the vendor of the subject machine. The third party suit involved allegations of willful and wanton actions and sought compensatory and punitive damages. At trial, the jury found in favor of plaintiff for compensatory and punitive damages.

         The verdict was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised us that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award. Subsequent settlement discussions were then unsuccessful. Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On September 21, 2005, the Company entered into an agreement to settle this litigation for approximately $2.8 million and, as a result, reversed during the third quarter of 2005 approximately $1.2 million of the previously accrued jury award and approximately $200,000 of previously accrued interest.

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

         Lippert and Kinro sell products to Oakwood Homes, Inc. (“Oakwood”), which filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2002. Proofs of claim filed by Lippert and Kinro are pending. Kinro was advised that the OCH Liquidation Trust (the “Trust”) intended to file preference claims against Kinro with respect to payments made to Kinro by Oakwood prior to the bankruptcy filing, and Lippert had received such claims asserted by the Trust. The preference claims were in the aggregate amount of approximately $4 million. Although, we believe that Lippert and Kinro had valid defenses to the preference claims and that there would be no material liability to the Trust, in order to avoid protracted and costly litigation, both Lippert and Kinro agreed to settle these claims. Pursuant to the separate settlements, Lippert waived a portion of its allowed unsecured claims valued at $32,000, and Kinro waived a portion of its allowed unsecured claims valued at $7,000.

         On or about October 11, 2005 and October 12, 2005 two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al., Case No. CV027691, and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al., Case No. 05AS04523. Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are virtually identical. Defendant Zieman Manufacturing Company (“Zieman”) is an indirect subsidiary of the Company.

         Plaintiffs allege that defendant Weekend Warrior sold model years 1999 - 2005 FS2600 and FS3000 trailers, equipped with frames manufactured by Zieman, that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased new or used model years 1999 - 2005 FS2600 and FS3000 trailers. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

         Zieman intends to vigorously defend against the allegations made by plaintiffs. Zieman is currently analyzing the complaints and preparing a response to the allegations regarding the frames manufactured by Zieman, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have indicated their intention to defend Zieman, subject to reservation of the insurers’ rights upon terms and conditions that have not yet been provided, and may be subject to negotiation.

         In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2005, would not be material to the Company’s financial position or annual results of operations.

         Item 6 - Exhibits

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

DREW INDUSTRIES INCORPORATED Registrant By /s/ Fredric M. Zinn ——————————— Fredric M. Zinn Executive Vice President and Chief Financial Officer

November 9, 2005