Form 10-K
period 2005-12-31
DREW INDUSTRIES INC
filed 2006-03-14
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year End December 31, 2005	Commission File Number 0-13646

DREW INDUSTRIES INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3250533 (I.R.S. Employer Identification Number)

200 Mamaroneck Avenue, White Plains, N.Y. 10601
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number including Area Code: (914) 428-9098
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant as of the most recently completed second fiscal quarter (June 30, 2005) was $374,436,091.

The number of shares outstanding of the Registrant’s Common Stock, as of the latest practicable date (February 28, 2006) was 21,519,436 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be held on May 25, 2006 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the Company’s common stock and other matters. Statements in this Form 10-K that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues and income, wherever they occur in this Form 10-K, are necessarily estimates reflecting the best judgment of our senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-K.

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, interest rates, oil prices, the outcome of litigation, volume of orders related to hurricane damage and operating margins on such business, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles (“RVs”) and manufactured homes.

PART I
Item 1. BUSINESS.

Summary

Drew has two reportable operating segments: the recreational vehicle and leisure products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 67 percent of consolidated net sales for 2005, and the MH Segment accounted for 33 percent of consolidated net sales for 2005. Approximately 95 percent of the RV Segment sales were products for travel trailers and fifth-wheel RV’s. Drew’s wholly-owned subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”), each have operations in both the RV Segment and the MH Segment.

Kinro manufactures and markets components primarily for RVs and manufactured homes (“MH”), including windows, doors and screens, and thermo-formed bath products. Lippert manufactures and markets components primarily for RV’s and manufactured homes, including steel chassis, steel chassis parts, slide-out mechanisms and related power units, electric stabilizer jacks, leveling devices, axles and steps. Lippert also manufactures specialty trailers primarily for hauling equipment, boats, personal watercraft and snowmobiles. Certain products manufactured by Kinro and Lippert are also used in modular homes and office units.

In the last 10 years, the Company has acquired 10 manufacturers of products for both manufactured homes and RVs, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, at December 31, 2005, the Company operated 47 manufacturing facilities in 17 states and one in Canada, and achieved consolidated sales of $669 million for 2005.

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

Recent Developments

Hurricane-related Business

Since September 2005, the Company has experienced a significant increase in business from both its RV and manufactured housing customers related to the unprecedented damage caused by the Gulf Coast hurricanes in August and October 2005. Sales of hurricane-related products aggregated approximately $32-$35 million, or 5 percent, of consolidated net sales in 2005.

Although the Company does not receive orders directly from the Federal Emergency Management Agency (“FEMA”), our customers received substantial orders as a direct result of the hurricane damage. It has been reported that during 2005, FEMA purchased approximately 39,000 emergency living units (“ELUs”) which are similar to travel trailers, but included fewer features and amenities such as slide-out mechanisms, than the traditional travel trailers typically produced by the industry. In addition to the ELUs, according to industry information, FEMA purchased between 20,000 and 35,000 towable RVs directly from dealers’ existing inventories, as well as 20,000 manufactured homes from both dealers and manufacturers. The Company’s shipments of FEMA-related orders have continued into the first quarter of 2006, although at a slower pace than in the fourth quarter of 2005.

The Gulf Coast hurricanes created an unprecedented need for housing for the displaced residents of the affected areas, and the units purchased by FEMA are serving as temporary housing for these people. Prior to the hurricanes, the RV industry, particularly motorhomes, was being impacted by high gas prices, rising interest rates and high dealer inventory levels. Although dealer inventories of both towable RVs and motorhomes have reportedly declined, it is too early to determine whether, and to what extent, continuing high gas prices and rising interest rates will impact the RV industry.

Financing

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the Credit Agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings under the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at December 31, 2005) depending on the Company’s performance and financial condition. The Credit Agreement expires June 30, 2009. Borrowings under the Credit Agreement are secured only by the capital stock of the Company’s subsidiaries.

Simultaneously with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. On April 29, 2005, the Company issued $20 million of Senior Promissory Notes to Prudential affiliates, the proceeds from which were used for the acquisition of Venture Welding in May 2005.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At December 31, 2005, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties.

On March 10, 2006, maximum borrowings under the Company’s line of credit was increased by $10 million to $70 million in connection with the acquisition of SteelCo., Inc. as described below, and to meet increased working capital needs due to the increase in sales.

Acquisitions

On May 20, 2005, Lippert acquired certain assets and the business of Elkhart, Indiana - based Venture Welding (“Venture”). Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units, and had annualized sales prior to the acquisition of approximately $18 million. The purchase price was approximately $18.6 million, excluding the existing accounts receivable of Venture, which were retained by the seller. The purchase price was funded through the issuance of $20 million of five year Senior Promissory Notes at the fixed interest rate of 5.01 percent. The acquisition included two of Venture’s four factories, and Lippert has consolidated production of certain of Venture’s products into Lippert’s existing factories. The acquisition also included certain patents that will permit Lippert to manufacture chassis using a cold camber process, as well as the hot camber process currently being used. Lippert expects to use the cold camber technology at its other manufactured housing chassis factories, which is expected to enable Lippert to build improved MH chassis, and result in production efficiencies. Lippert also acquired a patent governing the manufacture of chassis basement systems, which Lippert was previously using under license.

On March 10, 2006, Lippert acquired certain assets and the business of California-based SteelCo., Inc. SteelCo. manufactures chassis and components for RVs and manufactured housing, and had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.5 million which was funded by the Company’s line of credit. Lippert intends to integrate SteelCo.’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo. terminated litigation pending between them. See Item 3. “Legal Proceedings.”

Stock Split

On August 4, 2005, the Board of Directors approved a two-for-one split of the Company’s common stock effected in the form of a stock dividend. Accordingly, on September 7, 2005, the Company issued one new share of common stock for each share held by stockholders of record as of August 19, 2005. All share and per share amounts included in this Report have been adjusted retroactively to give effect to the stock split.

Addition to Index/Corporate Governance Rating

In October 2005, the Company was added to the S&P Smallcap 600 Index.

In November 2005, the Company received notification from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 98.4 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

Item 1A. RISK FACTORS.

Industry Risk Factors

Limited availability of financing for manufactured homes on leased land and higher costs of this financing could limit the ability of consumers to purchase manufactured homes, resulting in reduced demand for our products.

Frequently, manufactured homes are purchased, and the land on which they are placed is leased. Loans used to finance the purchase of manufactured homes without land, also called chattel loans, have shorter terms and higher interest rates, and may be more difficult to obtain than mortgages for manufactured or site-built homes that are on owned land. The availability, cost and terms of these chattel loans are also dependent on economic conditions, lending practices of financial institutions, governmental policies, and other factors that are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing could limit the ability of consumers to purchase manufactured homes, resulting in reduced demand for our products.

Reductions in the availability of wholesale financing may prevent retailers from carrying an adequate inventory of RVs or manufactured homes, which could reduce demand for our products.

Retailers of RVs and manufactured homes generally finance their purchases of inventory with financing provided by lending institutions, often called floor plan financing. Reductions in the availability of wholesale financing may prevent retailers from carrying an adequate inventory of RVs or manufactured homes, which could reduce demand for our products.

High levels of repossessions of manufactured homes could cause manufacturers to reduce production of new manufactured homes, resulting in reduced demand for our products.

Lower credit standards by lenders several years ago and prevailing economic conditions caused an increase in the number of manufactured homes repossessed by lenders. Repossessed homes are resold by lenders, often at substantially reduced prices, which reduces the demand for new manufactured homes. High levels of repossessions could cause manufacturers to reduce production of new manufactured homes, resulting in reduced demand for our products.

Changes in zoning regulations for manufactured homes could lead to reduced demand for our products.

Manufactured housing communities and individual home placements are subject to local zoning regulations. In the past, there has been resistance by local property owners and zoning officials to zoning ordinances allowing the location of manufactured homes in areas comprised of conventional residences. Continued resistance to these zoning ordinances could have an adverse impact on sales of manufactured homes, which could reduce demand for our products.

Gasoline shortages, or higher prices for gasoline, could lead to reduced demand for our products.

Increases in the price of gasoline, or anticipation of potential fuel shortages, could adversely affect consumer demand for RVs, which could reduce demand for our products.

Excess inventories by retailers and manufacturers could cause a decline in the demand for our products.

Retailers and manufacturers of RVs and manufactured homes may carry excess inventory, as they periodically have in the past. When excess inventory is sold, the manufacturers of RVs and manufactured homes may reduce production of new vehicles and homes, which could cause a decline in demand for our products.

Business cycles may cause substantial fluctuations in our operating results.

Both the manufactured housing and recreational vehicle industries are impacted by business cycles and this may cause substantial fluctuations in our operating results. Business cycles may depend upon general economic conditions, interest rates, consumer confidence, demographic changes, and other factors beyond our control.

Company-specific Risk Factors

Increases in raw material costs could adversely impact our financial condition and operating results.

Steel is one of our primary raw materials, representing about 50 percent of our raw material costs. In mid-December 2003 and during 2004, we were notified by our steel suppliers of unprecedented steel cost increases. The prices we pay for steel, depending on the type of steel purchased, are currently approximately double the price levels at the end of 2003. The impact of higher steel costs has been offset by surcharges and sales price increases to our customers. In addition to steel, our other primary raw materials are aluminum, vinyl, glass and ABS resin, which are also subject to cost fluctuation. In 2004 and 2005, we also received cost increases from suppliers of aluminum, vinyl, glass and ABS resin. Because competition may limit the amount of increases in raw material costs that can be passed through to customers in the form of price increases, future increases in raw material costs could adversely impact our financial condition and operating results.

Inadequate supply of imported raw materials used to make our products could adversely impact our financial condition and operating results.

We have recently begun to import a significant portion of the raw materials that we use in manufacturing our products. If these imported raw materials become unavailable, or if the supply of these raw materials is interrupted, our manufacturing operations could be adversely affected.

Increases in labor rates or reduced availability of labor could adversely impact our financial condition and operating results.

Certain geographic regions in which we have manufacturing facilities have very low unemployment rates. This could result in shortages of qualified employees and increased labor costs. Because competition may limit the amount of labor increases that can be passed through to customers in the form of price increases, increased labor costs could adversely impact our financial condition and operating results.

We are involved in certain litigation, which if decided adversely to us could have a material adverse affect on our financial condition.

The litigation is described in this Report in Item 3. “Legal Proceedings”.

FEMA-related orders resulting from the Gulf Coast hurricanes are not expected to continue which would impact our operating results.

The recent increase in business from our RV and manufactured housing customers as a result of FEMA-related orders since September 2005 is not expected to continue, which would reduce demand for our products.

The loss of any customer accounting for more than 10 percent of our consolidated sales could have an adverse impact on our operating results.

One customer of the RV Segment accounted for 21 percent, and another customer accounted for 13 percent, of the Company’s consolidated net sales in 2005. The loss of either of these customers could have a material adverse impact on operating results; however, because we sell a variety of products to these customers in several geographic regions, we believe it is unlikely that we would lose the entire business of either of these customers.

Competitive pressures could reduce demand for our products.

We have several competitors. Competitors may lower prices or develop product improvements which could reduce demand for our products.

The financial condition of several of our significant customers could adversely impact our financial condition and operating results.

Financial difficulties of our significant customers could result in reduced demand for our products, as well as losses due to the inability to collect accounts receivable.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for RVs, primarily travel trailers and fifth wheels, including aluminum windows, a variety of doors, steel chassis, steel chassis parts, RV slide-out mechanisms and related power units, and electric stabilizer jacks. During late 2004 and 2005, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a new RV category for the Company. New products introduced in 2004 and 2005 included slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps for towable RVs, and thermo-formed bath products and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products is approximately $700 million, and in the fourth quarter of 2005, the Company’s sales of these products were running at an annualized rate of more than $70 million.

In 2005, the RV Segment represented approximately 67 percent of the Company’s consolidated sales, and 64 percent of consolidated segment operating profit. The Company’s RV segment also manufactures and markets specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles. The RV Segment also supplies related products to other industries, representing less than 5 percent of sales of this segment.

Raw materials used by the Company’s RV Segment, consisting primarily of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, and various adhesive and insulating components, are available from a number of sources. See Item 1A. “Risk Factors” for a discussion of increases in the cost of steel and other raw materials utilized by the Company.

Operations of the Company’s RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass. The Company’s RV Segment operations are conducted at 29 manufacturing and warehouse facilities throughout the United States and one in Canada, strategically located in proximity to the customers they serve. Of these facilities, 11 also conduct operations in the Company’s MH Segment. See Item 2. “Properties.”

The Company’s RV products are sold by 13 sales personnel, working exclusively for the Company, primarily to major manufacturers of RVs such as Fleetwood Enterprises, Forest River and Thor Industries.

The Company’s RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that its market share for most of its towable recreational vehicle window and door products exceeds 70 percent. Although definitive information is not readily available, the Company believes that the two leading suppliers of RV chassis and chassis parts are the Company and Leland Engineering, a subsidiary of Tomkins, PLC, and that the Company’s market share for RV chassis and chassis parts approximates 60 percent.

Sales of the Company’s slide-out mechanisms and related power units have grown from virtually zero in 2001 to sales in excess of $89 million during 2005. The Company competes with several other manufacturers of slide-out mechanisms. The Company expects future growth in sales of its slide-out products to come primarily from slide-out products for motorhomes, which the Company began selling in 2004. Although definitive information is not readily available, the Company believes that its market share for slide-out mechanisms for travel trailers and fifth wheel RVs currently exceeds 50 percent, and exceeds 15 percent for motorhomes. See Item 1. “Intellectual Property” for a description of the patent license agreement applicable to the Company’s slide-out mechanisms.

The Company’s operation as a manufacturer of specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles competes with several other manufacturers of specialty trailers. Although definitive information is not readily available, the Company believes that its overall market share for specialty trailers in the product lines the Company supplies is approximately 20 percent, but is significantly greater on the West Coast.

MH Segment

The Company’s subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes and, to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, thermo-formed bath products, steel chassis, steel chassis parts, and axles. In 2005, the MH Segment represented approximately 33 percent of the Company’s consolidated sales, and 36 percent of consolidated segment operating profit. The MH Segment also supplies related products to other industries, representing less than 5 percent of sales of this segment.

Raw materials used by the Company’s MH Segment, consisting of fabricated steel (coil, sheet, and I-beam), extruded aluminum and vinyl, glass, ABS resin, and various adhesive and insulating components, are available from a number of sources.

Operations of the Company’s MH Segment consist primarily of fabricating, welding, thermo-forming, painting and assembling components into finished products. The Company’s MH Segment operations are conducted at 29 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 11 also conduct operations in the Company’s RV Segment. See Item 2. “Properties.”

The Company’s manufactured housing products are sold by 14 sales personnel, working exclusively for the Company, to major builders of manufactured homes such as Cavalier Homes, Champion Enterprises, Clayton Homes, Fleetwood Enterprises, and Skyline Corporation.

The Company’s MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, a subsidiary of Tomkins, PLC, and that the Company’s market share for windows and screens is more than 60 percent. The Company’s MH chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, most of which produce their own chassis and chassis parts. The Company’s thermo-formed bath unit operation competes with three other manufacturers of bath units. Although definitive information is not readily available, the Company believes that its market share for chassis and chassis parts for manufactured homes is approximately 25 percent, and that its market share for bath products in the product lines the Company supplies is approximately 35 percent.

Sales and Manufacturing

Other than the activities of its sales personnel and maintenance of customer relationships through price, quality of its products, service, and customer satisfaction, the Company does not engage in significant marketing efforts nor incur significant marketing or advertising expenditures.

The Company does not have any significant long-term supply agreements or other formal relationships with its customers. Both the RV Segment and the MH Segment typically ship products on average within one week of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

The Company’s facilities which produce RV products are operating at approximately 75 percent or more of their practical capacity. Overall, most of the Company’s facilities which produce MH products have the ability to approximately double production capacity should the manufactured housing industry demand grow. The Company has 48 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. To alleviate forecasted capacity constraints, capital expenditures for 2005 were $26 million compared to an average of $15 million in the prior five years. The need to expand capacity in certain product areas, as well as the potential reallocation of existing resources, is monitored regularly by management.

The Company’s operations are somewhat seasonal as sales are slower in the winter months, as are the industries which the Company supplies.

Intellectual Property

The Company manufactures and sells certain of its slide-out mechanisms pursuant to a non-exclusive license granted by the exclusive licensee and owner of three patents until October 24, 2017, the date of the last to expire of the patents. Pursuant to the license, royalties are payable by the Company on an annual declining percentage (1.5 percent for 2005 and 2006; and 1 percent from 2007 to expiration of the patents) of sales of certain slide-out mechanisms produced by the Company, with remaining annual minimum royalties of $1,250,000 through 2006. For 2005, the Company paid a royalty of approximately $1,250,000 on sales of applicable slide-out systems of approximately $42 million. Royalties for the period from 2007 through the expiration of the patents are limited to an aggregate of $5 million and there are no annual minimum royalties during such period.

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

Regulatory Matters

Windows produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority (“HUD”) and by the American Architectural Manufacturers Association relating to air and water infiltration, thermal performance, emergency exit conformance, and hurricane resistance. Thermo-formed bath products manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD, the American National Standards Institute, the American Society for Testing and Materials, and Underwriters Laboratory relating to fire resistance, electrical safety, color fastness, and stain resistance.

Windows and doors produced by the Company for the RV industry are regulated by The United States Department of Transportation Federal Highway Administration (“DOT”), National Fire and Protection Agency, and the National Electric Code governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

Manufactured homes are built on steel chassis which are fitted with axles and tires sufficient in number to support the weight of the home, and are transported by producers to dealers via roadway. The Company also sells new tires and axles. New tires distributed by the Company are subject to regulations promulgated by DOT and by HUD relating to weight tolerance, maximum speed, size, and components.

Trailers produced by the Company for hauling equipment, boats, personal watercraft and snowmobiles must comply with regulations promulgated by the National Highway Traffic Safety Administration of the DOT and Federal Motor Vehicle Safety Standards relating to lighting, breaking, wheels, tires and other vehicle systems.

Rules promulgated under the Transportation Recall Enhancement, Accountability and Documentation Act (the “Tread Act”) require manufacturers of motor vehicles and certain motor vehicle related equipment to regularly make reports and submit documents and certain historical data to the National Highway Traffic Safety Administration to enhance motor vehicle safety.

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

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2005 was 4,541. Of the total, 3,856 were in manufacturing and product research and development, 153 in transportation, 27 in sales, 119 in customer support and servicing and 386 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 2. PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company’s properties:

RV PRODUCT SEGMENT

City	State	Square Feet	Owned	Leased

Phoenix (1)	Arizona	15,000	✓
Fontana (1)	California	87,000	✓
Hemet (1)	California	35,000	✓
Rialto	California	62,700	✓
San Bernardino	California	20,300	✓
Whittier	California	47,500	✓
Woodland	California	25,000	✓
Ontario	Canada	39,900	✓
Fitzgerald (1)	Georgia	15,800	✓
Bristol	Indiana	97,500	✓
Elkhart	Indiana	42,000	✓
Elkhart	Indiana	53,950	✓
Garrett	Indiana	21,600	✓
Goshen	Indiana	68,000	✓
Goshen	Indiana	41,500	✓
Goshen	Indiana	87,800	✓
Goshen	Indiana	9,000	✓
Goshen	Indiana	118,000	✓
Goshen	Indiana	53,000	✓
Goshen	Indiana	53,500	✓
Goshen (1)	Indiana	432,500	✓
Goshen (1)	Indiana	68,900	✓
Middlebury (1)	Indiana	78,525	✓
Milford	Indiana	52,000		✓
Smith Center	Kansas	25,900	✓
McMinnville (1)	Oregon	12,350	✓
Pendleton	Oregon	56,800	✓
Denver (1)	Pennsylvania	29,200	✓
Longview (1)	Texas	56,900	✓
Waxahachie(1)	Texas	40,000	✓
		1,847,125

(1) These plants also produce products for manufactured homes.

MH PRODUCT SEGMENT

City	State	Square Feet	Owned	Leased

Boaz	Alabama	86,600	✓
Double Springs	Alabama	109,000	✓
Phoenix (1)	Arizona	14,900	✓
Phoenix	Arizona	61,000	✓
Fontana (1)	California	21,800	✓
Hemet (1)	California	25,000	✓
Woodland	California	13,900		✓
Ocala	Florida	47,100	✓
Cairo	Georgia	105,000	✓
Fitzgerald (1)	Georgia	63,200	✓
Nampa	Idaho	83,500	✓
Elkhart	Indiana	37,000	✓
Goshen	Indiana	110,000	✓
Goshen (1)	Indiana	35,000	✓
Goshen (1)	Indiana	24,800	✓
Howe	Indiana	60,000	✓
Middlebury (1)	Indiana	43,700	✓
Arkansas City	Kansas	7,800		✓
Bossier City	Louisiana	11,400	✓
Whitehall	New York	12,700	✓
Liberty	North Carolina	47,000		✓
Sugarcreek	Ohio	14,500	✓
McMinnville (1)	Oregon	12,350	✓
Denver (1)	Pennsylvania	54,100	✓
Dayton	Tennessee	100,000	✓
Longview (1)	Texas	2,000	✓
Mansfield	Texas	61,500		✓
Waxahachie (1)	Texas	160,000	✓
Lancaster	Wisconsin	12,300	✓
		1,437,150

(1) These plants also produce products for RVs.

ADMINISTRATIVE

City	State	Square Feet	Owned	Leased

Naples	Florida	4,500	✓
Goshen	Indiana	6,000		✓
Goshen	Indiana	13,500	✓
Goshen	Indiana	2,000	✓
Goshen	Indiana	6,000		✓
Arlington	Texas	8,500		✓
White Plains	New York	3,400		✓
Whittier	California	2,000		✓
Lake Havasu	Arizona	2,000		✓
		47,900

The Company owns six properties which are vacant and held for sale consisting of a 58,000 square foot building in Harrisburg, North Carolina, a 53,400 square foot building in Berkley Springs, West Virginia, a 26,900 square foot building in Campbellsville, Kentucky a 22,000 square foot building in Goshen, Indiana, a 43,000 square foot building in Waco, Texas, and a 33,000 square foot building in Boise, Idaho.

Item 3. LEGAL PROCEEDINGS.

Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Southern Division (Case No. EDCV02-842JVS).

Plaintiff alleged that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff sought compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunctive relief. Lippert defended against the allegations and asserted counterclaims against plaintiff.

The court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which we believe could be less than $1 million (before trebling) based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated.

Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District (Case No. SCVSS 094954), which has been settled for approximately $2.8 million.

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

The judgment was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. The Company filed an appeal from the judgment, and prior to the resolution of the appeal, the parties agreed to settle this litigation for approximately $2.8 million. As such, during 2005 the Company recorded a charge of $1.0 million ($500,000 after taxes and the direct impact on incentive compensation). On February 22, 2006, the parties completed the settlement.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel advised that, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there could be no assurance that plaintiff’s or another defendant’s theories would not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages from the named defendants in excess of $130 million, and each of the five plaintiffs seeks $25 million in exemplary damages from each named defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert. Although plaintiffs did not assert a claim against Lippert, in order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert. The Seller of the RV has asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert.

On or about October 11, 2005 and October 12, 2005 two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al. (Case No. CV027691), and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. (Case No. 05AS04523). Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are substantially identical and the cases were consolidated. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert.

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005, equipped with frames manufactured by Zieman, that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights.

On March 8, 2006 Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. Al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. Zieman has submitted this matter to its liability insurer and is investigating the allegations in the Complaint as they may relate to Zieman.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2005, would not be material to the Company’s financial position or annual results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2005.

Name	Position

Leigh J. Abrams (Age 63)	President, Chief Executive Officer and Director of the Company since March 1984.

Edward W. Rose, III (Age 64)	Chairman of the Board of Directors of the Company since March 1984.

David L. Webster (Age 70)	Director of the Company and Chairman, President and CEO of Kinro, Inc. since March 1984.

L. Douglas Lippert (Age 58)	Director of the Company and Chairman of Lippert Components, Inc. since November 1997.

James F. Gero (Age 60)	Director of the Company since May 1992.

Frederick B. Hegi, Jr. (Age 62)	Director of the Company since May 2002.

David A. Reed (Age 58 )	Director of the Company since May 2003.

John B. Lowe, Jr. (Age 66)	Director of the Company since May 2005.

Jason D. Lippert (Age 33)	President and Chief Executive Officer of Lippert Components, Inc. since February 5, 2003.

Fredric M. Zinn (Age 54)	Chief Financial Officer of the Company since January 1986 and Executive Vice President of the Company since February 2001.

Scott. T. Mereness (Age 34)	Executive Vice President and Chief Operating Officer of Lippert Components, Inc. since February 2003.

Domenic D. Gattuso (Age 65)	Executive Vice President of Kinro, Inc. since February 2004 and Chief Financial Officer of Kinro, Inc. since September 1985.

LEIGH J. ABRAMS, since April 2001, has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned specialty finance company organized as a real estate investment trust.

EDWARD W. ROSE, III, for more than the past five years, has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as a director of ACE Cash Express, Inc., a public company engaged in check cashing services.

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

JAMES F. GERO, is a private investor. Mr. Gero also serves as Executive Chairman of the Board of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation, and as a director of Intrusion.com, Inc., a publicly-owned supplier of security software.

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

DAVID A. REED, is Managing Partner of Causeway Capital Partners, L.P., a privately-owned investment partnership. Mr. Reed retired as Senior Vice Chair for Ernst & Young LLP in 2000 where he held several senior U.S. and global operating, administrative and marketing roles in his 26-year tenure with the firm. He served on Ernst and Young LLP’s Management Committee and Global Executive Council from 1991-2000. Mr. Reed is a director of Lone Star Technologies, Inc., a publicly-owned diversified company engaged in the manufacture of tubular products.

JOHN B. LOWE, JR. has been Chairman of TDIndustries, Inc., a national mechanical/electrical/plumbing construction and facility service company, since 1981. From January 1981 to January 2005, Mr. Lowe also served as Chief Executive Officer of TDIndustries. Mr. Lowe is a director of Zale Corporation, a publicly-owned specialty retailer of fine jewelry. Mr. Lowe also serves on the Board of Trustees of the Dallas Independent School District and on the Board of Directors of the Texas Business and Education Coalition.

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

SCOTT T. MERENESS, not a nominee for election as a director, has been Executive Vice President and Chief Operating Officer of Lippert Components, Inc. since February 2003. From 2001 to 2003, Mr. Mereness was Vice President of Operations of Lippert Components, Inc., and from 1999 to 2001, Mr. Mereness was Regional Vice President for Manufactured Housing for Lippert Components, Inc.

DOMENIC D. GATTUSO, not a nominee for election as a director, has been Executive Vice President of Kinro, Inc. since February 2004. From September 1985 to February 2004, Mr. Gattuso was Chief Financial Officer of Kinro, Inc.

Other Officers

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

JOHN F. CUPAK, not a nominee for election as a director, has been Secretary as well as Director of Internal Audit of the Company since May 2003, and from May 2003 until November 2004, Mr. Cupak also served as Director of Taxation. For more than the five years prior thereto, Mr. Cupak was Controller of the Company.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who beneficially own more than 10 percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, the Company believes that during 2005 all such filing requirements applicable to its officers and directors (the Company not being aware of any 10 percent holder during 2005 other than Edward W. Rose III, a director of the Company) were complied with, except that in connection with a sale of 57,700 shares on November 21, 2005, Mr. Rose inadvertently filed a Form 4 one week late; and in connection with two sales of 2,000 shares each by L. Douglas Lippert as Trustee of a trust for the benefit of his child, on May 16, 2005 and May 24, 2005, respectively, Mr. Lippert inadvertently filed Form 4s one week and one day late, respectively, and in connection with administrative transfers (but no sales) on January 3, 2005 and June 10, 2005, respectively, of the same 21,084 shares from and to a trust for the benefit of his child, Mr. Lippert as Trustee inadvertently filed Form 4s five months and seven months late, respectively.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 1, 2006, there were approximately 698 holders of Drew Common Stock, not including beneficial owners of shares held in broker and nominee names.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2005 and 2004 is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Dividend Information

See Item 6. “Selected Financial Data”.

Item 6. SELECTED FINANCIAL DATA.

The following table summarizes certain selected historical financial and operating information of the Company and is derived from the Company’s Consolidated Financial Statements. Historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8 of this Report, respectively.

	Years Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003	2002	2001
Operating Data:
Net sales	$669,147	$530,870	$353,116	$325,431	$254,770
Operating profit	$57,729	$43,996	$34,277	$29,213	$20,345
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$54,063	$40,857	$31,243	$25,647	$16,194
Provision for income taxes	$20,461	$15,749	$11,868	$9,883	$6,364
Income from continuing operations before cumulative effect of change in accounting principle	$33,602	$25,108	$19,375	$15,764	$9,830
Discontinued operations (net of taxes)			$48	$(200)	$(896)
Cumulative effect of change in accounting principle for goodwill (net of taxes)				$(30,162)
Net income (loss)	$33,602	$25,108	$19,423	$(14,598)	$8,934

Income (loss) per common share:
Income from continuing operations:
Basic	$1.60	$1.22	$.96	$.81	$.51
Diluted	$1.56	$1.18	$.94	$.79	$.51
Discontinued operations:
Basic				$(.01)	$(.05)
Diluted				$(.01)	$(.05)
Cumulative effect of change in accounting principle for goodwill:
Basic				$(1.54)
Diluted				$(1.51)
Net income (loss):
Basic	$1.60	$1.22	$.96	$(.75)	$.46
Diluted	$1.56	$1.18	$.94	$(.73)	$.46

Financial Data:
Working capital	$76,146	$57,204	$29,700	$24,067	$12,816
Total assets	$307,428	$238,053	$160,104	$145,396	$156,975
Long-term obligations	$64,768	$61,806	$27,737	$39,102	$43,936
Stockholders’ equity	$167,709	$122,044	$93,653	$70,104	$81,210

Dividend Information

Drew has not paid any cash dividends on its outstanding shares of Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy was subject to certain restrictions contained in its 6.95 percent Senior Notes and in its credit agreement. On January 28, 2005, the Company made the final payment on the 6.95 percent Senior Notes, and on February 11, 2005, the Company completed the refinancing of its line of credit. As a result, the Company’s dividend policy is no longer subject to restrictions contained in its financing agreements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) each have operations in both the MH and RV segments. At December 31, 2005, the Company’s subsidiaries operated 47 plants in the United States and one in Canada.

The RV segment accounted for 67 percent of consolidated net sales for 2005 and 65 percent of consolidated net sales for 2004. The RV segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. Approximately 95 percent of the Company’s RV product sales are used in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 73 percent of all RVs shipped by the industry in 2005, up from 61 percent in 2001. In 2004, the Company began to focus its efforts on expanding its market share for products used in motorhomes, including slide-out mechanisms and leveling devices. Since 2004, the RV segment also manufactures specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles.

The MH segment, which accounted for 33 percent of consolidated net sales for 2005 and 35 percent of consolidated net sales for 2004, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath products.

Other than sales of specialty trailers, which aggregated approximately $33.1 million and $17.5 million in 2005 and 2004, respectively, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

The Recreational Vehicle Industrial Association (“RVIA”) reported a 4 percent increase in industry shipments of RVs, to 384,400 RVs in 2005 from 370,100 in 2004. Industry shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 11 percent in 2005, which includes between 20,000 and 35,000 travel trailers purchased by the Federal Emergency Management Agency (“FEMA”) primarily from dealers in connection with the Gulf Coast hurricanes in August and October 2005. Similarly, analysts reported that industry-wide shipments in 2004 included approximately 13,500 travel trailers purchased by FEMA, primarily from manufacturers of RVs, to provide emergency housing to hurricane victims in the southeastern United States. Excluding the FEMA units from both 2005 and 2004, the total industry shipments would have been between a decline of 2 percent and an increase of 2 percent, while the increase in industry shipments of travel trailers and fifth wheel RVs would have been between 2 percent and 8 percent. Industry-wide sales of motorhomes declined over 14 percent in 2005.

During 2005 FEMA also purchased approximately 39,000 emergency living units (“ELUs”), which are not classified as RVs by the RVIA. Most of the travel trailers and ELUs ordered by FEMA included fewer features and amenities, such as slide-out mechanisms, than the travel trailers typically produced by the industry. As a result, the Company’s average content for the units purchased by FEMA was less than the Company’s average content in typical travel trailers. It is expected that many of the ELUs purchased by FEMA in 2005 and 2004 will not be resold to traditional RV consumers.

Excluding the ELUs, which are not included in the RVIA statistics, the RVIA is projecting an 11 percent decline in wholesale shipments of all types of RVs in 2006, and a 12 percent decline in shipments of travel trailers and fifth wheel RVs. These declines reflect the purchases by FEMA of travel trailers directly from dealers in 2005, which is not expected to recur in 2006. In the long-term, increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to U.S. Census Bureau projections, 10 years from now there will be in excess of 20 million more people over the age of 50. Industry growth also appears to continue to be bolstered by a preference for domestic vacations, rather than foreign travel. In recent years, the RVIA has employed an advertising campaign to attract customers in the 30 to 54 age group, and the number of RV’s owned by those 35 to 54 has grown faster than all other age groups.

Manufactured Housing Industry

As a result of (i) limited credit availability for typical purchasers of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land), and (iii) unusually high repossessions of manufactured homes, industry production declined approximately 65 percent since 1998, to 131,000 homes in 2004.

According to the Manufactured Housing Institute (“MHI”) industry statistics, through August 2005 industry-wide production of manufactured homes was about 2 percent or 1,600 homes higher than in 2004. As in the RV industry, production levels in the MH industry increased dramatically in response to the need for emergency shelters to house victims of the Gulf Coast hurricanes. For the entire year, industry production increased approximately 12 percent, to nearly 147,000 homes, including an estimated 20,000 homes purchased by FEMA. In comparison, the 131,000 homes produced by the industry in 2004 included approximately 3,500 homes purchased by FEMA. Excluding the homes purchased by FEMA in both 2004 and 2005, industry production was essentially flat at approximately 127,000 homes. The homes purchased by FEMA are not expected to be resold to traditional purchasers of manufactured homes. As a result of the demand by FEMA, there was a significant shift in production in 2005 toward smaller, single-section MH in which the Company has substantially less product content per home. Industry analysts anticipate sales of manufactured homes could remain strong in 2006 and possibly into 2007, as the permanent rebuilding of hurricane-stricken areas creates demand for manufactured homes, including the larger multi-section homes.

Retail sales of manufactured homes have reportedly declined much less severely than industry production in recent years. A significant portion of retail sales of manufactured homes in the last several years have apparently been filled by the resale of repossessed homes and reductions in inventory, rather than new production. It has been estimated that approximately 90,000 to 100,000 manufactured homes were repossessed in each of 2001, 2002 and 2003, far in excess of historical repossession levels. It has been reported that the annual level of repossessions of manufactured homes declined to between 80,000 and 85,000 homes in 2004, with further reductions in repossessions in 2005.

In addition, there are indications that the availability of financing for manufactured homes has improved. In September 2003, Berkshire Hathaway Inc. acquired Clayton Homes and Oakwood Homes, two of the leading producers of manufactured homes, as well as 21st Mortgage. Since then, Berkshire has helped Clayton raise substantial funds for its mortgage operations. Further, the level of dealer inventory, which was relatively low prior to the hurricanes, was further depleted by the purchases by FEMA. In addition, as noted above, the level of repossessions of manufactured homes has reportedly declined over the last two years. The Company believes that long-term prospects for manufactured housing are favorable because manufactured homes provide quality, affordable housing.

Raw Material Prices

Steel is one of the Company’s primary raw materials in both segments, representing about 50 percent of the Company’s raw material costs. In mid-December 2003 and during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel remained volatile during 2005, and depending on the type of steel purchased, are currently approximately double the levels they were at the end of 2003. In 2004 and 2005, the Company also received cost increases from suppliers of aluminum, vinyl, glass and ABS resin. To offset the impact of higher raw material costs, the Company implemented surcharges and sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through 2005 were passed on to customers. These sales price increases implemented in response to rising raw material costs covered cost increases, but included little if any profit. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel.

The Company was also notified by its suppliers of raw materials, including steel, aluminum, vinyl, glass and ABS resin, of cost increases which are scheduled to go into affect during the first quarter of 2006. The Company is currently analyzing the affect of these announced cost increases to determine if any sales price increases are required. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future raw material cost increases can be passed on to customers in the form of sales price increases.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net sales:
RV segment	$447,854	$347,584	$219,505
MH segment	221,293	183,286	133,611
Total	$669,147	$530,870	$353,116

Operating profit:
RV segment	$41,738	$31,832	$24,779
MH segment	23,972	18,547	14,358
Amortization of intangibles	(1,427)	(1,032)	(782)
Corporate and other	(6,685)	(5,779)	(4,078)
Other income	131	428	-
Total	$57,729	$43,996	$34,277

Net sales and operating profit by segment, as a percent of the total, are as follows:

	Year Ended December 31,
	2005	2004	2003
Net sales:
RV segment	67%	65%	62%
MH segment	33%	35%	38%
Total	100%	100%	100%

Operating profit:
RV segment	72%	72%	72%
MH segment	42%	42%	42%
Amortization of intangibles	(2)%	(2)%	(2)%
Corporate and other	(12)%	(13)%	(12)%
Other income	-	1%	-
Total	100%	100%	100%

Operating profit margin by segment are as follows:

	Year Ended December 31,
	2005	2004	2003
RV segment	9.3%	9.2%	11.3%
MH segment	10.8%	10.1%	10.7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated Highlights

▪
Net sales for 2005 increased $138 million (26 percent) from 2004. The increase in net sales in 2005 consisted of organic growth of about $40-$45 million, sales price increases of $30-$33 million, sales growth of about $30 million due to acquisitions, and sales of components for emergency shelters purchased primarily by the Federal Emergency Management Agency (“FEMA”) of approximately $32-$35 million.

▪
The Company’s RV segment outperformed the industry by achieving a $100 million (29 percent) increase in sales to a record $448 million in 2005. Sales growth included organic growth of approximately $40 million, sales resulting from acquisitions of $13 million, sales price increases $21 million, and FEMA related sales of approximately $26 million.

▪
The Company’s MH segment sales increased 21 percent to $221 million in 2005, up from $183 million last year. Sales growth included organic growth of approximately $2 million, sales resulting from acquisitions of $17 million, sales price increases $11 million, and FEMA related sales of approximately $8 million.

▪	Net income for 2005 increased 34 percent from 2004, greater than the 26 percent increase in net sales due to:

•	The favorable impact on 2005 of spreading fixed costs over a larger sales base.

•
The negative impact on 2004 results of increases in steel costs that were not fully passed on to customers until early 2005. Also, sales price increases obtained in 2004 were largely without profit margin.

These favorable factors were partially offset by:

•
Start-up losses in 2005 of approximately $3.3 million ($1.7 million after taxes and the direct impact on incentive compensation) related to new products and recently opened facilities. The Company expects to incur further start-up costs during the first quarter of 2006, although less than in the fourth quarter of 2005.

•
During 2005 the Company has increased its quality control efforts by adding dedicated quality control personnel at many of its larger manufacturing facilities. Quality control costs increased about $2.5 million ($1.3 million after taxes and the direct impact on incentive compensation) over 2004.

▪
On May 20, 2005, the Company acquired the business and certain assets of Venture Welding (“Venture”) for approximately $18.5 million in cash. Venture Welding had annualized sales prior to the acquisition of approximately $18 million. Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units. Among the assets acquired are patents that will enable the Company to improve its production efficiencies for chassis for manufactured homes.

▪
During late 2004 and 2005, Drew introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products introduced in 2004 and 2005 included slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps for towable RVs, and thermo-formed bath products and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products is approximately $700 million, and in the fourth quarter of 2005, the Company’s sales of these products were running at an annualized rate of more than $70 million.

RV Segment

Net sales of the RV segment in 2005 increased 29 percent, or $100.3 million, over 2004. Excluding the impact of an acquisition (approximately $13 million) and sales price increases (approximately $21 million), net sales of the RV segment increased 19 percent, or approximately $66 million, compared to a 14 percent increase in industry-wide wholesale RV shipments including the ELUs ordered by FEMA. The Company’s average content for the units purchased by FEMA was less than the Company’s average content in typical travel trailers.

Operating profit of the RV segment in 2005 increased 31 percent to $41.7 million due to the increase in net sales, and an increase in the operating profit margin to 9.3 percent of sales in 2005, compared to 9.1 percent of sales in 2004. The operating margin in 2005 was favorably impacted by the spreading of fixed costs over a larger sales base and lower workers compensation costs, while the operating profit margin in 2004 was negatively impacted by increases in steel costs that were not fully passed on to customers until early 2005. Sales price increases obtained in 2004 and 2005 substantially offset raw material cost increases, but included little, if any, profit margin.

Operating profit of the RV segment in 2005 was reduced by (i) start-up losses of approximately $2.4 million (approximately $2.0 million net of the related reduction in incentive compensation), (ii) approximately $500,000 of charges (approximately $400,000 net of the related reduction in incentive compensation expenses) related to a settlement offer made by the Company in the action entitled SteelCo., vs. Lippert Components, Inc. et al, described in Part I, Item 3. “Legal Proceedings”, and (iii) increases in warranty and quality control costs. The Company has augmented its quality control effort to help minimize future warranty costs and maintain high customer satisfaction.

Selling, general and administrative expenses of this segment increased to 11.5 percent as a percent of sales in 2005 from 11.2 percent in 2004, due to increases in the provision for bad debts, administrative salaries, delivery costs and incentive compensation costs, which were only partially offset by the spreading of fixed costs over a larger sales base.

MH Segment

Net sales by the MH segment in 2005 increased 21 percent, or $38.0 million, over 2004. Excluding the impact of acquisitions (approximately $17 million) and sales price increases (approximately $11 million), net sales of the MH segment increased 6 percent, or approximately $10 million, compared to a 12 percent increase in industry-wide production of manufactured homes, including the FEMA units. Most, if not all, of the industry growth in 2005 was due to the homes purchased by FEMA, in which the Company has substantially less product content per home since FEMA purchased primarily single section homes rather than multi-section homes.

Operating profit of the MH segment in 2005 increased 29 percent to $24.0 million due to the increase in net sales, and an increase in the operating profit margin to 10.8 percent of sales in 2005, compared to 10.1 percent of sales in 2004. Operating profit of this segment for 2005 and 2004 include charges of $1.0 million and $1.9 million, respectively ($0.8 million and $1.6 million, respectively, net of the related reduction in incentive compensation), related to an adverse ruling in, and subsequent settlement of, the action entitled Marlon Harris vs. Lippert Components, Inc., described in Part I, Item 3 “Legal Proceedings”. Excluding the impact of these litigation costs, the operating profit margin of this segment would have been approximately 11.2 percent and 11.0 percent for 2005 and 2004, respectively.

The operating profit margin in 2004 was negatively impacted by increases in steel costs that were not fully passed on to customers until early 2005, while the operating margin in 2005 was impacted favorably by the spreading of fixed costs over a larger sales base. Sales price increases obtained in 2004 and 2005 substantially offset raw material cost increases, but included little, if any, profit margin. Results of the MH segment in 2005 were reduced by start-up losses of approximately $0.9 million (approximately $0.7 million net of the related reduction in incentive compensation) and increases in warranty, overtime and quality control costs.

Selling, general and administrative expense of this segment increased to 14.8 percent as a percent of sales in 2005 from 14.7 percent in 2004, as higher delivery costs, administrative salaries and incentive compensation costs were only partially offset by the spreading of fixed costs over a larger sales base.

Corporate and Other

Corporate and other expenses for 2005 increased $900,000 compared to 2004 due largely to (i) increases in staff costs and travel due to the increased corporate governance requirements and compliance with Section 404 of Sarbanes-Oxley, and (ii) increased incentive compensation due to increased profits.

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2004, the Company received payments aggregating approximately $500,000, and recorded a pre-tax gain on the sale of $428,000. In 2005, the Company received payments aggregating approximately $650,000, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is now $3 million, which continues to be fully reserved. In January 2006, the Company received a scheduled payment on the note of $675,000 including interest.

Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. In March 2005, the buyer and owner of the manufacturing process related to this intellectual property informed the Company that it could not perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment did not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $500,000, largely offsetting the 2005 gain on the collection of the note.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Consolidated Highlights

▪
On May 4, 2004, the Company completed the acquisition of California-based Zieman Manufacturing Company (“Zieman”), a manufacturer of a variety of specialty trailers (trailers for hauling equipment, boats, personal watercraft and snowmobiles), and chassis and chassis parts for RVs and manufactured homes, with sales of approximately $42 million in 2003. The acquisition was immediately accretive to the Company’s earnings per share, adding approximately $.02 per share in the eight months since it was acquired.

▪	Net sales for 2004 were up 50 percent compared to 2003, or more than 26 percent excluding sales price increases and the acquisition of Zieman.

▪	Net income for 2004, of $25.1 million, was 29 percent higher than in 2003. Net income did not increase as rapidly as net sales for several reasons, including:

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

▪
Net sales of the Company’s MH segment increased 37 percent in 2004, or more than 10 percent excluding sales price increases and the acquisition of Zieman, compared to 2003, while industry-wide wholesale shipments of manufactured homes in 2004 were the same as in 2003.

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

Operating profit of the MH segment increased 29 percent to $18.5 million in 2004. The operating profit margin of this segment in 2004 declined to 10.1 percent of sales, from 10.7 percent in 2003. Results of this segment for 2004 include a charge of $1.9 million related to an adverse jury award related to a workplace injury. The operating profit margin of this segment in 2004 was favorably impacted by the spreading of fixed costs over a larger sales base; however, this was partially offset by the inclusion of Zieman’s operations, which currently have lower margins than Drew’s other operations in the MH segment.

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

Interest Expense, Net

The increase in interest expense, net, of approximately $500,000 for 2005, was due to an increase in the average debt levels as a result of the acquisition of Venture Welding on May 20, 2005, and higher working capital levels largely due to the sales growth. The increase in average debt levels was partially offset by savings resulting from a reduction in the average interest rate, largely due to the payoff of higher interest debt, and $324,000 of interest costs capitalized during 2005 in connection with capital projects.

Interest expense, net, for 2004 remained approximately the same as in 2003, as lower debt levels early in the year were offset by higher debt resulting from both the acquisition of Zieman on May 4, 2004, and higher working capital levels primarily for steel inventory and accounts receivable.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with an initial notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate (4.34 percent at December 31, 2005 based upon the November 15, 2005 reset date) plus the Company’s applicable spread, and make periodic payments at a fixed rate of 3.3525 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date. At December 31, 2005, the notional amount was $16,000,000. The fair value of the swap was zero at inception. At December 31, 2005 the fair value of the interest rate swap was $439,000. The Company has designated this swap as a cash flow hedge of certain borrowings under the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

Provision for Income Taxes

The effective tax rate for 2005 was approximately 37.8 percent, compared to 38.5 percent in 2004 and 38.0 percent in 2003. The effective tax rate for 2005 gives effect to the provisions of the Jobs Creation Act of 2004 which lowers the effective Federal tax rate on manufacturing activities by up to 1 percent, which was partially offset by the effect of a change in the composition of pre-tax income for state tax purposes.

Discontinued Operations

By January 2003, the Company’s axle and tire refurbishing business had ceased operations, and is classified as discontinued operations in the Consolidated Financial Statements pursuant to SFAS No. 144. The proceeds from the disposition of all other significant assets of the axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, were collected in January 2003 and resulted in a small gain of $48,000, net of tax expense of $26,000.

Recently Adopted and New Accounting Standards

In 2002, the Company adopted the fair value method of accounting for stock options as contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company is utilizing the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” All stock options granted after January 1, 2002 are being expensed on a straight line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. This resulted in charges to operations of $1,073,000, $894,000 and $197,000 for the years ended December 31, 2005, 2004 and 2003, respectively, relating to options to purchase 1,524,000 shares granted between 2002 and 2005.

Prior to January 1, 2002, the Company had applied the “disclosure only” option of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002. Had the Company previously adopted this new accounting policy, diluted earnings per share would not have been reduced for 2005, but would have been reduced by $.01 for 2004 and $.01 for 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net cash flows provided by operating activities	$32,102	$8,880	$31,541
Net cash flows used for investing activities	$(41,441)	$(48,420)	$(12,392)
Net cash flows provided by (used for) financing activities	$12,000	$33,183	$(10,684)

Cash Flows from Operations

Net cash flows from operating activities increased approximately $23.2 million in 2005 due to an $8.5 million increase in net income as well as:

a)
A $13.4 million greater increase in accounts payable, accrued expenses and other current liabilities in 2005, compared to 2004. The larger increase in 2005 was primarily due to (i) an increase in purchases of inventory during the fourth quarter of 2005 to meet FEMA demand, (ii) the strategic buying of certain raw materials ahead of announced price increases, and (iii) the timing of payments. Trade payables are generally paid within the discount period.

b)
A $1.1 million smaller increase in inventories during 2005, as compared to 2004. The larger increase in inventory in 2004 resulted from (i) substantial increases in the cost of steel and other raw materials used by the Company, (ii) additional inventory requirements to meet increased sales volume, and (iii) the Company’s strategic buying of steel in advance of the numerous price increases, so that the Company could postpone sales price increases to its customers for as long as possible. The increase in inventory in 2005 resulted from (i) additional inventory requirements to meet increased sales volume due largely to FEMA-related orders, seasonality and new product offerings, (ii) additional inventory purchased from overseas sources which requires a longer lead time, and (iii) the Company’s strategic buying of raw materials in advance of announced price increases, partially offset by a concerted effort by management to reduce inventory on hand at all locations. On both December 31, 2005 and 2004, there was less than a two week supply of finished goods on hand.

c)
An offset to the changes in inventory and accounts payable, accrued expenses and other current liabilities resulted from a $1.4 million greater increase in accounts receivable for 2005. The increase in accounts receivable for 2005 was due largely to an increase in net sales. Days sales outstanding in receivables remained steady at approximately 21 days, the same as in 2004.

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

b)
Inventories increased $28.4 million during 2004 (excluding the inventory obtained in the acquisition of Zieman on May 4, 2004), of which approximately $12 million is due to the increase in the cost of steel and other raw materials, and $10-$12 million is due to the increase in unit sales excluding Zieman. Inventories have also increased because of the recent introduction of several new products. Higher inventory levels are required during the initial stages of product introductions. The inventory increase is substantially all in raw materials, as there was less than a two week supply of finished goods on hand at December 31, 2004.

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

Cash Flows from Investing Activities

Cash flows used for investing activities of $41.4 million in 2005 include $18.6 million for the acquisition of Venture. The balance of the cash flows from investing activities consisted primarily of $26.1 million in capital expenditures, offset by proceeds of $2.7 million received from the sale of fixed assets. Capital expenditures and the acquisition were financed with $20 million of Senior Promissory Notes, a $2 million real estate mortgage, borrowings under the Company’s credit agreement, and cash flow from operations. Capital expenditures for 2006 are anticipated to be approximately $22-$25 million and are expected to be funded by cash flows from operations.

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

Cash Flows from Financing Activities

Cash flows provided by financing activities for 2005 include a net increase in debt of $1.8 million, and cash flows provided by the exercise of employee stock options of $10.5 million, which includes the related tax benefits. The increase in debt includes new debt comprised of $20 million of Senior Promissory Notes and a $2 million real estate mortgage, offset by debt payments of $16.9 million and a net reduction in the amount borrowed under the Company’s credit agreement of $3.3 million.

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

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the Credit Agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings under the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at December 31, 2005) depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

Borrowings under the Company’s $60 million Credit Agreement at December 31, 2005 were $31.4 million. In addition, the Company had $5.9 million in outstanding letters of credit. Availability under the Company’s line of credit was $22.7 million at December 31, 2005. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. On April 29, 2005, the Company issued $20 million of Senior Promissory Notes to Prudential affiliates under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Consolidated Financial Statements.

On March 10, 2006, maximum borrowings under the Company’s line of credit was increased by $10 million to $70 million in connection with the acquisition of SteelCo., Inc. and to meet increased working capital needs due to the increase in sales.

Certain of the Company’s loan agreements contain prepayment penalties. The Credit Agreement and the Senior Promissory Notes are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries in favor of the Lenders and Prudential on a pari passu basis.

At December 31, 2004, the Company had outstanding $8 million of 6.95 percent, seven year Senior Notes. The notes originally aggregated $40 million, and repayment of these notes was $8 million annually. The final scheduled payment of $8 million was made in January 2005.

Future minimum commitments relating to the Company’s contractual obligations at December 31, 2005 are as follows (in thousands):

	2006	2007	2008	After 2008	Total

Long-term indebtedness	$11,140	$7,688	$9,259	$45,146	$73,233
Operating leases	2,781	2,210	1,921	3,046	9,958
Capital Leases	186	186	104	21	497
Employment contracts	2,055	1,978	1,526	1,324	6,883
Royalty agreement (a)	1,250	313	1,563
Purchase obligations (b)	3,652	25	19	3,696

Total	$21,064	$12,400	$12,829	$49,537	$95,830

(a)
In addition to the minimum commitments shown here, the Royalty agreement provides for the Company to pay a royalty of 1 percent for the right to use certain patents related to slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5 million.

(b)	These contractual obligations include commitments primarily for capital expenditures.

These commitments are described more fully in the Notes to Consolidated Financial Statements.

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

The Company received notification in November 2005 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 98.4 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

CONTINGENCIES

Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Southern Division.

Plaintiff alleged that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff sought compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunctive relief. Lippert defended against the allegations and asserted counterclaims against plaintiff.

The court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which we believe could be less than $1 million (before trebling) based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated.

Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District, which has been settled for approximately $2.8 million.

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

The judgment was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. The Company filed an appeal from the judgment, and prior to the resolution of the appeal, the parties agreed to settle this litigation for approximately $2.8 million. As such, during 2005 the Company recorded a charge of $1.0 million ($500,000 after taxes and the direct impact on incentive compensation). On February 22, 2006, the parties completed the settlement.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas. Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel advised that, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there could be no assurance that plaintiff’s or another defendant’s theories would not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages from the named defendants in excess of $130 million, and each of the five plaintiffs seeks $25 million in exemplary damages from each named defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert. Although plaintiffs did not assert a claim against Lippert, in order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert. The Seller of the RV has asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert.

On or about October 11, 2005 and October 12, 2005 two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al., and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are substantially identical and the cases were consolidated. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert.

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005, equipped with frames manufactured by Zieman, that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights.

On March 8, 2006 Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. Al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. Zieman has submitted this matter to its liability insurer and is investigating the allegations in the Complaint as they may relate to Zieman.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2005, would not be material to the Company’s financial position or annual results of operations.

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

Self Insurance

The Company is self-insured for certain health and workers’ compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Warranty

The Company provides warranty terms based upon the type of product that is sold. The Company estimates the warranty accrual based upon (i) historical warranty experience, (ii) product mix, and (iii) sales growth. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

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

Stock Options

In 2002, the Company adopted the fair value method of accounting for stock options as contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. As a result, the fair value of all employee stock options granted after January 1, 2002 are being charged against earnings over the period of time during which the options vest. To determine fair value, the Company uses a method known as the Black-Scholes option-pricing method. Fair value is determined as of the date the option is granted.

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

If the Company had charged compensation cost of options granted prior to January 1, 2002 to earnings, by using the modified prospective method under SFAS No. 148, net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$33,602	$25,108	$19,423
Add: Compensation expense related to stock options included in reported net income, net of related tax effects	668	550	122
Deduct: Total compensation expense related to stock options determined under fair value method for all stock option awards, net of related tax effects	(740)	(799)	(409)
Pro forma net income	$33,530	$24,859	$19,136

Net income per common share:
Basic - as reported	$1.60	$1.22	$.96
Basic - pro forma	$1.60	$1.21	$.95

Diluted - as reported	$1.56	$1.18	$.94
Diluted - pro forma	$1.56	$1.17	$.93

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business related to product returns, doubtful accounts, lease terminations, asset retirement obligations, post-retirement benefits and contingencies. Establishing reserves for these matters requires management’s estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management’s current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

INFLATION

The prices of raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In mid December 2003 and during 2004, the Company was notified by its steel suppliers of unprecedented steel cost increases. The prices the Company pays for steel remained volatile during 2005, and depending on the type of steel purchased, are currently approximately double the levels they were at the end of 2003. In 2004 and 2005, the Company also received cost increases from suppliers of aluminum, vinyl, glass and ABS resin. The Company was also notified by its suppliers of raw materials, including steel, aluminum, vinyl, glass and ABS resin, of cost increases which are scheduled to go into affect during the first quarter of 2006. The Company did not experience any significant increase in its labor costs in 2005 and 2004 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with an initial notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate (4.34 percent at December 31, 2005 based upon the November 15, 2005 reset date) plus the Company’s applicable spread, and make periodic payments at a fixed rate of 3.3525 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date. At December 31, 2005, the notional amount was $16,000,000. The fair value of the swap was zero at inception. At December 31, 2005 the fair value of the interest rate swap was $439,000. The Company has designated this swap as a cash flow hedge of certain borrowings under the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At December 31, 2005, the Company had $36.7 million of fixed rate debt plus $16 million outstanding under the Interest Rate Swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2005, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $527,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

At December 31, 2005, the Company had $20.5 million of variable rate debt, excluding the $16 million outstanding under the Interest Rate Swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to December 31, 2005, and outstanding borrowings of $20.5 million, future cash flows would be affected by $205,000 per annum.

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

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Responsibility for Financial Statements, that Drew Industries Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that Drew Industries Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Drew Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
March 14, 2006

Drew Industries Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Net sales	$669,147	$530,870	$353,116
Cost of sales	519,000	414,491	266,435
Gross profit	150,147	116,379	86,681
Selling, general and administrative expenses	92,549	72,811	52,404
Other income	131	428
Operating profit	57,729	43,996	34,277
Interest expense, net	3,666	3,139	3,034
Income from continuing operations before income taxes	54,063	40,857	31,243
Provision for income taxes	20,461	15,749	11,868
Income from continuing operations	33,602	25,108	19,375
Discontinued operations (net of taxes)			48
Net income	$33,602	$25,108	$19,423

Income per common share:
Income from continuing operations:
Basic	$1.60	$1.22	$.96
Diluted	$1.56	$1.18	$.94
Net income:
Basic	$1.60	$1.22	$.96
Diluted	$1.56	$1.18	$.94

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except shares and per share amount)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$5,085	$2,424
Accounts receivable, trade, less allowances of $2,090 in 2005 and $1,526 in 2004	33,583	26,099
Inventories	100,617	72,332
Prepaid expenses and other current assets	11,812	10,552
Total current assets	151,097	111,407
Fixed assets, net	116,828	99,781
Goodwill	22,118	16,755
Other intangible assets	10,652	6,070
Other assets	6,733	4,040
Total assets	$307,428	$238,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$11,140	$12,121
Accounts payable, trade	26,404	13,371
Accrued expenses and other current liabilities	37,407	28,711
Total current liabilities	74,951	54,203
Long-term indebtedness	62,093	59,303
Other long-term liabilities	2,675	2,503
Total liabilities	$139,719	$116,009

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 23,625,793 shares in 2005 and 22,770,381 shares in 2004	$236	$228
Paid-in capital	47,655	35,811
Retained earnings	139,015	105,413
Accumulated other comprehensive income	270	59
	187,176	141,511
Treasury stock, at cost - 2,149,325 shares in 2005 and 2004	(19,467)	(19,467)
Total stockholders’ equity	167,709	122,044
Total liabilities and stockholders’ equity	$307,428	$238,053

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,602	$25,108	$19,423
Adjustments to reconcile net income to cash flows provided by operating activities:
Discontinued operations, net of taxes			(48)
Income from continuing operations	33,602	25,108	19,375
Depreciation and amortization	11,945	9,300	7,863
Deferred taxes	(215)	(1,394)	383
(Gain) loss on disposal of fixed assets	(43)	828	92
Stock based compensation expense	1,341	1,113	411
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(7,484)	(6,127)	(1,001)
Inventories	(27,357)	(28,447)	218
Prepaid expenses and other assets	653	2,232	2,524
Accounts payable, accrued expenses and other liabilities	19,660	6,267	926
Net cash flows provided by continuing operating activities	32,102	8,880	30,791
Income from discontinued operations			48
Changes in discontinued operations			702
Net cash flows provided by operating activities	32,102	8,880	31,541
Cash flows from investing activities:
Capital expenditures	(26,092)	(27,058)	(5,073)
Acquisition of businesses	(17,880)	(21,388)	(7,397)
Proceeds from sales of fixed assets	2,663	369	78
Other investments	(132)	(343)
Net cash flows used for investing activities	(41,441)	(48,420)	(12,392)
Cash flows from financing activities:
Proceeds from credit agreement and other borrowings	199,275	221,846	31,550
Repayments under credit agreement and other borrowings	(197,466)	(190,418)	(45,949)
Exercise of stock options	10,511	2,111	3,715
Other	(320)	(356)
Net cash flows provided by (used for)
financing activities	12,000	33,183	(10,684)
Net increase (decrease) in cash	2,661	(6,357)	8,465
Cash and cash equivalents at beginning of year	2,424	8,781	316
Cash and cash equivalents at end of year	$5,085	$2,424	$8,781

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest on debt	$3,713	$2,987	$3,071
Income taxes, net of refunds	$14,607	$15,053	$9,449

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance - December 31, 2002	$220	$28,469	$60,882	$-	$(19,467)	$70,104
Net income			19,423			19,423
Issuance of 536,760 shares of common stock pursuant to stock option plan	6	2,845				2,851
Income tax benefit relating to issuance of common stock pursuant to stock option plan		864				864
Stock-based compensation expense		411				411
Balance - December 31, 2003	226	32,589	80,305	-	(19,467)	93,653
Net income			25,108			25,108
Unrealized gain on interest rate swap, net of taxes				59		59
Comprehensive income						25,167
Issuance of 213,370 shares of common stock pursuant to stock option plan	2	1,279				1,281
Income tax benefit relating to issuance of common stock pursuant to stock option plan		830				830
Stock-based compensation expense		1,113				1,113
Balance - December 31, 2004	228	35,811	105,413	59	(19,467)	122,044
Net income			33,602			33,602
Unrealized gain on interest rate swap, net of taxes				211		211
Comprehensive income						33,813
Issuance of 847,020 shares of common stock pursuant to stock option plan	8	5,141				5,149
Income tax benefit relating to issuance of common stock pursuant to stock option plan		5,362				5,362
Stock-based compensation expense		1,341				1,341
Balance - December 31, 2005	$236	$47,655	$139,015	$270	$(19,467)	$167,709

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (collectively “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles (“RVs”) and manufactured homes (“MHs”), and to a lesser extent specialty trailers for leisure products. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

Manufactured products include vinyl and aluminum windows and doors, chassis, chassis parts, RV slide- out mechanisms and related power units, electric stabilizer jacks, and bath products. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. The axle and tire refurbishing business of the Company was discontinued in 2002, and the last of these operations was sold in January 2003.

Approximately 67 percent of the Company’s sales in 2005 were made by its RV products segment and 33 percent were made by its MH products segment. Approximately 95 percent of the Company’s RV product sales are used in travel trailers and fifth wheel RVs. At December 31, 2005, the Company operated 47 plants in 17 states and one plant in Canada.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which consist of money market funds, are recorded at cost which approximates market value. At December 31, 2005 and 2004, the Company had $366,000 and $2,109,000, respectively, in restricted cash.

Accounts Receivable

Accounts Receivable are stated at the historical carrying amount, net of write-offs and allowances. The Company establishes allowances based upon historical experience and any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2005 and 2004, goodwill that arose from acquisitions was $22,118,000 and $16,755,000, respectively. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if certain circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

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

In 2005, 2004 and 2003 the Company recorded a charge to operations of $215,000, $513,000 and $80,000, respectively, related to impairments of long lived assets, and an additional charge to operations in 2005 and 2004 of $65,000 and $377,000, respectively, related to lease terminations, all of which are recorded in cost of sales in the Consolidated Statements of Income.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company’s borrowings under its credit agreement and other variable rate borrowings approximate the book value due to their floating rate interest rate terms. The fair value of the Company’s senior promissory notes and other fixed rate borrowings are estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company’s interest rate swap is based upon prevailing market values for similar instruments.

Stock Options

In 2002, the Company adopted the fair value method of accounting for stock options as contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company is utilizing the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” All stock options granted after January 1, 2002 are being expensed on a straight line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. This resulted in charges to operations of $1,073,000, $894,000 and $197,000 for the years ended December 31, 2005, 2004 and 2003, respectively, relating to options to purchase 1,524,000 shares granted between 2002 and 2005.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	4.50%	3.54%	3.30%
Expected volatility	32.1%	34.7%	32.5%
Expected life	4.8 years	5.2 years	4.8 years
Contractual life	6.0 years	6.0 years	6.0 years
Dividend yield	N/A	N/A	N/A
Fair value of options granted	$10.05	$5.91	$4.31

Prior to January 1, 2002, the Company had applied the “disclosure only” option of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2002. If compensation cost for the Company’s stock option plan had been recognized in the income statement based upon the fair value method, net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$33,602	$25,108	$19,423
Add: Compensation expense related to stock options included in reported net income, net of related tax effects	668	550	122
Deduct: Total compensation expense related to stock options determined under fair value method for all stock option awards, net of related tax effects	(740)	(799)	(409)

Pro forma net income	$33,530	$24,859	$19,136

Net income per common share:
Basic - as reported	$1.60	$1.22	$.96
Basic - pro forma	$1.60	$1.21	$.95

Diluted - as reported	$1.56	$1.18	$.94
Diluted - pro forma	$1.56	$1.17	$.93

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

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collectability is reasonably assured, and the sales price is fixed or determinable.

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $25,418,000, $19,332,000and $14,621,000 in 2005, 2004 and 2003, respectively.

Legal Costs

The Company expenses all legal costs associated with litigation as incurred.

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

2.  SEGMENT REPORTING

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. Approximately 95 percent of the Company’s RV product sales are used in travel trailers and fifth wheel RVs. The RV segment also manufactures specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles. Until the second quarter of 2004, the Company’s RV segment included only recreational vehicle products, however, with the Company’s acquisition of Zieman, the specialty trailer business of Zieman has been added to the RV segment. The MH segment manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath products.

Other than sales of specialty trailers, which aggregated approximately $33.1 million in 2005 and $17.5 million in 2004, sales to industries other than manufacturers of RVs and MHs are not significant. Intersegment sales are insignificant.

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

Information relating to segments follows (in thousands):

	Segments			Corporate
	RV	MH	Total	and Other	Intangibles	Total

Year ended December 31, 2005
Revenues from external customers(a)	$447,854	$221,293	$669,147			$669,147
Segment operating profit (loss)(d)	41,738	23,972	65,710	$(6,554)	$(1,427)	57,729
Segment assets(b)	162,546	88,436	250,982	22,881	33,565	307,428
Expenditures for long-lived assets(c)	17,542	8,511	26,053	39		26,092
Depreciation and amortization	6,429	4,062	10,491	27	1,427	11,945

Year ended December 31, 2004
Revenues from external customers(a)	$347,584	$183,286	$530,870			$530,870
Segment operating profit (loss)(d)	31,832	18,547	50,379	$(5,351)	$(1,032)	43,996
Segment assets(b)	120,974	77,196	198,170	16,301	23,582	238,053
Expenditures for long-lived assets(c)	25,466	13,377	38,843	36		38,879
Depreciation and amortization	4,196	4,043	8,239	29	1,032	9,300

Year ended December 31, 2003
Revenues from external customers(a)	$219,505	$133,611	$353,116			$353,116
Segment operating profit (loss)(d)	24,779	14,358	39,137	$(4,078)	$(782)	34,277
Segment assets(b)	69,158	55,172	124,330	17,822	17,952	160,104
Expenditures for long-lived assets(c)	3,725	1,798	5,524	26		5,550
Depreciation and amortization	3,055	4,007	7,062	19	782	7,863

a)
One customer of the RV segment accounted for 21 percent, 22 percent and 23 percent of the Company’s consolidated net sales in the years ended December 31, 2005, 2004, and 2003, respectively. Another customer of the RV segment accounted for 13 percent, 12 percent and 11 percent of the Company’s consolidated net sales in the years ended December 31, 2005, 2004 and 2003, respectively. One customer of both segments accounted for 12 percent of the Company’s consolidated net sales for the years ended December 31, 2004 and 2003, respectively.

b)
Segment assets include accounts receivable, inventories and fixed assets. Corporate and other assets include cash and cash equivalents, prepaid expenses and other current assets, deferred taxes and other assets, excluding intangible assets. Intangibles include goodwill, other intangible assets and deferred charges which are not considered in the measurement of each segment’s performance.

c)
Segment expenditures for long-lived assets include capital expenditures and fixed assets purchased as part of the acquisition of companies and businesses. The Company purchased $5,404,000, $11,821,000 and $477,000 of fixed assets as part of the acquisitions of businesses in 2005, 2004 and 2003, respectively. Expenditures for other long-lived assets, goodwill and other intangible assets are not included in the segment since they are not considered in the measurement of each segment’s performance.

d)	Certain general and administrative costs of Kinro and Lippert are allocated between the segments based upon sales or operating profit.

Product revenue was as follows (in thousands):

	2005	2004
Recreational Vehicles:
Chassis and chassis parts	$194,113	$156,873
Windows, doors and screens	112,269	98,040
Slide-out mechanisms	89,661	66,441
Specialty trailers	33,064	17,231
Axles	9,974	501
Other	8,773	8,498
	447,854	347,584

Manufactured Housing:
Windows, doors and screens	93,563	80,222
Chassis and chassis parts	83,013	68,606
Shower and bath units	19,425	17,159
Axles and tires	14,346	6,396
Other	10,946	10,903
	221,293	183,286
Net Sales	$669,147	$530,870

3.  ACQUISITIONS, GOODWILL, INTANGIBLE ASSETS AND DISCONTINUED OPERATIONS

Acquisition of SteelCo.

On March 10, 2006, Lippert acquired certain assets and the business of California-based SteelCo., Inc. SteelCo. manufacturers chassis and components for RVs and manufactured housing, and had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.5 million which was funded by the Company’s line of credit. The Company intends to integrate SteelCo.’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo. terminated litigation pending between them. See Litigation in Footnote 10.

Acquisition of Venture

On May 20, 2005, Lippert acquired certain assets and the business of Elkhart, Indiana - based Venture Welding (“Venture”). Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units, and had annualized sales prior to the acquisition of approximately $18 million. The results of the acquired Venture business have been included in the Company’s Consolidated Statement of Income beginning May 20, 2005. The purchase price was approximately $18.6 million, excluding the existing accounts receivable of Venture, which were retained by the seller. The purchase price was funded through the issuance of $20 million of five year Senior Promissory Notes at the fixed interest rate of 5.01 percent. The acquisition included two of Venture’s four factories, and Lippert has consolidated production of certain of Venture’s products into Lippert’s existing factories. The acquisition also included certain patents that will permit Lippert to manufacture chassis using a cold camber process, as well as the hot camber process currently being used. Lippert expects to use the cold camber technology at its other MH chassis factories. Additionally, Lippert acquired a patent relating to the manufacture of chassis basement systems, which Lippert was previously using under license.

Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$5,810
Identifiable intangible assets	6,707
Goodwill	6,056
Total cash consideration	$18,573

Acquisition of Zieman

On May 4, 2004, the Company acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable RVs and manufactured homes. The purchase price was $20.7 million, plus $5.2 million of Zieman’s debt which the Company assumed. The purchase price was funded with borrowings under the Company’s credit agreement. Zieman had 10 plants in 4 states in the western United States. During 2005, Lippert closed three of these facilities and consolidated the production into other existing facilities.

The results of the acquired Zieman business have been included in the Company’s Consolidated Statement of Income beginning May 4, 2004. Zieman’s sales for its fiscal year ended December 31, 2003 were approximately $42 million, and for the year ended December 31, 2004 Zieman’s sales were approximately $58 million, including $40 million subsequent to its acquisition by the Company. In 2003, prior to the acquisition by the Company, Zieman had approximately $12 million in sales of RV chassis and chassis parts, approximately $19 million in sales of marine and leisure trailers and $11 million of MH chassis and chassis parts. The operations of Zieman have been integrated with those of Lippert.

Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$19,644
Identifiable intangible assets	2,600
Goodwill	3,691
Total consideration	25,935
Less: Debt assumed	(5,240)
Total cash consideration	$20,695

Other Acquisitions

On July 17, 2003, the Company acquired Kansas-based LTM Manufacturing LLC (“LTM”), with annual sales of approximately $4.5 million. LTM, the holder of several innovative patents, manufactures a variety of products for RVs, including slide-out mechanisms and specialty slide-out trays for batteries, LP tanks and storage, as well as electric stabilizer jacks, flexguard slide-out wire protection systems, and slide-out patio decks. The purchase price was $4.1 million, including $250,000 of LTM’s debt which the Company repaid on closing. The purchase price was funded with $3.8 million of Drew’s available cash and a $350,000 note to the seller, bearing interest at the prime rate, payable in equal installments over five years.

On October 3, 2003, the Company acquired certain assets and liabilities of Indiana-based ET&T Frames, Inc. (“ET&T”), with annual sales of approximately $7 million. ET&T manufactures chassis primarily for specialty trailer units, consisting of park models, office units, cargo trailers and, to a lesser extent, chassis for towable RVs. This acquisition represented an expansion of Drew’s chassis manufacturing business into specialty chassis. The $3.6 million purchase price included the accounts receivable and certain inventory and fixed assets of ET&T. Production of ET&T’s products was immediately transferred to the Company’s existing factories, without adding any overhead. The purchase price was funded with Drew’s available cash.

Total consideration for the LTM and ET&T acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$739
Identifiable intangible assets	1,330
Goodwill	5,328
Total cash consideration	$7,397

Goodwill and Other Intangible Assets

Other intangible assets consist of the following at December 31, 2005 (in thousands):

	Gross	Accumulated Amortization	Net	Estimated Useful Life in Years

Non-compete agreements	$681	$317	$364	4 to 7
Customer relationships	6,100	1,130	4,970	8 to 12
Tradenames	1,100	302	798	5 to 7
Patents	3,653	220	3,433	5 to 15
			9,565
Royalty agreement(a)			1,087
Other intangible assets			$10,652

Other intangible assets consist of the following at December 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net	Estimated Useful Life in Years

Non-compete agreements	$549	$350	$199	5 to 7
Customer relationships	2,700	424	2,276	8 to 12
Tradenames	800	108	692	7
Patents	795	65	730	8 to 12
			3,897
Royalty agreement(a)			2,173
Other intangible assets			$6,070

a)
In February 2003, the Company entered into an agreement for a non-exclusive license for certain patents related to slide-out-systems. Royalties are payable on an annual declining percentage of sales of certain slide-out systems produced by the Company, with a minimum annual royalty of $1,000,000 for 2002 and annual minimum royalties of $1,250,000 for 2003 through 2006. The agreement also provides for the Company to pay a royalty of 1 percent on sales of certain slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5 million.

At December 31, 2005, the Company has a liability of $1,505,000 relating to the present value of the remaining minimum royalties, classified in the Balance Sheet in accrued expenses and other current liabilities ($1,194,000) and other long term liabilities ($311,000). The royalty agreement asset was reduced by $1,086,000 in each of 2005 and 2004. Payments of $1,250,000 were made in both 2005 and 2004. At December 31, 2004, the Company had a liability of $2,624,000 relating to the present value of the remaining minimum royalties, classified in the Balance Sheet in accrued expenses and other current liabilities ($1,119,000) and other long term liabilities ($1,505,000).

The expense related to the royalty agreement asset is classified in the Consolidated Statement of Income in Cost of Sales. In addition, the Company recorded $131,000 and $201,000 of interest expense related to the accretion of the minimum royalty payments liability for 2005 and 2004, respectively

Amortization expense related to intangible assets (excluding goodwill) amounted to $1,171,000, $740,000 and $472,000 for 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five fiscal years is as follows: $1,313,000 (2006), $1,232,000 (2007), $1,096,000 (2008), $989,000 (2009) and $933,000 (2010).

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - January 1, 2004	$3,161	$9,172	$12,333
Acquisition in 2004	40	4,344	4,384
Adjustment to 2003 acquisitions		38	38
Balance - December 31, 2004	3,201	13,554	16,755
Acquisition in 2005	6,056		6,056
Adjustment to 2004 acquisition	(6)	(687)	(693)
Balance - December 31, 2005	$9,251	$12,867	$22,118

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2005. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2006, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Discontinued Operations

By January 2003, the Company’s axle and tire refurbishing business had ceased operations, and is classified as discontinued operations in the Consolidated Financial Statements pursuant to SFAS No. 144. The proceeds from the disposition of all other significant assets of the axle and tire refurbishing business, consisting primarily of inventory and accounts receivable, were collected in January 2003 and resulted in a small gain of $48,000, net of tax expense of $26,000.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$16,140	$10,816
Work in process	3,256	2,112
Raw materials	81,221	59,404
Total	$100,617	$72,332

5.	FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

	December 31,		Estimated Useful
	2005	2004	Life in Years
Land	$14,608	$12,362
Buildings and improvements	73,823	60,423	8 to 39
Leasehold improvements	3,213	1,438	2 to 20
Machinery and equipment	61,049	47,187	3 to 10
Transportation equipment	3,665	3,113	1 to 7
Furniture and fixtures	6,975	4,997	3 to 10
Construction in progress	3,720	14,013
	167,053	143,533
Less accumulated depreciation and amortization	50,225	43,752
Fixed assets, net	$116,828	$99,781

Depreciation and amortization of fixed assets consists of (in thousands):

	Year Ended December 31,
	2005	2004	2003
Charged to cost of sales	$8,828	$7,115	$6,354
Charged to selling, general and administrative expenses	1,554	991	726
Total	$10,382	$8,106	$7,080

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued employee compensation and fringes	$23,349	$17,749
Accrued expenses and other	14,058	10,962
Total	$37,407	$28,711

7.	RETIREMENT AND OTHER BENEFIT PLANS

The Company has discretionary defined contribution profit sharing plans covering substantially all eligible employees. The Company contributed $1,309,000, $1,105,000 and $994,000 to these plans during the years ended December 31, 2005, 2004 and 2003, respectively.

8.	LONG-TERM INDEBTEDNESS

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the Credit Agreement were increased to $60 million and can be increased by an additional $30 million, upon approval of the Lenders. Interest on borrowings under the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at December 31, 2005) depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

Simultaneous with the refinancing of the Company’s line of credit, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. On April 29, 2005, the Company issued $20 million of Senior Promissory Notes to Prudential affiliates under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Consolidated Financial Statements.

The Credit Agreement and the Senior Promissory Notes are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries in favor of the Lenders and Prudential on a pari passu basis.

Long-term indebtedness consists of the following (in thousands):

	December 31,
	2005	2004
Senior Notes payable at the rate of $8,000 per annum on January 28, with interest payable semi-annually at the rate of 6.95 percent per annum, final payment paid January 28, 2005	$-	$8,000
Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29, with interest payable quarterly at the rate of 5.01 percent per annum, final payment to be made on April 29, 2010	18,000	-
Notes payable pursuant to the Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $60,000 at December 31, 2005 and $45,000 at December 31, 2004; interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance(a) (b)	31,425	34,725
Industrial Revenue Bonds, interest rates at December 31, 2005 of 4.65 percent to 6.28 percent, due 2008 through 2017; secured by certain real estate and equipment	9,416	10,917
Real estate mortgage payable at the rate of $70 per month with a balloon payment of $3,371 in May 2006, interest at 9.03 percent per annum	3,544	4,035
Other loans primarily secured by certain real estate and equipment, due 2009 to 2011, with fixed rates of 5.18 percent to 7.75 percent	7,510	9,183
Other loans primarily secured by certain real estate and equipment, due 2006 to 2016, with variable rates of 6.25 percent to 7.25 percent	3,338	4,564
	73,233	71,424
Less current portion	11,140	12,121
Total long-term indebtedness	$62,093	$59,303

(a)
The weighted average interest rate on these borrowings, including the affect of the interest rate swap described below, was 5.43 percent and 4.66 percent at December 31, 2005 and 2004, respectively. Pursuant to the performance schedule, the interest rate on LIBOR loans was LIBOR plus 1.0 percent and 1.5 percent at December 31, 2005 and 2004, respectively.

(b)	As of December 31, 2005 and 2004, the Company had letters of credit of $5.9 million and $5.3 million outstanding under the Credit Agreement, respectively.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At December 31, 2005, the Company was in compliance with all such requirements. At December 31, 2004, the Company was in compliance with all such requirements, except for one covenant pursuant to the Senior Notes and the credit agreement related to capital expenditures. A waiver was obtained for the Credit Agreement, and the Senior Notes were paid off in January 2005 in accordance with their original terms. Certain of the Company’s loan agreements contain prepayment penalties.

On March 10, 2006, maximum borrowings under the Company’s line of credit was increased by $10 million to $70 million in connection with the acquisition of SteelCo., Inc. and to meet increased working capital needs due to the increase in sales.

The Company has unsecured letters of credit outstanding, unrelated to the Credit Agreement, which aggregate $4.8 million and $3.8 million at December 31, 2005 and 2004, respectively.

The amount of maturities of long-term indebtedness are as follows (in thousands):

2006	$11,140
2007	7,688
2008	9,259
2009	38,132
2010	2,691
Thereafter	4,323
73,233
Less current portion	11,140
Total long-term indebtedness	$62,093

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.3525 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each quarterly reset date beginning February 15, 2005. At December 31, 2005, the notional amount was $16,000,000. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the credit agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap was $270,000 (net of taxes or $169,000) and $59,000 (net of a taxes of $38,000) at December 31, 2005 and 2004, respectively.

The Company believes that current interest rates on instruments similar to its debt approximate the rates paid by the Company. Therefore, the book value of such debt approximates fair value at December 31, 2005 and 2004.

9.	INCOME TAXES

The income tax provision in the Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$17,745	$14,655	$10,009
State	2,931	2,487	1,476
Deferred:
Federal	(373)	(1,114)	516
State	158	(279)	(133)
Total income tax provision	$20,461	$15,749	$11,868

The provision for income taxes differs from the amount computed by applying the Federal statutory rate to income before income taxes for the following reasons (in thousands):

	Year Ended December 31,
	2005	2004	2003

Income tax at Federal statutory rate	$18,922	$14,300	$10,935
State income taxes, net of Federal income tax benefit	2,008	1,435	873
Non-deductible expenses	138	152	90
Manufacturing credit pursuant to Jobs Creation Act	(540)
Other	(67)	(138)	(30)
Provision for income taxes	$20,461	$15,749	$11,868

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accounts receivable	$906	$722
Inventories	1,649	1,330
Goodwill and other assets	2,963	3,638
Accrued insurance	2,440	1,806
Employee benefits	1,463	1,324
Other	1,444	1,502
Total deferred tax assets	10,865	10,322
Deferred tax liabilities:
Fixed assets	4,660	4,354
Other	169	38
Total deferred tax liabilities	4,829	4,392
Net deferred tax asset	$6,036	$5,930

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2005 will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

Tax benefits on stock option exercises of $5,362,000, $830,000 and $864,000 were credited directly to stockholders’ equity for 2005, 2004 and 2003, respectively, relating to stock options granted prior to January 1, 2002, and tax benefits which exceeded the compensation cost for stock options granted subsequent to January 1, 2002.

Net deferred tax assets are classified in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2005	2004

Prepaid expenses and other current assets	$7,712	$6,585
Other long-term liabilities	(1,676)	(655)
	$6,036	$5,930

Also, included in prepaid expenses and other current assets are Federal income tax refunds receivable of $572,000 at December 31, 2004.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company’s lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating and capital leases at December 31, 2005 are summarized as follows (in thousands):

	Operating Leases	Capital Leases
2006	$2,781	$186
2007	2,210	186
2008	1,921	104
2009	1,384	21
2010	717	-
Thereafter	945	-
Total minimum lease payments	$9,958	497
Less amounts representing interest		39
Present value of minimum lease payments		458
Less current portion		164
Total long term portion of capital lease obligations		$294

Rent expense for operating leases was $4,992,000, $4,855,000 and $4,896,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 the Company had employment contracts with ten of its employees and three consultants, which expire on various dates through December 2010. The minimum commitments under these contracts are $2,055,000 in 2006, $1,978,000 in 2007, $1,526,000 in 2008, $754,000 in 2009 and $570,000 in 2010. In addition, the contracts with three of the employees, and an arrangement with one other employee of the Company, provide for incentives to be paid based on a percentage of profits, as defined.

Purchase Commitments

On October 8, 2004, the Company entered into an agreement to purchase approximately 37 acres of land and buildings consisting of approximately 481,000 sq. ft. of manufacturing and office space. On December 16, 2005, the Company completed the purchase of the facility for approximately $6.0 million. The property was owned by the former principal owner and current executive of a significant customer of the Company. This space is being used primarily to consolidate existing office space and manufacturing capacity from other leased facilities, as well as to provide manufacturing capacity for new product developments.

Litigation

Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Southern Division.

Plaintiff alleged that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) by allegedly selling chassis and component parts below Lippert’s costs, engaging in acts intended to destroy competition, wrongfully interfering with plaintiff’s economic advantage, and engaging in unfair competition. Plaintiff sought compensatory damages of $8.2 million, treble damages, punitive damages, costs and expenses incurred in the proceeding, and injunctive relief. Lippert defended against the allegations and asserted counterclaims against plaintiff.

The court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which we believe could be less than $1 million (before trebling) based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated.

Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District which has been settled for approximately $2.8 million. Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division. The machine was purchased used and was not fitted with a guard. The claimant pursued a workers compensation claim and a third party action against Lippert and other defendants, including the manufacturer and the vendor of the subject machine. The third party suit involved allegations of willful and wanton actions and sought compensatory and punitive damages. At trial, the jury found in favor of plaintiff for compensatory and punitive damages.

The judgment was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. The Company filed an appeal from the judgment, and prior to the resolution of the appeal, the parties agreed to settle this litigation for approximately $2.8 million. As such, during 2005 the Company recorded a charge of $1.0 million ($500,000 after taxes and the direct impact on incentive compensation). On February 22, 2006, the parties completed the settlement.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel advised that, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there could be no assurance that plaintiff’s or another defendant’s theories would not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages from the named defendants in excess of $130 million, and each of the five plaintiffs seeks $25 million in exemplary damages from each named defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert. Although plaintiffs did not assert a claim against Lippert, in order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert. The Seller of the RV has asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert.

On or about October 11, 2005 and October 12, 2005 two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al. (Case No. CV027691), and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. (Case No. 05AS04523). Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are substantially identical and the cases were consolidated. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert.

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005, equipped with frames manufactured by Zieman, that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights.

On March 8, 2006 Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. Al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. Zieman has submitted this matter to its liability insurer and is investigating the allegations in the Complaint as they may relate to Zieman.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2005, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2004, the Company received payments aggregating approximately $500,000, and recorded a pre-tax gain on the sale of $428,000. In 2005, the Company received payments aggregating approximately $650,000, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is now $3 million, which continues to be fully reserved. In January 2006, the Company received a scheduled payment on the note of $675,000 including interest.

Simultaneously with the sale, the Company entered into an equipment lease and a license agreement with the buyer. In March 2005, the buyer and owner of the manufacturing process related to this intellectual property informed the Company that it could not perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment did not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $500,000, largely offsetting the 2005 gain on the collection of the note.

11.	STOCKHOLDERS’ EQUITY

Stock-Based Awards

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan (the “2002 Equity Plan”), which was approved by stockholders in May 2002, the Company may grant its directors, employees, and consultants Drew Common Stock-based awards, such as options and restricted or deferred stock. The 2002 Equity Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Under the 2002 Equity Plan, the Compensation Committee of Drew’s Board of Directors (“the Committee”) determines the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant thereof. The number of shares available under the 2002 Equity Plan, and the exercise price of options granted under the 2002 Equity Plan, are subject to adjustments that may be made by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate actions.

The exercise price for options granted under the 2002 Equity Plan must be at least equal to 100 percent of the fair market value of the shares subject to such option on the date of grant. The exercise price may be paid in cash or in shares of Drew Common Stock held for a minimum of six months. Options granted under the 2002 Equity Plan become exercisable in annual installments as determined by the Committee.

In 2005 and 2004, pursuant to the 2002 Equity Plan, the Company awarded 12,456 and 12,836 deferred stock units, respectively, to certain directors in lieu of cash fees earned by such directors. The number of deferred stock units awarded is determined by dividing 115 percent of the fee earned by the closing price of the Common Stock on the date the fees were earned. In 2005, and 2004, the Company issued 8,392 and 8,810 shares, respectively, of restricted stock in accordance with the performance-based incentive compensation of an employee, pursuant to an employment agreement.

Transactions in stock options and deferred stock units under the 2002 Equity Plan are summarized as follows:

	Deferred Stock Units		Stock Options
	Number of Shares	Stock Price at Date of Issuance	Number of Option Shares	Option Price
Outstanding at December 31, 2002	9,208		1,724,400
Issued	25,006	$7.59-$12.78
Granted			793,000	$12.78 - $13.80
Exercised			(536,760)	$4.41 - $6.25
Canceled			(12,000)	$4.41 - $6.25
Outstanding at December 31, 2003	34,214		1,968,640
Issued	12,836	$13.90-$20.51
Granted			65,000	$16.15 - $16.16
Exercised			(204,560)	$4.41 - $12.78
Canceled			(13,800)	$4.55 - $12.78
Outstanding at December 31, 2004	47,050		1,815,280
Issued	12,456	$18.06-$29.95
Granted			626,000	$28.33 - $28.71
Exercised			(847,020)	$2.84 - $16.15
Canceled			(15,800)	$4.55 - $12.78
Outstanding at December 31, 2005	59,506	$6.87-$29.95	1,578,460	$4.55 - $28.71
Exercisable at December 31, 2005			424,660	$4.55 - $16.16

The number of shares available for granting awards under the 2002 Equity Plan was 282,224 and 913,272 at December 31, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

Option Exercise Price	Shares Outstanding	Option Remaining Life (Years)	Shares Exercisable
$ 4.55	214,960	1.9	123,960
$ 4.63	20,000	1.0	20,000
$ 7.88	30,000	3.0	30,000
$ 12.78	592,500	3.9	167,700
$ 13.80	40,000	4.0	40,000
$ 16.15	40,000	5.0	40,000
$ 16.16	15,000	4.9	3,000
$ 28.33	581,000	5.9	-
$ 28.71	45,000	6.0	-

Outstanding stock options expire in five to six years from the date they are granted; options vest over service periods that range from one to five years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
Weighted average shares outstanding for basic earnings per share	21,011,792	20,563,222	20,150,812
Common stock equivalents pertaining to stock options	532,410	635,518	443,004
Total for diluted shares	21,544,202	21,198,740	20,593,816

On August 4, 2005, the Board of Directors approved a two-for-one split of the Company’s common stock effected in the form of a stock dividend. Accordingly, on September 7, 2005, the Company issued one new share of common stock for each share held by stockholders of record as of August 19, 2005. All share and per share amounts included in this Report have been adjusted retroactively to give effect to the stock split.

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Year Ended December 31, 2005
Net sales	$154,546	$163,023	$170,791	$180,787	$669,147
Gross profit	33,018	37,801	38,646	40,682	150,147
Income from continuing operations before income taxes	9,499	14,075	15,721	14,768	54,063
Net income	5,816	8,661	9,787	9,338	33,602
Net income per common share:
Basic	.28	.41	.46	.44	1.60
Diluted	.27	.40	.45	.43	1.56

Stock Market Price
High	$19.75	$22.70	$26.27	$31.66	$31.66
Low	$17.98	$18.62	$21.16	$24.75	$17.98
Close (at end of quarter)	$18.83	$22.70	$25.81	$28.19	$28.19

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Year Ended December 31, 2004
Net sales	$108,023	$141,687	$148,830	$132,330	$530,870
Gross profit	24,879	32,560	32,902	26,038	116,379
Income from continuing operations before income taxes	9,823	13,362	12,174	5,498	40,857
Net income	5,992	8,151	7,514	3,451	25,108
Net income per common share:
Basic	.29	.40	.36	.17	1.22
Diluted	.28	.38	.35	.16	1.18

Stock Market Price
High	$19.89	$20.84	$20.42	$18.30	$20.84
Low	$13.60	$17.38	$16.23	$15.64	$13.60
Close (at end of quarter)	$17.54	$20.35	$17.92	$18.08	$18.08

The sum of per share amounts for the four quarters may not equal the total per share amounts for the year as a result of changes in the weighted average common shares outstanding or rounding.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its system of internal controls over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

(a)       Management’s Annual Report on Internal Control over Financial Reporting.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

/s/ LEIGH J. ABRAMS	/s/ FREDRIC M. ZINN
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(b)       Attestation Report of the Registered Public Accounting Firm.

The report of the independent registered public accounting firm is included in Item 8. Financial Statements and Supplementary Data.

(c)       Changes in Internal Controls over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and implemented certain functions of the new software. While to date there have been no significant changes in the Company’s internal controls related to the new computer software, the Company anticipates that in 2006, certain additional functionalities of the new computer software will be implemented to further strengthen the Company’s internal controls.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the Company’s Directors and Executive Officers is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 (“2006 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities - Compliance with Section 16(a) of the Exchange Act” in the Company’s 2006 Proxy Statement and from the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act” in Part I of this Report.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors - Executive Compensation” and “Compensation of Directors” in the Company’s 2006 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities - Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2006 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission. There are no transactions, business relationships, or indebtedness, involving the Company and any Executive Officer or Director of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 3. Appointment of Auditors” in the Company’s 2006 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed:

(1) Financial Statements.

(2) Schedules. Schedule II - Valuation and Qualifying Accounts.

(3) Exhibits. See Item 15 (c) - “List of Exhibits” incorporated herein by reference.

(b)	Exhibits - List of Exhibits.

Exhibit Number	Description	Sequentially Numbered Page
3.	Articles of Incorporation and By-laws.

3.1	Drew Industries Incorporated Restated Certificate of Incorporation.

3.2	Drew Industries Incorporated By-laws, as amended.

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

10.	Material Contracts.

10.135	Description of split dollar life insurance plan for certain executive officers.

10.164	Executive Employment and Non-Competition Agreement, dated January 2, 2004, by and between Lippert Components, Inc. and L. Douglas Lippert.

10.194	Drew Industries Incorporated 2002 Equity Award and Incentive Plan.

10.195	License Agreement, dated February 28, 2003, by and among Versa Technologies, Inc., VT Holdings II, Inc. and Engineered Solutions LP, and Lippert Components, Inc.

10.197	Amended Change of Control Agreement by and between Fredric M. Zinn and Registrant, dated March 3, 2006.

10.198
Amended and Restated Credit Agreement dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., KeyBank, National Association, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent.

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

10.205
Revolving Credit Note dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., payable to the order of HSBC USA, National Association in the principal amount of Fifteen Million ($15,000,000) Dollars.

10.206	Note Purchase and Private Shelf Agreement dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., Drew Industries Incorporated and Prudential Investment Management, Inc.

10.207	Form of Senior Note (Shelf Note).

10.208	Parent Guarantee Agreement dated as of February 11, 2005 by and among Drew Industries Incorporated, Prudential Investment Management, Inc. and the Noteholders.

10.209
Subsidiary Guaranty dated as of February 11, 2005 by and among Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, Lippert Components Texas Limited Partnership, BBD Realty Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., Coil Clip, Inc., Zieman Manufacturing Company, with and in favor of Prudential Investment Management, Inc. and the Noteholders listed thereto.

10.210
Intercreditor Agreement dated as of February 11, 2005 by and among Prudential Investment Management, Inc., JPMorgan Bank, N.A. (as Lender and Administrative Agent), KeyBank, National Association, HSBC Bank USA, National Association and JPMorgan Bank, N.A. (as Trustee and Administrative Agent).

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

10.214	Amended and Restated Employment Agreement between Registrant and David L. Webster, dated February 17, 2005.

10.216	Stock Purchase Agreement dated as of May 4, 2004 among Lippert Components, Inc., Ronald J. Anderson, Manuel Baca, William Boyles, Eric Day, John B. Pollara, Curtis L. Strong, and James E. Zieman.

10.217	Employment and Non-Competition Agreement dated as of May 4, 2004 between Zieman Manufacturing Company and John P. Pollara.

10.220	Employment and Non-Competition Agreement dated as of May 4, 2004 between Zieman Manufacturing Company and Ronald J. Anderson.

10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors.

10.222	Employment Agreement by and between Lippert Components, Inc. and Jason D. Lippert, effective January 1, 2006.

10.223	Amended Change of Control Agreement by and between Harvey F. Milman and Registrant, dated March 3, 2006.

10.224	Memorandum to Leigh J. Abrams from the Compensation Committee of the Board of Directors dated November 15, 2005.

10.225	Asset Purchase Agreement dated as of May 20, 2005, by and among Lippert Components Manufacturing, Inc., Banks Corporation, William P. Banks and John K. Banks.

10.226	Non-Competition Agreement dated as of May 20, 2005, by and between Lippert Components Manufacturing Inc., and William P. Banks.

10.227	Non-Competition Agreement dated as of May 20, 2005, by and between Lippert Components Manufacturing Inc., and John P. Banks.

10.228	Amendment to Asset Purchase Agreement by and among Lippert Components Manufacturing, Inc., Banks Corporation, William P. Banks and John K. Banks.

10.229	Contract for Purchase and Sale of Real Estate by and between Lippert Components Manufacturing, Inc. and Banks Enterprises, Inc.

10.230
Second Amendment to Amended and Restated Credit Agreement dated as of March 10, 2006 by and among Kinro, Inc., Lippert Components, Inc., KeyBank, National Association, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent.

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

Exhibit 10.194 is incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 10, 2002.

Exhibit 10.195 is incorporated by reference to the Exhibits bearing the same numbers included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibits 10.198-10.213 are incorporated by reference to Exhibits 10.1-10.16 included in the Company’s Form 8-K filed on February 16, 2005.

Exhibit 10.214 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on February 23, 2005.

Exhibits 10.216-10.220 are incorporated by reference to the Exhibits bearing the same numbers included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit 10.221 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on February 9, 2005.

Exhibit 10.222 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on October 11, 2005.

Exhibit 10.224 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on November 18, 2005.

Exhibits 10.225-10.229 are incorporated by reference to Exhibits 10.1-10.5 included in the Company’s Form 8-K/A filed on July 19, 2005.

Exhibits 10.197 and 10.223 are incorporated by reference to Exhibits 10.1-10.2 included in the Company’s Form 8-K filed on March 6, 2005.

Exhibit 10.230 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on March 14, 2006.

14.	Code of Ethics.

14.1	Code of Ethics for Senior Financial Officers Exhibit 14.1 is incorporated by reference to Exhibit 14 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.2	Guidelines for Business Conduct Exhibit 14.2 is filed herewith.

21	Subsidiaries of the Registrant. Exhibit 21 is filed herewith.

23	Consent of Independent Registered Public Accounting Firm Exhibit 23 is filed herewith.

24	Powers of Attorney. Powers of Attorney of persons signing this Report are included as part of this Report.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.	Section 1350 Certifications

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer Exhibits 31.1-32.2 are filed herewith.

(c)	Financial statement schedules are included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2006	DREW INDUSTRIES INCORPORATED
By: /s/ Leigh J. Abrams Leigh J. Abrams, President

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

Date	Signature	Title

March 14, 2006	By: /s/ Leigh J. Abrams (Leigh J. Abrams)	Director, President and Chief Executive Officer

March 14, 2006	By: /s/ Fredric M. Zinn (Fredric M. Zinn)	Executive Vice President and Chief Financial Officer

March 14, 2006	By:/s/ Joseph S. Giordano III (Joseph S. Giordano III)	Corporate Controller and Treasurer

March 14, 2006	By: /s/ Edward W. Rose, III (Edward W. Rose, III)	Director

March 14, 2006	By: /s/ David L. Webster (David L. Webster)	Director

March 14, 2006	By: /s/ L. Douglas Lippert (L. Douglas Lippert)	Director

March 14, 2006	By: /s/ James F. Gero (James F. Gero)	Director

March 14, 2006	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

March 14, 2006	By: /s/ David A. Reed (David A. Reed)	Director

March 14, 2006	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director