Form 10-Q
period 2006-03-31
DREW INDUSTRIES INC
filed 2006-05-10
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,528,636 shares of common stock as of April 28, 2006.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

Page
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-15

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-26

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4 - CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	29-31

Item 6 - EXHIBITS	31

SIGNATURES	32

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION	33

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION	34

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION	35

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION	36

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
(In thousands, except per share amounts)

Net sales	$208,461	$154,546
Cost of sales	164,760	121,528
Gross profit	43,701	33,018
Selling, general and administrative expenses	26,573	22,606
Other income	574	31
Operating profit	17,702	10,443
Interest expense, net	1,119	944
Income before income taxes	16,583	9,499
Provision for income taxes	6,378	3,683
Net income	$10,205	$5,816

Net income per common share:
Basic	$.47	$.28
Diluted	$.47	$.27

Weighted average common shares outstanding:
Basic	21,567	20,726
Diluted	21,898	21,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2006	2005	2005
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$9,174	$5,543	$5,085
Accounts receivable, trade, less allowances	46,406	42,035	33,583
Inventories	102,245	74,352	100,617
Prepaid expenses and other current assets	9,977	9,996	11,812

Total current assets	167,802	131,926	151,097

Fixed assets, net	123,465	101,184	116,828
Goodwill	24,713	16,061	22,118
Other intangible assets	10,769	5,641	10,652
Other assets	6,724	6,366	6,733
Total assets	$333,473	$261,178	$307,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$10,948	$3,960	$11,140
Accounts payable, trade	31,999	27,406	26,404
Accrued expenses and other current liabilities	38,683	34,132	37,407

Total current liabilities	81,630	65,498	74,951

Long-term indebtedness	69,750	63,870	62,093
Other long-term liabilities	2,444	2,317	2,675

Total liabilities	153,824	131,685	139,719

Commitments and Contingencies

Stockholders' equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued
23,675,761 shares at March 2006; 22,871,453 shares at March 2005 and
23,625,793 at December 2005	237	229	236
Paid-in capital	49,349	37,272	47,655
Retained earnings	149,220	111,229	139,015
Accumulated other comprehensive income	310	230	270
	199,116	148,960	187,716
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)
Total stockholders' equity	179,649	129,493	167,709

Total liabilities and stockholders' equity	$333,473	$261,178	$307,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$10,205	$5,816
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	3,531	2,574
Deferred taxes	1,050	(1,018)
Loss on disposal of fixed assets	246	73
Stock-based compensation expense	656	324
Changes in assets and liabilities:
Accounts receivable, net	(12,386)	(15,936)
Inventories	(988)	(2,020)
Prepaid expenses and other assets	1,182	681
Accounts payable, accrued expenses and other liabilities	6,023	19,160
Net cash flows provided by operating activities	9,519	9,654

Cash flows from investing activities:
Capital expenditures	(9,674)	(5,092)
Acquisition of businesses	(4,264)	694
Proceeds from sales of fixed assets	14	584
Other Investments	--	(36)
Net cash flows used for investing activities	(13,924)	(3,850)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	61,425	50,900
Repayments under line of credit and other borrowings	(53,960)	(54,494)
Exercise of stock options	1,039	1,138
Other	(10)	(229)
Net cash flows provided by (used for) financing activities	8,494	(2,685)

Net increase in cash	4,089	3,119

Cash and cash equivalents at beginning of period	5,085	2,424
Cash and cash equivalents at end of period	$9,174	$5,543

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$1,010	$1,174
Income taxes, net of refunds	$126	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2005	$236	$47,655	$139,015	$270	$(19,467)	$167,709
Net income for the three months ended March 31, 2006			10,205			10,205
Unrealized gain on interest rate swap, net of taxes				40		40
Comprehensive income						10,245
Issuance of 49,968 shares of common stock pursuant to stock option plan	1	758				759
Income tax benefit relating to issuance of common stock pursuant to stock option plan		280				280
Stock-based compensation expense		656				656
Balance - March 31, 2006	$237	$49,349	$149,220	$310	$(19,467)	$179,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (collectively “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles (“RVs”) and manufactured homes (“MHs”), and to a lesser extent specialty trailers. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2005 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.    Segment Reporting

The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 72 percent and 68 percent of consolidated net sales for the three month periods ended March 31, 2006 and 2005, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. Approximately 95 percent of the Company’s RV product sales are used in travel trailers and fifth wheel RVs. The RV segment also manufactures specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles.

The MH segment, which accounted for 28 percent and 32 percent of consolidated net sales for the three month periods ended March 31, 2006 and 2005, respectively, manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath products.

Other than sales of specialty trailers, which aggregated approximately $7 million in the first quarter of each of 2006 and 2005, and $33 million in all of 2005, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment profit or loss, defined as income before interest, amortization of intangibles and income taxes. Management of debt is considered a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, of the Company’s December 31, 2005 Annual Report on Form 10-K.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information relating to segments follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales:
RV segment	$149,416	$105,258
MH segment	59,045	49,288
Total	$208,461	$154,546
Operating profit:
RV segment	$12,832	$8,394
MH segment	6,633	3,870
Total segments operating profit	19,465	12,264
Amortization of intangibles	(430)	(285)
Corporate and other	(1,907)	(1,567)
Other income	574	31
Operating profit	$17,702	$10,443

3.    Acquisitions

On March 10, 2006, Lippert acquired certain assets and the business of California-based SteelCo., Inc. SteelCo. manufactures chassis and components for RVs and manufactured housing, and had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.3 million which was funded with borrowings pursuant to the Company’s line of credit. The Company intends to integrate SteelCo.’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo. terminated litigation pending between them. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

Total consideration was allocated on an estimated basis, pending the final valuations for certain tangible and intangible assets, as follows (in thousands):

Net tangible assets acquired	$919
Identifiable intangible assets	750
Goodwill	2,595
Total cash consideration	$4,264

On March 20, 2006, the Company announced that it has agreed in principle to acquire the net assets and business of Kaysville, Utah-based Happijac Company, a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems, camper jacks and several new products expected to be introduced to the marketplace, had annual sales in excess of $12 million in 2005. The Company expects closing of the acquisition in June 2006, subject to completion of due diligence, the execution of definitive agreements, and satisfaction of customary closing conditions.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	March 31,		December 31,
	2006	2005	2005

Finished goods	$17,763	$12,369	$16,140
Work in process	3,662	2,228	3,256
Raw material	80,820	59,755	81,221
Total	$102,245	$74,352	$100,617

5.    Long-term Indebtedness

Long-term indebtedness consists of the following (dollars in thousands):

	March 31,		December 31,
	2006	2005	2005
Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29, with interest payable quarterly at the rate of 5.01 percent per annum, final payment to be made on April 29, 2010	$17,000	$—	$18,000
Notes payable pursuant to a Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $70,000 at March 31, 2006, and $60,000 at March 31, 2005 and December 31, 2005; interest at prime rate or LIBOR plus a rate margin based upon the Company's performance	41,000	41,000	31,425
Industrial Revenue Bonds, interest rates at March 31, 2006 of 4.98% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	9,087	10,574	9,416
Real estate mortgage payable at the rate of $70 per month with a balloon payment of $3,371 in May 2006, interest at 9.03% per annum	3,415	3,917	3,544
Other loans primarily secured by certain real estate and equipment, due 2009 to 2011, with fixed interest rates of 5.18% to 7.75%	7,061	7,864	7,510
Other loans primarily secured by certain real estate and equipment, due 2006 to 2016, with variable interest rates of 6.25% to 7.75%	3,135	4,475	3,338
	80,698	67,830	73,233
Less current portion	10,948	3,960	11,140
Total long-term indebtedness	$69,750	$63,870	$62,093

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At March 31, 2006, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the Credit Agreement are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

On March 10, 2006, the maximum borrowings under the Company’s line of credit were increased by $10 million to $70 million in connection with the acquisition of SteelCo., Inc. and to meet increased working capital needs due to the increase in sales. The maximum borrowings under the Credit Agreement can be increased by an additional $20 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $40 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.

6.    Weighted Average Common Shares Outstanding

Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding for basic earnings per share	21,567	20,726
Common stock equivalents pertaining to stock options	331	598

Weighted average shares outstanding for diluted earnings per share	21,898	21,324

7.    Stock Options

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan (the "2002 Equity Plan"), which was approved by stockholders in May 2002, the Company may grant its directors, employees, and consultants Drew Common Stock-based awards, such as options and restricted or deferred stock. The 2002 Equity Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Under the 2002 Equity Plan, the Compensation Committee of Drew’s Board of Directors ("the Committee") determines the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant thereof. The number of shares available under the 2002 Equity Plan, and the exercise price of options granted under the 2002 Equity Plan, are subject to adjustments that may be made by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate actions.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The exercise price for stock options granted under the 2002 Equity Plan must be at least equal to 100 percent of the fair market value of the shares subject to such stock option on the date of grant. The exercise price may be paid in cash or in shares of Drew Common Stock held for a minimum of six months. Stock options granted under the 2002 Equity Plan must be approved by, and become exercisable in annual installments as determined by the Committee.

In 2002, the Company adopted the fair value method of accounting for stock options as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123,"Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company was utilizing the prospective method under SFAS No. 148,"Accounting for Stock-Based Compensation - Transition and Disclosures."

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method which was adopted voluntarily by the Company in 2002.

All stock options granted after January 1, 2002 are being expensed on a straight line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the stock options were granted. This resulted in charges to operations of $581,000 and $254,000 for the three months ended March 31, 2006 and 2005, respectively. The application of the transition rules of SFAS 123R requires the expensing of the unvested portion of stock options granted in 2001, which resulted in a reduction in the Company’s first quarter 2006 net income of less than $25,000.

The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in the three month period ended March 31, 2005 (dollars in thousands):

Net income as reported	$5,816
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	156
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(174)
Pro forma net income	$5,798
Net income per common share:
Basic - as reported	$.28
Basic - pro forma	$.27
Diluted - as reported	$.28
Diluted - pro forma	$.27

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Transactions in stock options under the 2002 Equity Plan during the three month period ended March 31, 2006 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	1,578,460	$17.78
Exercised	(39,100)	9.74
Outstanding at March 31, 2006	1,539,360	$17.99	4.1	$27,034
Exercisable at March 31, 2006	385,560	$10.12	3.0	$9,805

The number of shares available for granting awards under the 2002 Equity Plan was 268,936 at March 31, 2006. The Company has requested that stockholders approve, at the Annual Meeting of Stockholders to be held in May 2006, increasing the number of shares available for granting awards under the 2002 Equity Plan by 600,000.

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $865,000 and $1,186,000, respectively. Historically, upon exercise of stock options, new shares have been issued. As of March 31, 2006, there was $7.1 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted average remaining period of 4 years.

During the first quarter of 2006 and 2005, the Company received cash of $381,000 and $539,000, respectively upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $280,000 and $448,000 during the first quarter of 2006 and 2005, respectively.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company is currently evaluating its available transition alternatives, and will make its one-time election prior to January 1, 2007. The Company’s election is not expected to have a significant impact on its results of operations.

8.    Commitments and Contingencies

Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Southern Division. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated for consideration recorded by the Company in the amount of $250,000.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which we believe could be less than $1 million (before trebling) based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated for consideration recorded by the Company in the amount of $250,000. The consideration was less than the $500,000 previously accrued by the Company, therefore a gain on settlement of $250,000 was recorded in the first quarter of 2006.

Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District which has been settled for approximately $2.8 million.

Plaintiff Harris was injured on a press brake machine while working at Lippert’s Rialto, California division. The machine was purchased used and was not fitted with a guard. The claimant pursued a workers compensation claim and a third party action against Lippert and other defendants, including the manufacturer and the vendor of the subject machine. The third party suit involved allegations of willful and wanton actions and sought compensatory and punitive damages. At trial, the jury found in favor of plaintiff for compensatory and punitive damages.

The judgment was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award. Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. The Company filed an appeal from the judgment, and prior to the resolution of the appeal, the parties agreed to settle this litigation for approximately $2.8 million. As such, during calendar 2005 the Company recorded a net charge of $1.0 million ($500,000 after taxes and the direct impact on incentive compensation). On February 22, 2006, the parties completed the settlement.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01), and in order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert. The Seller of the RV has asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

This action involves a claim for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel advised that, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there could be no assurance that plaintiff’s or another defendant’s theories would not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages from the named defendants in excess of $130 million, and each of the five plaintiffs seeks $25 million in exemplary damages from each named defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert.

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

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2006, would not be material to the Company’s financial position or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2006 and 2005, the Company received payments aggregating approximately $675,000 and $650,000, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $2.4 million at March 31, 2006, which is fully reserved.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”) each have operations in both the RV and MH segments. At March 31, 2006, the Company’s subsidiaries operated 47 plants in the United States and one in Canada.

The RV segment accounted for 72 percent of consolidated net sales for the three months ended March 31, 2006 and 67 percent of the annual consolidated net sales for calendar 2005. The RV segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps and bath products for RVs. Approximately 95 percent of the Company’s RV product sales are used in travel trailers and fifth wheel RVs. Travel trailers and fifth wheel RVs accounted for 73 percent of all RVs shipped by the industry in 2005, up from 61 percent in 2001. In 2004, the Company began expanding its market share for products used in motorhomes, including slide-out mechanisms and leveling devices. Since 2004, the RV segment also manufactures specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles.

The MH segment, which accounted for 28 percent of consolidated net sales for the first quarter of 2006 and 33 percent of the annual consolidated net sales for calendar 2005, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath products.

Other than sales of specialty trailers, which aggregated approximately $7 million in the first quarter of each of 2006 and 2005, and $33 million in all of 2005, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

BACKGROUND

Recreational Vehicle Industry

The Recreational Vehicle Industrial Association (“RVIA”) reported a 15 percent increase in industry wholesale shipments of RVs, to 110,900 RVs in the first quarter of 2006 from 96,300 in the first quarter of 2005. Industry shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 23 percent in the first quarter of 2006, while industry-wide wholesale shipments of motorhomes declined 12 percent in the same period. The increase in industry wholesale shipments of travel trailers in the first quarter of 2006 was in part due to restocking by dealers whose inventories had been depleted by purchases by the Federal Emergency Management Agency (“FEMA”) after the Gulf Coast hurricanes during 2005.

Industry shipments of travel trailers and fifth wheel RVs increased 11 percent in 2005, which included the replacement by RV dealers of a portion of the 20,000 to 35,000 travel trailers purchased by FEMA primarily from dealers in connection with the Gulf Coast hurricanes in August and October 2005. Hurricane-related demand for RVs is not expected to recur in the last four months of 2006.

During 2005 FEMA also purchased approximately 39,000 emergency living units (“ELUs”) from RV manufacturers, which are not classified as RVs by the RVIA. During the first quarter of 2006 FEMA purchased an additional 29,300 ELUs from RV manufacturers. It is not anticipated that FEMA will purchase a significant amount of ELUs during the balance of 2006. Most of the ELUs ordered by FEMA included fewer features and amenities, such as slide-out mechanisms, than the travel trailers typically produced by the industry. As a result, the Company’s average content for the ELUs purchased by FEMA was less than the Company’s average content in typical travel trailers. It is expected that many of the ELUs purchased by FEMA will not be resold to traditional RV consumers.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
According to industry reports, in January through February 2006 retail shipments of travel trailers and fifth wheel RVs, the Company’s primary RV market, rose 9.5 percent and 5.1 percent, respectively, while retail shipments of motorhomes declined 20.6 percent in the same period. Some industry analysts believe that rising gasoline prices and higher interest rates may adversely impact retail purchases of RVs over the balance of 2006.

In the long-term, increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to U.S. Census Bureau projections, 10 years from now there will be in excess of 20 million more people over the age of 50. Industry growth also appears to continue to be bolstered by a preference for domestic vacations, rather than foreign travel. In recent years, the RVIA has employed an advertising campaign to attract customers in the 30 to 54 age group, and the number of RV’s owned by those 35 to 54 has grown faster than all other age groups. Further, the popularity of NASCAR and college sporting events also appears to be a motivation for consumers to purchase RVs.

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

According to the Manufactured Housing Institute (“MHI”) industry statistics, through August 2005 industry-wide production of manufactured homes was about 2 percent or 1,600 homes higher than in 2004. As in the RV industry, production levels in the MH industry increased dramatically in response to the need for emergency shelters to house victims of the Gulf Coast hurricanes. Due to demand by FEMA during the last four months of 2005, there was a significant shift in production toward smaller, single-section manufactured homes in which the Company has substantially less product content per home than in multi-section homes. During 2005, industry production increased approximately 12 percent, to nearly 147,000 homes, from the 131,000 homes produced in 2004, including in 2005 an estimated 20,000 homes purchased by FEMA during the last four months of 2005. While the purchases by FEMA are not expected to recur in the last four months of 2006, industry analysts anticipate sales of manufactured homes could improve in late 2006 and possibly into 2007, as the permanent rebuilding of hurricane-stricken areas creates demand for manufactured homes, including the larger multi-section homes.

The Manufactured Housing Institute (“MHI”) reported that for the quarter ended March 31, 2006, industry wholesale shipments of manufactured homes increased 8.7 percent over the prior year’s first quarter, including a 42 percent increase in shipments of the smaller, single-section homes, partially offset by a 1 percent decline in shipments of the larger, multi-section homes. The increase in industry wholesale shipments of manufactured homes during the first quarter of 2006 was in part due to restocking by dealers whose inventories had been depleted by purchases by the Federal Emergency Management Agency (“FEMA”) after the Gulf Coast hurricanes during 2005.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
In the last several years, several underlying factors impacting the manufactured housing industry have improved, including the levels of repossessions, dealer inventory levels and credit availability. The Company believes that long-term prospects for manufactured housing are favorable because manufactured homes provide quality, affordable housing.

Raw Material Prices

The prices the Company pays for steel, which represents about 50 percent of the Company’s raw material costs, and other key raw materials remained volatile during 2005. During the first quarter of 2006 the Company received further cost increases from it’s suppliers of key raw materials. To offset the impact of higher raw material costs, the Company implemented surcharges and sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through the first quarter of 2006 were passed on to customers. These sales price increases implemented in response to rising raw material costs covered cost increases, but included little, if any, profit. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel.

The Company was also notified by its suppliers of raw materials, including steel and aluminum, of cost increases which are scheduled to go into affect during the second quarter of 2006. The Company is currently discussing sales price increases with customers to offset the affect of these announced cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that these cost increases during the second quarter of 2006 or future raw material cost increases can be passed on to customers in the form of sales price increases.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales:
RV segment	$149,416	$105,258
MH segment	59,045	49,288
Total	$208,461	$154,546
Operating profit:
RV segment	$12,832	$8,394
MH segment	6,633	3,870
Total segments operating profit	19,465	12,264
Amortization of intangibles	(430)	(285)
Corporate and other	(1,907)	(1,567)
Other income	574	31
Operating profit	$17,702	$10,443

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Highlights

▪
Net sales for the first quarter of 2006 increased $54 million (35 percent) from the first quarter of 2005. The increase in net sales in 2006 consisted of organic growth of about $31-$37 million (20-24 percent), sales price increases of $4-$6 million, sales growth of about $3 million due to acquisitions, and sales of components for ELUs purchased by the Federal Emergency Management Agency (“FEMA”) of approximately $10-$14 million.

▪	Net income for the first quarter of 2006 increased 75 percent from the first quarter of 2005, greater than the 35 percent increase in net sales due to:

•	The favorable impact on the first quarter of 2006 of spreading fixed costs over a larger sales base.

•
The negative impact on the first quarter of 2005 results of charges of $2.6 million ($1.3 million after taxes and the direct impact on incentive compensation) related to legal proceedings. See Part II, Item 1 - Legal Proceedings, of this Quarterly Report on Form 10-Q for a description of legal proceedings.

•	The negative impact on the first quarter of 2005 results of the write-off of capitalized project costs related to certain intellectual property rights which had a book value of approximately $500,000.

These favorable factors were partially offset by:

•
Start-up losses in 2006 of approximately $1.1 million ($0.5 million after taxes and the direct impact on incentive compensation) related to recently opened facilities, as compared to start up losses of $0.4 million ($0.2 million after taxes and the direct impact on incentive compensation) in the first quarter of 2005. The Company expects to incur further start-up costs during the second quarter of 2006, although less than in the first quarter of 2006.

▪
On March 10, 2006, the Company acquired certain assets and the business of California-based SteelCo., Inc. SteelCo. manufactures chassis and components for RVs and manufactured housing, and had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.5 million which was funded by the Company’s line of credit. The Company intends to integrate SteelCo.’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo. terminated litigation pending between them.

▪
On March 20, 2006, the Company announced that it has agreed in principle to acquire the net assets and business of Kaysville, Utah-based Happijac Company, a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems, camper jacks and several new products expected to be introduced to the marketplace, had annual sales in excess of $12 million in 2005. The Company expects closing of the acquisition in June 2006, subject to completion of due diligence, the execution of definitive agreements, and satisfaction of customary closing conditions.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
During late 2004 and 2005, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products introduced in 2004 and 2005 included slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps for towable RVs, and thermo-formed bath products and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products is approximately $700 million, and in the first quarter of 2006, the Company’s sales of these products were running at an annualized rate of more than $85 million.

RV Segment

Net sales of the RV segment in the first quarter of 2006 increased 42 percent, or $44 million, over the first quarter of 2005. Sales growth included (i) organic growth of approximately $28-$33 million, or 27-31 percent, compared to a 15 percent increase in industry-wide wholesale RV shipments excluding the ELUs ordered by FEMA, (ii) sales price increases of approximately $1-$2 million, and (iii) sales of components for ELUs purchased by FEMA of approximately $10-$14 million. The Company’s average content for the units purchased by FEMA was less than the Company’s average content in typical travel trailers.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs for the preceding twelve months, divided by the wholesale shipments of RVs by the industry for the preceding twelve months, are as follows:

	March 31, 2006	March 31, 2005	December 31, 2005
Travel Trailer and Fifth Wheel RVs	$1,403	$1,341	$1,365
Motorhomes	$269	$76	$241
All RVs	$1,085	$950	$1,037

Operating profit of the RV segment in the first quarter of 2006 increased 53 percent to $12.8 million due to the increase in net sales, and an increase in the operating profit margin to 8.6 percent of net sales in the first quarter of 2006, compared to 8.0 percent of net sales in the first quarter of 2005. Operating profit of this segment for 2005 includes a charge of $0.5 million ($0.4 million net of the related reduction in incentive compensation), related to a settlement offer made by the Company in the action entitled SteelCo., vs. Lippert Components, Inc. et al, described in Part II, Item 1 - Legal Proceedings. This legal action was settled in March 2006. Excluding the impact of these litigation costs, the operating profit margin of this segment would have been approximately 8.4 percent for the first quarter of 2005.

The operating profit margin in 2006 was favorably impacted by the spreading of fixed costs over a larger sales base and lower provision for bad debts and health insurance costs, partially offset by an increase in workers compensation costs. Operating profit of the RV segment in the first quarter of 2006 was also reduced by (i) start-up losses of approximately $1.0 million ($0.5 million after taxes and the direct impact on incentive compensation) related to a facility opened in 2004, as compared to start up losses of $0.4 million ($0.2 million after taxes and the direct impact on incentive compensation) in the first quarter of 2005. The Company expects to incur further start-up costs during the second quarter of 2006, although less than in the first quarter of 2006.

Selling, general and administrative expenses of this segment declined to 10.9 percent as a percent of net sales in the first quarter of 2006, from 11.6 percent in the first quarter of 2005 (11.2 percent excluding the impact of the litigation charge noted above). The decline is due to the spreading of fixed costs over a larger sales base and a decline in the provision for bad debts, offset by an increase in delivery costs and stock based compensation expense.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment

Net sales of the MH segment in the first quarter of 2006 increased 20 percent, or $10 million, over the first quarter of 2005. Excluding the impact of acquisitions (approximately $3 million) and sales price increases (approximately $3-$4 million), organic sales of the MH segment increased approximately $3-$4 million, or 6-8 percent, compared to an 8.7 percent increase in industry-wide production of manufactured homes. The industry growth in 2006 was driven by single-section homes, in which the Company has substantially less product content per home than multi-section homes, which in the past several years had represented in excess of 75% of industry production, but dropped to 70% of industry production during the first quarter of 2006 due to the extensive purchasing by FEMA of only single-section homes.

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon net sales by the Company’s MH segment for the preceding 12 months, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the preceding twelve months, are as follows:
	March 31, 2006	March 31, 2005	December 31, 2005
Total Homes Produced	$1,544	$1,505	$1,506
Total Floors Produced	$926	$845	$896

Operating profit of the MH segment in the first quarter of 2006 increased 71 percent to $6.6 million due to the increase in net sales, and an increase in the operating profit margin to 11.2 percent of net sales in the first quarter of 2006, compared to 7.9 percent of sales in the first quarter of 2005. Operating profit of this segment for the first quarter of 2005 includes a charge of $2.1 million ($1.8 million net of the related reduction in incentive compensation), related to an adverse ruling in, and subsequent settlement of, the action entitled Marlon Harris vs. Lippert Components, Inc., described in Part II, Item 1 - Legal Proceedings. In September 2005, an agreement was reached to settle this action, and payment was made in February 2006. Excluding the impact of these litigation costs, the operating profit margin of this segment would have been approximately 11.5 percent for the first quarter of 2005.

The operating profit margin of the MH segment in the first quarter of 2006 was negatively impacted by increases in raw material costs that were passed on to customers with little, if any, profit margin, and an increase in workers compensation costs, partially offset by the spreading of fixed costs over a larger sales base and lower health insurance costs.

Selling, general and administrative expenses of this segment declined to 14.0 percent as a percent of net sales in the first quarter of 2006, from 17.5 percent in the first quarter of 2005 (13.9 percent excluding the impact of the litigation charge noted above). This segment experienced higher delivery costs and stock based compensation expense, partially offset by the spreading of fixed costs over a larger sales base.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other

Corporate and other expenses for the first quarter of 2006 increased $0.3 million compared to the first quarter of 2005, due largely to (i) increases in staff costs and travel due to the increased corporate governance requirements and compliance with Section 404 of Sarbanes-Oxley, and (ii) increased incentive compensation due to increased profits.

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2006 and 2005, the Company received payments aggregating approximately $675,000 and $650,000, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $2.4 million at March 31, 2006, which is fully reserved.

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

Taxes

The effective tax rate for the first quarter of 2006 was approximately 38.5 percent, compared to 38.8 percent in the first quarter of 2005. The effective tax rate for the full year 2005 was 37.8 percent. The decrease in the effective tax rate for 2006 is due to a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

The increase of approximately $200,000 in interest expense, net, for the first quarter of 2006 as compared to the prior year, was due to an increase in the average debt levels as a result of the acquisitions of Venture Welding and Steelco, and higher working capital levels largely due to the sales growth.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash flows provided by operating activities	$9,519	$9,654
Net cash flows used for investment activities	$(13,924)	$(3,850)
Net cash flows provided by (used for) financing activities	$8,494	$(2,685)

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flow from Operations

Despite a $4.4 million increase in net income during the current quarter, net cash flows from operating activities was the same as in the first quarter of 2006 compared to the first quarter of 2005 due to:

a)
A $13.1 million smaller increase in accounts payable, accrued expenses and other current liabilities in 2006, compared to 2005. The smaller increase in the first quarter of 2006 was primarily due to (i) an increase in purchases of inventory during the fourth quarter of 2005 to meet FEMA demand and the strategic buying of certain raw materials ahead of announced price increases during the fourth quarter of 2005, and (ii) the timing of payments. Trade payables are generally paid within the discount period.

b)
A $1.0 million smaller increase in inventories during 2006, as compared to 2005. The lower increase in inventory in the first quarter of 2006, despite the higher sales levels, resulted from (i) the Company’s strategic buying of raw materials during the fourth quarter of 2005 in advance of announced price increases, and (ii) a concerted effort by management to reduce inventory on hand at all locations. The increase in inventory in the first quarter of 2005 resulted from additional inventory requirements to meet the increased sales volume, offset by a concerted effort by management to reduce the number of days of inventory on hand at all locations. The Company’s inventory requirements have generally increased because of additional inventory purchased from overseas sources which requires a longer lead time. On both March 31, 2006 and 2005, there was less than a two week supply of finished goods on hand.

c)
A $3.6 million smaller increase in accounts receivable during 2006, as compared to 2005. The increase in accounts receivable for each of the first quarter of 2006 and 2005 was due largely to an increase in net sales. The increase in accounts receivable during the first quarter of 2006 was reduced due to a decline in the days sales outstanding to approximately 19 days, as compared to 21 days at December 31, 2005, and 23 days at March 31, 2005. The decrease in days sales outstanding was primarily due to the timing of collections.

Cash Flows from Investing Activities:

Cash flows used for investing activities of $13.9 million in the first quarter of 2006 include $9.7 million in capital expenditures. The balance of the cash flows from investing activities consisted primarily of $4.3 million for the acquisition of Steelco. Capital expenditures and the acquisition were financed with borrowings under the Company’s credit agreement and cash flow from operations. Capital expenditures for 2006 are anticipated to be approximately $22-$25 million and are expected to be funded by cash flows from operations.

Cash flows used for investing activities of $3.9 million in the first quarter of 2005 consist primarily of capital expenditures, offset by the proceeds received from the sale of certain fixed assets and a reduction in the purchase price for the 2004 acquisition of Zieman.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Financing Activities

Cash flows provided by financing activities for the first quarter of 2006 include a net increase in debt of $7.5 million, and cash flows provided by the exercise of employee stock options of $1.0 million, which includes the related tax benefits. The increase in debt includes a net increase in the amount borrowed under the Company’s Credit Agreement of $9.6 million, offset by debt payments of $2.1 million. At March 31, 2006, the Company had $4.5 million invested in short term investments due to the timing of maturities of certain loans under the Credit Agreement.

Cash flows used for financing activities for the first quarter of 2005 include a net decrease in debt of $3.6 million, partially funded by $1.1 million received from the exercise of employee stock options.

On March 10, 2006, the Company amended its agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”), increasing the maximum borrowings under the Credit Agreement from $60 million to $70 million. The Credit Agreement can be increased by an additional $20 million, upon approval of the Lenders. Interest on borrowings under the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at March 31, 2006) depending on the Company’s performance and financial condition. This credit agreement expires June 30, 2009.

Borrowings under the Company’s $70 million credit agreement at March 31, 2006 were $41 million. In addition, the Company had $5.8 million in outstanding letters of credit. Availability under the Company’s line of credit was $23.2 million at March 31, 2006. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. Additional financing, such as the Company’s “shelf-loan” facility with Prudential or the uncommitted balance under the Credit Agreement, may be partially utilized on the completion of the Happijac acquisition. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

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

The Company received notification in May 2006 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 96.1 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The prices the Company paid for key raw materials remained volatile during 2005. During the first quarter of 2006, and continuing in the second quarter, the Company received further cost increases from it’s suppliers of key raw materials. The Company did not experience any significant increase in its labor costs in 2006 and 2005 related to inflation.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, interest rates, oil and gasoline prices, the outcome of litigation, volume of orders related to hurricane damage and operating margins on such business, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with an initial notional amount of $20,000,000 from which it will receive periodic payments at the 3 month LIBOR rate (4.75 percent at March 31, 2006 based upon the February 15, 2006 reset date) plus the Company’s applicable spread, and make periodic payments at a fixed rate of 3.3525 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1,000,000 on each reset date. At March 31, 2006, the notional amount was $15,000,000. The fair value of the swap was zero at inception. At March 31, 2006 the fair value of the interest rate swap was $504,000. The Company has designated this swap as a cash flow hedge of certain borrowings under the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At March 31, 2006, the Company had $34.9 million of fixed rate debt plus $15 million outstanding under the Interest Rate Swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2006, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $499,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

At March 31, 2006, the Company had $30.8 million of variable rate debt, excluding the $15 million outstanding under the Interest Rate Swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to March 31, 2006, and outstanding borrowings of $30.8 million, future cash flows would be reduced by $308,000 per annum.

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

DREW INDUSTRIES INCORPORATED

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“The Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a - 15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its system of internal controls over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

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

b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DREW INDUSTRIES INCORPORATED

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, commenced in Superior Court of the State of California, County of San Bernardino District, on July 16, 2002. On motion of Lippert, the case was removed to the U.S. District Court, Central District of California, Southern Division. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated for consideration recorded by the Company in the amount of $250,000.

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

The court granted Lippert’s motion for partial summary judgment limiting plaintiff’s damages to those incurred prior to December 31, 2002, thereby reducing plaintiff’s damage claim from over $8 million (before trebling) to an amount which we believe could be less than $1 million (before trebling) based on counsel’s analysis of the testimony of plaintiff’s and Lippert’s damage experts. The court also granted Lippert’s motions for partial summary judgment as to all aspects of plaintiff’s unfair competition claim and plaintiff’s claim for an injunction. The court denied Lippert’s attempt to limit damages to those incurred prior to May 10, 2002, and certain other aspects of Lippert’s defense. Lippert’s $500,000 settlement offer to plaintiff, which was recorded as a charge in the first quarter of 2005, was rejected. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated for consideration recorded by the Company in the amount of $250,000. The consideration was less than the $500,000 previously accrued by the Company, therefore a gain on settlement of $250,000 was recorded in the first quarter of 2006.

Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District which has been settled for approximately $2.8 million.

Plaintiff Harris was injured on a press brake machine while working at Lippert’s Rialto, California division. The machine was purchased used and was not fitted with a guard. The claimant pursued a workers compensation claim and a third party action against Lippert and other defendants, including the manufacturer and the vendor of the subject machine. The third party suit involved allegations of willful and wanton actions and sought compensatory and punitive damages. At trial, the jury found in favor of plaintiff for compensatory and punitive damages.

The judgment was comprised of compensatory damages of $464,000, most of which had been previously paid or accrued by Lippert, and punitive damages of $4 million. Counsel for Lippert advised the Company that, under California law, the award for punitive damages would most likely be reduced to not in excess of four times the compensatory damages, or a maximum of $1.9 million. Accordingly, at December 31, 2004, the Company recorded a charge of $1.9 million ($945,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. On March 17, 2005, the trial court denied Lippert’s motion to reduce the punitive damage award. Accordingly, in the first quarter of 2005, the Company recorded a charge of $2.1 million ($1,050,000 after taxes and the direct impact on incentive compensation) related to the punitive damages awarded in this case. The Company filed an appeal from the judgment, and prior to the resolution of the appeal, the parties agreed to settle this litigation for approximately $2.8 million. As such, during calendar 2005 the Company recorded a net charge of $1.0 million ($500,000 after taxes and the direct impact on incentive compensation). On February 22, 2006, the parties completed the settlement.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01), and in order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert. The Seller of the RV has asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert.

This action involves a claim for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Neither plaintiffs nor any of the other five defendants filed claims against Lippert. Lippert’s counsel advised that, based on the current theories of plaintiff’s expert, Lippert did not commit any act or omission that contributed to or caused the accident; however, there could be no assurance that plaintiff’s or another defendant’s theories would not in the future focus on an alleged act or omission by Lippert. Plaintiffs seek compensatory damages from the named defendants in excess of $130 million, and each of the five plaintiffs seeks $25 million in exemplary damages from each named defendant. Lippert maintains product liability insurance but certain of such insurance may not cover exemplary damages. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert.

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

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2006, would not be material to the Company’s financial position or annual results of operations.

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

May 10, 2006