Form 10-Q
period 2006-06-30
DREW INDUSTRIES INC
filed 2006-08-09
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-13646

______________

DREW INDUSTRIES INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3250533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 Mamaroneck Avenue,
White Plains, NY 10601

(Address of Principal Executive Offices) (Zip Code)

(914) 428-9098

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

______________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,530,236 shares of common stock as of July 31, 2006.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
(Unaudited)

Page

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Statements of Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Condensed Consolidated Statement of Stockholders’ Equity	4

Notes to Condensed Consolidated Financial Statements	5-13

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-25

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	26

Item 4 – Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	28

Item 4 – Submission of Matters to a Vote of Security Holders	28

Item 6 – Exhibits	29

Signatures	30

Exhibit 31.1 – Section 302 CEO Certification

Exhibit 31.2 – Section 302 CFO Certification

Exhibit 32.1 – Section 906 CEO Certification

Exhibit 32.2 – Section 906 CFO Certification

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net sales	$410,437	$317,569	$201,976	$163,023
Cost of sales	322,131	246,750	157,371	125,222
Gross profit	88,306	70,819	44,605	37,801
Selling, general and administrative expenses	53,471	45,277	26,898	22,671
Other income	574	31	—	—
Operating profit	35,409	25,573	17,707	15,130
Interest expense, net	2,134	1,999	1,015	1,055
Income before income taxes	33,275	23,574	16,692	14,075
Provision for income taxes	12,839	9,097	6,461	5,414
Net income	$20,436	$14,477	$10,231	$8,661
Net income per common share:
Basic	$0.95	$0.70	$0.47	$0.41
Diluted	$0.93	$0.68	$0.47	$0.40
Weighted average common shares outstanding:
Basic	21,579	20,806	21,591	20,886
Diluted	21,896	21,392	21,894	21,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31, 2005
	2006	2005
	(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$5,345	$7,019	$5,085
Accounts receivable, trade, less allowances	40,485	46,563	33,583
Inventories	109,528	72,273	100,617
Prepaid expenses and other current assets	9,666	10,280	11,812
Total current assets	165,024	136,135	151,097

Fixed assets, net	128,412	106,675	116,828
Goodwill	34,804	23,439	22,118
Other intangible assets	26,412	10,134	10,652
Other assets	5,716	7,755	6,733
Total assets	$360,368	$284,138	$307,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$9,852	$11,460	$11,140
Accounts payable, trade	29,356	24,131	26,404
Accrued expenses and other current liabilities	38,895	35,764	37,407
Total current liabilities	78,103	71,355	74,951

Long-term indebtedness	89,121	69,170	62,093
Other long-term liabilities	2,481	1,984	2,675
Total liabilities	169,705	142,509	139,719

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 23,679,561 shares at June 2006; 23,151,333 shares at June 2005 and 23,625,793 at December 2005	237	231	236
Paid-in capital	50,080	40,835	47,655
Retained earnings	159,451	119,890	139,015
Accumulated other comprehensive income	362	140	270
	210,130	161,096	187,716
Treasury stock, at cost – 2,149,325 shares	(19,467)	(19,467)	(19,467)
Total stockholders’ equity	190,663	141,629	167,709
Total liabilities and stockholders’ equity	$360,368	$284,138	$307,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$20,436	$14,477
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,310	5,451
Deferred taxes	1,050	(1,018)
(Gain)/loss on disposal of fixed assets	(289)	104
Stock-based compensation expense	1,701	779
Changes in assets and liabilities:
Accounts receivable, net	(5,385)	(20,464)
Inventories	(6,233)	987
Prepaid expenses and other assets	1,636	1,233
Accounts payable, accrued expenses and other liabilities	2,366	16,722
Net cash flows provided by operating activities	22,592	18,271

Cash flows from investing activities:
Capital expenditures	(16,391)	(9,605)
Acquisition of businesses	(32,977)	(17,793)
Proceeds from sales of fixed assets	1,349	643
Other investments	(2)	(51)
Net cash flows used for investing activities	(48,021)	(26,806)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	128,620	121,925
Repayments under line of credit and other borrowings	(103,612)	(112,719)
Exercise of stock options	725	4,248
Other	(44)	(324)
Net cash flows provided by financing activities	25,689	13,130

Net increase in cash	260	4,595

Cash and cash equivalents at beginning of period	5,085	2,424
Cash and cash equivalents at end of period	$5,345	$7,019

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$1,965	$2,030
Income taxes, net of refunds	$10,426	$6,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except shares)

Balance – December 31, 2005	$236	$47,655	$139,015	$270	$(19,467)	$167,709
Net income for the six months ended June 30, 2006			20,436			20,436
Unrealized gain on interest rate swaps, net of taxes				92		92
Comprehensive income						20,528
Issuance of 42,900 shares of common stock pursuant to stock options exercised	1	411				412
Income tax benefit relating to issuance of common stock pursuant to stock options exercised		313				313
Stock-based compensation expense		1,701				1,701
Balance – June 30, 2006	$237	$50,080	$159,451	$362	$(19,467)	$190,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2 — Segment Reporting

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The RV segment, which accounted for 70 percent and 68 percent of consolidated net sales for the six month periods ended June 30, 2006 and 2005, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps, bed lifts and thermo-formed bath products for RVs. Approximately 90 percent of the Company’s RV segment sales are used in travel trailers and fifth wheel RVs. The balance represents chassis and axles for specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, as well as components for motorhomes.

The MH segment, which accounted for 30 percent and 32 percent of consolidated net sales for the six month periods ended June 30, 2006 and 2005, respectively, manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath and kitchen products.

Other than sales of specialty trailers, which aggregated approximately $15 million and $17 million in the first six months of 2006 and 2005, respectively, and $33 million in all of 2005, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

Decisions concerning the allocation of the Company’s resources are made by the Company’s key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income before interest, amortization of intangibles and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is considered a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2005 Annual Report on Form 10-K.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 — Segment Reporting – (continued)

Information relating to segments follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Net sales:
RV segment	$289,317	$216,195	$139,901	$110,690
MH segment	121,120	101,374	62,075	52,333
Total	$410,437	$317,569	$201,976	$163,023
Operating profit:
RV segment	$27,359	$19,897	$13,815	$10,968
MH segment	12,306	9,472	6,385	6,137
Total segment operating profit	39,665	29,369	20,200	17,105
Amortization of intangibles	(937)	(645)	(507)	(360)
Corporate and other	(3,893)	(3,182)	(1,986)	(1,615)
Other income	574	31	—	—
Operating profit	$35,409	$25,573	$17,707	$15,130

The Company now considers certain intersegment operations, previously reported as part of the MH segment, to be part of the RV segment, and therefore the segment disclosures from 2005 and the first quarter of 2006 have been reclassified to conform to the presentation going forward, as follows (in thousands):

	Three Months Ended				Year Ended December 31, 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Net sales:
RV Segment	$105,505	$110,690	$113,691	$117,776	$447,662
MH Segment	49,041	52,333	57,100	63,011	221,485
Total	$154,546	$163,023	$170,791	$180,787	$669,147
Operating profit:
RV Segment	$8,929	$10,968	$12,739	$10,508	$43,144
MH Segment	3,335	6,137	5,720	7,374	22,566
Total segment operating profit	12,264	17,105	18,459	17,882	65,710
Amortization of intangibles	(285)	(360)	(390)	(392)	(1,427)
Corporate and other	(1,567)	(1,615)	(1,678)	(1,825)	(6,685)
Other income	31	—	100	—	131
Operating profit	$10,443	$15,130	$16,491	$15,665	$57,729

Three Months Ended March 31, 2006

Net sales:
RV Segment	$149,416
MH Segment	59,045
Total	$208,461
Operating profit:
RV Segment	$13,544
MH Segment	5,921
Total segment operating profit	19,465
Amortization of intangibles	(430)
Corporate and other	(1,907)
Other income	574
Operating profit	$17,702

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 — Acquisitions

On June 12, 2006, Lippert acquired certain assets and the business of Kaysville, Utah-based Happijac Company, a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to our acquisition. The purchase price of $30.3 million was financed through the issuance of $15 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings pursuant to the Company’s line of credit, and the assumption of $0.7 million of equipment loans. In July 2006, the Company made a final payment of $0.7 million to Happijac for working capital increases as of the closing date. Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$3,892
Patents	9,600
Other identifiable intangible assets	6,000
Goodwill	10,769
Total consideration	30,261
Less: Debt assumed	(732)
Total cash consideration	$29,529

On March 10, 2006, Lippert acquired certain assets and the business of California-based SteelCo., Inc. SteelCo. manufactures chassis and components for RVs and manufactured housing, and had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.2 million which was funded with borrowings pursuant to the Company’s line of credit. The Company has integrated SteelCo.’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo. terminated litigation pending between them. Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$727
Identifiable intangible assets	1,520
Goodwill	1,917
Total cash consideration	$4,164

4 — Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution. Inventories consist of the following (in thousands):

	June 30,		December 31,
	2006	2005	2005

Finished goods	$16,075	$12,339	$16,140
Work in process	5,831	2,512	3,256
Raw material	87,622	57,422	81,221
Total	$109,528	$72,273	$100,617

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5 — Long-term Indebtedness

Long-term indebtedness consists of the following (dollars in thousands):

	June 30,		December 31, 2005
	2006	2005

Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29, with interest payable quarterly at the rate of 5.01% per annum, final payment to be made on April 29, 2010	$16,000	$20,000	$18,000
Senior Promissory Notes payable at the rate of $536 per quarter on the last business day of March, June, September, and December with interest payable at the rate of LIBOR plus 1.65% per annum, final payment to be made on June 28, 2013	15,000	—	—
Notes payable pursuant to a Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $70,000 at June 30, 2006, and $60,000 at June 30, 2005 and December 31, 2005; interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance	49,000	34,650	31,425
Industrial Revenue Bonds, interest rates at June 30, 2006 of 4.68% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	8,756	10,063	9,416
Other loans primarily secured by certain real estate and equipment, due 2009 to 2011, with fixed interest rates of 5.18% to 7.75%	7,361	12,326	11,054
Other loans primarily secured by certain real estate and equipment, due 2006 to 2016, with variable interest rates of 6.25% to 8.25%	2,856	3,591	3,338
	98,973	80,630	73,233
Less current portion	9,852	11,460	11,140
Total long-term indebtedness	$89,121	$69,170	$62,093

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At June 30, 2006, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the Credit Agreement are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. As of June 30, 2006 the Company had borrowed $35 million under the shelf loan facility, of which $31 million was outstanding at June 30, 2006. Availability under the Company’s shelf-loan facility was $25 million at June 30, 2006.

On June 13, 2006, the Company issued $15 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of seven years, at a variable interest rate equal to the 3 month LIBOR plus 1.65 percent per annum, payable at the rate of $536,000 plus interest on the last business day of every March, June, September and December, beginning September 29, 2006. These funds were used for the acquisition of Happijac as further described in Footnote 3.

In addition, on June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 5.3875 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $536,000 on each quarterly reset date beginning September 29, 2006. The fair value of the swap was zero at inception. The Company has designated this swap as an effective cash flow hedge of certain Senior Promissory Notes. The fair value of this swap at June 30, 2006 was $62,000.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5 — Long-term Indebtedness – (continued)

On March 10, 2006, the maximum borrowings under the Company’s line of credit were increased by $10 million to $70 million in connection with the acquisition of SteelCo., Inc. and to meet increased working capital needs due to the increase in sales. The maximum borrowings under the Credit Agreement can be increased by an additional $20 million, upon approval of the lenders.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 3.3525 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1 million on each quarterly reset date beginning February 15, 2005. At June 30, 2006, the notional amount was $14 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the credit agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. At June 30, 2006 the fair value of the interest rate swap was $528,000.

6 — Weighted Average Common Shares Outstanding

Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding – diluted is calculated as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding – basic	21,579	20,806	21,591	20,886
Assumed issuance of common stock pertaining to stock options	317	586	303	574
Weighted average common shares outstanding – diluted	21,896	21,392	21,894	21,460

7 — Stock Options

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

The exercise price for stock options granted under the 2002 Equity Plan must be at least equal to 100 percent of the fair market value of the shares subject to such stock option on the date of grant. The exercise price may be paid in cash or in shares of Drew Common Stock held for a minimum of six months. Stock options granted under the 2002 Equity Plan must be approved by, and become exercisable in annual installments as determined by, the Committee.

In 2002, the Company adopted the fair value method of accounting for stock options as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company was utilizing the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7 — Stock Options – (continued)

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method which was adopted voluntarily by the Company in 2002.

The Company elected to expense all stock options granted after January 1, 2002. Such options are being expensed on a straight line basis over the stock option vesting period, based on fair value, determined using the Black-Scholes option-pricing method, at the date the stock options were granted. This resulted in charges to operations of $1,162,000 and $488,000 for the six months ended June 30, 2006 and 2005, respectively, and $581,000 and $234,000 for the three months ended June 30, 2006 and 2005, respectively. The application of the transition rules of SFAS 123R requires the expensing of the unvested portion of stock options granted in 2001, which resulted in a reduction in the Company’s net income of $34,000 and $17,000 for the six and three month periods ended June 30, 2006, respectively.

The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in the six and three month periods ended June 30, 2005 (in thousands, except per share amounts):

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005

Net income as reported	$14,477	$8,661
Add: Stock-based employee compensation expense related to stock options included in reported net income, net of related tax effects	299	143
Deduct: Total stock-based employee compensation expense related to stock options determined under fair value method for all awards, net of related tax effects	(335)	(161)
Pro forma net income	$14,441	$8,643
Net income per common share:
Basic – as reported	$0.70	$0.41
Basic – pro forma	$0.69	$0.41
Diluted – as reported	$0.68	$0.40
Diluted – pro forma	$0.68	$0.40

Transactions in stock options under the 2002 Equity Plan during the six month period ended June 30, 2006 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	1,578,460	$17.78
Exercised	(42,900)	$9.58
Forfeited	(10,000)	$10.80
Outstanding at June 30, 2006	1,525,560	$18.06	3.9	$21,876
Exercisable at June 30, 2006	379,360	$10.13	2.7	$8,449

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7 — Stock Options – (continued)

The number of shares available for awards under the 2002 Equity Plan was 876,382 at June 30, 2006. At the Annual Meeting of Stockholders held in May 2006, Stockholders approved an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 600,000 shares.

The total intrinsic value of stock options exercised during the six months ended June 2006 and 2005 was $1.0 million and $5.3 million, respectively and for the three months ended June 30, 2006 and 2005 was $0.1 million and $4.1 million, respectively. As of June 30, 2006, there was $6.5 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted average remaining period of 3.9 years. Historically, upon exercise of stock options, new shares have been issued.

The Company received cash of $412,000 and $2,279,000 for the six months ended June 30, 2006 and 2005, respectively, and $30,000 and $1,740,000 for the three months ended June 30, 2006 and 2005, respectively, upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $313,000 and $1,969,000 for the six months ended June 30, 2006 and 2005, respectively, and $33,000 and $1,521,000 for the three months ended June 30, 2006 and 2005, respectively.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123R. The Company is currently evaluating its available transition alternatives, and will make its one-time election prior to January 1, 2007. The Company’s election is not expected to have a significant impact on its results of operations.

8 — Commitments and Contingencies

Litigation

On August 6, 2004, Keystone RV Company, Inc. (“Keystone”) filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone. The Seller of the RV has asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert. In order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert.

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

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999-2005, equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Commitments and Contingencies – (continued)

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights.

On March 8, 2006 Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. Al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. Zieman has submitted this matter to its liability insurer. Zieman was recently informed that it will be dismissed from the case, but there is no assurance of such dismissal at this time.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2006, would not be material to the Company’s financial position or annual results of operations.

Income Taxes

The Company periodically undergoes examinations by the IRS, as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No. 5, Accounting for Contingencies”, the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and positions that it may be able to sustain, or that it may be willing to concede as part of a settlement. The Company expects that the ultimate resolution of income tax related matters will not be material to the Company’s financial position or annual results of operations.

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. Under the sale-leaseback, the facility, with a net book value of approximately $2.7 million, was sold for approximately $5.7 million and leased back under a 14 month operating lease at $15,000 per month. In connection with the sale, the Company received approximately $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum. The mortgage is due and payable in September 2007, and is secured only by the facility sold. The gain on this transaction, approximately $2.8 million, was deferred, and will be recognized upon the payment of the mortgage. The Company intends to combine the operations previously conducted at this facility with its other West Coast operations.

9 — Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2006 and 2005, the Company received payments aggregating approximately $675,000 and $650,000, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. In July 2006, the Company received $72,000, representing the semi-annual interest payment. The balance of the note is $2.4 million at June 30, 2006, which is fully reserved.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9 — Other Income – (continued)

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

10 — New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”) each have operations in both the RV and MH segments. At June 30, 2006, the Company’s subsidiaries operated 47 plants in the United States and one in Canada.

The RV segment accounted for 70 percent of consolidated net sales for the six months ended June 30, 2006 and 67 percent of the annual consolidated net sales for calendar 2005. The RV segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units and electric stabilizer jacks. The Company has also recently introduced leveling devices, axles, steps, bed lifts and thermo-formed bath products for RVs. Approximately 90 percent of the Company’s RV segment sales are used in travel trailers and fifth wheel RVs. The balance represents chassis and axles for specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, as well as components for motorhomes. Travel trailers and fifth wheel RVs accounted for 76 percent of all RVs shipped by the industry in the first six months of 2006, an increase from the 71 percent in 2005, and up from 61 percent in 2001. The Company continues expanding its market share for products used in motorhomes, including slide-out mechanisms and leveling devices, as well as the recently introduced motorhome window. The RV segment also manufactures specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles.

The MH segment, which accounted for 30 percent of consolidated net sales for the first six months of 2006 and 33 percent of the annual consolidated net sales for calendar 2005, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath and kitchen products.

Other than sales of specialty trailers, which aggregated approximately $15 million and $17 million in the first six months of 2006 and 2005, respectively, and $33 million in all of 2005, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

Background

Recreational Vehicle Industry

According to the Recreational Vehicle Industrial Association (“RVIA”) industry shipments of travel trailers and fifth wheel RVs increased 11 percent in 2005 to 281,400 units, which included the replacement by RV dealers of a portion of the 20,000 to 35,000 travel trailers purchased by the Federal Emergency Management Agency (“FEMA”), primarily from dealers, in connection with the Gulf Coast hurricanes in August and October 2005. Hurricane-related demand for RVs is not expected to recur in the last four months of 2006.

According to the RVIA, during 2005 FEMA also purchased approximately 38,900 emergency living units (“ELUs”) from RV manufacturers, which are not classified as RVs by the RVIA. During the first four months of 2006 FEMA purchased an additional 31,400 ELUs from RV manufacturers. It is not anticipated that FEMA will purchase a significant amount of ELUs during the balance of 2006. The ELUs ordered by FEMA included fewer features and amenities, such as slide-out mechanisms, than the travel trailers typically produced by the industry. As a result, the Company’s average content for the ELUs purchased by FEMA was less than the Company’s average content in typical travel trailers. It is expected that many of the ELUs purchased by FEMA will not be resold to traditional RV consumers.

The RVIA reported a 14 percent increase in industry wholesale shipments of RVs, to 114,100 RVs in the second quarter of 2006 from 100,500 in the second quarter of 2005. Industry wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 22 percent in the second quarter of 2006, while industry wholesale shipments of motorhomes declined 11 percent in the same period. The industry wholesale shipments of RVs for the first half of 2006 increased 14 percent, from 196,800 RVs in 2005 to 225,000 RVs in

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

2006. Industry wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary market, increased 22 percent in the first half of 2006, while industry wholesale shipments of motorhomes declined 12 percent in the same period. The increase in industry wholesale shipments of travel trailers in the first half of 2006 was in part due to restocking by dealers whose inventories had been depleted by purchases by the FEMA after the Gulf Coast hurricanes during 2005.

According to industry reports, in January through May 2006 retail shipments of travel trailers and fifth wheel RVs, the Company’s primary RV market, rose less than 2 percent, while retail shipments of motorhomes declined over 13 percent in the same period. The imbalance between wholesale and retail sales is partially explained by the fact that Canadian retail sales are not included in the retail sales statistics provided by industry reports, while Canadian sales are included in the wholesale shipment data provided by the RVIA. Because of the strong Canadian dollar, industry reports are that wholesale shipments to, and retail sales of, RVs in Canada have been very strong. The gap between wholesale and retail may in part also be due to increasing dealer inventories, although some dealer surveys do not bear this out. Some industry analysts believe that rising gasoline prices and higher interest rates may adversely impact retail purchases of RVs over the balance of 2006.

In the long-term, increasing industry RV sales are expected to continue to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to U.S. Census Bureau projections in March 2004, there will be in excess of 20 million more people over the age of 50 by 2014. Industry growth also appears to continue to be bolstered by a preference for domestic vacations, rather than foreign travel. In recent years, the RVIA has employed an advertising campaign to attract customers in the 30 to 54 age group, and the number of RV’s owned by those 35 to 54 has grown faster than all other age groups. Further, the popularity of NASCAR and college sporting events also appears to be a motivation for consumers to purchase RVs.

Manufactured Housing Industry

Industry production declined approximately 65 percent since 1998, to 131,000 homes in 2004 as a result of
(i) limited credit availability for typical purchasers of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land), and (iii) unusually high repossessions of manufactured homes.

During 2005, industry production increased approximately 12 percent, to nearly 147,000 homes, from the 131,000 homes produced in 2004, including an estimated 20,000 homes purchased by FEMA to provide emergency housing for hurricane victims during the later part of 2005. Due to demand by FEMA during the later part of 2005, there was a significant shift in production toward smaller, single-section manufactured homes in which the Company has substantially less product content per home than in multi-section homes. While the purchases by FEMA are not expected to recur in the last four months of 2006, industry analysts anticipate sales of manufactured homes could improve in late 2006 and possibly into 2007, as the permanent rebuilding of hurricane-stricken areas creates demand for manufactured homes, including the larger multi-section homes.

The Manufactured Housing Institute (“MHI”) reported that for the second quarter of 2006, industry wholesale shipments of manufactured homes declined 5 percent from the comparable period of 2005, after increasing 9 percent in the first quarter of 2006. For the six months ended June 30, 2006, industry wholesale shipments were up 1 percent from the comparable period of 2005. The industry wholesale shipments of manufactured homes for the first six months of 2006 included a 22 percent increase in shipments of the smaller, single-section homes, offset by a 5 percent decline in shipments of the larger, multi-section homes. The increase in industry wholesale shipments of manufactured homes during the first quarter of 2006 was in part due to restocking by dealers whose inventories of smaller homes had been depleted by purchases by FEMA after the Gulf Coast hurricanes during 2005.

In the last few years, several underlying factors impacting the manufactured housing industry have improved, including the levels of repossessions, dealer inventory levels and credit availability. The Company believes that long-term prospects for manufactured housing are positive because of favorable demographic trends, and because manufactured homes provide quality, affordable housing.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Raw Material Prices

The prices the Company pays for steel, which represents about 50 percent of the Company’s raw material costs, and other key raw materials have been volatile since the beginning of 2004. During the first six months of 2006 the Company received further cost increases from it’s suppliers of key raw materials. To offset the impact of higher raw material costs, the Company implemented sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through the second quarter of 2006 were passed on to customers. These sales price increases implemented in response to rising raw material costs covered cost increases, but included little, if any, profit. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel.

The Company was also notified by certain of its suppliers of raw materials, including steel, of cost increases which are scheduled to go into effect during the third quarter of 2006. The Company continues to evaluate and implement sales price increases with customers where needed to offset the affect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that cost increases during the third quarter of 2006 or thereafter can be passed on to customers in the form of sales price increases.

Results of Operations

Net sales and operating profit are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Net sales:
RV segment	$289,317	$216,195	$139,901	$110,690
MH segment	121,120	101,374	62,075	52,333
Total	$410,437	$317,569	$201,976	$163,023
Operating profit:
RV segment	$27,359	$19,897	$13,815	$10,968
MH segment	12,306	9,472	6,385	6,137
Total segment operating profit	39,665	29,369	20,200	17,105
Amortization of intangibles	(937)	(645)	(507)	(360)
Corporate and other	(3,893)	(3,182)	(1,986)	(1,615)
Other income	574	31	—	—
Operating profit	$35,409	$25,573	$17,707	$15,130

The Company now considers certain intersegment operations, previously reported as part of the MH segment, to be part of the RV segment, and therefore the segment disclosures from 2005 and the first quarter of 2006 have been reclassified to conform to the presentation going forward.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Consolidated Highlights

•

Net sales for the second quarter of 2006 increased $39 million (24 percent) from the second quarter of 2005. The increase in net sales in 2006 consisted of organic growth of about $28-$30 million (17-18 percent), sales price increases of $4-$6 million and sales growth of about $5 million due to acquisitions.

•

Net income for the second quarter of 2006 increased 18 percent from the second quarter of 2005. Net income did not increase in proportion to net sales for several reasons, including:

•

Raw material cost increases were passed on to customers largely without profit margin.

•

Lower margins on some of the new products introduced by the Company due to competitive pressures, as well as higher production costs as new products are introduced.

•

Increased losses related to the specialty trailer operation in Indiana. The Company is winding down the specialty trailer operations in Indiana, and expects these losses to decline significantly.

These factors were partially offset by:

•

The favorable impact on the second quarter of 2006 of spreading fixed costs over a larger sales base.

•

A decrease in the provision for bad debts in the second quarter of 2006 compared to the second quarter of 2005. In 2005, the Company implemented new procedures to help improve collections of accounts receivable.

•

The new window factory in Arizona, opened in 2005, achieved an operating profit in 2006, compared to an operating loss in 2005.

•

On June 12, 2006, Lippert acquired certain assets and the business of Kaysville, Utah-based Happijac Company, a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to our acquisition. The purchase price of $30.3 million was financed through the issuance of $15 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings pursuant to the Company’s line of credit, and the assumption of $0.7 million of equipment loans.

•

During the last two years, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps for towable RVs, and bed lifts, thermo-formed bath products and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products is approximately $700 million, and in the second quarter of 2006, the Company’s sales of these products were running at an annualized rate of approximately $100 million.

RV Segment – Second Quarter

Net sales of the RV segment in the second quarter of 2006 increased 26 percent, or $29 million, over the second quarter of 2005. Sales growth included (i) organic growth of approximately $24-$25 million, or 22-23 percent, compared to a 16 percent increase in industry-wide wholesale RV shipments, and a 22 percent increase in shipments of travel trailers and fifth wheel RVs, both excluding the 2,100 ELUs ordered by FEMA, (ii) sales price increases of approximately $1-$2 million, and (iii) the impact of acquisitions of approximately $3 million.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs for the preceding twelve months, divided by the wholesale shipments of RVs by the industry for the preceding twelve months, are as follows:

	June 30, 2006	June 30, 2005	December 31, 2005

Content per Travel Trailer and
Fifth Wheel RVs	$1,431	$1,375	$1,364
Content per Motorhomes	$280	$127	$241
Content per all RVs	$1,123	$993	$1,037

According to the RVIA, industry production for the preceding twelve months are as follows:

	June 30, 2006	June 30, 2005	December 31, 2005

Travel Trailer and Fifth Wheel RVs	312,600	261,400	281,400
Motorhomes	57,500	66,900	61,400
All RVs	412,600	370,600	384,400

Operating profit of the RV segment in the second quarter of 2006 increased 26 percent to $13.8 million due to the increase in net sales. The operating profit margin remained steady at 9.9 percent of net sales in both periods.

The operating profit margin in 2006 was favorably impacted by the spreading of fixed costs over a larger sales base and a lower provision for bad debts and health insurance costs, offset by an increase in losses at the Indiana specialty trailer operation. Second quarter losses at this specialty trailer operation were approximately $1.2 million ($1.0 million after the direct impact on incentive compensation) compared to losses of $0.7 million ($0.5 million after the direct impact on incentive compensation) in the second quarter of 2005. The Company is winding down the specialty trailer operations in Indiana, and expects these losses to decline significantly for the balance of 2006. Operations of the specialty trailer operation on the West Coast continue to be profitable.

During the last two years, the Company introduced several new products for the RV and specialty trailer markets. While operating profit margin has improved in recent quarters, the operating profit margin for new products are typically lower than for the Company’s more established products due to competitive pressures, as well as higher production costs as new products are introduced.

Selling, general and administrative expenses of this segment declined to 11.6 percent as a percent of net sales in the second quarter of 2006, from 11.8 percent in the second quarter of 2005. The decline is due to the spreading of fixed costs over a larger sales base and a decline in the provision for bad debts, partially offset by an increase in delivery costs and stock-based compensation expense due to the every other year stock option grant in November 2005.

RV Segment – Year to Date

Net sales of the RV segment in the first six months of 2006 increased 34 percent, or $73 million, over the first six months of 2005. Sales growth included (i) organic growth of approximately $53-$58 million, or 25-27 percent, compared to a 14 percent increase in industry-wide wholesale RV shipments, and a 22 percent increase in shipments of travel trailers and fifth wheel RVs, both excluding the 31,400 ELUs ordered by FEMA, (ii) sales price increases of approximately $2-$3 million, (iii) the impact of acquisitions of approximately $3 million, and (iv) sales of components for ELUs purchased by FEMA of approximately $10-$14 million. The Company’s average content for the RVs and ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Operating profit of the RV segment in the first six months of 2006 increased 38 percent to $27.4 million due to the increase in net sales, and an increase in the operating profit margin to 9.5 percent of net sales, compared to 9.2 percent of net sales in the first six months of 2005. Operating profit of this segment for 2005 included a charge of $0.5 million ($0.4 million net of the related reduction in incentive compensation), related to a settlement offer made by the Company in the action entitled SteelCo., vs. Lippert Components, Inc. et al. This legal action was settled in March 2006. Excluding the impact of these litigation costs, the operating profit margin of this segment would have been approximately 9.4 percent for the first six months of 2005.

The operating profit margin in the first six months of 2006 was favorably impacted by the spreading of fixed costs over a larger sales base and lower provision for bad debts and health insurance costs, partially offset by an increase in workers compensation costs. Operating profit of the RV segment in the first six months of 2006 was also reduced by (i) losses of approximately $1.9 million ($1.6 million after the direct impact on incentive compensation) related to the specialty trailer operation in Indiana, compared to losses of $1.0 million ($0.8 million after the direct impact on incentive compensation) in the first six months of 2005.

Selling, general and administrative expenses of this segment declined to 11.2 percent as a percent of net sales in the first six months of 2006, from 11.7 percent in the first six months of 2005 (11.5 percent excluding the impact of the litigation charge noted above). The decline is due to the spreading of fixed costs over a larger sales base and a decline in the provision for bad debts, offset by an increase in delivery costs and stock-based compensation expense due to the every other year stock option grant in November 2005.

MH Segment – Second Quarter

Net sales of the MH segment in the second quarter of 2006 increased 19 percent, or $10 million, over the second quarter of 2005. Excluding the impact of acquisitions (approximately $2 million) and sales price increases (approximately $3-$4 million), organic sales of the MH segment increased approximately $4-$5 million, or 6-8 percent, compared to a 5 percent decline in industry-wide production of manufactured homes.

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon net sales by the Company’s MH segment for the preceding 12 months, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the preceding twelve months, are as follows:

	June 30, 2006	June 30, 2005	December 31, 2005

Content per Homes Produced	$1,631	$1,520	$1,507
Content per Floors Produced	$981	$854	$896

According to the MHI, industry production for the preceding twelve months are as follows:

	June 30, 2006	June 30, 2005	December 31, 2005

Total Homes Produced	148,000	133,000	147,000
Total Floors Produced	246,000	236,000	247,000

Operating profit of the MH segment in the second quarter of 2006 increased 4 percent to $6.4 million due to the increase in net sales, offset by a decrease in the operating profit margin to 10.3 percent of net sales in the second quarter of 2006, compared to 11.7 percent of sales in the second quarter of 2005. The operating profit margin in the second quarter of 2005 was above the typical operating profit margins due to a temporary decline in the cost of certain raw materials.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The operating profit margin of the MH segment in the second quarter of 2006 was negatively impacted by increases in raw material costs, partially offset by increases in selling prices, the spreading of fixed costs over a larger sales base and lower provision for bad debts and warranty costs.

Selling, general and administrative expenses of this segment declined to 13.4 percent as a percent of net sales in the second quarter of 2006, from 14.6 percent in the second quarter of 2005. The decline is due to the spreading of fixed costs over a larger sales base, lower incentive compensation as a percent of sales, and a decline in the provision for bad debts, offset by an increase in stock-based compensation expense due to the every other year stock option grant in November 2005.

MH Segment – Year to Date

Net sales of the MH segment in the first six months of 2006 increased 19 percent, or $20 million, over the first six months of 2005. Excluding the impact of acquisitions (approximately $5 million) and sales price increases (approximately $6-$8 million), organic sales of the MH segment increased approximately $7-$9 million, or 7-9 percent, compared to a 1 percent increase in industry-wide production of manufactured homes. The industry growth in early 2006 was driven by purchases of single-section homes by dealers to replace homes purchased by FEMA in late 2005, in which the Company has substantially less product content per home than multi-section homes.

Operating profit of the MH segment in the first half of 2006 increased 30 percent to $12.3 million due to the increase in net sales and an increase in the operating profit margin to 10.2 percent of net sales in the first half of 2006, compared to 9.3 percent of sales in the first half of 2005. Operating profit of this segment for the first half of 2005 includes a charge of $2.1 million ($1.8 million net of the related reduction in incentive compensation), related to an adverse ruling in, and subsequent settlement of, the action entitled Marlon Harris vs. Lippert Components, Inc. In September 2005, an agreement was reached to settle this action, and payment was made in February 2006. Excluding the impact of these litigation costs, the operating profit margin of this segment would have been approximately 11.1 percent for the first half of 2005.

The operating profit margin of the MH segment in the first half of 2006 was negatively impacted by increases in raw material costs, and an increase in workers compensation costs, partially offset by sales price increases, the spreading of fixed costs over a larger sales base, and lower provision for bad debts, and warranty and health insurance costs.

Selling, general and administrative expenses of this segment declined to 13.7 percent as a percent of net sales in the first half of 2006, from 16.0 percent in the first half of 2005 (14.2 percent excluding the impact of the litigation charge noted above). The decline is due to the spreading of fixed costs over a larger sales base and a decline in the provision for bad debts, offset by an increase in stock-based compensation expense due to the every other year stock option grant in November 2005.

Corporate and Other

Corporate and other expenses for the first six months of 2006 increased $700,000 compared to the same period in 2005; for the 2006 second quarter, corporate and other expenses increased approximately $400,000. The increases for the six and three month periods in 2006 were due largely to (i) increases in staff costs partly due to the increased corporate governance requirements and compliance with Section 404 of Sarbanes-Oxley, (ii) an increase in stock based compensation expense due to the stock option grant in November 2005, and (iii) increased incentive compensation due to increased profits.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2006 and 2005, the Company received payments aggregating approximately $675,000 and $650,000, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. In July 2006, the Company received $72,000, representing the semi-annual interest payment. The balance of the note is $2.4 million at June 30, 2006, which is fully reserved.

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

Taxes

The effective tax rate for the first six months of 2006 was 38.6 percent, consistent with the first six months of 2005. The effective tax rate for the second quarter of 2006 was 38.7 percent as compared to 38.5 percent for the second quarter of 2005. The effective tax rate for the full year 2005 was 37.8 percent. The change in the effective tax rate for 2006 is due primarily to a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

The increase in interest expense, of approximately $100,000 for the first six months of 2006, was due to an increase in average debt levels during the first quarter of 2006, coupled with an increase in the average interest rate associated with the Company’s borrowings under its Credit Agreement. The interest expense for the second quarter of 2006 was approximately the same as in the same period in 2005, as the lower debt levels during the second quarter of 2006 offset the increase in the average interest rate associated with the Company’s borrowings under its Credit Agreement.

Liquidity and Capital Resources

The Statements of Cash Flows reflect the following (in thousands):

	Six Months Ended June 30,
	2006	2005

Net cash flows provided by operating activities	$22,592	$18,271
Net cash flows used for investment activities	$(48,021)	$(26,806)
Net cash flows provided by financing activities	$25,689	$13,130

Cash Flow from Operations

Net cash flows from operating activities increased approximately $4 million in the first six months of 2006 compared to the first six months of 2005. The major factors impacting cash flows from operating activities were:

a)

A $6 million increase in net income.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

b)

A $15 million smaller increase in accounts receivable during 2006, as compared to 2005. The increase in accounts receivable for both the first half of 2006 and 2005 was due largely to an increase in net sales. The smaller increase in accounts receivable during the first half of 2006 was due to a decline in the days sales outstanding to approximately 19 days, as compared to 21 days at December 31, 2005, and 25 days at June 30, 2005. The decrease in days sales outstanding was primarily due to the timing of collections.

c)

A $2 million increase in depreciation and amortization during 2006, as compared to 2005. The increase in depreciation in 2006 resulted from the significant capital expenditures made by the Company over the last several years, coupled with an increase in amortization as a result of the acquisitions of Venture Welding, Steelco and Happijac.

d)

An offset of $7 million due to a $6 million increase in inventories during 2006, compared to a decline of $1 million in 2005. The increase in inventory in 2006 resulted from (i) additional inventory requirements to meet increased sales volume, (ii) higher raw material costs, (iii) increased use of imported components which require a longer lead time, and (iv) the Company’s strategic buying of raw materials during the second quarter of 2006 in advance of announced price increases. The reduction in inventory in 2005 resulted from a concerted effort by management to reduce the number of days of inventory on hand at all locations, partially offset by additional inventory requirements to meet increased sales volume. On both June 30, 2006 and 2005, there was less than a two week supply of finished goods on hand.

e)

An offset of $14 million due to a smaller increase in accounts payable, accrued expenses and other current liabilities in 2006, compared to 2005. The smaller increase in 2006 was primarily due to (i) an increase in purchases of inventory during the fourth quarter of 2005 to meet FEMA demand which increased accounts payable levels at December 31, 2005, and (ii) the timing of payments, primarily due to increases in inventory levels earlier in the second quarter of 2006 so that related accounts payable had been paid by the end of the quarter. Trade payables are generally paid within the discount period.

Cash Flows from Investing Activities:

Cash flows used for investing activities of $48 million in the first six months of 2006 include approximately $29 million for the acquisition of Happijac, $4 million for the acquisition of Steelco and $16 million for capital expenditures. Capital expenditures and the acquisition were financed with borrowings under the Company’s Credit Agreement, Senior Promissory Notes and cash flow from operations. Capital expenditures for 2006 are anticipated to be approximately $26-$28 million and are expected to be funded by cash flows from operations.

Cash flows used for investing activities of $27 million in the first six months of 2005 include $18 million for the acquisition of Venture Welding. The balance of the cash flows used for investing activities consisted primarily of capital expenditures.

Cash Flows from Financing Activities

Cash flows provided by financing activities for 2006 include a net increase in debt of $25 million, and cash flows provided by the exercise of employee stock options of $1 million, which includes the related tax benefits. The increase in debt includes a net increase in the amount borrowed under the Company’s Credit Agreement of $18 million and new Senior Promissory Notes of $15 million, offset by debt payments of $8 million. The increase in borrowings under the Company’s Credit Agreement and Senior Promissory Notes was used primarily to fund the acquisitions of Steelco and Happijac. At June 30, 2006, the Company had $3 million of short-term investments due to the timing of maturities of certain loans under the Credit Agreement.

Cash flows provided by financing activities for the first six months of 2005 include a net increase in debt of $9 million, and $4 million received upon the exercise of employee stock options. The increase in debt was used primarily to fund the acquisition of Venture.

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

On March 10, 2006, the Company amended its agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”), increasing the maximum borrowings under the Credit Agreement from $60 million to $70 million. The Credit Agreement can be increased by an additional $20 million, upon approval of the Lenders. Interest on borrowings under the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at June 30, 2006) depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009.

Borrowings under the Company’s $70 million credit agreement at June 30, 2006 were $49 million. In addition, the Company had $3 million in outstanding letters of credit. Availability under the Company’s line of credit was $18 million at June 30, 2006. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of $60 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. As of June 30, 2006 the Company had borrowed $35 million under the shelf loan facility, of which $31 million was outstanding at June 30, 2006. Availability under the Company’s shelf-loan facility was $25 million at June 30, 2006.

On June 13, 2006, the Company issued $15 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of seven years, at a variable interest rate equal to the 3 month LIBOR plus 1.65 percent per annum, payable at the rate of $536,000 plus interest on the last business day of every March, June, September and December, beginning September 29, 2006. These funds were used for the acquisition of Happijac.

In addition, on June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 5.3875 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $536,000 on each quarterly reset date beginning September 29, 2006. The fair value of the swap was zero at inception. The Company has designated this swap as an effective cash flow hedge of certain Senior Promissory Notes. The fair value of this swap at June 30, 2006 was $62,000.

On June 30, 2006, the Company’s weighted average interest rate for all indebtedness was 5.9 percent.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

DREW INDUSTRIES INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company received notification in July 2006 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 96.6 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

Contingencies

Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

Inflation

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The prices the Company paid for key raw materials remained volatile during 2005. During the first six months of 2006, and continuing in the third quarter, the Company received further cost increases from it’s suppliers of key raw materials. The Company did not experience any significant increase in its labor costs in 2006 and 2005 related to inflation.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, segment allocations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, changes in zoning regulations for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, retention of significant customers, interest rates, oil and gasoline prices, the outcome of litigation, volume of orders related to hurricane damage and operating margins on such business, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of RVs and manufactured homes.

There have been no significant changes in the Risk Factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

DREW INDUSTRIES INCORPORATED

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with an initial notional amount of $20 million from which it will receive periodic payments at the 3 month LIBOR rate (5.17 percent at June 30, 2006 based upon the May 15, 2006 reset date), and make periodic payments at a fixed rate of 3.3525 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1 million on each reset date. At June 30, 2006, the notional amount was $14 million. The fair value of the swap was zero at inception. At June 30, 2006 the fair value of the interest rate swap was $528,000. The Company has designated this swap as a cash flow hedge of certain borrowings under the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 5.3875 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $536,000 on each quarterly reset date beginning September 29, 2006. The fair value of the swap was zero at inception. The Company has designated this swap as an effective cash flow hedge of certain Senior Promissory Notes. The fair value of this swap at June 30, 2006 was $62,000.

At June 30, 2006, the Company had $30.5 million of fixed rate debt plus $29 million outstanding under the two interest rate swaps. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2006, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $595,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

At June 30, 2006, the Company had $39.5 million of variable rate debt, excluding the $29 million outstanding under the two interest rate swaps. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2006, and outstanding borrowings of $39.5 million, future cash flows would be reduced by $395,000 per annum.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“The Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its system of internal controls over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

DREW INDUSTRIES INCORPORATED

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

b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and implemented certain functions of the new software. While to date there have been no significant changes in the Company’s internal controls related to the new computer software, the Company anticipates that certain additional functionalities of the new computer software will be implemented over the next 18 months to further strengthen the Company’s internal controls.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On August 6, 2004, Keystone RV Company, Inc. (“Keystone”) filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone. The Seller of the RV has asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert. In order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert.

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

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999-2005, equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights.

On March 8, 2006 Zieman was served with a Summons and Complaint in an action entitled Dora Garcia
et. Al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. Zieman has submitted this matter to its liability insurer. Zieman was recently informed that it will be dismissed from the case, but there is no assurance of such dismissal at this time.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2006, would not be material to the Company’s financial position or annual results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 2006. Of the 21,526,436 shares of common stock entitled to vote at such meeting, holders of at least 19,725,660 shares were present in person or by proxy. At the meeting, stockholders elected to the Board of Directors Leigh J. Abrams, Edward W. Rose III, David L. Webster, James F. Gero, L. Douglas Lippert, Frederick B. Hegi, Jr., David A. Reed and John B. Lowe, Jr., each with a term expiring in 2007. Votes cast for and votes withheld in the election of Directors were as follows:

	Vote For	Vote Withheld

Edward W. Rose III	19,262,001	463,660
Leigh J. Abrams	19,256,648	469,013
David L. Webster	19,256,900	468,761
L. Douglas Lippert	19,053,785	671,876
James F. Gero	19,320,090	405,571
Frederick B. Hegi, Jr.	19,408,419	317,242
David A. Reed	19,483,379	242,282
John B. Lowe, Jr.	19,483,645	242,016

There were no abstentions or broker non-votes. The stockholders also ratified the appointment of KPMG LLP as independent auditors for the Company for 2006. Voting for the resolution ratifying the appointment were 19,667,723 shares. Voting against were 49,829 shares. Abstaining were 8,109 shares. There were no broker non-votes.

The stockholders also ratified an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 600,000 shares. Voting for the resolution ratifying the amendment were 14,840,167 shares. Voting against were 2,208,157 shares. Abstaining were 2,208,342 shares. There were no broker non-votes.

Item 6. Exhibits

a) Exhibits as required by item 601 of Regulation S-K:

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

August 9, 2006