Form 10-Q
period 2006-09-30
DREW INDUSTRIES INC
filed 2006-11-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,600,536 shares of common stock as of October 31, 2006.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Page
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-17

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-31

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

Item 4 - CONTROLS AND PROCEDURES	33

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	34

Item 6 - EXHIBITS	35

SIGNATURES	36

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
(In thousands, except per share amounts)

Net sales	$591,180	$488,360	$180,743	$170,791
Cost of sales	464,956	378,895	142,825	132,145
Gross profit	126,224	109,465	37,918	38,646
Selling, general and administrative expenses	78,579	67,532	25,108	22,255
Other income	638	131	64	100
Operating profit	48,283	42,064	12,874	16,491
Interest expense, net	3,542	2,769	1,408	770
Income before income taxes	44,741	39,295	11,466	15,721
Provision for income taxes	17,368	15,031	4,529	5,934
Net income	$27,373	$24,264	$6,937	$9,787

Net income per common share:
Basic	$1.27	$1.16	$0.32	$0.46
Diluted	$1.25	$1.13	$0.32	$0.45

Weighted average common shares outstanding:
Basic	21,591	20,903	21,615	21,100
Diluted	21,860	21,471	21,786	21,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2006	2005	2005
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$2,003	$1,931	$5,085
Accounts receivable, trade, less allowances	35,444	47,148	33,583
Inventories	98,892	84,029	100,617
Prepaid expenses and other current assets	14,310	9,207	11,812

Total current assets	150,649	142,315	151,097

Fixed assets, net	127,932	109,609	116,828
Goodwill	34,406	22,015	22,118
Other intangible assets	25,679	11,275	10,652
Other assets	6,154	7,901	6,733
Total assets	$344,820	$293,115	$307,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$9,738	$11,376	$11,140
Accounts payable, trade	21,045	38,822	26,404
Accrued expenses and other current liabilities	43,152	37,405	37,407

Total current liabilities	73,935	87,603	74,951

Long-term indebtedness	69,534	50,438	62,093
Other long-term liabilities	2,328	2,103	2,675

Total liabilities	145,797	140,144	139,719

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 23,749,861 shares at September 2006; 23,248,333 shares at September 2005 and 23,625,793 at December 2005	238	232	236
Paid-in capital	51,746	42,284	47,655
Retained earnings	166,388	129,677	139,015
Accumulated other comprehensive income	118	245	270
	218,490	172,438	187,716
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)
Total stockholders’ equity	199,023	152,971	167,709

Total liabilities and stockholders’ equity	$344,820	$293,115	$307,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$27,373	$24,264
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	11,443	8,387
Deferred taxes	284	(518)
(Gain)/loss on disposal of fixed assets	(1,008)	215
Stock-based compensation expense	2,345	914
Changes in assets and liabilities:
Accounts receivable, net	(344)	(21,049)
Inventories	4,403	(10,769)
Prepaid expenses and other assets	(2,757)	1,844
Accounts payable, accrued expenses and other liabilities	(2,682)	32,760
Net cash flows provided by operating activities	39,057	36,048

Cash flows from investing activities:
Capital expenditures	(20,028)	(16,174)
Acquisition of businesses	(33,695)	(17,880)
Proceeds from sales of fixed assets	2,988	2,010
Other investments	(9)	(130)
Net cash flows used for investing activities	(50,744)	(32,174)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	163,870	142,800
Repayments under line of credit and other borrowings	(158,563)	(152,410)
Exercise of stock options	1,748	5,563
Other	1,550	(320)
Net cash flows provided by (used for) financing activities	8,605	(4,367)

Net decrease in cash	(3,082)	(493)

Cash and cash equivalents at beginning of period	5,085	2,424
Cash and cash equivalents at end of period	$2,003	$1,931

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$3,335	$3,104
Income taxes, net of refunds	$18,594	$11,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’Equity
(In thousands, except shares)

Balance - December 31, 2005	$236	$47,655	$139,015	$270	$(19,467)	$167,709
Net income for the nine months ended September 30, 2006			27,373			27,373
Unrealized loss on interest rate swaps, net of taxes				(152)		(152)
Comprehensive income						27,221
Issuance of 113,200 shares of common stock pursuant to stock options exercised	2	996				998
Income tax benefit relating to issuance of common stock pursuant to stock options exercised		750				750
Stock-based compensation expense		2,345				2,345

Balance - September 30, 2006	$238	$51,746	$166,388	$118	$(19,467)	$199,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (collectively “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles (“RVs”) and manufactured homes (“MHs”), and to a lesser extent manufactures specialty trailers. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2005 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.  Segment Reporting

The Company has two reportable operating segments, the recreational vehicle products segment (the "RV segment") and the manufactured housing products segment (the "MH segment"). The RV segment, which accounted for 70 percent and 68 percent of consolidated net sales for the nine month periods ended September 30, 2006 and 2005, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. During the last two years, the Company has also introduced leveling devices, axles, steps, bed lifts and thermo-formed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV segment sales are used in travel trailers and fifth wheel RVs. The balance represents the sale of specialty trailers and the related axles for hauling equipment, boats, personal watercraft and snowmobiles, as well as components for motorhomes.

The MH segment, which accounted for 30 percent and 32 percent of consolidated net sales for the nine month periods ended September 30, 2006 and 2005, respectively, manufactures a variety of products used in the construction of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath and kitchen products.

Other than sales of specialty trailers, which aggregated approximately $21 million and $25 million in the first nine months of 2006 and 2005, respectively, and $33 million in all of 2005, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information relating to segments follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net sales:
RV segment	$415,740	$329,886	$126,423	$113,691
MH segment	175,440	158,474	54,320	57,100
Total	$591,180	$488,360	$180,743	$170,791

Operating profit:
RV segment	$38,034	$32,636	$10,675	$12,739
MH segment	17,464	15,192	5,158	5,720
Total segment operating profit	55,498	47,828	15,833	18,459
Amortization of intangibles	(1,725)	(1,035)	(788)	(390)
Corporate and other	(6,128)	(4,860)	(2,235)	(1,678)
Other income	638	131	64	100
Operating profit	$48,283	$42,064	$12,874	$16,491

Effective with the second quarter of 2006, the Company considers certain intersegment operations, previously reported as part of the MH segment, to be part of the RV segment, and therefore the segment disclosures from 2005 and the first quarter of 2006 have been reclassified to conform to the presentation going forward, as follows (in thousands):

	Three Months Ended				Year Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
Net sales:
RV Segment	$105,505	$110,690	$113,691	$117,776	$447,662
MH Segment	49,041	52,333	57,100	63,011	221,485
Total	$154,546	$163,023	$170,791	$180,787	$669,147

Operating profit:
RV Segment	$8,929	$10,968	$12,739	$10,508	$43,144
MH Segment	3,335	6,137	5,720	7,374	22,566
Total segment operating profit	12,264	17,105	18,459	17,882	65,710
Amortization of intangibles	(285)	(360)	(390)	(392)	(1,427)
Corporate and other	(1,567)	(1,615)	(1,678)	(1,825)	(6,685)
Other income	31	-	100	-	131
Operating profit	$10,443	$15,130	$16,491	$15,665	$57,729

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended March 31, 2006
Net sales:
RV Segment	$149,416
MH Segment	59,045
Total	$208,461

Operating profit:
RV Segment	$13,544
MH Segment	5,921
Total segment operating profit	19,465
Amortization of intangibles	(430)
Corporate and other	(1,907)
Other income	574
Operating profit	$17,702

3.  Acquisitions

On June 12, 2006, Lippert acquired certain assets and the business of Kaysville, Utah-based Happijac Company, a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to the acquisition. The purchase price of $30.3 million was financed through the issuance of $15 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings pursuant to the Company’s line of credit, and the assumption of $0.7 million of equipment loans. Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$3,892
Patents	9,600
Other identifiable intangible assets	6,400
Goodwill	10,371
Total consideration	30,263
Less: Debt assumed	(732)
Total cash consideration	$29,531

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.  Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution. Inventories consist of the following (in thousands):

	September 30,		December 31,
	2006	2005	2005
Finished goods	$15,382	$13,380	$16,140
Work in process	4,457	3,094	3,256
Raw material	79,053	67,555	81,221
Total	$98,892	$84,029	$100,617

5. Long-term Indebtedness

Long-term indebtedness consists of the following (dollars in thousands):

	September 30,		December 31,
	2006	2005	2005
Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29,with interest payable quarterly at the rate of 5.01% per annum, final payment to be made on April 29, 2010	$15,000	$19,000	$18,000
Senior Promissory Notes payable at the rate of $536 per quarter on the last business day of March, June, September, and December with interest payable at the rate of LIBOR plus 1.65% per annum, final payment to be made on June 28, 2013	14,464	-	-
Notes payable pursuant to a Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $70,000 at September 30, 2006, and $60,000 at September 30, 2005 and December 31, 2005; interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance	31,750	17,875	31,425
Industrial Revenue Bonds, interest rates at September 30, 2006 of 4.68% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	8,418	9,741	9,416
Other loans primarily secured by certain real estate and equipment, due 2009 to 2011, with fixed interest rates of 5.18% to 6.63%	6,259	11,023	10,351
Other loans primarily secured by certain real estate and equipment, due 2011 to 2016, with variable interest rates of 7.00% to 8.50%	3,381	4,175	4,041
	79,272	61,814	73,233
Less current portion	9,738	11,376	11,140
Total long-term indebtedness	$69,534	$50,438	$62,093

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On September 30, 2006, the weighted average interest rate for the Company’s indebtedness was approximately 5.9 percent.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At September 30, 2006, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and loans pursuant to the Credit Agreement are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

On March 10, 2006, the maximum borrowings under the Company’s Credit Agreement were increased by $10 million to $70 million in connection with the acquisition of SteelCo., Inc. and to meet increased working capital needs due to the increase in sales. The maximum borrowings under the Credit Agreement can be increased by an additional $20 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) in the aggregate initial principal amount of $60 million, pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.

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

As of September 30, 2006 the Company had borrowed $35 million under the “shelf-loan” facility, of which $29 million was outstanding at September 30, 2006. Availability under the Company’s shelf-loan facility was $25 million at September 30, 2006.

In addition, on June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 5.3875 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $536,000 on each quarterly reset date beginning September 29, 2006. At September 30, 2006, the notional amount was $14.5 million. The fair value of the swap was zero at inception. The Company has designated this swap as an effective cash flow hedge of the Senior Promissory Notes issued on June 13, 2006. The fair value of this swap at September 30, 2006 was ($181,000).

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 3.3525 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1 million on each quarterly reset date beginning February 15, 2005. At September 30, 2006, the notional amount was $13 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the credit agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. At September 30, 2006 the fair value of the interest rate swap was $373,000.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Weighted Average Common Shares Outstanding

Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding - diluted is calculated as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding – basic	21,591	20,903	21,615	21,100
Assumed issuance of common stock pertaining to stock options	269	568	171	528
Weighted average common shares outstanding – diluted	21,860	21,471	21,786	21,628

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

The exercise price for stock options granted under the 2002 Equity Plan must be at least equal to 100 percent of the fair market value of the shares subject to such stock option on the date of grant. The exercise price may be paid in cash or in shares of Drew Common Stock which have been held for a minimum of six months. Stock options granted under the 2002 Equity Plan must be approved by, and become exercisable in annual installments as determined by, the Committee.

In 2002, the Company adopted the fair value method of accounting for stock options as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company was utilizing the prospective method under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method which was adopted voluntarily by the Company in 2002.

The Company elected to expense all stock options granted after January 1, 2002. Such options are being expensed on a straight line basis over the stock option vesting period, based on fair value, determined using the Black-Scholes option-pricing method, at the date the stock options were granted. This resulted in charges to operations of $1,743,000 and $710,000 for the nine months ended September 30, 2006 and 2005, respectively, and $581,000 and $222,000 for the three months ended September 30, 2006 and 2005, respectively. The application of the transition rules of SFAS 123R requires the expensing of the unvested portion of stock options granted in 2001, which resulted in a reduction in the Company’s net income of $51,000 and $17,000 for the nine and three month periods ended September 30, 2006, respectively.

The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in the nine and three month periods ended September 30, 2005 (in thousands, except per share amounts):
	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net income as reported	$24,264	$9,787
Add: Stock-based employee compensation expense related to stock options included in reported net income, net of related tax effects	436	136
Deduct: Total stock-based employee compensation expense related to stock options determined under fair value method for all awards, net of related tax effects	(489)	(154)
Pro forma net income	$24,211	$9,769
Net income per common share:
Basic - as reported	$1.16	$.46
Basic - pro forma	$1.16	$.46
Diluted - as reported	$1.13	$.45
Diluted - pro forma	$1.13	$.45

The Company has historically granted options to employees in November every other year, with the last grant in 2005, and to Directors every year in December.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Transactions in stock options under the 2002 Equity Plan during the nine month period ended September 30, 2006 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,578,460	$17.78
Exercised	(113,200)	$8.81
Forfeited	(33,600)	$16.43
Outstanding at September 30, 2006	1,431,660	$18.53	3.8	$11,550
Exercisable at September 30, 2006	314,060	$10.52	2.6	$4,633

The number of shares available for awards under the 2002 Equity Plan was 897,893 at September 30, 2006. At the Annual Meeting of Stockholders held in May 2006, Stockholders approved an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 600,000 shares.

The total intrinsic value of stock options exercised during the nine months ended September 2006 and 2005 was $2.2 million and $7.0 million, respectively and for the three months ended September 30, 2006 and 2005 was $1.3 million and $1.7 million, respectively. As of September 30, 2006, there was $5.9 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted average remaining period of 3.7 years. Historically, upon exercise of stock options, new shares have been issued, instead of treasury shares.

The Company received cash of $998,000 and $2,784,000 for the nine months ended September 30, 2006 and 2005, respectively, and $586,000 and $505,000 for the three months ended September 30, 2006 and 2005, respectively, upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $750,000 and $2,628,000 for the nine months ended September 30, 2006 and 2005, respectively, and $436,000 and $659,000 for the three months ended September 30, 2006 and 2005, respectively.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123R. The Company is currently evaluating its available transition alternatives, and will make its one-time election prior to January 1, 2007. The Company’s election is not expected to have a significant impact on its results of operations.

8.  Commitments and Contingencies

Litigation

On August 6, 2004, Keystone RV Company, Inc. (“Keystone”) filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone. The seller of the RV had asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert. In order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005, equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights.

On March 8, 2006 Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. Al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. The Court dismissed Zieman from this action on July 30, 2006.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2006, would not be material to the Company’s financial position or annual results of operations.

Income Taxes

The Company periodically undergoes examinations by the IRS, as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. During the third quarter of 2006, the IRS completed an audit of the Company’s 2003 federal tax return, and found no changes. In connection with a tax audit by the Indiana Department of Revenue, the Company received a letter of finding from them upholding their audit findings relating to calendar years 1998 to 2000. The initial examination report from the Indiana Department of Revenue asserted, in the aggregate, approximately $1.2 million of proposed tax adjustments for all three years collectively, including interest and penalties. The Company requested, and was granted a re-hearing with the Indiana Department of Revenue. The re-hearing took place in September 2006, and a response is expected in the latter part of November 2006. The Company believes that it has properly reported its income and paid its taxes in Indiana in accordance with applicable laws, and intends to contest the proposed adjustments vigorously. The Company has assessed its risks associated with the above matter, as well as all other tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it may be able to sustain, or that it may be willing to concede as part of a settlement. The Company expects that the ultimate resolution of income tax related matters will not have a material adverse affect on the Company’s consolidated balance sheet or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. Under the sale-leaseback, the facility, with a net book value of approximately $2.7 million, was sold for approximately $5.7 million and leased back under a 14 month operating lease at $15,000 per month. In connection with the sale, the Company received approximately $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage is due and payable in September 2007, and is secured only by the facility sold. The gain on this transaction, approximately $2.8 million after direct costs incurred on the transaction, was deferred, and will be recognized upon the payment of the mortgage. The Company intends to combine the operations previously conducted at this facility with its other West Coast operations.

9.  Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In the first nine months of 2006 and 2005, the Company received payments aggregating approximately $750,000 and $650,000, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $2.4 million at September 30, 2006, which is fully reserved.

Simultaneously with the sale, the Company entered into a conditional equipment lease and a license agreement with the buyer. In March 2005, the buyer and owner of the manufacturing process related to this intellectual property informed the Company that it could not perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment did not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $500,000, largely offsetting the 2005 gain on the collection of the note.

10. New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting this interpretation.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this standard.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV segment”) and the manufactured housing products segment (the “MH segment”). The Company’s operations are conducted through its operating subsidiaries. Its two primary operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”) each have operations in both the RV and MH segments. At September 30, 2006, the Company’s subsidiaries operated 46 plants in the United States and one in Canada.

The RV segment accounted for 70 percent of consolidated net sales for the nine months ended September 30, 2006 and 67 percent of the annual consolidated net sales for calendar 2005. The RV segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units and electric stabilizer jacks. During the last two years, the Company has also introduced leveling devices, axles, steps, bed lifts and thermo-formed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV segment sales are used in travel trailers and fifth wheel RVs. The balance represents the sale of specialty trailers and the related axles for hauling equipment, boats, personal watercraft and snowmobiles, as well as components for motorhomes.

Travel trailers and fifth wheel RVs accounted for 76 percent of all RVs shipped by the RV industry in the first nine months of 2006, an increase from the 71 percent in 2005, and up from 61 percent in 2001. The Company continues expanding its market share for products used in motorhomes, including slide-out mechanisms and leveling devices, as well as the recently introduced motorhome window.

The MH segment, which accounted for 30 percent of consolidated net sales for the first nine months of 2006 and 33 percent of the annual consolidated net sales for calendar 2005, manufactures a variety of products used in the construction of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermo-formed bath and kitchen products.

Other than sales of specialty trailers, which aggregated approximately $21 million and $25 million in the first nine months of 2006 and 2005, respectively, and $33 million in all of 2005, sales to industries other than manufacturers of RVs and manufactured homes are not significant. Intersegment sales are insignificant.

BACKGROUND

Recreational Vehicle Industry

Industry wholesale production of travel trailer and fifth wheel RVs, the Company’s primary RV market, increased 22 percent in the first six months of 2006. In contrast, retail sales of travel trailers and fifth wheel RVs were relatively flat in the first half of 2006. In the third quarter of 2006, wholesale production of these types of RVs declined by 4 percent, including a 19 percent decline in the month of September 2006 alone. Retail sales of these types of RVs were down 1.0 percent in July 2006 and 9.5 percent in August 2006, the most recent month this data is available.

The Company believes the difference between the growth of wholesale shipments of towable RVs and the flat retail sales in the first half of 2006 was partly due to dealer restocking of inventories in the early part of 2006, which were depleted because of sales of approximately 20,000 to 35,000 units to the Federal Emergency Management Agency (“FEMA”) related to the 2005 Gulf Coast hurricanes, as well as Canadian retail sales, which have been very strong during 2006. Canadian retail sales are not included in U.S. retail statistics, while wholesale shipments to Canada are included in wholesale statistics. It also appears that dealer inventories increased during this period, and that dealers therefore subsequently reduced their orders for new units, particularly in the latter part of the 2006 third quarter, in order to bring their inventories more in line with current sales rates.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Industry wholesale shipments for last September included an estimate of between 6,000 and 8,000 travel trailers related to the last year’s Gulf Coast hurricanes. Last September, FEMA also purchased 5,000 Emergency Living Units from RV manufacturers, which were not included in industry statistics. There was no hurricane related activity in the third quarter of 2006, and none is expected in the fourth quarter of 2006.

Industry wholesale shipments of motorhomes declined 12 percent in both the first nine months of 2006 and the third quarter of 2006, as compared to the comparable periods in 2005. According to industry reports, through August 2006 retail shipments of motorhomes declined over 13 percent.

According to the Recreational Vehicle Industrial Association (“RVIA”) industry wholesale shipments during the fourth quarter of 2005 included the replacement by RV dealers of a portion of the 20,000 to 35,000 travel trailers purchased by the FEMA, primarily from dealers, in connection with the Gulf Coast hurricanes in August and October 2005. In addition, during 2005 FEMA also purchased approximately 38,900 emergency living units (“ELUs”) from RV manufacturers, which are not classified as RVs by the RVIA. It is not anticipated that FEMA will purchase any travel trailers or ELUs during the balance of 2006. During the first four months of 2006 FEMA purchased an additional 31,400 ELUs from RV manufacturers.

The ELUs ordered by FEMA included fewer features and amenities, such as slide-out mechanisms, than the travel trailers typically produced by the industry. As a result, the Company’s average content for the ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers. It is expected that many of the ELUs purchased by FEMA will not be resold to traditional RV consumers.

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

Manufactured Housing Industry

Industry production declined approximately 65 percent since 1998, to 131,000 homes in 2004 as a result of (i) limited credit availability for typical purchasers of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land), and (iii) unusually high repossessions of manufactured homes. Industry production for 2004 included approximately 3,500 homes purchased by FEMA for hurricane related relief.

During 2005, industry production increased approximately 12 percent, to nearly 147,000 homes, from the 131,000 homes produced in 2004, including an estimated 20,000 homes purchased by FEMA to provide emergency housing for hurricane victims during the later part of 2005. Due to demand by FEMA during the later part of 2005, there was a significant shift in production toward smaller, single-section manufactured homes in which the Company has substantially less product content per home than in multi-section homes. The purchases by FEMA of MHs are not expected to recur in the balance of 2006. MH shipments are projected at approximately 125,000 homes for 2006. However, industry analysts anticipate that sales of manufactured homes could improve in late 2006 and possibly into 2007, as the permanent rebuilding of Gulf Coast hurricane-stricken areas creates demand for manufactured homes, including the larger multi-section homes.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Manufactured Housing Institute (“MHI”) reported that for the third quarter of 2006, industry wholesale shipments of manufactured homes declined 19 percent from the comparable period of 2005, while industry wholesale shipments had been up 1 percent for the six months ended June 30, 2006. Industry wholesale shipments of manufactured homes were down 30 percent for the month of September 2006 alone, as compared to prior year, partly driven by the FEMA demand in 2005. For the nine months ended September 30, 2006, industry wholesale shipments were down 6 percent from the comparable period of 2005. The relatively minor change in industry wholesale shipments of manufactured homes for the six months ended June 30, 2006 appears to be due to restocking during the first quarter of 2006 by dealers whose inventories of smaller homes had been depleted by purchases by FEMA after the Gulf Coast hurricanes during 2005. The industry wholesale shipments of manufactured homes for the first nine months of 2006 included a 5 percent increase in shipments of the smaller, single-section homes, offset by a 9 percent decline in shipments of the larger, multi-section homes. The Company’s average content for single-section homes is substantially less than the Company’s average content in multi-section homes.

The Company believes that long-term prospects for manufactured housing are positive because of favorable demographic trends, and because manufactured homes provide quality, affordable housing.

Raw Material Prices

The prices the Company pays for steel, which represents about 50 percent of the Company’s raw material costs, and other key raw materials have been volatile since the beginning of 2004. During the first nine months of 2006 the Company received further cost increases from its suppliers of key raw materials. To offset the impact of higher raw material costs, the Company has implemented sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through the third quarter of 2006 were passed on to customers. These sales price increases implemented in response to rising raw material costs covered cost increases, but included little, if any, profit. As a result, the Company’s material cost as a percent of sales has increased, particularly for products which are made primarily from steel.

The Company was also notified by certain of its suppliers of certain raw materials of cost increases which are scheduled to go into effect during the fourth quarter of 2006. The Company continues to evaluate and implement sales price increases with customers where needed to offset the affect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that cost increases during the fourth quarter of 2006 or thereafter can be passed on to customers in the form of sales price increases.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net sales:
RV segment	$415,740	$329,886	$126,423	$113,691
MH segment	175,440	158,474	54,320	57,100
Total	$591,180	$488,360	$180,743	$170,791

Operating profit:
RV segment	$38,034	$32,636	$10,675	$12,739
MH segment	17,464	15,192	5,158	5,720
Total segment operating profit	55,498	47,828	15,833	18,459
Amortization of intangibles	(1,725)	(1,035)	(788)	(390)
Corporate and other	(6,128)	(4,860)	(2,235)	(1,678)
Other income	638	131	64	100
Operating profit	$48,283	$42,064	$12,874	$16,491

Effective with the second quarter of 2006, the Company considers certain intersegment operations, previously reported as part of the MH segment, to be part of the RV segment, and therefore the segment disclosures from 2005 and the first quarter of 2006 have been reclassified to conform to the presentation going forward.

Consolidated Highlights

•
Net sales for the third quarter of 2006 increased $10 million (6 percent) from the third quarter of 2005. The increase in net sales in 2006 consisted of sales price increases of $11 to $13 million and sales of about $5 million due to acquisitions, while last year’s third quarter sales included $6 to $8 million of hurricane-related sales. The third quarter of 2006 includes no hurricane-related sales. Excluding the impact of acquisitions, sales price increases and last years hurricane-related sales, net sales this quarter were approximately the same as in the third quarter of 2005, despite declines in industry-wide production of RVs (10 percent) and manufactured homes (19 percent).

•	Net income for the third quarter of 2006 decreased 29 percent from the third quarter of 2005. Net income declined for several reasons, including:

•	Declines in wholesale shipments in the recreational vehicle and manufactured housing industries, the Company’s two primary markets.

•	Increased losses related to the specialty trailer operation in Indiana, which was closed during the third quarter of 2006.

•	An increase in interest and amortization expenses, primarily related to recent acquisitions.

•	An increase in stock based compensation expense.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
These factors were partially offset by:

•	Accretive results from Happijac, acquired in June 2006, which supplies bed-lifts to the growing toy hauler RV market.

•	The new window factory in Arizona, opened in 2005, achieved an operating profit in the 2006 third quarter, compared to a start-up loss in the 2005 third quarter.

•
During the last two years, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps for towable RVs, and bed lifts, thermo-formed bath and kitchen products, and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products is over $750 million, and in the third quarter of 2006, the Company’s sales of these products were running at an annualized rate of approximately $105 million.

RV Segment - Third Quarter

Net sales of the RV segment in the third quarter of 2006 increased 11 percent, or $13 million, over the third quarter of 2005. Last year’s third quarter RV sales included $5 to $7 million of hurricane-related sales, while the current quarter includes no hurricane-related sales. Sales growth, excluding the hurricane related sales from 2005, included (i) organic growth of approximately $5 to $7 million, or 4 to 6 percent, compared to a 10 percent decline in industry-wide wholesale RV shipments, and a 4 percent decrease in shipments of travel trailers and fifth wheel RVs, (ii) sales price increases of approximately $6 to $8 million, and (iii) the impact of acquisitions of approximately $5 million.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs for the preceding twelve months, divided by the wholesale shipments of RVs by the industry for the preceding twelve months, are as follows:

	September 30, 2006	September 30, 2005	December 31, 2005
Content per Travel Trailer and
Fifth Wheel RVs	$1,494	$1,390	$1,364

Content per Motorhomes	$292	$187	$241

Content per all RVs	$1,174	$1,028	$1,037

According to the RVIA, industry production for the preceding twelve months are as follows:

	September 30, 2006	September 30, 2005	December 31, 2005
Travel Trailer and Fifth
Wheel RVs	309,700	267,500	281,400

Motorhomes	55,700	64,600	61,400

All RVs	407,800	373,400	384,400

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the RV segment in the third quarter of 2006 declined 16 percent to $10.7 million due to a decrease in the operating profit margin to 8.4 percent of net sales in the third quarter of 2006, compared to 11.2 percent of net sales in the third quarter of 2005, partially offset by the increase in sales.

The operating profit margin in 2006 was negatively impacted by the sharp decline in industry shipments in September 2006, material cost increases which were passed on to customers generally without markup, losses incurred in the Company’s recently closed Indiana specialty trailer operation, and higher workers compensation and delivery costs, partially offset by the spreading of fixed costs over a larger sales base and lower overtime costs. Third quarter losses at the Indiana specialty trailer operation were approximately $1.2 million compared to losses of $0.4 million in the third quarter of 2005. This operation is now closed, and the Company does not expect any additional significant losses from this operation in the future. Operations of the specialty trailer operation on the West Coast continue to be profitable.

Further, during the last two years, the Company introduced several new products for the RV and specialty trailer markets. As is typical with newly introduced products, the operating profit margin for these products are lower than for the Company’s more established products due to competitive pressures, as well as higher production costs as new products are introduced.

Selling, general and administrative expenses of this segment increased to 11.6 percent of net sales in the third quarter of 2006, from 11.4 percent in the third quarter of 2005. The increase is due to an increase in delivery costs, and stock-based compensation expense due to the stock option grant in November 2005, partially offset by the spreading of fixed costs over a larger sales base, and lower incentive compensation as a percent of sales due to the lower operating profit margin. Employee stock options have historically been granted in November of every other year.

RV Segment - Year to Date

Net sales of the RV segment in the first nine months of 2006 increased 26 percent, or $86 million, over the first nine months of 2005. Sales growth included (i) organic growth of approximately $60 to $64 million, or 18 to 19 percent, compared to an 8 percent increase in industry-wide wholesale RV shipments, and a 13 percent increase in industry shipments of travel trailers and fifth wheel RVs, which both exclude the 31,400 ELUs purchased by FEMA, (ii) sales price increases of approximately $8 to $10 million, (iii) the impact of acquisitions of approximately $9 million, and (iv) an increase of approximately $4 to $8 million in hurricane related RV sales (components for the RVs and ELUs purchased by FEMA). The Company’s average content for the RVs and ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers.

Operating profit of the RV segment in the first nine months of 2006 increased 17 percent to $38.0 million due to the increase in net sales, partially offset by a decrease in the operating profit margin to 9.2 percent of net sales, compared to 9.9 percent of net sales in the first nine months of 2005.

The operating profit margin in the first nine months of 2006 was negatively impacted by the losses incurred in the Company’s recently closed Indiana specialty trailer operation, material cost increases which were passed on to customers generally without markup, higher delivery costs, and the sharp decline in industry shipments in September 2006, partially offset by the spreading of fixed costs over a larger sales base and lower provision for bad debts and health insurance costs. Losses at the recently closed Indiana specialty trailer operation were approximately $3.1 million in the first nine months of 2006, compared to losses of $1.4 million in the first nine months of 2005.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Selling, general and administrative expenses of this segment decreased to 11.3 percent of net sales in 2006, from 11.6 percent in 2005. The 2006 decline is due to the spreading of fixed costs over a larger sales base, and a decline in the provision for bad debts, partially offset by increases in delivery costs and stock-based compensation expense due to the stock option grant in November 2005. Employee stock options have historically been granted in November of every other year.

MH Segment - Third Quarter

Net sales of the MH segment in the third quarter of 2006 declined 5 percent, or $3 million, from the third quarter of 2005. Excluding the impact of sales price increases (approximately $4 to $6 million), sales of the MH segment decreased approximately $7 to $9 million, or 12 to 16 percent, compared to a 19 percent decline in industry-wide production of manufactured homes for the quarter.

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon net sales by the Company’s MH segment for the preceding 12 months, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the preceding twelve months, are as follows:

	September 30, 2006	September 30, 2005	December 31, 2005
Content per Homes Produced	$1,686	$1,554	$1,507
Content per Floors Produced	$1,016	$873	$896

According to the MHI, industry production for the preceding twelve months are as follows:

	September 30, 2006	September 30, 2005	December 31, 2005
Total Homes Produced	141,000	133,000	147,000
Total Floors Produced	235,000	236,000	247,000

Operating profit of the MH segment in the third quarter of 2006 declined 10 percent to $5.2 million due to the decrease in net sales and a decrease in the operating profit margin to 9.5 percent of net sales in the third quarter of 2006, compared to 10.0 percent of net sales in the third quarter of 2005. Operating profit of this segment for the third quarter of 2005 includes the reversal a charge of $1.2 million ($1.0 million net of the related increase in incentive compensation), related to the pre-appeal settlement of litigation. Operating profit of this segment for the third quarter of 2006 includes a gain of $700,000 ($600,000 net of the related increase in incentive compensation) related to the sale of a factory. Excluding these gains, the operating profit of the MH segment would have been 8.4 percent and 8.3 percent in the third quarter of 2006 and 2005, respectively.

The operating profit margin of the MH segment in the third quarter of 2006 was positively affected by direct labor efficiencies and lower overtime costs, offset by the spreading of fixed costs over a smaller sales base, increases in raw material costs as a percent of sales, and higher workers compensation and warranty costs.

Selling, general and administrative expenses of this segment increased to 13.9 percent of net sales in the third quarter of 2006, from 12.6 percent in the third quarter of 2005. Excluding the impact of the 2005 reversal of the litigation charge noted above, selling, general and administrative expenses were 14.2 percent in the third quarter of 2005. The 2006 decline in selling, general and administrative costs as a percent of sales is primarily due to lower delivery costs, offset by an increase in stock-based compensation expense due to the stock option grant in November 2005. Employee stock options have historically been granted in November of every other year.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment - Year to Date

Net sales of the MH segment in the first nine months of 2006 increased 11 percent, or $17 million, over the first nine months of 2005. Excluding the impact of acquisitions (approximately $5 million) and sales price increases (approximately $11-$13 million), sales of the MH segment were approximately the same as 2005, compared to a 6 percent decrease in industry-wide production of manufactured homes. The industry growth in early 2006 was driven by purchases of single-section homes by dealers to replace homes purchased by FEMA in late 2005, in which the Company has substantially less product content per home than multi-section homes.

Operating profit of the MH segment in the first nine months of 2006 increased 15 percent to $17.5 million due to the increase in net sales and an increase in the operating profit margin to 10.0 percent of net sales in the first nine months of 2006, compared to 9.6 percent of net sales in the first nine months of 2005. Operating profit of this segment for the first nine months of 2005 includes a charge of $1.0 million ($0.8 million net of the related reduction in incentive compensation), related to an adverse ruling in, and subsequent settlement of litigation. In September 2005, an agreement was reached to settle this action, and payment was made in February 2006. Excluding the impact of these litigation costs, the operating profit margin of this segment would have been approximately 10.1 percent for the first nine months of 2005, compared to 10.0 percent for the first nine months of 2006.

The operating profit margin of the MH segment in the first nine months of 2006, although basically the same as 2005, was negatively impacted by increases in raw material costs as a percent of sales, offset by direct labor efficiencies, the spreading of fixed costs over a larger sales base, and lower overtime and delivery costs.

Selling, general and administrative expenses of this segment declined to 13.7 percent of net sales in the first nine months of 2006, from 14.7 percent in the first nine months of 2005. Excluding the impact of the reversal of the litigation charge noted above, selling, general and administrative expenses were 14.2 percent in the first nine months of 2005. The 2006 decline is due to lower delivery costs and the spreading of fixed costs over a larger sales base, partially offset by an increase in stock-based compensation expense due to the stock option grant in November 2005. Employee stock options have historically been granted in November of every other year.

Corporate and Other

Corporate and other expenses for the first nine months of 2006 increased $1.3 million compared to the same period in 2005; for the 2006 third quarter, corporate and other expenses increased approximately $600,000. The increases for the nine and three month periods in 2006 were due largely to (i) approximately $500,000 in costs incurred for due diligence in connection with an acquisition which was not completed, (ii) increases in staff costs partly due to the increased corporate governance requirements and compliance with Section 404 of Sarbanes-Oxley, and (iii) an increase in stock based compensation expense due to the stock option grant in November 2005.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $100,000 at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In the first nine months of 2006 and 2005, the Company received payments aggregating approximately $750,000 and $650,000, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $2.4 million at September 30, 2006, which is fully reserved.

Simultaneously with the sale, the Company entered into a conditional equipment lease and a license agreement with the buyer. In March 2005, the buyer and owner of the manufacturing process related to this intellectual property informed the Company that it could not perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment did not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $500,000, largely offsetting the 2005 gain on the collection of the note.

Taxes

The effective tax rate for the first nine months of 2006 was 38.8 percent as compared to 38.3 percent for the first nine months of 2005. The effective tax rate for the third quarter of 2006 was 39.5 percent as compared to 37.7 percent for the third quarter of 2005. The effective tax rate for the full year 2005 was 37.8 percent. The change in the effective tax rate for 2006 is due to an increase in the Company’s tax reserve estimates and a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

The increase in interest expense, of approximately $800,000 for the first nine months of 2006, and $600,000 for the third quarter, was due to (i) an increase in average debt levels during 2006, largely due to two acquisitions completed in 2006 with a combined purchase price of $35 million, (ii) an increase in the average interest rate associated with the Company’s borrowings under its Credit Agreement, and (iii) the reversal of approximately $200,000 in interest relating to the settlement of a legal matter in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash flows provided by operating activities	$39,057	$36,048
Net cash flows used for investment activities	$(50,744)	$(32,174)
Net cash flows provided by (used for) financing activities	$8,605	$(4,367)

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flow from Operations

Net cash flows from operating activities increased approximately $3 million in the first nine months of 2006 compared to the first nine months of 2005. The major factors impacting cash flows from operating activities were:

a)	A $3 million increase in net income.

b)
A $21 million smaller increase in accounts receivable during 2006, as compared to 2005. This was due to a smaller increase in net sales in the third quarter of 2006, and a decline in the days sales outstanding to approximately 20 days at September 30, 2006, as compared to 21 days at December 31, 2005, and 22 days at September 30, 2005. The decrease in days sales outstanding was primarily due to the timing of collections.

c)
A $4 million decrease in inventories during 2006, compared to an increase of $11 million in 2005. The decrease in inventory in 2006 resulted from a concerted effort by management to reduce the number of days of inventory on hand at all locations, partially offset by (i) higher inventory requirements for newly introduced products, (ii) higher raw material costs, and (iii) increased use of imported components which require a longer lead time. The increase in inventory in 2005 resulted from (i) additional inventory requirements to meet increased sales volume due largely to FEMA-related orders, seasonality and new product offerings, and (ii) the Company’s strategic buying of steel in advance of announced price increases, partially offset by a concerted effort by management to reduce inventory on hand at all locations. On both September 30, 2006 and 2005, there was less than a two week supply of finished goods on hand.

d)
A $3 million increase in depreciation and amortization during 2006, as compared to 2005. The increase in depreciation in 2006 resulted from the significant capital expenditures made by the Company over the last several years, coupled with an increase in amortization as a result of intangible assets purchased in recent acquisitions.

e)
An offset of $35 million due to a smaller increase in accounts payable, accrued expenses and other current liabilities in 2006, compared to 2005. The smaller increase in 2006 was primarily due to (i) higher payable balances at the beginning of the 2006 period because of an increase in purchases of inventory during the fourth quarter of 2005 to meet FEMA demand, (ii) higher payable levels at September 2005 to meet FEMA demand, (iii) reduced inventory purchases in the latter part of the third quarter of 2006, and (iv) the timing of payments. Trade payables are generally paid within the discount period.

f)	An offset of $5 million in prepaid expenses and other assets primarily due to the timing of federal tax payments and insurance premiums.

Cash Flows from Investing Activities:

Cash flows used for investing activities of $51 million in the first nine months of 2006 include approximately $30 million for the acquisition of Happijac, $4 million for the acquisition of Steelco and $20 million for capital expenditures, offset by proceeds of $3 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s Credit Agreement, Senior Promissory Notes and cash flow from operations. Capital expenditures for 2006 are anticipated to be approximately $24-$27 million and are expected to be funded by cash flows from operations.

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

Cash Flows from Financing Activities

Cash flows provided by financing activities for the first nine months of 2006 of $8.6 million include a net increase in debt of $5 million, and cash flows provided by the exercise of employee stock options of $2 million, which includes the related tax benefits. The increase in debt is due to new Senior Promissory Notes of $15 million, offset by debt payments of $10 million. The increase in borrowings under the Senior Promissory Notes was used primarily to fund the June 2006 acquisition of Happijac.

Cash flows used for financing activities for the first nine months of 2005 of $4.4 million include a net decrease in debt of $9.6 million, partially funded by $5.6 million related to the exercise of employee stock options.

On March 10, 2006, the Company amended its agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., Key Bank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”), increasing the maximum borrowings under the Credit Agreement from $60 million to $70 million. The maximum borrowings under the Credit Agreement can be increased by an additional $20 million, upon approval of the Lenders. Interest on borrowings under the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at September 30, 2006) depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009.

Borrowings under the Company’s $70 million credit agreement at September 30, 2006 were $32 million. In addition, the Company had $3 million in outstanding letters of credit. Availability under the Company’s line of credit was $35 million at September 30, 2006. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) in the aggregate initial principal amount of $60 million, pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

As of September 30, 2006 the Company had borrowed $35 million under the “shelf-loan” facility, of which $29 million was outstanding at September 30, 2006. Availability under the Company’s shelf-loan facility was $25 million at September 30, 2006.

In addition, on June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 5.3875 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $536,000 on each quarterly reset date beginning September 29, 2006. At September 30, 2006, the notional amount was $14.5 million. The fair value of the swap was zero at inception. The Company has designated this swap as an effective cash flow hedge of the Senior Promissory Notes issued on June 13, 2006. The fair value of this swap at September 30, 2006 was ($181,000).

On September 30, 2006, the weighted average interest rate for the Company’s indebtedness was approximately 5.9 percent.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this standard.

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

The Company received notification in November 2006 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 96.5 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The prices the Company paid for key raw materials remained volatile during 2005. During the first nine months of 2006, and continuing in the fourth quarter, the Company received further cost increases from its suppliers of key raw materials. The Company did not experience any significant increase in its labor costs in 2006 and 2005 related to inflation.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, segment allocations, and contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, changes in zoning regulations for manufactured homes, the financial condition of our customers, retention of significant customers, interest rates, oil and gasoline prices, the outcome of litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of RVs and manufactured homes.

There have been no significant changes in the Risk Factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except that FEMA-related orders resulting from the Gulf Coast hurricanes in August and October 2005 have ceased, which has reduced demand for our products.

DREW INDUSTRIES INCORPORATED

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association (the “Interest Rate Swap”) with an initial notional amount of $20 million from which it will receive periodic payments at the 3 month LIBOR rate (5.41 percent at September 30, 2006 based upon the August 15, 2006 reset date), and make periodic payments at a fixed rate of 3.3525 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1 million on each quarterly reset date. At September 30, 2006, the notional amount was $13 million. The fair value of the swap was zero at inception. At September 30, 2006 the fair value of the interest rate swap was $373,000. The Company has designated this swap as a cash flow hedge of certain borrowings under the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15 million from which it will receive periodic payments at the 3 month LIBOR rate (5.37 percent at September 30, 2006 based upon the September 29, 2006 reset date) and make periodic payments at a fixed rate of 5.3875 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $536,000 on each quarterly reset date beginning September 29, 2006. At September 30, 2006, the notional amount was $14.5 million. The fair value of the swap was zero at inception. The Company has designated this swap as an effective cash flow hedge of the Senior Promissory Notes issued on June 13, 2006. The fair value of this swap at September 30, 2006 was $(181,000).

At September 30, 2006, the Company had $28.2 million of fixed rate debt plus $27.5 million outstanding under the two interest rate swaps. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2006, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $557,000 lower per annum than if the fixed rate financing could be obtained at current market rates.

At September 30, 2006, the Company had $23.6 million of variable rate debt, excluding the $27.5 million outstanding under the two interest rate swaps. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2006, and outstanding borrowings of $23.6 million, future cash flows would be reduced by $236,000 per annum.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and implemented certain functions of the new software. While to date there have been no significant changes in the Company’s internal controls related to the new computer software, the Company anticipates that certain additional functionalities of the new computer software will be implemented over the next 15 months to further strengthen the Company’s internal controls.

DREW INDUSTRIES INCORPORATED

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On August 6, 2004, Keystone RV Company, Inc. (“Keystone”) filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone. The seller of the RV had asserted indemnity claims against certain other defendants, however, no claim has been asserted against Lippert. In order to avoid protracted litigation Lippert’s insurer paid $25,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert.

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

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005, equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights.

On March 8, 2006 Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. Al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. The court dismissed Zieman from this action on July 30, 2006.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2006, would not be material to the Company’s financial position or annual results of operations.

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

November 9, 2006