Form 10-K
period 2006-12-31
DREW INDUSTRIES INC
filed 2007-03-13
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year End December 31, 2006	Commission File Number 0-13646

DREW INDUSTRIES INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3250533 (I.R.S. Employer Identification Number)

200 Mamaroneck Avenue, White Plains, N.Y. 10601
(Address of principal executive offices) (Zip Code)

Registrant's Telephone Number including Area Code: (914) 428-9098
Securities Registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01
New York Stock Exchange
Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant as of the most recently completed second fiscal quarter (June 30, 2006) was $587,833,200.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (February 23, 2007) was 21,724,160 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be held on May 31, 2007 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the Company’s common stock and other matters. Statements in this Form 10-K that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income, wherever they occur in this Form 10-K, are necessarily estimates reflecting the best judgment of our senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-K.

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, changes in zoning regulations for manufactured homes, the decline in the manufactured housing industry, the financial condition of our customers, retention of significant customers, interest rates, oil and gasoline prices, the outcome of litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

PART I
Item 1. BUSINESS.

Summary

Drew has two reportable operating segments: the recreational vehicle (“RVs”) and leisure products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 70 percent of consolidated net sales for 2006, and the MH Segment accounted for 30 percent of consolidated net sales for 2006. Approximately 90 percent of the RV Segment sales were of products for travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers. Drew’s wholly-owned subsidiaries, Kinro, Inc. and its subsidiaries (collectively, "Kinro"), and Lippert Components, Inc. and its subsidiaries (collectively, "Lippert"), each have operations in both the RV Segment and the MH Segment.

Kinro manufactures and markets components primarily for RVs and manufactured homes (“MH”), including windows, doors and screens, and thermoformed bath and kitchen products. Lippert manufactures and markets components primarily for RVs and manufactured homes, including steel chassis, steel chassis parts, slide-out mechanisms and related power units, electric stabilizer jacks, leveling devices, bed lifts, suspension systems, axles and steps. Lippert also manufactures specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, as well as axles for specialty trailers. Certain products manufactured by Kinro and Lippert are also used in modular homes and office units.

In the last 10 years, the Company has acquired 12 manufacturers of products for both manufactured homes and RVs, expanded its geographic market and product lines, added manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, at December 31, 2006, the Company operated 43 manufacturing facilities in 18 states and one in Canada, and achieved consolidated sales of $729 million for 2006.

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

Recent Developments

Hurricane-related Business

From September 2005 until April 2006, the Company experienced a significant increase in business from both its RV and manufactured housing customers arising from the need for emergency housing caused by the Gulf Coast hurricanes in August and October 2005. Sales of hurricane-related products aggregated approximately $40 million, or 6 percent, of consolidated net sales in 2005, and approximately $20 million, or 3 percent, of consolidated sales in 2006. There were no significant hurricane-related sales subsequent to April 2006.

Acquisitions

On January 2, 2007, Lippert acquired Trailair, Inc. and certain assets and the business of Equa-Flex, Inc., two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs.  The minimum aggregate purchase price was $5.5 million, of which $3.3 million was paid at closing and the balance will be paid over the next five years. The aggregate purchase price, including non-compete agreements, could increase to a maximum of $8.1 million if certain sales targets for these products are achieved by Lippert over the next five years. The acquisition was financed with borrowings under the Company's line of credit.  The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

On June 12, 2006, Lippert acquired certain assets and the business of Utah-based Happijac Company, a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to the acquisition. For the remainder of 2006, subsequent to the acquisition, Happijac had sales of approximately $8.5 million. The purchase price of $30.3 million was financed through the issuance by the Company to Prudential Investment Management, Inc. and its affiliates, pursuant to the Company’s “shelf-loan” facility, of $15 million of variable interest rate seven-year Senior Promissory Notes, $14.6 million of borrowings under the Company’s line of credit, and the assumption of $0.7 million of equipment loans. Simultaneously, the Company entered into an interest rate swap, effectively converting the $15.0 million of variable rate Senior Promissory Notes to a fixed rate.

On March 10, 2006, Lippert acquired certain assets and the business of California-based SteelCo., Inc., a. manufacturer of chassis and components for RVs and manufactured housing, which had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.2 million which was financed by borrowings under the Company’s line of credit. The Company has integrated SteelCo’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo terminated litigation pending between them. See Item 3. “Legal Proceedings.”

Other Developments

Industry wholesale production of travel trailer and fifth wheel RVs, the Company’s primary RV market, increased 22 percent in the first six months of 2006, but in the second half of 2006, wholesale production of these types of RVs were down 14 percent.

The Manufactured Housing Institute reported that 2006 industry wholesale shipments of manufactured homes declined 20 percent from 2005. While industry wholesale shipments had been up 1 percent in the first half of 2006, industry wholesale shipments of manufactured homes were down 37 percent for the last six months of 2006.

In response to the slowdown in both the RV and MH industries in the latter part of 2006, the Company implemented several cost-cutting measures. In addition to reducing the hourly workforce to match current production levels, the Company closed several facilities and consolidated these operations into other existing facilities. At December 31, 2006, the Company operated 44 manufacturing facilities, down from 48 manufacturing facilities at December 31, 2005. The Company also reduced fixed overhead where prudent, including reducing staff levels by more than 50 salaried employees. These plant consolidations and fixed overhead reductions are expected to reduce costs by more than $4 million in 2007 (before taxes and net of incentive compensation), and the Company is considering additional facilities closings to optimize capacity utilization.

In 2006, the Company incurred about $3.3 million of operating losses at its Indiana-based specialty trailer operation, which is about $0.9 million more than the losses at this operation in 2005. This operation was closed at the end of the third quarter of 2006 and will not affect 2007 results.

Corporate Governance Rating

In March 2007, the Company received notification from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 96.1 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

Item 1A. RISK FACTORS.

Industry Risk Factors

Limited availability of financing for manufactured homes on leased land and higher costs of this financing could continue to limit the ability of consumers to purchase manufactured homes, resulting in reduced demand for our products.

Frequently, manufactured homes are purchased, and the land on which they are placed is leased. Loans used to finance the purchase of manufactured homes without land, also known as chattel loans, usually have shorter terms and higher interest rates, and may be more difficult to obtain than mortgages for manufactured or site-built homes that are on owned land. Lenders have been requiring high credit scores and other criteria for these loans, and many potential buyers of manufactured homes may not qualify. The availability, cost and terms of these chattel loans are also dependent on economic conditions, lending practices of financial institutions, governmental policies, and other factors that are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced demand for our products.

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

Lower credit standards by lenders several years ago and prevailing economic conditions caused an increase in the number of manufactured homes repossessed by lenders. Repossessed homes are resold by lenders, often at substantially reduced prices, which reduces the demand for new manufactured homes. Similar conditions in the future could cause high levels of repossessions which could cause manufacturers to reduce production of new manufactured homes, resulting in reduced demand for our products.

Changes in zoning regulations for manufactured homes could lead to reduced demand for our products.

Manufactured housing communities and individual home placements are subject to local zoning regulations. In the past, there has been resistance by local property owners and zoning officials to zoning ordinances allowing the location of manufactured homes in certain areas comprised of conventional residences. Continued resistance to these zoning ordinances could have an adverse impact on sales of manufactured homes, which could reduce demand for our products.

Gasoline shortages, or higher prices for gasoline, could lead to reduced demand for our products.

Increases in the price of gasoline, or anticipation of potential fuel shortages, could adversely affect consumer demand for RVs, which could reduce demand for our products.

Excess inventories by retailers and manufacturers could cause a decline in the demand for our products.

Retailers and manufacturers of RVs and manufactured homes may carry excess inventory, as they periodically have in the past. Sales of excess inventory may cause the manufacturers of RVs and manufactured homes to reduce production of new vehicles and homes, which could cause a decline in demand for our products.

The manufactured housing industry has been experiencing a significant decline.

Our MH Segment, which accounted for 30 percent of consolidated net sales for 2006, operates in an industry which has been experiencing a decline in production of new homes since 1999. The downturn has been caused in part by limited availability of financing as a result of higher credit standards, an increase in the number of manufactured homes repossessed by lenders and resold at substantially reduced prices, and a reduction in the number of lenders engaged in making loans to finance the purchase of manufactured homes.

If these conditions persist, it is not likely that the manufactured housing industry will improve in the short-term, and certain of our customers could experience financial difficulties. These factors would result in reduced demand for products from our MH Segment, as well as difficulties in collecting outstanding accounts receivable.

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

The prices the Company pays for steel, which represents about 50 percent of the Company’s raw material costs, and other key raw materials, such as aluminum, vinyl, glass and ABS resin, have been volatile and have increased significantly since the beginning of 2004. During 2006 and the beginning of 2007, the Company received further cost increases from its suppliers of certain key raw materials. The impact of higher raw materials costs has been substantially offset by surcharges and sales price increases to our customers. Because competition may limit the amount of increases in raw material costs that can be passed through to customers in the form of price increases, future increases in raw material costs could adversely impact our financial condition and operating results.

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

FEMA-related orders resulting from the Gulf Coast hurricanes have ceased which has impacted our operating results.

In the last four months of 2005 and in the first four months of 2006, we experienced an increase in business from our RV and manufactured housing customers as a result of FEMA-related orders in connection with the need for emergency housing caused by the Gulf Coast hurricanes. This FEMA-related business has ceased, which has reduced demand for our products.

The loss of any customer accounting for more than 10 percent of our consolidated sales could have an adverse impact on our operating results.

One customer of the RV Segment accounted for 23 percent, and another customer of both the RV Segment and the MH Segment accounted for 19 percent, of the Company’s consolidated net sales in 2006. The loss of either of these customers could have a material adverse impact on our operating results; however, because we sell a variety of products to these customers in several geographic regions, we believe it is unlikely that we would lose the entire business of either of these customers.

Competitive pressures could reduce demand for our products.

Domestic and foreign competitors may lower prices or develop product improvements which could reduce demand for our products.

Adverse weather conditions could reduce demand for our products.

Adverse weather conditions could interfere with the ability of our manufactured housing customers to transport manufactured homes to dealers via roadway, which could impact retail sales of manufactured homes. This could cause manufacturers to reduce production of new manufactured homes, resulting in reduced demand for our products during certain months.

The financial condition of several of our significant customers could adversely impact our financial condition and operating results.

Financial difficulties of our significant customers could result in reduced demand for our products, as well as losses due to the inability to collect accounts receivable.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for RVs, primarily travel trailers and fifth wheels, including aluminum windows, a variety of doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a new RV category for the Company. New products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps and suspension systems for towable RVs, and bed lifts, thermoformed bath and kitchen products and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products exceeds $700 million, and in the fourth quarter of 2006, the Company’s annualized sales of these products were more than $100 million.

In 2006, the RV Segment represented approximately 70 percent of the Company's consolidated sales, and 68 percent of consolidated segment operating profit. Approximately 90 percent of the Company’s RV sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers.

Raw materials used by the Company's RV Segment, consisting primarily of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, and various adhesive and insulating components, are available from a number of sources.

Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass. The Company's RV Segment operations are conducted at 27 manufacturing and warehouse facilities throughout the United States and one in Canada, strategically located in proximity to the customers they serve. Of these facilities, 11 also conduct operations in the Company's MH Segment. See Item 2. "Properties."

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Fleetwood Enterprises, Forest River and Thor Industries.

The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) its market share for most of its towable recreational vehicle window and door products exceeds 70 percent; (ii) the two leading suppliers of RV chassis and chassis parts are the Company and Dexter Chassis Group, a division of Tomkins PLC, and that the Company's market share for RV chassis and chassis parts is approximately 60 percent; (iii) its market share for slide-out mechanisms for travel trailers and fifth wheel RV’s currently exceeds 50 percent, and exceeds 20 percent for motorhomes; and (iv) the two leading suppliers of axles for towable RVs are the Company and Dexter Axle, a division of Tomkins PLC, and that the Company’s market share for axles for towable RVs exceeds 40 percent. See Item 1. “ Business - Intellectual Property” for a description of the patent license agreement applicable to the Company’s slide-out mechanisms.

The Company’s operation as a manufacturer of specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles competes with several other manufacturers of specialty trailers. During the third quarter of 2006, Lippert closed its specialty trailer operation in Indiana; however, the specialty trailer operation on the West Coast continues to perform very well.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MH Segment

The Company’s subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes and, to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, thermoformed bath and kitchen products, steel chassis, steel chassis parts, and axles. In 2006, the MH Segment represented approximately 30 percent of the Company's consolidated sales, and 32 percent of consolidated segment operating profit. The MH Segment also supplies related products to other industries, representing approximately 5 percent of sales of this segment. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Raw materials used by the Company's MH Segment, consisting of fabricated steel (coil, sheet, and I-beam), extruded aluminum and vinyl, glass, ABS resin, and various adhesive and insulating components, are available from a number of sources.

Operations of the Company's MH Segment consist primarily of fabricating, welding, thermo-forming, painting and assembling components into finished products. The Company's MH Segment operations are conducted at 28 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 11 also conduct operations in the Company's RV Segment. See Item 2. "Properties."

The Company's manufactured housing products are sold primarily to major builders of manufactured homes such as Champion Enterprises, Clayton Homes, Fleetwood Enterprises, and Skyline Corporation.

The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, a subsidiary of Tomkins, PLC, and the Company's market share for windows and screens is more than 70 percent; (ii) the Company's MH chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, most of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 25 percent; and (iii) the Company’s thermoformed bath unit operation competes with three other manufacturers of bath units and the Company’s market share for bath products in the product lines the Company supplies is approximately 35 percent.

Detailed narrative information about the results of operations of the MH Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Manufacturing

Other than the activities of its sales personnel and maintenance of customer relationships through price, quality of its products, service, and customer satisfaction, the Company does not engage in significant marketing efforts nor incur significant marketing or advertising expenditures.

The Company has several supply agreements or other formal relationships with certain of its customers that provide for prices of various products to be fixed for periods generally not in excess of one year; however, in certain cases the Company has the right to renegotiate the prices on sixty-days’ notice. Both the RV Segment and the MH Segment typically ship products on average within one to two weeks of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

The Company’s facilities which produce RV products in 2006 operated at an average of approximately 65 percent or more of their practical capacity. Overall, most of the Company’s facilities which produce MH have the ability to more than double production capacity should the manufactured housing industry demand grow. The Company has 44 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2006 were $22 million compared to an average of $15 million in the prior five years. The need to expand capacity in certain product areas, as well as the potential reallocation of existing resources, is monitored regularly by management.

The Company’s operations are somewhat seasonal as sales are slower in the first and fourth quarters, as are the industries which the Company supplies.

Intellectual Property

The Company manufactures and sells certain of its slide-out mechanisms pursuant to a non-exclusive license granted by the exclusive licensee and owner of three patents until October 24, 2017, the date of the last to expire of the patents. Pursuant to the license, remaining royalties are payable by the Company on an annual declining percentage (1.5 percent for 2006; and one percent from 2007 to expiration of the patents) of sales of certain slide-out mechanisms produced by the Company. Commencing with 2007, there are no annual minimum royalties. For 2006, the Company paid the minimum royalty of approximately $1.3 million on sales of applicable slide-out systems. Royalties for the period from 2007 through the expiration of the patents are limited to an aggregate of $5 million.

The Company holds several United States patents that relate to various products sold by the Company. While the Company believes that its patents are valuable and vigorously protects its patents when appropriate, none of the individual patents is essential to the Company or its business segments.

From time to time the Company has received notices that it may be infringing certain patent rights of others, and the Company has given notices to others that they may be infringing certain patent rights of the Company. Although the Company has asserted patent infringement claims against others which are outstanding, no material litigation is currently pending as a result of these claims.

Regulatory Matters

Windows produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority ("HUD") and by the American Architectural Manufacturers Association relating to air and water infiltration, thermal performance, emergency exit conformance, and hurricane resistance. Thermoformed bath products manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD, the American National Standards Institute, the American Society for Testing and Materials, and Underwriters Laboratory relating to fire resistance, electrical safety, color fastness, and stain resistance.

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

Rules promulgated under the Transportation Recall Enhancement, Accountability and Documentation Act (the “Tread Act”) require manufacturers of motor vehicles and certain motor vehicle related equipment to regularly make reports and submit documents and certain historical data to the National Highway Traffic Safety Administration to enhance motor vehicle safety, and to respond to requests for information relating to specific complaints or incidents.

The Company's operations are also subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.

The Company believes that it is currently operating in compliance with applicable laws and regulations and has made reports and submitted information as required. See Item 3. “Legal Proceedings.” The Company does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company's capital expenditures, earnings or competitive position.

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2006 was 3,690. Of the total, 3,035 were in manufacturing and product research and development, 132 in transportation, 35 in sales, 135 in customer support and servicing and 353 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 2. PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The following is a chart identifying the Company's properties:

RV PRODUCTS SEGMENT
City	State	Square Feet	Owned	Leased

Phoenix (1)	Arizona	15,000	✓
Fontana (1)	California	87,000	✓
Hemet (1)	California	35,000	✓
Rialto	California	62,700	✓
San Bernardino	California	20,300	✓
Whittier	California	47,500		✓
Woodland	California	25,000	✓
Ontario	Canada	39,900	✓
Fitzgerald (1)	Georgia	15,800	✓
Bristol	Indiana	97,500	✓
Elkhart	Indiana	53,950	✓
Goshen	Indiana	22,000	✓
Goshen	Indiana	41,500	✓
Goshen	Indiana	53,500	✓
Goshen	Indiana	87,800	✓
Goshen	Indiana	93,000	✓
Goshen	Indiana	171,000	✓
Goshen (1)	Indiana	68,900	✓
Goshen (1)	Indiana	340,000	✓
Middlebury (1)	Indiana	78,525	✓
Milford	Indiana	52,000		✓
McMinnville (1)	Oregon	12,350	✓
Pendleton	Oregon	56,800	✓
Denver (1)	Pennsylvania	29,200	✓
Longview (1)	Texas	56,900	✓
Waxahachie(1)	Texas	40,000	✓
Kaysville	Utah	75,000		✓
		1,778,125

(1) These plants also produce products for manufactured homes.

MH PRODUCTS SEGMENT
City	State	Square Feet	Owned	Leased

Boaz	Alabama	86,600	✓
Double Springs	Alabama	109,000	✓
Phoenix	Arizona	61,000	✓
Phoenix (1)	Arizona	14,900	✓
Fontana (1)	California	21,800	✓
Hemet (1)	California	25,000	✓
Woodland	California	13,900		✓
Ocala	Florida	47,100	✓
Cairo	Georgia	105,000	✓
Fitzgerald (1)	Georgia	63,200	✓
Nampa	Idaho	83,500	✓
Goshen	Indiana	110,000	✓
Goshen (1)	Indiana	24,800	✓
Goshen (1)	Indiana	70,000	✓
Howe	Indiana	60,000	✓
Middlebury (1)	Indiana	43,700	✓
Arkansas City	Kansas	7,800		✓
Bossier City	Louisiana	11,400	✓
Whitehall	New York	12,700	✓
Liberty	North Carolina	47,000		✓
Sugarcreek	Ohio	14,500	✓
McMinnville (1)	Oregon	12,350	✓
Denver (1)	Pennsylvania	54,100	✓
Dayton	Tennessee	100,000	✓
Longview (1)	Texas	2,000	✓
Mansfield	Texas	61,500		✓
Waxahachie (1)	Texas	160,000	✓
Lancaster	Wisconsin	12,300	✓
		1,435,150

(1) These plants also produce products for RVs.

ADMINISTRATIVE
City	State	Square Feet	Owned	Leased

White Plains	New York	3,400		✓
Goshen	Indiana	13,500	✓
Goshen	Indiana	10,000		✓
Goshen	Indiana	9,000	✓
Goshen	Indiana	4,874		✓
Goshen	Indiana	2,000	✓
Naples	Florida	1,500	✓
Arlington	Texas	8,500		✓
Laguna Hills	California	2,000		✓
Lake Havasu	Arizona	2,000		✓
		56,774

The Company currently owns six properties in four states, consisting of an aggregate of 223,900 square feet, which are vacant and held for sale consisting of a 53,400 square feet building in Berkley Springs, West Virginia, a 26,900 square feet building in Campbellsville, Kentucky a 21,600 square feet building in Garrett, Indiana, a 43,000 square feet building in Waco, Texas, a 42,000 square feet building in Elkhart, Indiana, and a 37,000 square feet building in Elkhart, Indiana.

Item 3. LEGAL PROCEEDINGS.

During 2006 Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, pending in the U.S. District Court, Central District of California, Southern Division (Case No. EDCV02-842JVS). Plaintiff alleged that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) constituting unfair competition, and sought compensatory damages of $8.2 million, exemplary damages, and injunctive relief. Lippert defended against the allegations and asserted counterclaims against plaintiff. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated.

During 2006 Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District (Case No. SCVSS 094954). Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division and sought compensatory and exemplary damages. In September 2005, the parties agreed to settle this litigation for approximately $2.8 million, and on February 22, 2006 the court entered an order approving the settlement. The Company recorded charges of $1.0 million and $1.9 million in 2005 and 2004, respectively, related to this case.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert. Although plaintiffs did not assert a claim against Lippert, in order to avoid protracted litigation Lippert’s insurer paid $60,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert.

On or about October 11, 2005 and October 12, 2005, two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al. (Case No. CV027691), and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. (Case No. 05AS04523). Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are substantially identical and the cases were consolidated. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert.

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005 equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights. Mandatory mediation was conducted, but there was no definitive outcome.

On March 8, 2006, Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. The court dismissed Zieman from this action on July 30, 2006.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. A trial date has not yet been established.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc. et. al. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated.

Plaintiffs allege that certain bathtubs manufactured by Kinro, and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development. Plaintiff alleges that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

Plaintiffs seek to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.

Defendants believe that the allegations in the Complaint are unfounded, and intend to vigorously defend against the claims, as well as plaintiffs’ standing as a class.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2006, would not be material to the Company’s financial position or annual results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2006.

Name	Position
Leigh J. Abrams (Age 64)	President, Chief Executive Officer and Director of the Company since March 1984.
Edward W. Rose, III (Age 65)	Chairman of the Board of Direc-tors of the Company since March 1984.
David L. Webster (Age 71)	Director of the Company and Chairman, President and CEO of Kinro, Inc. since March 1984.
L. Douglas Lippert (Age 59)	Director of the Company since November 1997. Chairman of Lippert Components, Inc. from November 1997 until December 31, 2006.
James F. Gero (Age 61)	Director of the Company since May 1992.
Frederick B. Hegi, Jr. (Age 63)	Director of the Company since May 2002.
David A. Reed (Age 59 )	Director of the Company since May 2003.
John B. Lowe, Jr. (Age 67)	Director of the Company since May 2005.
Jason D. Lippert (Age 34)	President and Chief Executive Officer of Lippert Components, Inc. since February 5, 2003, and Chairman of Lippert Components, Inc. since January 1, 2007.
Fredric M. Zinn (Age 55)	Chief Financial Officer of the Company since January 1986 and Executive Vice President of the Company since February 2001.
Scott. T. Mereness (Age 35)	Executive Vice President and Chief Operating Officer of Lippert Components, Inc. since February 2003.
Domenic D. Gattuso (Age 66)	Executive Vice President of Kinro, Inc. since February 2004 and Chief Financial Officer of Kinro, Inc. since September 1985.

LEIGH J. ABRAMS, since April 2001, has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned specialty finance company organized as a real estate investment trust.

EDWARD W. ROSE, III, for more than the past five years, has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also served as a director of ACE Cash Express, Inc., a public company engaged in check cashing services, until October 5, 2006. From April 1999 to January 2003, Mr. Rose was a director of TX C.C., Inc., a privately-owned restaurant chain, against which an involuntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code was filed on February 21, 2003 in the U.S. Bankruptcy Court for the Northern District of Texas. A plan of reorganization was confirmed on January 28, 2004. Cardinal Investment Company, Inc., of which Mr. Rose is the sole stockholder, was an indirect General Partner of MJ Designs, L.P., a privately-owned retailer of arts and crafts products, which filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in January 2003 in the U.S. Bankruptcy Court for the Northern District of Texas, later converted to a Chapter 7 liquidation.

DAVID L. WEBSTER, since November 1980, has been President and Chief Executive Officer of Kinro, Inc., a subsidiary of the Company, and since November 1984, has been Chairman of Kinro, Inc.

L. DOUGLAS LIPPERT, from October 1997 until February 2003, was Chairman, President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, and President of the predecessor of Lippert Components, Inc. since 1978. Effective February 5, 2003, Jason D. Lippert, the son of L. Douglas Lippert, was appointed as President and Chief Executive Officer of Lippert Components, Inc., and L. Douglas Lippert continued as Chairman until December 31, 2006, the date on which his employment contract expired.

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

DAVID A. REED, is President of Causeway Capital Management LLC, manager of a family investment partnership. Mr. Reed retired as Senior Vice Chair for Ernst & Young LLP in 2000 where he held several senior U.S. and global operating, administrative and marketing roles in his 26-year tenure with the firm. He served on Ernst and Young LLP’s Management Committee and Global Executive Council from 1991-2000. Mr. Reed is a director of Lone Star Technologies, Inc., a publicly-owned diversified company engaged in the manufacture of tubular products, and a director of Penson Worldwide, Inc., a publicly-owned company engaged in providing flexible technology-based processing solutions to the investment industry.

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

JASON D. LIPPERT, not a nominee for election as a director, has been President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, since February 5, 2003. From May 2000, Mr. Lippert was Executive Vice President and Chief Operating Officer of Lippert Components, Inc., and from 1998 until 2000, Mr. Lippert served as Regional Director of Operations of Lippert Components, Inc. Effective January 1, 2007, Mr. Lippert was appointed Chairman of Lippert Components, Inc. upon the resignation of L. Douglas Lippert as Chairman.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10 percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, the Company believes that during 2006 all such filing requirements applicable to its officers and directors (the Company not being aware of any 10 percent holder during 2006 other than Edward W. Rose III, a director of the Company) were complied with.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 21, 2007, there were 664 holders of the Company’s Common Stock, not including beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2006 and 2005 is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

	Years Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004	2003	2002
Operating Data:
Net sales	$729,232	$669,147	$530,870	$353,116	$325,431
Operating profit	$55,295	$57,729	$43,996	$34,277	$29,213
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$50,694	$54,063	$40,857	$31,243	$25,647
Provision for income taxes	$19,671	$20,461	$15,749	$11,868	$9,883
Income from continuing operations before cumulative effect of change in accounting principle	$31,023	$33,602	$25,108	$19,375	$15,764
Discontinued operations (net of taxes)				$48	$(200)
Cumulative effect of change in accounting principle for goodwill (net of taxes)					$(30,162)
Net income (loss)	$31,023	$33,602	$25,108	$19,423	$(14,598)

Income (loss) per common share:
Income from continuing operations:
Basic	$1.43	$1.60	$1.22	$.96	$.81
Diluted	$1.42	$1.56	$1.18	$.94	$.79
Discontinued operations:
Basic					$(.01)
Diluted					$(.01)
Cumulative effect of change in accounting principle for goodwill:
Basic					$(1.54)
Diluted					$(1.51)
Net income (loss):
Basic	$1.43	$1.60	$1.22	$.96	$(.75)
Diluted	$1.42	$1.56	$1.18	$.94	$(.73)

Financial Data:
Working capital	$61,979	$76,146	$57,204	$29,700	$24,067
Total assets	$311,276	$307,428	$238,053	$160,104	$145,396
Long-term obligations	$47,327	$64,768	$61,806	$27,737	$39,102
Stockholders’ equity	$204,888	$167,709	$122,044	$93,653	$70,104

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each have operations in both the RV and MH segments. At December 31, 2006, the Company’s subsidiaries operated 43 plants in the United States and one in Canada.

The RV Segment accounted for 70 percent of consolidated net sales for 2006 and 67 percent of consolidated net sales for 2005. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 75 percent of all RVs shipped by the industry in 2006, up from 61 percent in 2001.

The MH Segment, which accounted for 30 percent of consolidated net sales for 2006 and 33 percent of consolidated net sales for 2005, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated approximately $25.0 million and $33.1 million in 2006 and 2005, respectively, sales to industries other than manufacturers of RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

According to the Recreational Vehicle Industry Association (“RVIA”), industry wholesale production of travel trailer and fifth wheel RVs, the Company’s primary RV market, increased 22 percent in the first six months of 2006. In contrast, retail sales of travel trailers and fifth wheel RVs were relatively flat in the first half of 2006. The Company believes the difference between the growth of wholesale shipments of towable RVs and the flat retail sales in the first half of 2006 was partly due to dealer restocking of inventories in the early part of 2006, which were depleted because of sales of approximately 25,000 to 30,000 units to the Federal Emergency Management Agency (“FEMA”) related to the 2005 Gulf Coast hurricanes, as well as Canadian retail sales, which were very strong during the first half of 2006. Canadian retail sales are not included in U.S. retail statistics, while wholesale shipments to Canada are included in wholesale statistics. It also appears that dealer inventories increased during this period, and that dealers subsequently reduced their orders for new units in the latter part of 2006 in order to bring their inventories more in line with current sales rates.

In the second half of 2006, retail sales of these types of RVs were down 4 percent. The Company believes the slowdown in retail sales was caused by a combination of geopolitical and economic factors during the spring and summer of 2006, including rapidly increasing fuel prices, higher interest rates and continued conflict in the Middle East which threatened fuel supplies.

In response to the slow down in retail sales and the increase in dealer inventories, in the second half of 2006, dealers apparently reduced their purchases of towable RVs, causing wholesale production of these types of RVs to decline by 14 percent in the same period. Recent RV dealer surveys indicate inventories of towable RVs have begun to improve, but are still higher than dealers prefer. Further, interest rates have stabilized and fuel prices are well below the peaks reached in 2006. However, consumer confidence, a strong barometer for consumer demand for RVs, has been volatile over the last several months.

Industry wholesale shipments for 2006 and 2005 include an estimate of 18,000 and 9,000 travel trailers, respectively, related to the 2005 Gulf Coast hurricanes. Also, in 2006 and 2005, FEMA purchased 31,400 and 38,900 Emergency Living Units (“ELUs”), respectively, from RV manufacturers, which were not included in industry statistics. The travel trailers and ELUs ordered by FEMA included fewer features and amenities, such as slide-out mechanisms, than the travel trailers typically produced by the industry. As a result, the Company’s average content for the units purchased by FEMA was substantially less than the Company’s average content in typical travel trailers. It is expected that many of the ELUs purchased by FEMA will not be resold to traditional RV consumers. Subsequent to April 2006, there was no significant hurricane related activity.

Industry wholesale shipments of travel trailers and fifth wheel RVs increased 4 percent in 2006, as compared to 2005, while according to industry reports, 2006 retail shipments of travel trailers and fifth wheel RVs declined 2 percent. Industry wholesale shipments of motorhomes declined 9 percent in 2006, as compared to 2005, and according to industry reports, 2006 retail shipments of motorhomes declined nearly 10 percent.

Excluding the ELUs, which are not included in the RVIA statistics, the RVIA is projecting a 13 percent decline in wholesale shipments of all types of RVs in 2007, and a 16 percent decline in shipments of travel trailers and fifth wheel RVs. These declines reflect the dealer restocking of inventories after the Gulf Coast hurricanes as noted above, which is not expected to recur in 2007.

In the long-term, increasing industry RV sales are expected to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to U.S. Census Bureau projections in March 2004, there will be in excess of 20 million more people over the age of 50 by 2014. Since 1997, the RVIA has employed an advertising campaign to attract customers in the 30 to 54 age group, and the number of RV’s owned by those 35 to 54 has grown faster than all other age groups. Further, the popularity of traveling to NASCAR and college sporting events also appears to be a motivation for consumers to purchase RVs.

Manufactured Housing Industry

Manufactured Housing industry production declined approximately 65 percent from 1998 to 2004, to 131,000 homes in 2004 as a result of (i) limited credit availability for typical purchasers of manufactured homes, (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land), and (iii) unusually high repossessions of manufactured homes. Industry production for 2004 included approximately 3,500 homes purchased by FEMA for relief from 2004 hurricanes.

During 2005, industry production increased approximately 12 percent, to nearly 147,000 homes, primarily because of an estimated 15,000 homes purchased by FEMA to provide emergency housing for hurricane victims during the later part of 2005. Due to demand by FEMA during the later part of 2005, there was a significant shift in production toward smaller, single-section manufactured homes in which the Company has substantially less product content per home than in multi-section homes.

The Manufactured Housing Institute (“MHI”) reported that during 2006, industry wholesale shipments of manufactured homes declined 20 percent from 2005 to approximately 117,000 homes. While industry wholesale shipments had been up 1 percent in the first half of 2006, due partly to an estimated 3,000 homes purchased by FEMA, industry wholesale shipments of manufactured homes were down 37 percent for the last six months of 2006. This reduction in the second half of 2006 compared to the same period in 2005 was partly due to the FEMA purchases in 2005, and partly due to an industry-wide reduction in production.

The industry wholesale shipments of manufactured homes for 2006 included a 37 percent decrease in shipments of the smaller, single-section homes, coupled with an 11 percent decline in shipments of the larger, multi-section homes. The Company’s average content for single-section homes is substantially less than the Company’s average content in multi-section homes.

Industry analysts anticipate that sales of manufactured homes could be aided in 2007, as the permanent rebuilding of Gulf Coast hurricane-stricken areas might create demand for manufactured homes, including the larger multi-section homes. New home construction was supposedly delayed during 2006 because of the extensive cleanup that was required after the 2005 Gulf Coast hurricanes, and the delay in settling insurance claims by homeowners.

The Company believes that long-term prospects for manufactured housing are positive because of favorable demographic trends, and because manufactured homes provide quality, affordable housing.

Raw Material Prices

The prices the Company pays for steel, which represents about 50 percent of the Company’s raw material costs, and other key raw materials have been volatile since the beginning of 2004. During 2006 the Company received further cost increases from its suppliers of key raw materials. To offset the impact of higher raw material costs, the Company has implemented sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through 2006 were passed on to customers, although material costs as a percent of sales has increased, particularly for products which are made primarily from steel.

The Company was also notified by certain of its suppliers of certain raw materials of cost increases which are scheduled to go into effect during the first quarter of 2007. The Company continues to evaluate and implement sales price increases with customers where needed to offset the affect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers in the form of sales price increases.

RESULTS OF OPERATIONS

Effective with the second quarter of 2006, the Company considers certain intersegment operations, previously reported as part of the MH Segment, to be part of the RV Segment, and therefore the segment disclosures from 2005 and the first quarter of 2006 have been reclassified to conform to the presentation going forward. Net sales and operating profit are as follows for the years ended December 31, (in thousands):

	2006	2005	2004
Net sales:
RV Segment	$508,824	$447,662	$346,140
MH Segment	220,408	221,485	184,730
Total	$729,232	$669,147	$530,870
Operating profit:
RV Segment	$43,850	$43,144	$32,637
MH Segment	21,037	22,566	17,742
Amortization of intangibles	(2,546)	(1,427)	(1,032)
Corporate and other	(7,684)	(6,685)	(5,779)
Other income	638	131	428
Total	$55,295	$57,729	$43,996

Net sales and operating profit by segment, as a percent of the total, are as follows for the years ended December 31,:

	2006	2005	2004
Net sales:
RV Segment	70%	67%	65%
MH Segment	30%	33%	35%
Total	100%	100%	100%
Operating profit:
RV Segment	79%	72%	72%
MH Segment	38%	42%	42%
Amortization of intangibles	(5)%	(2)%	(2)%
Corporate and other	(14)%	(12)%	(13)%
Other income	1%	-	1%
Total	100%	100%	100%

Operating profit margin by segment are as follows for the years ended December 31,:

	2006	2005	2004
RV Segment	8.6%	9.6%	9.4%
MH Segment	9.5%	10.2%	9.6%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Highlights

▪
Net sales for 2006 increased $60 million (9 percent) from 2005. The increase in net sales in 2006 included sales price increases of approximately $31 million and sales of about $19 million due to acquisitions. The balance of the sales growth was generated by sales of newly introduced products and market share gains, partially offset by the decrease in hurricane-related sales of approximately $20 million and the weakness in both the RV and MH industries in the latter part of 2006.

▪	Net income for 2006 decreased 8 percent from 2005. Net income declined for several reasons, including:

•
The negative impact due to the decline in wholesale shipments in the RV industry during the latter part of 2006 more than offset the positive impact of the increase in wholesale shipments in the RV industry during the first half of 2006.

•	Declines in wholesale shipments in the manufactured housing industry during 2006.
•	The year-over-year decrease in sales of components for emergency housing resulting from the 2005 Gulf Coast hurricanes.
•	Increased losses related to the specialty trailer operation in Indiana, which was closed during the third quarter of 2006.
•	Lower margins on some of the Company’s newer products, largely due to competitive pressures. Sales of these newer products increased significantly in 2006.
•	An increase in stock-based compensation expense.

These factors were partially offset by:

•	The favorable impact in 2006 of spreading fixed costs over a larger sales base.
•	Accretive results from Happijac, acquired in June 2006, which supplies bed-lifts to the growing toy hauler RV market, net of the related increase in interest and amortization expenses.
•	The new window factory in Arizona, opened in 2005, achieved an operating profit in 2006, compared to a start-up loss in 2005.
•	The negative impact on 2005 results of charges of $0.9 million ($0.5 million after taxes and the direct impact on incentive compensation) related to legal proceedings.

▪
In response to the slowdowns in both the RV and MH industries in the latter part of 2006, the Company reduced its hourly workforce to match current production levels, closed several facilities and consolidated these operations into other existing facilities, and reduced fixed overhead where prudent, including reducing staff levels by more than 50 salaried employees. These facility consolidations and fixed overhead reductions are expected to reduce costs by more than $4 million in 2007 (before taxes and net of incentive compensation), and the Company is considering additional facility closings to optimize capacity utilization.

▪
During the last few years, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps and suspension systems for towable RVs, and bed lifts, thermoformed bath and kitchen products, and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products is over $700 million, and in the fourth quarter of 2006, the Company’s sales of these products were running at an annualized rate of approximately $100 million, as compared to an annualized rate of approximately $70 million in the fourth quarter of 2005.

▪
On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. The minimum aggregate purchase price was $5.5 million, of which $3.3 million was paid at closing and the balance will be paid over the next five years. The aggregate purchase price, including non-compete agreements, could increase to a maximum of $8.1 million if certain sales targets for these products are achieved by Lippert over the next five years. The acquisition was financed with borrowings under the Company’s line of credit. The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

▪
On June 12, 2006, Lippert acquired certain assets and the business of Utah-based Happijac Company (“Happijac”), a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to the acquisition. The purchase price of $30.3 million was financed through the issuance of $15.0 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings under the Company’s line of credit, and the assumption of $0.7 million of equipment loans.

▪
On March 10, 2006, the Company acquired certain assets and the business of California-based SteelCo., Inc. (“Steelco”), which manufactures chassis and components for RVs and manufactured housing. Steelco had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.2 million which was funded with borrowings under the Company’s line of credit. The Company has integrated SteelCo’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo terminated litigation pending between them.

RV Segment

Net sales of the RV Segment in 2006 increased 14 percent, or $61 million, over 2005. Sales growth included (i) organic growth of approximately $40 million, or 9 percent, compared to an 8 percent increase in industry shipments of travel trailers and fifth wheel RVs, which excludes the ELUs purchased by FEMA and the estimated travel trailers purchased by dealers restocking units purchased directly by FEMA from dealers, (ii) sales price increases of approximately $15 million, and (iii) the impact of acquisitions of approximately $14 million, partially offset by a decrease of approximately $8 million in hurricane-related RV sales. The Company’s average content for the RVs and ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, excluding ELUs, for the years ended December 31, divided by the wholesale shipments of the different types of RVs by the industry, excluding ELUs, for the years ended December 31, are as follows:

	2006	2005	Percent Change
Content per Travel Trailer and
Fifth Wheel RVs	$1,564	$1,379	13%
Content per Motorhomes	$288	$241	20%
Content per all RVs	$1,212	$1,048	16%

According to the RVIA, industry production for the years ended December 31, are as follows:

	2006	2005	Percent Change
Travel Trailer and Fifth
Wheel RVs	292,400	281,400	4%
Motorhomes	55,900	61,400	(9)%
All RVs	390,500	384,400	2%
ELUs	31,400	38,900	(19)%

Operating profit of the RV Segment in 2006 increased 2 percent to $43.9 million due to the increase in net sales, offset by a decrease in the operating profit margin to 8.6 percent of net sales, compared to 9.6 percent of net sales in 2005.

The operating profit margin in 2006 was negatively impacted by the losses incurred in the Company’s recently closed Indiana specialty trailer operation ($3.3 million loss in 2006 compared to a $2.4 million loss in 2005), increases in material costs as a percent of sales, lower margins on some of the newer products introduced by the Company largely due to competitive pressures, higher delivery costs, and the sharp decline in industry shipments in the latter part of 2006, partially offset by the spreading of fixed costs over a larger sales base and lower overtime and health insurance costs.

Selling, general and administrative expenses of this segment remained steady at 11.6 percent of net sales in both 2006 and 2005, due to the spreading of fixed costs over a larger sales base, lower incentive compensation expense as a percent of sales, and a decline in the provision for bad debts, offset by increases in delivery costs and stock-based compensation expense due to the stock option grant in November 2005. Employee stock options have historically been granted in November of every other year.

MH Segment

Net sales of the MH Segment in 2006 declined $1 million from 2005. Excluding the impact of acquisitions (approximately $5 million) and sales price increases (approximately $16 million), sales of the MH Segment decreased $22 million, or 10 percent, from 2005, compared to a 20 percent decrease in industry-wide production of manufactured homes. This decline in industry-wide production of manufactured homes from 2005 to 2006 is partly a result of the units purchased by FEMA during the last four months of 2005. The Company estimates that its FEMA related sales in 2005 was approximately $12 million higher than 2006. The purchases by FEMA in late 2005 and early 2006 were primarily single-section homes, in which the Company has substantially less product content per home than multi-section homes.

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for MHs for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, are as follows:

	2006	2005	Percent Change
Content per Homes Produced	$1,784	$1,507	18%
Content per Floors Produced	$1,014	$897	13%

According to the MHI, industry production for the years ended December 31, are as follows:

	2006	2005	Percent Change
Total Homes Produced	117,400	147,000	(20)%
Total Floors Produced	206,600	246,900	(16)%

Operating profit of the MH Segment in 2006 declined 7 percent to $21.0 million due to the decrease in the operating profit margin to 9.5 percent of net sales in 2006, compared to 10.2 percent of net sales in 2005. Operating profit of this segment for 2006 includes a gain of $1.0 million ($0.8 million net of the related increase in incentive compensation) related to the sale of closed facilities. Operating profit of this segment for 2005 includes a charge of $1.0 million ($0.8 million net of the related reduction in incentive compensation), related to an adverse ruling in, and subsequent settlement of, litigation. Excluding the impact of the gain on the sale of closed facilities in 2006, and the litigation costs in 2005, the operating profit margin of this segment would have been 9.2 percent for 2006, compared to 10.5 percent for 2005.

The operating profit margin of the MH Segment in 2006 was negatively impacted by increases in material costs as a percent of sales and the sharp decline in industry shipments in the latter part of 2006, partially offset by direct labor efficiencies, and lower overtime and delivery costs. The operating profit of the MH Segment was positively affected by the new window factory in Arizona, which opened in 2005, and achieved an operating profit in 2006, compared to a start-up loss in 2005.

Selling, general and administrative expenses of this segment declined to 13.9 percent of net sales in 2006, from 14.7 percent in 2005. Excluding the impact of the reversal of the litigation charge noted above, selling, general and administrative expenses were 14.4 percent in 2005. The 2006 decline is due to lower delivery costs and lower incentive compensation expense, partially offset by an increase in stock-based compensation expense due to the stock option grant in November 2005. Employee stock options have historically been granted in November of every other year.

As discussed above, the Company has remained profitable in this segment despite the nearly 70 percent decline in MH industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment, however a further significant downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment.

Corporate and Other

Corporate and other expenses for 2006 increased $1.0 million compared to 2005. The increases for 2006 were due largely to (i) approximately $0.5 million in costs incurred for due diligence in connection with an acquisition which was not completed, (ii) increases in staff costs partly due to the increased corporate governance requirements, and compliance with Section 404, of Sarbanes-Oxley, and (iii) an increase in stock based compensation expense due to the stock option grant in November 2005, partially offset by a decline in incentive based compensation.

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2006 and 2005, the Company received payments aggregating approximately $0.7 million and $0.6 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $2.4 million at December 31, 2006, which is fully reserved. In January 2007, the Company received a scheduled payment on the note of $0.8 million including interest.

Simultaneously with the sale, the Company entered into a conditional equipment lease and a license agreement with the buyer. In March 2005, the buyer and owner of the manufacturing process related to this intellectual property informed the Company that it could not perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment did not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $0.5 million, largely offsetting the 2005 gain on the collection of the note.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated Highlights

▪
Net sales for 2005 increased $138 million (26 percent) from 2004. The increase in net sales in 2005 consisted of organic growth of about $35-$38 million, sales price increases of $30-$33 million, sales growth of about $30 million due to acquisitions, and sales of components for emergency shelters purchased primarily by the Federal Emergency Management Agency (“FEMA”) of approximately $40 million.

▪	Net income for 2005 increased 34 percent from 2004, greater than the 26 percent increase in net sales due to:

•	The favorable impact on 2005 of spreading fixed costs over a larger sales base.

•
The negative impact on 2004 results of increases in steel costs that were not fully passed on to customers until early 2005. Sales price increases obtained in 2005 and 2004 were largely without profit margin.

These favorable factors were partially offset by:

•	Start-up losses in 2005 of approximately $3.3 million ($1.7 million after taxes and the direct impact on incentive compensation) related to new products and recently opened facilities.

•
During 2005 the Company increased its quality control efforts by adding dedicated quality control personnel at many of its larger manufacturing facilities. Quality control costs increased about $2.5 million ($1.3 million after taxes and the direct impact on incentive compensation) over 2004.

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

RV Segment

Net sales of the RV Segment in 2005 increased 29 percent, or $102 million, over 2004. Excluding the impact of an acquisition (approximately $13 million) and sales price increases (approximately $21 million), net sales of the RV Segment increased 19 percent, or approximately $67 million, compared to a 14 percent increase in industry-wide wholesale RV shipments including the ELUs ordered by FEMA. The Company’s average content for the units purchased by FEMA was less than the Company’s average content in typical travel trailers.

Operating profit of the RV Segment in 2005 increased 32 percent to $43.1 million due to the increase in net sales, and an increase in the operating profit margin to 9.6 percent of sales in 2005, compared to 9.4 percent of sales in 2004. The operating margin in 2005 was favorably impacted by the spreading of fixed costs over a larger sales base and lower workers compensation costs, while the operating profit margin in 2004 was negatively impacted by increases in steel costs that were not fully passed on to customers until early 2005. Sales price increases obtained in 2004 and 2005 substantially offset raw material cost increases, but included little, if any, profit margin.

Operating profit of the RV Segment in 2005 was reduced by (i) start-up losses of approximately $2.4 million (approximately $2.0 million net of the related reduction in incentive compensation), (ii) approximately $0.5 million of charges (approximately $0.4 million net of the related reduction in incentive compensation expenses) related to a settlement offer made by the Company in the action entitled SteelCo., vs. Lippert Components, Inc. et al, and (iii) increases in warranty and quality control costs. The Company has augmented its quality control effort to help minimize future warranty costs and maintain high customer satisfaction.

Selling, general and administrative expenses of this segment increased to 11.6 percent as a percent of sales in 2005 from 11.2 percent in 2004, due to increases in the provision for bad debts, administrative salaries, delivery costs and incentive compensation costs, which were only partially offset by the spreading of fixed costs over a larger sales base.

MH Segment

Net sales by the MH Segment in 2005 increased 20 percent, or $37 million, over 2004. Excluding the impact of acquisitions (approximately $17 million) and sales price increases (approximately $11 million), net sales of the MH Segment increased 5 percent, or approximately $9 million, compared to a 12 percent increase in industry-wide production of manufactured homes, including the FEMA units. Most, if not all, of the industry growth in 2005 was due to the homes purchased by FEMA, in which the Company has substantially less product content per home since FEMA purchased primarily single section homes rather than multi-section homes.

Operating profit of the MH Segment in 2005 increased 27 percent to $22.6 million due to the increase in net sales, and an increase in the operating profit margin to 10.2 percent of sales in 2005, compared to 9.6 percent of sales in 2004. Operating profit of this segment for 2005 and 2004 include charges of $1.0 million and $1.9 million, respectively ($0.8 million and $1.6 million, respectively, net of the related reduction in incentive compensation), related to an adverse ruling in, and subsequent settlement of, the action entitled Marlon Harris vs. Lippert Components, Inc., described in Part I, Item 3 “Legal Proceedings”. Excluding the impact of these litigation costs, the operating profit margin of this segment would have been approximately 10.5 percent for both 2005 and 2004.

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

Selling, general and administrative expense of this segment remained steady at 14.7 percent as a percent of sales in both 2005 and 2004, as higher delivery costs, administrative salaries and incentive compensation costs were offset by the spreading of fixed costs over a larger sales base.

Corporate and Other

Corporate and other expenses for 2005 increased $0.9 million compared to 2004 due largely to (i) increases in staff costs and travel due to the increased corporate governance requirements, and compliance with Section 404, of Sarbanes-Oxley, and (ii) increased incentive compensation due to increased profits.

Interest Expense, Net

The increase in interest expense, of approximately $0.9 million for 2006 resulted from (i) an increase in average debt levels during 2006, largely due to two acquisitions completed in 2006, Happijac and Steelco, with a combined purchase price of $34.4 million, partially offset by strong operating cash flows during the latter half of 2006, and (ii) an increase in the average interest rate associated with the Company’s borrowings under its line of credit.

The increase in interest expense, net, of approximately $0.5 million for 2005, was due to an increase in the average debt levels as a result of the acquisition of Venture Welding on May 20, 2005, and higher working capital levels largely due to the sales growth. The increase in interest expense due to higher average debt levels was partially offset by savings resulting from a reduction in the average interest rate, largely due to the payoff of higher interest debt, and $0.3 million of interest costs capitalized during 2005 in connection with capital projects.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by approximately $0.5 million on each quarterly reset date beginning September 29, 2006. At December 31, 2006, the notional amount was $13.9 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes issued on June 13, 2006, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap was ($0.1 million) (net of taxes of $0.1 million) at December 31, 2006.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.35 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date beginning February 15, 2005. At December 31, 2006, the notional amount was $12.0 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap was $0.2 million (net of taxes of $0.1 million) and $0.3 million (net of a taxes of $0.2 million) at December 31, 2006 and 2005, respectively.

Provision for Income Taxes

The effective tax rate for 2006 was approximately 38.8 percent, compared to 37.8 percent in 2005 and 38.5 percent in 2004. The change in the effective tax rate for 2006 is due to an increase in the Company’s tax reserve estimates and a change in the composition of pre-tax income for state tax purposes. The effective tax rate for 2006 and 2005 gives effect to the provisions of the Jobs Creation Act of 2004 which reduced the effective Federal tax rate on manufacturing activities by approximately 1 percent. In 2007, the tax credit created by the Jobs Creation Act of 2004 doubles, however management anticipates that much of these federal tax savings will be offset by higher state income tax expense.

New Accounting Standards

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this standard.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the years ended December 31, (in thousands):

	2006	2005	2004
Net cash flows provided by operating activities	$67,021	$32,253	$9,012
Net cash flows used for investing activities	$(51,925)	$(41,441)	$(48,240)
Net cash flows (used for) provided by
financing activities	$(13,396)	$11,849	$33,051

Cash Flows from Operations

Net cash flows from operating activities increased approximately $34.8 million in 2006 compared to 2005. The major factors impacting cash flows from operating activities were:

a)
A $17.3 million decrease in accounts receivable during 2006, compared to an increase of $7.5 million in 2005. The decrease in accounts receivable during 2006 was due to a decline in net sales in December 2006, and a decline in the days sales outstanding to approximately 16 days at December 31, 2006, as compared to 21 days at December 31, 2005. The decrease in days sales outstanding was primarily due to the timing of collections.

b)
A $20.2 million decrease in inventories during 2006, compared to an increase of $27.4 million in 2005. The decrease in inventory in 2006 resulted from a concerted effort by management to reduce the number of days of inventory on hand at all locations and lower inventory requirements due to the decline in sales volume, partially offset by (i) higher inventory requirements for newly introduced products, (ii) higher raw material costs, and (iii) increased use of imported components which require a longer lead time. The increase in inventory in 2005 resulted from (i) additional inventory requirements to meet increased sales volume due largely to FEMA-related orders, seasonality and new product offerings, and (ii) the Company’s strategic buying of steel in advance of announced price increases, partially offset by a concerted effort by management to reduce inventory on hand at all locations. On both December 31, 2006 and 2005, there was less than a two week supply of finished goods on hand.

c)
A $3.7 million increase in depreciation and amortization during 2006, as compared to 2005. The increase in depreciation in 2006 resulted from the significant capital expenditures made by the Company over the last several years, coupled with an increase in amortization as a result of intangible assets purchased in acquisitions of businesses.

d)
An offset of $37.3 million due to a decline in accounts payable, accrued expenses and other current liabilities in 2006, compared to an increase in 2005. The decrease in 2006 was primarily due to (i) higher payable balances at the beginning of the 2006 period because of an increase in purchases of inventory during the fourth quarter of 2005 to meet FEMA demand, (ii) reduced inventory purchases in the latter part of the fourth quarter of 2006, and (iii) the timing of payments. Trade payables are generally paid within the discount period.

e)
An offset of $2.9 million in prepaid expenses and other assets primarily due to an increase in prepaid expenses and other assets in 2006, resulting from the timing of federal tax payments and insurance premiums, as compared to a decrease in 2005.

Net cash flows from operating activities increased approximately $23.2 million in 2005 as compared to 2004 due to an $8.5 million increase in net income as well as:

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

Cash Flows from Investing Activities

Cash flows used for investing activities of $51.9 million in 2006 include approximately $29.5 million for the acquisition of Happijac, $4.2 million for the acquisition of Steelco and $22.2 million for capital expenditures, offset by proceeds of $4.0 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit, Senior Promissory Notes and cash flow from operations. Capital expenditures for 2007 are anticipated to be approximately $15-$18 million and are expected to be funded by cash flows from operations.

Cash flows used for investing activities of $41.4 million in 2005 include $18.6 million for the acquisition of Venture. The balance of the cash flows from investing activities consisted primarily of $26.1 million in capital expenditures, offset by proceeds of $2.7 million received from the sale of fixed assets. Capital expenditures and the acquisition were financed with $20.0 million of Senior Promissory Notes, a $2.0 million real estate mortgage, borrowings under the Company’s line of credit, and cash flow from operations.

Cash Flows from Financing Activities

Cash flows used for financing activities for 2006 of $13.4 million include a net decrease in debt of $18.3 million, and cash flows provided by the exercise of employee stock options of $3.3 million, which includes the related tax benefits. The decrease in debt is due to debt payments of $33.3 million, offset by new Senior Promissory Notes of $15.0 million. The increase in borrowings under the Senior Promissory Notes was used primarily to fund the June 2006 acquisition of Happijac.

Cash flows provided by financing activities for 2005 include a net increase in debt of $1.8 million, and cash flows provided by the exercise of employee stock options of $10.5 million, which includes the related tax benefits. The increase in debt includes new debt comprised of $20.0 million of Senior Promissory Notes and a $2.0 million real estate mortgage, offset by debt payments of $16.9 million and a net reduction in the amount borrowed under the Company’s line of credit of $3.3 million.

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). On March 10, 2006, the maximum borrowings under the Company’s line of credit were increased by $10.0 million to $70.0 million in connection with the acquisition of SteelCo., Inc. and to meet increased working capital needs due to the increase in sales. The maximum borrowings under the line of credit can be increased by an additional $20.0 million, upon approval of the lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at December 31, 2006) depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009.

Borrowings under the Company’s $70.0 million line of credit at December 31, 2006 were $12.0 million. In addition, the Company had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $55.3 million at December 31, 2006. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements.

Simultaneous with the refinancing of the Company’s Credit Agreement, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate principal amount of up to $60.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes.

On April 29, 2005, the Company issued $20.0 million of Senior Promissory Notes to Prudential affiliates under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1.0 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Consolidated Financial Statements.

On June 13, 2006, the Company issued $15 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of seven years, at a variable interest rate equal to the 3 month LIBOR plus 1.65 percent per annum, payable at the rate of $0.5 million plus interest on the last business day of every March, June, September and December, beginning September 29, 2006. These funds were used for the acquisition of Happijac as described in the Notes to Consolidated Financial Statements.

As of December 31, 2006 the Company had borrowed $35.0 million under the “shelf-loan” facility, of which $28.0 million was outstanding at December 31, 2006. Availability under the Company's shelf-loan facility, subject to the approval of Prudential and its affiliates, was $25.0 million at December 31, 2006.

At December 31, 2006 the Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

Future minimum commitments relating to the Company's contractual obligations at December 31, 2006 are as follows (in thousands):

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term indebtedness	$55,680	$9,714	$32,138	$7,476	$6,352
Interest on fixed rate
indebtedness (a)	7,224	2,660	3,080	1,090	394
Interest on variable rate
indebtedness (b)	1,683	297	866	245	275
Operating leases	15,398	3,948	6,339	3,366	1,745
Capital Leases	403	208	175	20	-
Employment contracts	7,871	2,564	3,716	1,591	-
Royalty agreement (c)	313	313	-	-	-
Purchase obligations (d)	69,554	61,203	7,301	1,050	-
Total	$158,126	$80,907	$53,615	$14,838	$8,766

(a)
The Company has used the contractual payment dates and fixed interest rates, including the portion of the $12.0 million of borrowings under the line of credit, and the $14.0 million of Senior Promissory Notes, which have been effectively converted to fixed rate indebtedness through the use of interest rate swaps, to determine the estimated future interest payments on fixed rate indebtedness.

(b)
The Company has used the contractual payment dates and the variable interest rates in effect as of December 31, 2006, to determine the estimated future interest payments for variable rate indebtedness. Variable rate indebtedness excludes the indebtedness noted in footnote (a) which has been effectively converted to fixed rate indebtedness.

(c)
In addition to the minimum commitments shown here, the Royalty agreement provides for the Company to pay a royalty of 1 percent for the right to use certain patents related to slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5.0 million.

(d)
These contractual obligations are primarily comprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

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

The Company received notification in March 2007 from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 96.1 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

CONTINGENCIES

During 2006 Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, pending in the U.S. District Court, Central District of California, Southern Division (Case No. EDCV02-842JVS).  Plaintiff alleged that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) constituting unfair competition, and sought compensatory damages of $8.2 million, exemplary damages, and injunctive relief. Lippert defended against the allegations and asserted counterclaims against plaintiff. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated.

During 2006 Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District (Case No. SCVSS 094954). Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division and sought compensatory and exemplary damages. In September 2005, the parties agreed to settle this litigation for approximately $2.8 million, and on February 22, 2006 the court entered an order approving the settlement. The Company recorded charges of $1.0 million and $1.9 million in 2005 and 2004, respectively, related to this case.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert. Although plaintiffs did not assert a claim against Lippert, in order to avoid protracted litigation Lippert’s insurer paid $60,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert.

            On or about October 11, 2005 and October 12, 2005, two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al. (Case No. CV027691), and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. (Case No. 05AS04523). Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are substantially identical and the cases were consolidated. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert.

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005 equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

            Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights. Mandatory mediation was conducted, but there was no definitive outcome.

            On March 8, 2006, Zieman was served with a Summons and Complaint in an action entitled Dora Garcia et. al vs. Coral Construction Company, et. al. and Zieman Manufacturing Company, et. al. pending in the Superior/Municipal Court of the State of California, County of San Bernardino Central District (Case No. 134270). Plaintiff claims wrongful death damages resulting from an accident involving alleged brake failure of a 1973 Ford truck that was allegedly pulling a Zieman trailer. The court dismissed Zieman from this action on July 30, 2006.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. A trial date has not yet been established.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc. et. al. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated.

Plaintiffs allege that certain bathtubs manufactured by Kinro, and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development. Plaintiff alleges that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

Plaintiffs seek to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.

Defendants believe that the allegations in the Complaint are unfounded, and intend to vigorously defend against the claims, as well as plaintiffs’ standing as a class.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2006, would not be material to the Company’s financial position or annual results of operations.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's consolidated financial statements. Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting policies.

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

Self Insurance

The Company is self-insured for certain health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Warranty

The Company provides warranty terms based upon the type of product that is sold. The Company estimates the warranty accrual based upon various relevant factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Income Taxes

The Company's tax provision is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company's tax position. The Company established additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

The Company's accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon the Company's forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recording of a valuation reserve. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

Impairment of Long-lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value would be recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future. Actual results and events could differ significantly from management estimates.

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

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) - “Share-Based Payment” (“SFAS No. 123R”). This statement requires compensation expense to be measured based on the estimated fair value of the share-based awards and recognized in income on a straight-line basis over the requisite service period, which is generally the vesting period. The implementation of SFAS No. 123R had an impact on net income of less than $0.1 million in 2006 related to stock options granted prior to January 1, 2002, and will have no impact in 2007 and beyond.

From January 1, 2002, through December 31, 2005, the Company accounted for stock-based compensation under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) using the fair value method, which was considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company utilized the prospective method under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

All stock options granted are being expensed on a straight-line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the stock options were granted.

Prior to January 1, 2002, the Company had applied the "disclosure only" option of SFAS No. 123. Accordingly, no compensation cost has been recognized in 2004 and 2005 for stock options granted prior to January 1, 2002. If compensation cost for the Company's stock option plan had been recognized in the income statement based upon the fair value method, net income would have been reduced to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share amounts):

	2005	2004

Net income, as reported	$33,602	$25,108
Add: Compensation expense related to stock options
included in reported net income, net of related
tax effects	668	550
Deduct: Total compensation expense related to stock
options determined under fair value method for all
stock option awards, net of related tax effects	(740)	(799)

Pro forma net income	$33,530	$24,859

Net income per common share:
Basic - as reported	$1.60	$1.22
Basic - pro forma	$1.60	$1.21

Diluted - as reported	$1.56	$1.18
Diluted - pro forma	$1.56	$1.17

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business related to product returns, doubtful accounts, lease terminations, asset retirement obligations, post-retirement benefits and contingencies. Establishing reserves for these matters requires management's estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management's current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The prices the Company paid for key raw materials remained volatile during 2006 and 2005. In the first quarter of 2007, the Company received further cost increases from its suppliers of certain key raw materials. The Company did not experience any significant increase in its labor costs in 2006 and 2005 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.37 percent at December 31, 2006 based upon the November 15, 2006 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At December 31, 2006, the notional amount was $12.0 million. The fair value of the swap was zero at inception. At December 31, 2006 the fair value of the interest rate swap was $0.3 million. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.36 percent at December 31, 2006 based upon the December 29, 2006 reset date) and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by approximately $0.5 million on each quarterly reset date beginning September 29, 2006. At December 31, 2006, the notional amount was $14.0 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes issued on June 13, 2006, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap at December 31, 2006 was ($0.2 million).

At December 31, 2006, the Company had $26.4 million of fixed rate debt plus $25.9 million outstanding under the two interest rate swaps. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2006, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At December 31, 2006, the Company had $3.4 million of variable rate debt, excluding the $25.9 million outstanding under the two interest rate swaps. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to December 31, 2006, and outstanding borrowings of $3.4 million, future cash flows would be reduced by less than $0.1 million per annum.

In addition, the Company is periodically exposed to changes in interest rates as a result of temporary investments in money market funds; however, such investing activity is not material to the Company’s financial position, results of operations, or cash flow. If the actual change in interest rates is substantially different than 100 basis points, or the outstanding borrowings change significantly, the net impact of interest rate risk on the Company’s cash flow may be materially different than that disclosed above. Additional information required by this item is included under the caption “Inflation” in Item 7 of this Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Drew Industries Incorporated:

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule. We also have audited management's assessment, included in the accompanying Management’s Responsibility for Financial Statements, that Drew Industries Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that Drew Industries Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Drew Industries Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
March 13, 2007

Drew Industries Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004

Net sales	$729,232	$669,147	$530,870
Cost of sales	575,156	519,000	414,491
Gross profit	154,076	150,147	116,379
Selling, general and administrative expenses	99,419	92,549	72,811
Other income	638	131	428
Operating profit	55,295	57,729	43,996
Interest expense, net	4,601	3,666	3,139
Income before income taxes	50,694	54,063	40,857
Provision for income taxes	19,671	20,461	15,749
Net income	$31,023	$33,602	$25,108

Net Income per common share:

Basic	$1.43	$1.60	$1.22
Diluted	$1.42	$1.56	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except shares and per share amount)
	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$6,785	$5,085
Accounts receivable, trade, less allowances of
$1,501 in 2006 and $2,090 in 2005	17,828	33,583
Inventories	83,076	100,617
Prepaid expenses and other current assets	13,351	11,812
Total current assets	121,040	151,097
Fixed assets, net	124,558	116,828
Goodwill	34,344	22,118
Other intangible assets	24,801	10,652
Other assets	6,533	6,733
Total assets	$311,276	$307,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current maturities
of long-term indebtedness	$9,714	$11,140
Accounts payable, trade	12,027	26,404
Accrued expenses and other current liabilities	37,320	37,407
Total current liabilities	59,061	74,951
Long-term indebtedness	45,966	62,093
Other long-term liabilities	1,361	2,675
Total liabilities	$106,388	$139,719

Stockholders' equity
Common stock, par value $.01 per share: authorized
30,000,000 shares; issued 23,833,045 shares in 2006 and
23,625,793 shares in 2005	$238	$236
Paid-in capital	53,973	47,655
Retained earnings	170,038	139,015
Accumulated other comprehensive income	106	270
	224,355	187,176
Treasury stock, at cost - 2,149,325 shares in 2006 and 2005	(19,467)	(19,467)
Total stockholders' equity	204,888	167,709
Total liabilities and stockholders' equity	$311,276	$307,428

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$31,023	$33,602	$25,108
Adjustments to reconcile net income to cash flows
provided by operating activities:
Depreciation and amortization	15,669	11,945	9,300
Deferred taxes	653	(215)	(1,394)
(Gain) loss on disposal of fixed assets	(913)	(43)	828
Stock-based compensation expense	2,981	1,492	1,245
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	17,272	(7,484)	(6,127)
Inventories	20,219	(27,357)	(28,447)
Prepaid expenses and other assets	(2,213)	653	2,232
Accounts payable, accrued expenses and other liabilities	(17,670)	19,660	6,267
Net cash flows provided by operating activities	67,021	32,253	9,012

Cash flows from investing activities:
Capital expenditures	(22,250)	(26,092)	(27,058)
Acquisition of businesses	(33,695)	(17,880)	(21,388)
Proceeds from sales of fixed assets	4,032	2,663	369
Other investments	(12)	(132)	(343)
Net cash flows used for investing activities	(51,925)	(41,441)	(48,420)
Cash flows from financing activities:
Proceeds from line of credit and other borrowings	182,670	199,275	221,846
Repayments under line of credit and other borrowings	(200,955)	(197,466)	(190,418)
Exercise of stock options	3,339	10,360	1,979
Other	1,550	(320)	(356)
Net cash flows (used for) provided by
financing activities	(13,396)	11,849	33,051

Net increase (decrease) in cash	1,700	2,661	(6,357)

Cash and cash equivalents at beginning of year	5,085	2,424	8,781
Cash and cash equivalents at end of year	$6,785	$5,085	$2,424

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest on debt	$4,555	$3,713	$2,987
Income taxes, net of refunds	$18,619	$14,607	$15,053

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

				Accumulated
				Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance - December 31, 2003	$226	$32,589	$80,305	$-	$(19,467)	$93,653
Net income			25,108			25,108
Unrealized gain on interest rate
swap, net of taxes				59		59
Comprehensive income						25,167
Issuance of 204,560 shares of
common stock pursuant to stock
options exercised	2	1,147				1,149
Income tax benefit relating to
issuance of common stock
pursuant to stock options
exercised		830				830
Stock-based compensation expense		1,245				1,245
Balance - December 31, 2004	228	35,811	105,413	59	(19,467)	122,044
Net income			33,602			33,602
Unrealized gain on interest rate
swap, net of taxes				211		211
Comprehensive income						33,813
Issuance of 847,020 shares of
common stock pursuant to stock
options exercised	8	4,990				4,998
Income tax benefit relating to
issuance of common stock
pursuant to stock options
exercised		5,362				5,362
Stock-based compensation expense		1,492				1,492
Balance - December 31, 2005	236	47,655	139,015	270	(19,467)	167,709
Net income			31,023			31,023
Unrealized loss on interest rate
swaps, net of taxes				(164)		(164)
Comprehensive income						30,859
Issuance of 197,480 shares of
common stock pursuant to stock
options exercised	2	1,769				1,771
Income tax benefit relating to
issuance of common stock
pursuant to stock options
exercised		1,568				1,568
Stock-based compensation expense		2,981				2,981
Balance - December 31, 2006	$238	$53,973	$170,038	$106	$(19,467)	$204,888

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (collectively “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”). Drew, through its wholly-owned subsidiaries, supplies a broad array of components for recreational vehicles (“RVs”) and manufactured homes (“MHs”), and to a lesser extent manufactures specialty trailers and related axles. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

Manufactured products include vinyl and aluminum windows and doors, chassis, chassis parts, RV slide- out mechanisms and related power units, electric stabilizer jacks, and bath products. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems and thermoformed bath and kitchen products for RVs.

Approximately 70 percent of the Company's sales in 2006 were made by its RV products segment and 30 percent were made by its MH products segment. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. At December 31, 2006, the Company operated 43 plants in 18 states and one plant in Canada.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which consist of money market funds, are recorded at cost which approximates market value. At December 31, 2006 and 2005, the Company had $0.7 million and $0.4 million, respectively, in restricted cash.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2006 and 2005, goodwill that arose from acquisitions was $34.3 million and $22.1 million, respectively. Under SFAS No. 142, "Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets, as described in SFAS No. 142.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

In 2006, 2005 and 2004 the Company recorded a charge to operations of $0.9 million, $0.2 million and $0.5 million, respectively, related to impairments of long lived assets, and an additional charge to operations in 2005 and 2004 of $0.1 million and $0.4 million, respectively, related to lease terminations, all of which are recorded in cost of sales in the Consolidated Statements of Income.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's borrowings under its line of credit and other variable rate borrowings approximate the book value due to their floating rate interest rate terms. The fair value of the Company's senior promissory notes and other fixed rate borrowings are estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company's interest rate swaps are based upon prevailing market values for similar instruments.

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) - “Share-Based Payment”(“SFAS No. 123R”). This statement requires compensation expense to be measured based on the estimated fair value of the share-based awards and recognized in income on a straight-line basis over the requisite service period, which is generally the vesting period. The implementation of SFAS No. 123R had an impact on net income of less than $0.1 million in 2006 related to stock options granted prior to January 1, 2002, and will have no impact in 2007 and beyond.

From January 1, 2002, through December 31, 2005, the Company accounted for share-based compensation under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) using the fair value method, which was considered the preferable method of accounting for stock-based employee compensation. During the transition period, the Company utilized the prospective method under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

All stock options granted are being expensed on a straight-line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the stock options were granted. The accounting for stock options resulted in charges to operations of $2.3 million, $1.1 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006		2005		2004

Risk-free interest rate	4.57%		4.50%		3.54%
Expected volatility	33.1%		32.1%		34.7%
Expected life	5.7	years	4.8	years	5.2	years
Contractual life	6.0	years	6.0	years	6.0	years
Dividend yield	N/A		N/A		N/A
Fair value of stock options granted	$10.58		$10.05		$5.91

Prior to January 1, 2002, the Company had applied the "disclosure only" option of SFAS No. 123. Accordingly, no compensation cost has been recognized in 2004 and 2005 for stock options granted prior to January 1, 2002. If compensation cost for the Company's stock option plan had been recognized in the income statement based upon the fair value method for stock options granted prior to January 1, 2002, net income would have been reduced to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share amounts):

	2005	2004

Net income, as reported	$33,602	$25,108
Add: Compensation expense related to stock options included
in reported net income, net of related tax effects	668	550
Deduct: Total compensation expense related to stock options
determined under fair value method for all stock option
awards, net of related tax effects	(740)	(799)

Pro forma net income	$33,530	$24,859

Net income per common share:
Basic - as reported	$1.60	$1.22
Basic - pro forma	$1.60	$1.21

Diluted - as reported	$1.56	$1.18
Diluted - pro forma	$1.56	$1.17

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collectability is reasonably assured, and the sales price is fixed or determinable.

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $27.8 million, $25.4 million and $19.3 million in 2006, 2005 and 2004, respectively.

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

The Company has remained profitable in the MH Segment despite the nearly 70 percent decline in MH industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to the MH Segment for potential impairment, however a further significant downturn in this industry could result in an impairment of the goodwill or other intangible assets of the MH Segment.

2. SEGMENT REPORTING

The Company has two reportable operating segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide out mechanisms and related power units and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers. The MH Segment manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers, which aggregated approximately $25.0 million, $33.1 million and $17.5 million in 2006, 2005 and 2004, respectively, sales to industries other than manufacturers of RVs and MHs are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes, thus the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

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

Effective with the second quarter of 2006, the Company considers certain intersegment operations, previously reported as part of the MH Segment, to be part of the RV Segment, and therefore the segment disclosures from 2005, 2004 and the first quarter of 2006 have been reclassified to conform to the presentation going forward. The RV Segment operating profit was increased by $1.4 million and $0.8 million in 2005 and 2004, respectively, with an opposite affect on the MH Segment. Information relating to segments follows (in thousands):

		Segments		Corporate	Intangible
	RV	MH	Total	and Other	Assets	Total

Year ended December 31, 2006
Revenues from external
customers(a)	$508,824	$220,408	$729,232			$729,232
Segment operating profit (loss)(b)	43,850	21,037	64,887	$(7,046)	$(2,546)	55,295
Segment assets(c)	149,961	75,468	225,429	26,091	59,756	311,276
Expenditures for long-lived
assets(d)	17,009	6,598	23,607	4		23,611
Depreciation and amortization	7,816	5,290	13,106	17	2,546	15,669

Year ended December 31, 2005
Revenues from external
customers(a)	$447,662	$221,485	$669,147			$669,147
Segment operating profit (loss)(b)	43,144	22,566	65,710	$(6,554)	$(1,427)	57,729
Segment assets(c)	162,546	88,436	250,982	22,881	33,565	307,428
Expenditures for long-lived
assets(d)	17,542	13,914	31,456	39		31,495
Depreciation and amortization	6,429	4,062	10,491	27	1,427	11,945

Year ended December 31, 2004
Revenues from external
customers(a)	$346,140	$184,730	$530,870			$530,870
Segment operating profit (loss)(b)	32,637	17,742	50,379	$(5,351)	$(1,032)	43,996
Segment assets(c)	120,974	77,196	198,170	16,301	23,582	238,053
Expenditures for long-lived
assets(d)	25,466	13,377	38,843	36		38,879
Depreciation and amortization	4,196	4,043	8,239	29	1,032	9,300

a)
One customer of the RV Segment accounted for 23 percent, 21 percent and 22 percent of the Company’s consolidated net sales in the years ended December 31, 2006, 2005, and 2004, respectively. One customer of both segments accounted for 19 percent, 20 percent and 17 percent of the Company’s consolidated net sales in the years ended December 31, 2006, 2005 and 2004, respectively, and another customer of both segments accounted for 12 percent of the Company’s consolidated net sales for the year ended December 31, 2004.

b)	Certain general and administrative expenses of Kinro and Lippert are allocated between the segments based upon sales or operating profit, depending upon the nature of the expense.

c)
Segment assets include accounts receivable, inventories and fixed assets. Corporate and other assets include cash and cash equivalents, prepaid expenses and other current assets, deferred taxes and other assets, excluding intangible assets. Intangibles include goodwill, other intangible assets and deferred charges which are not considered in the measurement of each segment’s performance.

d)
Segment expenditures for long-lived assets include capital expenditures and fixed assets purchased as part of the acquisition of companies and businesses. The Company purchased $1.4 million, $5.4 million and $11.8 million of fixed assets as part of the acquisitions of businesses in 2006, 2005 and 2004, respectively. Expenditures for other long-lived assets, goodwill and other intangible assets are not included in the segment since they are not considered in the measurement of each segment’s performance.

Product revenue was as follows for the years ended December 31, (in thousands):

	2006	2005	2004
Recreational Vehicles:
Chassis and chassis parts	$216,391	$194,113	$156,873
Windows, doors and screens	117,985	112,269	98,040
Slide-out mechanisms	104,777	89,661	66,441
Axles	39,153	9,974	501
Specialty trailers	24,983	33,064	17,231
Other	5,535	8,581	7,054
	508,824	447,662	346,140
Manufactured Housing:
Windows, doors and screens	88,827	93,563	80,222
Chassis and chassis parts	87,221	83,013	68,606
Shower and bath units	19,792	19,425	17,159
Axles and tires	18,390	14,346	6,396
Other	6,178	11,138	12,347
	220,408	221,485	184,730
Net Sales	$729,232	$669,147	$530,870

3. ACQUISITIONS, GOODWILL, AND INTANGIBLE ASSETS

Acquisition of Trailair and Equa-Flex

On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. The minimum aggregate purchase price was $5.5 million, of which $3.3 million was paid at closing and the balance will be paid over the next five years. The aggregate purchase price, including non-compete agreements, could increase to a maximum of $8.1 million if certain sales targets for these products are achieved by Lippert over the next five years. The acquisition was financed with borrowings under the Company's existing line of credit. The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

Acquisition of Happijac

On June 12, 2006, Lippert acquired certain assets and the business of Utah-based Happijac Company (“Happijac”), a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to the acquisition. The results of the acquired Happijac business have been included in the Company’s Consolidated Statement of Income beginning June 12, 2006. For the remainder of 2006, subsequent to the acquisition, Happijac had sales of approximately $8.5 million.

The purchase price of $30.3 million was financed through the issuance of $15.0 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings under the Company’s line of credit, and the assumption of $0.7 million of equipment loans. The $15.0 million of Senior Promissory Notes were swapped to a fixed rate as described in the Note 8. The Company entered into a facility lease agreement with the former owners of Happijac, and production continues in this leased facility.

The patents acquired from Happijac are primarily related to bedlifts. These patents are being amortized over their estimated remaining useful life, which at the date of acquisition was approximately 19 years.

Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$3,925
Patents	9,600
Other identifiable intangible assets	6,400
Goodwill (tax deductible)	10,338
Total consideration	30,263
Less: Debt assumed	(732)
Total cash consideration	$29,531

Acquisition of SteelCo.

On March 10, 2006, Lippert acquired certain assets and the business of California-based SteelCo., Inc. (“SteelCo”), which manufactures chassis and components for RVs and manufactured housing. SteelCo had annual sales for the year ended November 30, 2005 of approximately $8 million. The results of the acquired SteelCo business have been included in the Company’s Consolidated Statement of Income beginning March 10, 2006. The purchase price was $4.2 million which was funded with borrowings under the Company’s line of credit. The Company has integrated SteelCo’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo terminated litigation pending between them.

Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$756
Identifiable intangible assets	1,520
Goodwill (tax deductible)	1,888
Total cash consideration	$4,164

Acquisition of Venture

On May 20, 2005, Lippert acquired certain assets and the business of Elkhart, Indiana - based Venture Welding (“Venture”). Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units, and had annualized sales prior to the acquisition of approximately $18 million. The results of the acquired Venture business have been included in the Company’s Consolidated Statement of Income beginning May 20, 2005. The purchase price was approximately $18.6 million, excluding the existing accounts receivable of Venture, which were retained by the seller. The purchase price was funded through the issuance of $20.0 million of five year Senior Promissory Notes at the fixed interest rate of 5.01 percent. The acquisition included two of Venture’s four factories, and Lippert has consolidated production of certain of Venture’s products into Lippert’s existing factories. The acquisition also included certain patents that will permit Lippert to manufacture chassis using a cold camber process, as well as the hot camber process currently being used. Lippert expects to use the cold camber technology at its other MH chassis factories. Additionally, Lippert acquired a patent relating to the manufacture of chassis basement systems, which Lippert was previously using under license.

Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$5,810
Identifiable intangible assets	6,707
Goodwill (tax deductible)	6,056
Total cash consideration	$18,573

Acquisition of Zieman

On May 4, 2004, the Company acquired California-based Zieman Manufacturing Company (“Zieman”). Zieman is a manufacturer of specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and chassis and chassis parts for towable RVs and manufactured homes. The purchase price was $20.7 million, plus $5.2 million of Zieman’s debt which the Company assumed. The purchase price was funded with borrowings under the Company’s line of credit. Zieman had 10 plants in 4 states in the western United States. During 2005, Lippert closed three of these facilities and consolidated the production into other existing facilities. During 2006, the Company entered into a sale-leaseback transaction for another facility utilized by Zieman, as described in the Notes to the Consolidated Financial Statements.

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

Total consideration was allocated as follows (in thousands):

Net tangible assets acquired	$19,644
Identifiable intangible assets	2,600
Goodwill (tax deductible)	3,691
Total consideration	25,935
Less: Debt assumed	(5,240)
Total cash consideration	$20,695

Goodwill and Other Intangible Assets

Other intangible assets consist of the following at December 31, 2006 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$1,821	$651	$1,170	4 to 7
Customer relationships	11,280	2,244	9,036	8 to 16
Tradenames	2,700	609	2,091	5 to 14
Patents	13,265	761	12,504	5 to 19
Other intangible assets			$24,801

Other intangible assets consist of the following at December 31, 2005 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$681	$317	$364	4 to 7
Customer relationships	6,100	1,130	4,970	8 to 12
Tradenames	1,100	302	798	5 to 7
Patents	3,653	220	3,433	5 to 15
			9,565
Royalty agreement(a)			1,087
Other intangible assets			$10,652

a)
In February 2003, the Company entered into an agreement for a non-exclusive license for certain patents related to slide-out-systems. Royalties are payable on an annual declining percentage of sales of certain slide-out systems produced by the Company, with a minimum annual royalty of $1.0 million for 2002 and annual minimum royalties of $1.3 million for 2003 through 2006. The agreement also provides for the Company to pay a royalty of 1 percent on sales of certain slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5.0 million.

At December 31, 2006, the Company has a liability of $0.3 million relating to the present value of the remaining minimum royalties, classified in the Balance Sheet in accrued expenses and other current liabilities. The royalty agreement asset was reduced by $1.1 million in each of 2006 and 2005. Payments of $1.3 million were made in both 2006 and 2005. At December 31, 2005, the Company had a liability of $1.5 million relating to the present value of the remaining minimum royalties, classified in the Balance Sheet in accrued expenses and other current liabilities ($1.2 million) and other long term liabilities ($0.3 million).

The expense related to the royalty agreement asset is classified in the Consolidated Statement of Income in Cost of Sales. In addition, the Company recorded $0.1 million of interest expense related to the accretion of the minimum royalty payments liability in both 2006 and 2005.

Other intangible assets by reportable segment at December 31, 2006 for the RV and MH segments are $18.7 million and $6.1 million, respectively. Amortization expense related to intangible assets (excluding goodwill) amounted to $2.3 million, $1.2 million and $0.7 million for 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five fiscal years is as follows: $2.9 million (2007), $2.7 million (2008), $2.6 million (2009), $2.5 million (2010) and $2.0 million (2011).

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - January 1, 2005	$3,201	$13,554	$16,755
Acquisition in 2005	6,056	-	6,056
Adjustment to 2004 acquisition	(6)	(687)	(693)
Balance - December 31, 2005	9,251	12,867	22,118
Acquisitions in 2006	-	12,226	12,226
Balance - December 31, 2006	$9,251	$25,093	$34,344

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2006. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2007, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

4.  INVENTORIES

  Inventories consist of the following at December 31, (in thousands):

	2006	2005
Finished goods	$13,513	$16,140
Work in process	3,868	3,256
Raw materials	65,695	81,221
Total	$83,076	$100,617

5.  FIXED ASSETS

Fixed assets, at cost, consist of the following at December 31, (in thousands):
			Estimated Useful
	2006	2005	Life in Years
Land	$14,860	$14,608
Buildings and improvements	76,563	73,823	10 to 40
Leasehold improvements	3,165	3,213	3 to 10
Machinery and equipment	73,172	61,049	3 to 12
Transportation equipment	3,889	3,665	3 to 7
Furniture and fixtures	8,223	6,975	2 to 10
Construction in progress	4,720	3,720
	184,592	167,053
Less accumulated depreciation and amortization	60,034	50,225
Fixed assets, net	$124,558	$116,828

On December 16, 2005, the Company completed the purchase of approximately 37 acres of land and buildings consisting of approximately 481,000 square feet of manufacturing and office space for approximately $6.0 million. The property was owned by the former principal owner and current executive of a significant customer of the Company. This space was used primarily to consolidate existing office space and manufacturing capacity from other leased facilities, as well as to provide manufacturing capacity for new product developments.

Depreciation and amortization of fixed assets is as follows for the years ended December 31, (in thousands):

	2006	2005	2004
Charged to cost of sales	$11,081	$8,828	$7,115
Charged to selling, general and
administrative expenses	1,905	1,554	991
Total	$12,986	$10,382	$8,106

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, (in thousands):

	2006	2005
Accrued employee compensation and fringes	$19,319	$23,349
Accrued warranty	3,990	3,139
Accrued expenses and other	14,011	10,919
Total	$37,320	$37,407

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense for the years ended December 31, (in thousands):

	2006	2005	2004
Balance at beginning of period	$3,139	$2,179	$1,172
Provision for warranty expense	5,160	4,408	3,041
Warranty costs paid	(4,309)	(3,448)	(2,034)
Balance at end of period	$3,990	$3,139	$2,179

7. RETIREMENT AND OTHER BENEFIT PLANS

The Company has discretionary defined contribution profit sharing plans covering substantially all eligible employees. The Company contributed $1.5 million, $1.3 million and $1.1 million to these plans during the years ended December 31, 2006, 2005 and 2004, respectively.

Effective December 1, 2006, Drew and Lippert adopted Executive Non-Qualified Deferred Compensation Plans (the “Plans”). Pursuant to the Plans, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. There were no deferrals in 2006. Each Plan participant is fully vested in all deferred compensation and earnings credited to his or her account. Drew and Lippert will be responsible for certain costs of Plan administration, which are not expected to be significant, but will not make any contributions to the Plans.

Pursuant to the Plans, payments to the Plan participants are made from the general unrestricted assets of Drew and Lippert, and Drew and Lippert’s obligations pursuant to the Plan are unfunded and unsecured.

8. LONG-TERM INDEBTEDNESS

Long-term indebtedness consists of the following at December 31, (dollars in thousands):

	2006	2005
Senior Promissory Notes payable at the rate of $1,000 per
quarter on January 29, April 29, July 29 and October 29,
with interest payable quarterly at the rate of 5.01 percent per
annum, final payment to be made on April 29, 2010	$14,000	$18,000
Senior Promissory Notes payable at the rate of $536 per
quarter on the last business day of March, June, September,
and December with interest payable at the rate of LIBOR
plus 1.65 percent per annum, final payment to be
made on June 28, 2013	13,929	-
Notes payable pursuant to a Credit Agreement expiring
June 30, 2009 consisting of a line of credit, not to
exceed $70,000 at December 31, 2006 and $60,000 at
December 31, 2005; interest at prime rate or LIBOR plus a
rate margin based upon the Company's performance(a) (b)	12,000	31,425
Industrial Revenue Bonds, interest rates at December 31,
2005 of 4.68 percent to 6.28 percent, due 2008 through 2017;
secured by certain real estate and equipment	8,077	9,416
Other loans primarily secured by certain real estate and
equipment, due 2009 to 2011, with fixed interest rates of
5.18 percent to 6.63 percent	5,780	10,351
Other loans primarily secured by certain real estate and
equipment, due 2011 to 2016, with variable interest rates of
7.00 percent to 8.50 percent	1,894	4,041
	55,680	73,233
Less current portion	9,714	11,140
Total long-term indebtedness	$45,966	$62,093

(a)
The weighted average interest rate on these borrowings, including the affect of the interest rate swap described below, was 4.35 percent and 5.43 percent at December 31, 2006 and 2005, respectively. Pursuant to the performance schedule, the interest rate on LIBOR loans was LIBOR plus 1.0 percent at December 31, 2006 and 2005.

(b)	As of December 31, 2006 and 2005, the Company had letters of credit of $2.7 million and $5.9 million outstanding under the line of credit, respectively.

The weighted average interest rate for the Company’s indebtedness was approximately 5.59 percent at both December 31, 2006 and 2005.

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). On March 10, 2006, the maximum borrowings under the Company’s line of credit were increased by $10.0 million to $70.0 million in connection with the acquisition of SteelCo and to meet increased working capital needs due to the increase in sales. The maximum borrowings under the line of credit can be increased by an additional $20.0 million, upon approval of the lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.00 percent to 1.80 percent (1.00 percent at December 31, 2006) depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009. Availability under the Company’s line of credit was $55.3 million at December 31, 2006.

Simultaneous with the refinancing of the Company’s Credit Agreement, the Company consummated a three-year “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate initial principal amount of up to $60.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes.

On April 29, 2005, the Company issued $20.0 million of Senior Promissory Notes to Prudential affiliates under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1.0 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Consolidated Financial Statements.

On June 13, 2006, the Company issued $15.0 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of seven years, at a variable interest rate equal to the 3 month LIBOR plus 1.65 percent per annum, payable at the rate of $0.5 million plus interest on the last business day of every March, June, September and December, beginning September 29, 2006. These funds were used for the acquisition of Happijac as described in the Notes to Consolidated Financial Statements. The $15.0 million of Senior Promissory Notes were swapped to a fixed rate as described below in this Note.

As of December 31, 2006 the Company had borrowed $35.0 million under the “shelf-loan” facility, of which $28.0 million was outstanding at December 31, 2006. Availability under the Company's shelf-loan facility, subject to the approval of Prudential and its affiliates, was $25.0 million at December 31, 2006.

The line of credit and the Senior Promissory Notes are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries in favor of the Lenders and Prudential on a pari passu basis.

Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At December 31, 2006 and 2005, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties.

The Company has unsecured letters of credit outstanding, unrelated to the Credit Agreement, which aggregate $7.3 million and $4.8 million at December 31, 2006 and 2005, respectively.

The amount of maturities of long-term indebtedness are as follows (in thousands):

2007	$9,714
2008	11,332
2009	20,806
2010	4,739
2011	2,737
Thereafter	6,352
55,680
Less current portion	9,714
Total long-term indebtedness	$45,966

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with a notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate plus the Company’s applicable spread and make periodic payments at a fixed rate of 3.35 percent plus the Company’s applicable spread, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date beginning February 15, 2005. At December 31, 2006, the notional amount was $12.0 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap was $0.2 million (net of taxes of $0.1 million) and $0.3 million (net of a taxes of $0.2 million) at December 31, 2006 and 2005, respectively.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with a notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by approximately $0.5 million on each quarterly reset date beginning September 29, 2006. At December 31, 2006, the notional amount was $13.9 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes issued on June 13, 2006, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion recognized in earnings currently. The fair value of this swap was ($0.1 million) (net of taxes of $0.1 million) at December 31, 2006.

The Company believes that current interest rates on instruments similar to its debt approximate the rates paid by the Company. Therefore, the book value of such debt approximates fair value at December 31, 2006 and 2005.

9. INCOME TAXES

The income tax provision in the Consolidated Statements of Income is as follows for the years ended December 31, (in thousands):

	2006	2005	2004
Current:
Federal	$15,284	$17,745	$14,655
State	3,734	2,931	2,487
Deferred:
Federal	807	(373)	(1,114)
State	(154)	158	(279)
Total income tax provision	$19,671	$20,461	$15,749

The provision for income taxes differs from the amount computed by applying the Federal statutory rate to income before income taxes for the following reasons for the years ended December 31, (in thousands):

	2006	2005	2004

Income tax at Federal statutory rate	$17,743	$18,922	$14,300
State income taxes, net of Federal income tax benefit	2,327	2,008	1,435
Non-deductible expenses	197	138	152
Manufacturing credit pursuant to Jobs Creation Act	(443)	(540)	-
Other	(153)	(67)	(138)
Provision for income taxes	$19,671	$20,461	$15,749

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, (in thousands):

	2006	2005
Deferred tax assets:
Accounts receivable	$659	$906
Inventories	1,477	1,649
Goodwill and other assets	2,251	2,963
Accrued insurance	1,207	2,440
Employee benefits	2,011	1,463
Other	1,027	1,444
Total deferred tax assets	8,632	10,865
Deferred tax liabilities:
Fixed assets	3,018	4,660
Other	66	169
Total deferred tax liabilities	3,084	4,829
Net deferred tax asset	$5,548	$6,036

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2006 will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

Tax benefits on stock option exercises of $1.6 million, $5.4 million and $0.8 million were credited directly to stockholders' equity for 2006, 2005 and 2004, respectively, relating to tax benefits which exceeded the compensation cost for stock options recognized in the financial statements.

Net deferred tax assets are classified in the Consolidated Balance Sheets as follows at December 31, (in thousands):

	2006	2005

Prepaid expenses and other current assets	$6,199	$7,712
Other long-term liabilities	(651)	(1,676)
	$5,548	$6,036

Included in prepaid expenses and other current assets are federal income tax refunds receivable of $2.6 million at December 31, 2006. Included in accrued expenses and other current liabilities are state income taxes payable of $3.7 million and $2.1 million at December 31, 2006 and 2005, respectively

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting this interpretation.

10.  COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating and capital leases at December 31, 2006 are summarized as follows (in thousands):

	Operating	Capital
	Leases	Leases
2007	$3,948	$208
2008	3,476	131
2009	2,863	44
2010	1,990	20
2011	1,376	-
Thereafter	1,745	-
Total minimum lease payments	$15,398	403
Less amounts representing interest		29
Present value of minimum lease payments		374
Less current portion		190
Total long term portion of capital lease obligations		$184

Rent expense for operating leases was $5.9 million, $5.0 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 the Company had employment contracts with ten of its employees and three consultants, which expire on various dates through June 2011. The minimum commitments under these contracts are $2.6 million in 2007, $2.1 million in 2008, $1.7 million in 2009, $1.3 million in 2010 and $0.3 million in 2011. In addition, the contracts with two of the employees, and an arrangement with the Company’s Chief Executive Officer, provide for incentives to be paid based on a percentage of profits, as defined.

Litigation

During 2006 Lippert was a defendant in an action entitled SteelCo., Inc. vs. Lippert Components, Inc. and DOES 1 though 20, inclusive, pending in the U.S. District Court, Central District of California, Southern Division (Case No. EDCV02-842JVS).  Plaintiff alleged that Lippert violated certain provisions of the California Business and Professions Code (Sec. 17000 et. seq.) constituting unfair competition, and sought compensatory damages of $8.2 million, exemplary damages, and injunctive relief. Lippert defended against the allegations and asserted counterclaims against plaintiff. In connection with the acquisition of SteelCo. by Lippert on March 10, 2006, the litigation was terminated.

During 2006 Lippert was a defendant in an action entitled Marlon Harris vs. Lippert Components, Inc. commenced in the Superior Court of the State of California, County of San Bernardino District (Case No. SCVSS 094954). Plaintiff was injured on a press brake machine while working at Lippert’s Rialto, California division and sought compensatory and exemplary damages. In September 2005, the parties agreed to settle this litigation for approximately $2.8 million, and on February 22, 2006 the court entered an order approving the settlement. The Company recorded charges of $1.0 million and $1.9 million in 2005 and 2004, respectively, related to this case.

On August 6, 2004, Keystone RV Company, Inc. filed a third-party petition against Lippert in an action entitled Feagins, et. al. v. D.A.R., Inc. d/b/a Fun Time RV, et. al. pending in the Probate Court, Denton County, State of Texas (Case No. IA-2002-330-01). Plaintiffs brought an action for wrongful death allegedly caused by an RV manufactured by defendant Keystone RV Company, Inc. (“Keystone”) seeking compensatory, future and exemplary damages. Keystone filed a third-party petition against Lippert for proportionate contribution from Lippert as the manufacturer, designer and supplier of certain components of the RV. Lippert’s liability insurer assigned counsel to defend Keystone’s claim against Lippert. Although plaintiffs did not assert a claim against Lippert, in order to avoid protracted litigation Lippert’s insurer paid $60,000 to a multi-party settlement between plaintiffs and the defendants in exchange for a release from plaintiffs and Keystone in favor of Lippert.

On or about October 11, 2005 and October 12, 2005, two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al. (Case No. CV027691), and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. (Case No. 05AS04523). Each case purports to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases are substantially identical and the cases were consolidated. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert.

Plaintiffs allege that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005 equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs allege that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs seek to certify a class of residents of California who purchased such new or used models. Plaintiffs seek monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ standing as a class. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights. Mandatory mediation was conducted, but there was no definitive outcome.

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

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc. et. al. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated.

Plaintiffs allege that certain bathtubs manufactured by Kinro, and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development. Plaintiff alleges that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

Plaintiffs seek to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.

Defendants believe that the allegations in the Complaint are unfounded, and intend to vigorously defend against the claims, as well as plaintiffs’ standing as a class.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2006, would not be material to the Company’s financial position or annual results of operations.

Income Taxes

The Company periodically undergoes examinations by the IRS, as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. During the third quarter of 2006, the IRS completed an audit of the Company’s 2003 federal tax return, and found no changes.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. A trial date has not yet been established.

The Company has assessed its risks associated with the above matter, as well as all other tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. The Company expects that the ultimate resolution of income tax related matters will not have a material adverse affect on the Company’s consolidated balance sheet or annual results of operations.

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. Under the sale-leaseback, the facility, with a net book value of approximately $2.7 million, was sold for approximately $5.7 million and leased-back under a 14 month operating lease at $15,000 per month. In connection with the sale, the Company received approximately $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage is due and payable in September 2007, and is secured only by the facility sold. The gain on this transaction, approximately $2.8 million after direct costs incurred on the transaction, was deferred, and will be recognized upon the payment of the mortgage. The Company intends to combine the operations previously conducted at this facility with its other West Coast operations.

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2006, 2005 and 2004, the Company received payments aggregating approximately $0.7 million, $0.6 million and $0.5 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $2.4 million at December 31, 2006, which is fully reserved. In January 2007, the Company received a scheduled payment on the note of $0.8 million including interest.

Simultaneously with the sale, the Company entered into a conditional equipment lease and a license agreement with the buyer. In March 2005, the buyer and owner of the manufacturing process related to this intellectual property informed the Company that it could not perfect the technology required for the Company to produce bath products using this new composite material. Therefore, the lease for the production equipment did not become effective. As a result, in the first quarter of 2005, the Company wrote-off related capitalized project costs which had a book value of approximately $0.5 million, largely offsetting the 2005 gain on the collection of the note.

11. STOCKHOLDERS' EQUITY

Stock-Based Awards

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan (the "2002 Equity Plan"), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options and restricted or deferred stock. The number of shares available for granting awards under the 2002 Equity Plan was 878,805 and 282,224 at December 31, 2006 and 2005, respectively. At the Annual Meeting of Stockholders held in May 2006, Stockholders approved an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 600,000 shares.

The 2002 Equity Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Under the 2002 Equity Plan, the Compensation Committee of Drew’s Board of Directors ("the Committee") determines the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant. The number of shares available under the 2002 Equity Plan, and the exercise price of stock options granted under the 2002 Equity Plan, are subject to adjustments by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate actions.

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

The Company has historically granted stock options to employees in November every other year, with the last grant in 2005, and to Directors every year in December, with the last grant in 2006. Outstanding stock options expire six years from the date of grant; stock options vest over service periods that range from one to five years.

Transactions in stock options under the 2002 Equity Plan are summarized as follows:

					Weighted
					Average
	Number of	Stock Option			Exercise
	Option Shares	Exercise Price			Price
Outstanding at December 31, 2003	1,968,640
Granted	65,000	$16.15	-	$16.16
Exercised	(204,560)	$4.41	-	$12.78
Canceled	(13,800)	$4.55	-	$12.78
Outstanding at December 31, 2004	1,815,280
Granted	626,000	$28.33	-	$28.71
Exercised	(847,020)	$2.84	-	$16.15
Canceled	(15,800)	$4.55	-	$12.78
Outstanding at December 31, 2005	1,578,460				$17.78
Granted	45,000			$26.39	26.39
Exercised	(197,480)	$4.55	-	$16.16	8.97
Canceled	(61,900)	$4.55	-	$28.33	18.15
Outstanding at December 31, 2006	1,364,080	$4.55	-	$28.71	$19.33
Exercisable at December 31, 2006	606,080	$4.55	-	$28.71	$15.03

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.8 million, $15.5 million and $2.4 million. The Company received cash of $1.8 million, $5.0 million and $1.1 million for years ended December 31, 2006, 2005 and 2004, respectively, upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $1.6 million, $5.4 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

Option		Option
Exercise	Shares	Remaining	Shares
Price	Outstanding	Life (Years)	Exercisable
$4.55	136,880	0.9	136,880
$7.88	30,000	2.0	30,000
$12.78	467,700	2.9	208,900
$13.80	30,000	3.0	30,000
$16.15	40,000	4.0	40,000
$16.16	12,000	3.9	3,000
$28.33	557,500	4.9	112,300
$28.71	45,000	5.0	45,000
$26.39	45,000	6.0	-

At December 31, 2006, the aggregate intrinsic value was $10.5 million for outstanding stock options and $7.0 million for exercisable stock options, and the weighted average remaining contractual term was 3.7 years for outstanding stock options and 3.0 years for exercisable stock options.

As of December 31, 2006, there was $5.8 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average remaining period of 3.3 years. Historically, upon exercise of stock options, new shares have been issued, instead of treasury shares.

In 2006, 2005 and 2004 pursuant to the 2002 Equity Plan, the Company awarded 9,451, 12,456 and 12,836 deferred stock units, respectively, to certain directors in lieu of cash fees earned by such directors. The number of deferred stock units awarded is determined by dividing 115 percent of the fee earned by the closing price of the Common Stock on the date the fees were earned.

Transactions in deferred stock units under the 2002 Equity Plan are summarized as follows:

		Stock Price
	Number of	at Date
	Shares	of Issuance
Outstanding at December31,2003	34,214
Issued	12,836	$13.90-$20.51
Outstanding at December31,2004	47,050
Issued	12,456	$18.06-$29.95
Outstanding at December31,2005	59,506
Issued	9,451	$25.01-$37.35
Exercised	(2,460)	$13.90-$29.95
Outstanding at December31,2006	66,497	$6.87-$37.35

In 2006, 2005 and 2004, the Company issued 10,868, 8,392 and 8,810 shares, respectively, of restricted stock in accordance with the performance-based incentive compensation of an employee, pursuant to an employment agreement.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31,:

	2006	2005	2004
Weighted average shares outstanding for
basic earnings per share	21,619,455	21,011,792	20,563,222
Common stock equivalents pertaining to
stock options	247,542	532,410	635,518
Total for diluted shares	21,866,997	21,544,202	21,198,740

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

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2006
Net sales	$208,461	$201,976	$180,743	$138,052	$729,232
Gross profit	43,701	44,605	37,918	27,852	154,076
Income before income taxes	16,583	16,692	11,466	5,953	50,694
Net income	10,205	10,231	6,937	3,650	31,023
Net income per common share:
Basic	.47	.47	.32	.17	1.43
Diluted	.47	.47	.32	.17	1.42

Stock Market Price
High	$37.65	$38.16	$31.19	$29.15	$38.16
Low	$29.00	$27.25	$22.65	$24.86	$22.65
Close (at end of quarter)	$35.55	$32.40	$25.26	$26.01	$26.01

Year Ended December 31, 2005
Net sales	$154,546	$163,023	$170,791	$180,787	$669,147
Gross profit	33,018	37,801	38,646	40,682	150,147
Income before income taxes	9,499	14,075	15,721	14,768	54,063
Net income	5,816	8,661	9,787	9,338	33,602
Net income per common share:
Basic	.28	.41	.46	.44	1.60
Diluted	.27	.40	.45	.43	1.56

Stock Market Price
High	$19.75	$22.70	$26.27	$31.66	$31.66
Low	$17.98	$18.62	$21.16	$24.75	$17.98
Close (at end of quarter)	$18.83	$22.70	$25.81	$28.19	$28.19

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

Management's Responsibility for Financial Statements

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2006.

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

(c) Changes in Internal Controls over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and implemented certain functions of the new software. While to date there have been no significant changes in the Company’s internal controls related to the new computer software, the Company anticipates that it will implement certain additional functionalities of the new computer software to further strengthen the Company’s internal controls.

Item 9B. OTHER INFORMATION.

None.
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the Company’s Directors and Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2007 (“2007 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities - Compliance with Section 16(a) of the Exchange Act” in the Company’s 2007 Proxy Statement and from the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act” in Part I of this Report.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors - Executive Compensation” and “Director Compensation” in the Company’s 2007 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities - Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2007 Proxy Statement.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 2. Appointment of Auditors” in the Company’s 2007 Proxy Statement.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed:

(1) Financial Statements.

(2) Schedules. Schedule II - Valuation and Qualifying Accounts.

(3) Exhibits. See Item 15 (c) - "List of Exhibits" incorporated herein by reference.

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

10.	Material Contracts.

10.164	Executive Employment and Non-Competition Agreement, dated January 2, 2004, by and between Lippert Components, Inc. and L. Douglas Lippert.

10.194	Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended.

10.195	License Agreement, dated February 28, 2003, by and among Versa Technologies, Inc., VT Holdings II, Inc. and Engineered Solutions LP, and Lippert Components, Inc.

10.197	Amended Change of Control Agreement by and between Fredric M. Zinn and Registrant, dated March 3, 2006, as amended on July 18, 2006.

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

10.214	Amended and Restated Employment Agreement between Registrant and David L. Webster, dated February 17, 2005.

10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors.

10.222	Employment Agreement by and between Lippert Components, Inc. and Jason D. Lippert, effective January 1, 2006.

10.223	Amended Change of Control Agreement by and between Harvey F. Milman and Registrant, dated March 3, 2006, as amended on July 18, 2006.

10.224	Memorandum to Leigh J. Abrams from the Compensation Committee of the Board of Directors dated November 15, 2006.

10.225	Asset Purchase Agreement dated as of May 20, 2005, by and among Lippert Components Manufacturing, Inc., Banks Corporation, William P. Banks and John K. Banks.

10.226	Non-Competition Agreement dated as of May 20, 2005, by and between Lippert Components Manufacturing Inc., and William P. Banks.

10.227	Non-Competition Agreement dated as of May 20, 2005, by and between Lippert Components Manufacturing Inc., and John P. Banks.

10.228	Amendment to Asset Purchase Agreement by and among Lippert Components Manufacturing, Inc., Banks Corporation, William P. Banks and John K. Banks.

10.229	Contract for Purchase and Sale of Real Estate by and between Lippert Components Manufacturing, Inc. and Banks Enterprises, Inc.

10.230
Second Amendment to Amended and Restated Credit Agreement dated as of March 10, 2006 by and among Kinro, Inc., Lippert Components, Inc., KeyBank, National Association, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent.

10.231	Executive Non-Qualified Deferred Compensation Plan.

Exhibit 10.164 is incorporated by reference to the Exhibit bearing the same number included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit 10.194 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 23, 2007.

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

Exhibit 10.224 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on November 20, 2006.

Exhibits 10.225-10.229 are incorporated by reference to Exhibits 10.1-10.5 included in the Company’s Form 8-K/A filed on July 19, 2005.

Exhibits 10.197 and 10.223 are incorporated by reference to Exhibits 10.1-10.2 included in the Company’s Forms 8-K filed on March 7, 2006 and March 1, 2007.

Exhibit 10.230 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on March 14, 2006.

Exhibit 10.231 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on December 12, 2006.

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

Date: March 13, 2007
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

Date	Signature	Title
March 13, 2007	By: /s/Leigh J. Abrams (Leigh J. Abrams)	Director, President and Chief Executive Officer

March 13, 2007	By: /s/ Fredric M. Zinn (Fredric M. Zinn)	Executive Vice President and Chief Financial Officer

March 13, 2007	By:/s/ Joseph S. Giordano III (Joseph S. Giordano III)	Corporate Controller and Treasurer

March 13, 2007	By: /s/ Edward W. Rose, III (Edward W. Rose, III)	Director

March 13, 2007	By: /s/ David L. Webster (David L. Webster)	Director

March 13, 2007	By: /s/ L. Douglas Lippert (L. Douglas Lippert)	Director

March 13, 2007	By: /s/ James F. Gero (James F. Gero)	Director

March 13, 2007	By:/s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

March 13, 2007	By:/s/ David A. Reed (David A. Reed)	Director

March 13, 2007	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director