Form 10-Q
period 2007-03-31
DREW INDUSTRIES INC
filed 2007-05-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,759,360 shares of common stock as of April 30, 2007.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

(UNAUDITED)

Page
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-15

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-27

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4 - CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	30-31

Item 1A - RISK FACTORS	31

Item 6 - EXHIBITS	31

SIGNATURES	32

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION	33

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION	34

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION	35

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION	36

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
(In thousands, except per share amounts)
Net sales	$172,944	$208,461
Cost of sales	133,772	164,760
Gross profit	39,172	43,701
Selling, general and administrative expenses	23,274	26,573
Other income	656	574
Operating profit	16,554	17,702
Interest expense, net	912	1,119
Income before income taxes	15,642	16,583
Provision for income taxes	6,053	6,378
Net income	$9,589	$10,205

Net income per common share:
Basic	$.44	$.47
Diluted	$.44	$.47

Weighted average common shares outstanding:
Basic	21,781	21,567
Diluted	21,958	21,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2007	2006	2006
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$12,024	$9,174	$6,785
Accounts receivable, trade, less allowances	40,331	46,406	17,828
Inventories	83,882	102,245	83,076
Prepaid expenses and other current assets	9,688	9,977	13,351

Total current assets	145,925	167,802	121,040

Fixed assets, net	121,211	123,465	124,558
Goodwill	36,250	24,713	34,344
Other intangible assets	26,977	10,769	24,801
Other assets	6,573	6,724	6,533
Total assets	$336,936	$333,473	$311,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$9,971	$10,948	$9,714
Accounts payable, trade	25,236	31,999	12,027
Accrued expenses and other current liabilities	39,520	38,683	37,320

Total current liabilities	74,727	81,630	59,061

Long-term indebtedness	42,510	69,750	45,966
Other long-term liabilities	3,654	2,444	1,361

Total liabilities	120,891	153,824	106,388

Stockholders’ equity
Common stock, par value $.01 per share: authorized
30,000,000 shares; issued 23,900,885 shares at March 2007;
23,675,761 shares at March 2006 and 23,833,045 at
December 2006	239	237	238
Paid-in capital	55,604	49,349	53,973
Retained earnings	179,627	149,220	170,038
Accumulated other comprehensive income	42	310	106
	235,512	199,116	224,355
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)
Total stockholders’ equity	216,045	179,649	204,888

Total liabilities and stockholders’ equity	$336,936	$333,473	$311,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
(In thousands)

Cash flows from operating activities:
Net income	$9,589	$10,205
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,465	3,531
Deferred taxes	(262)	1,050
Loss on disposal of fixed assets	684	246
Stock-based compensation expense	625	656
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(22,195)	(12,386)
Inventories	(200)	(988)
Prepaid expenses and other assets	901	1,182
Accounts payable, accrued expenses and other liabilities	17,926	6,023
Net cash flows provided by operating activities	11,533	9,519

Cash flows from investing activities:
Capital expenditures	(2,555)	(9,674)
Acquisition of businesses	(3,472)	(4,264)
Proceeds from sales of fixed assets	1,936	14
Other investments	(11)	-
Net cash flows used for investing activities	(4,102)	(13,924)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	22,613	61,425
Repayments under line of credit and other borrowings	(25,812)	(53,960)
Exercise of stock options	1,007	1,039
Other	-	(10)
Net cash flows (used for) provided by financing activities	(2,192)	8,494

Net increase in cash	5,239	4,089

Cash and cash equivalents at beginning of period	6,785	5,085
Cash and cash equivalents at end of period	$12,024	$9,174

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$870	$1,010
Income taxes, net of refunds	$282	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2006	$238	$53,973	$170,038	$106	$(19,467)	$204,888
Net income for the three months
ended March 31, 2007			9,589			9,589
Unrealized loss on interest rate
swap, net of taxes				(64)		(64)
Comprehensive income						9,525
Issuance of 67,840 shares of
common stock pursuant to stock
options exercised	1	477				478
Income tax benefit relating to
issuance of common stock
pursuant to stock options exercised		529				529
Stock-based compensation expense		625				625

Balance - March 31, 2007	$239	$55,604	$179,627	$42	$(19,467)	$216,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (collectively “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”). Drew, through its wholly-owned subsidiaries, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures specialty trailers and related axles. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2006 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.  Segment Reporting

The Company has two reportable operating segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 75 percent and 72 percent of consolidated net sales for the three month periods ended March 31, 2007 and 2006, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems, and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers.

The MH Segment, which accounted for 25 percent and 28 percent of consolidated net sales for the three month periods ended March 31, 2007 and 2006, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers, which aggregated approximately $3.8 million and $6.9 million in the first quarter of 2007 and 2006, respectively, and $25.0 million in all of 2006, sales other than to manufacturers of RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes, thus the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income before interest, amortization of intangibles and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is considered a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2006 Annual Report on Form 10-K.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information relating to segments follows for the three months ended March 31, (in thousands):

	2007	2006
Net sales:
RV Segment	$129,132	$149,416
MH Segment	43,812	59,045
Total	$172,944	$208,461

Operating profit:
RV Segment	$15,866	$13,544
MH Segment	2,800	5,921
Total segment operating profit	18,666	19,465
Amortization of intangibles	(881)	(430)
Corporate and other	(1,887)	(1,907)
Other income	656	574
Operating profit	$16,554	$17,702

3. Acquisitions

On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. The minimum aggregate purchase price was $5.5 million, of which $3.3 million was paid at closing and the balance will be paid annually over the next five years. The aggregate purchase price, including non-compete agreements, could increase to a maximum of $8.1 million if certain sales targets for these products are achieved by Lippert over the next five years. The annual payments to be made over the next five years bear interest at the stated rate of 3 percent per annum from the date of the acquisition. In addition, the Company paid $0.2 million for increases in working capital through the date of closing. The results of the acquired Trailair and Equa-Flex businesses have been included in the Company’s Consolidated Statement of Income beginning January 2, 2007. The acquisition was financed with borrowings under the Company's existing line of credit. The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total consideration was allocated on an estimated basis, pending the final valuations for certain intangible assets, as follows (in thousands):

Net tangible assets acquired	$545
Identifiable intangible assets	3,000
Goodwill	1,906
Total consideration	5,451
Less: Present value of future minimum payments	(1,979)
Total cash consideration	$3,472

4. Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	March 31,		December 31,
	2007	2006	2006
Finished goods	$12,308	$17,763	$13,513
Work in process	3,607	3,662	3,868
Raw material	67,967	80,820	65,695
Total	$83,882	$102,245	$83,076

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Long-term Indebtedness

Long-term indebtedness consists of the following (dollars in thousands):

	March 31,		December 31,
	2007	2006	2006
Senior Promissory Notes payable at the rate of $1,000 per
quarter on January 29, April 29, July 29 and October 29,
with interest payable quarterly at the rate of 5.01 percent per
annum, final payment to be made on April 29, 2010	$13,000	$17,000	$14,000

Senior Promissory Notes payable at the rate of $536 per
quarter on the last business day of March, June, September,
and December, with interest payable at the rate of LIBOR
plus 1.65 percent per annum, final payment to be
made on June 28, 2013	13,393	-	13,929

Notes payable pursuant to a Credit Agreement expiring
June 30, 2009 consisting of a line of credit, not to exceed
$70,000, with interest at prime rate or LIBOR plus a rate
margin based upon the Company’s performance	11,000	41,000	12,000

Industrial Revenue Bonds, interest rates at March 31, 2007
of 4.68% to 6.28%, due 2008 through 2017; secured by
certain real estate and equipment	7,733	9,087	8,077

Other loans primarily secured by certain real estate and
equipment, due 2008 to 2011, with fixed interest rates
of 5.18% to 6.63%	5,507	9,814	5,780

Other loans primarily secured by certain real estate and
equipment, due 2011 to 2016, with variable interest rates
of 7.00% to 8.50%	1,848	3,797	1,894
	52,481	80,698	55,680
Less current portion	9,971	10,948	9,714

Total long-term indebtedness	$42,510	$69,750	$45,966

The weighted average interest rate for the Company’s indebtedness was approximately 5.61 percent at March 31, 2007.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.36 percent at March 31, 2007 based upon the February 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At March 31, 2007, the notional amount was $11.0 million. The fair value of the swap was zero at inception, and $0.3 million at March 31, 2007. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.35 percent at March 31, 2007 based upon the March 28, 2007 reset date) and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $0.5 million on each quarterly reset date beginning September 29, 2006. At March 31, 2007, the notional amount was $13.4 million. The fair value of the swap was zero at inception, and ($0.2 million) at March 31, 2007. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes issued on June 13, 2006, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At March 31, 2007, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the line of credit are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

The maximum borrowings under the line of credit can be increased by an additional $20 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $26.4 million was outstanding at March 31, 2007. Pursuant to the terms of the shelf loan facility, the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.

6. Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):

	2007	2006
Weighted average shares outstanding for basic earnings per share	21,781	21,567
Common stock equivalents pertaining to
stock options	177	331
Total for diluted shares	21,958	21,898

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  Commitments and Contingencies

Litigation

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

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights. Mandatory mediation is continuing and, although it appears that progress has been made towards settlement, it is not possible to predict the outcome at this time.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc. Kinro Texas Limited Partnership d/b/a Better Bath Components, Skyline Corporation, Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated.

Plaintiffs allege that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

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

Defendant Kinro has undertaken an investigation of all aspects of the allegations made in connection with the claims, including the HUD safety standards, prior and current test results, and issues relating to labels on the products. At this point, the results of Kinro’s investigation are incomplete and, therefore, inconclusive. As a result, the Company is not able to assess the extent of Kinro’s liability, if any, or the nature and extent of Kinro’s obligation, if any, to provide the relief sought by plaintiff.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

If, as a result of Kinro’s investigation, the Company believes that plaintiff’s claims are without merit, defendants intend to vigorously defend against the claims as well as plaintiff’s ability to pursue the claims as a class action. If plaintiff nevertheless pursues its claims, this matter could result in protracted litigation, and the outcome cannot be predicted. On the other hand, if certain of plaintiff’s claims have merit, Kinro’s obligation and liability could be material.

Moreover, if certain of plaintiff’s claims have merit, Kinro may be required by HUD to take remedial actions. Whether or not remedial actions will be necessary, the nature and extent of such actions, if any, and the expense associated with such actions, if any, cannot be assessed or estimated at this time.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2007, would not be material to the Company’s financial position or annual results of operations.

Income Taxes

The Company periodically undergoes examinations by the IRS, as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. During the third quarter of 2006, the IRS completed an audit of the Company’s 2003 federal tax return, and found no changes. For federal income tax purposes, the tax years 2004 through 2006 remain subject to examination.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. A trial date has been set for February 2008. In Indiana, all tax years subsequent to 2000 also remain open to examination.

The Company has assessed its risks associated with the above matter, as well as all other tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. The Company expects that the ultimate resolution of income tax related matters will not have a material adverse effect on the Company’s consolidated balance sheet or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2007 and 2006, the Company received payments aggregating approximately $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.7 million at March 31, 2007, which is fully reserved.

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. Under the sale-leaseback, the facility, with a net book value of approximately $2.7 million, was sold for approximately $5.7 million and leased-back under a 14 month operating lease at $15,000 per month. In connection with the sale, the Company received approximately $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage is due and payable in September 2007, and is secured only by the facility sold. The gain on this transaction, approximately $2.8 million after direct costs incurred on the transaction, was deferred, and will be recognized upon the payment of the mortgage. The Company intends to combine the operations conducted at this facility with its other West Coast operations.

Facilities Consolidation

Beginning in the fourth quarter of 2006 and continuing into the first quarter of 2007, the Company consolidated 6 facilities into other existing facilities, and plans have been made to consolidate at least an additional 5 facilities over the balance of 2007. Three facilities were sold during the first quarter of 2007. In connection with the determination to close facilities, the Company recorded a net charge of $0.7 million ($0.6 million after the direct impact on incentive compensation) to reflect the gain or loss on sold facilities and the estimated current market value of closed, and to be closed, facilities. In addition, the Company eliminated more than 70 salaried positions. The severance costs incurred by the Company were not significant.

8.  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

As of January 1, 2007, the total amount of unrecognized tax benefits is $3.8 million, which, if recognized, would impact the Company’s annual effective tax rate. The amount of unrecognized tax benefit as of March 31, 2007 did not change significantly from the amount as of the adoption of FIN 48.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. On January 1, 2007, the total amount of accrued interest and penalties is $0.9 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this standard.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each have operations in both the RV and MH segments. At March 31, 2007, the Company’s subsidiaries operated 42 plants in the United States and one in Canada.

The RV Segment accounted for 75 percent of consolidated net sales for the three months ended March 31, 2007 and 70 percent of the annual consolidated net sales for 2006. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 75 percent of all RVs shipped by the industry in 2006, up from 61 percent in 2001.

The MH Segment, which accounted for 25 percent of consolidated net sales for the three months ended March 31, 2007 and 30 percent of the annual consolidated net sales for 2006, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated approximately $3.8 million and $6.9 million in the first quarter of 2007 and 2006, respectively, and $25.0 million in all of 2006, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

BACKGROUND

Recreational Vehicle Industry

In the first half of 2006, wholesale shipments to RV dealers exceeded retail sales, resulting in increased dealer inventories. Further, retail sales of towable RVs began to decline in the summer of 2006, caused by a combination of factors, including rapidly increasing fuel prices, higher interest rates and continued conflict in the Middle East which threatened fuel supplies. In response to reduced retail demand and the resulting high dealer inventory levels, dealers reduced their orders for new RVs.

Since August 2006, retail sales, while below prior year levels, have significantly exceeded wholesale shipments to dealers, an indication that there has been a reduction in dealer inventories. Retail shipments of travel trailers and fifth wheel RVs declined approximately 8 percent for January and February 2007, the last month for which information is available, compared to an 18 percent decline in wholesale shipments of travel trailers and fifth wheel RVs in the 2007 first quarter.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Recent dealer surveys indicate inventories of towable RVs, although still higher than dealers prefer, have declined. With fewer towable RVs on their lots, dealers should be in a better position to increase their orders in response to any improvement in retail demand.

The Recreational Vehicle Industrial Association (“RVIA”) reported a 16 percent decrease in industry wholesale shipments of RVs during the first quarter of 2007, while industry shipments of travel trailers and fifth wheel RVs, the Company’s primary market, decreased 18 percent to 69,200 in the first quarter of 2007 from 84,600 in the first quarter of 2006. Industry wholesale shipments for the first quarter of 2006 include an estimated 9,000 travel trailers related to the 2005 Gulf Coast hurricanes.

During the first quarter of 2006 the Federal Emergency Management Agency (“FEMA”) also purchased 29,300 emergency living units (“ELUs”) from RV manufacturers, which are not classified as RVs by the RVIA. The travel trailers and ELUs ordered by FEMA included fewer features and amenities, such as slide-out mechanisms, than the travel trailers typically produced by the industry. As a result, the Company’s average content for the units purchased by FEMA was substantially less than the Company’s average content in typical travel trailers. Subsequent to March 2006, there was no significant hurricane related activity.

The RVIA is projecting a 12 percent decline in wholesale shipments of all types of RVs in 2007, which includes a 16 percent decline in shipments of travel trailers and fifth wheel RVs. These declines partially reflect the shipments in early 2006 resulting from the 2005 Gulf Coast hurricanes, which are not expected to recur in 2007.

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

Manufactured Housing Industry

As a result of (i) limited credit availability for typical purchasers of manufactured homes, and (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land), industry production declined approximately 69 percent since 1998, to 117,400 homes in 2006.

The Manufactured Housing Institute (“MHI”) reported that for the quarter ended March 31, 2007, industry wholesale shipments of manufactured homes decreased 36 percent over the prior year’s first quarter, due partly to an estimated 3,000 homes shipped in early 2006 resulting from the 2005 Gulf Coast hurricanes, as well as a slowdown in the real estate market for site-built homes, which may be delaying retirees from selling their primary residence and purchasing a manufactured home.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Industry analysts anticipate that sales of manufactured homes could be aided in 2007 by the permanent rebuilding of Gulf Coast hurricane-stricken areas which might create demand for manufactured homes, including the larger multi-section homes. New home construction in the Gulf Coast was apparently delayed during 2006 because of the extensive cleanup that was required after the 2005 Gulf Coast hurricanes and the delay in settling insurance claims by homeowners.

Also, the recent significant contraction in the sub-prime mortgage market for site-built homes is considered by some industry analysts as an opportunity to increase the consumer base for the manufactured housing industry. Possibly as a result, there have been recent reports of increased mortgage applications at manufactured housing lenders.

The Company believes that long-term prospects for manufactured housing are positive because of favorable demographic trends, including increased numbers of retirees, who have been a significant market for manufactured homes. In addition, manufactured homes provide quality, affordable housing.

Raw Material Prices

The prices the Company pays for steel, which represents about half of the Company’s raw material costs, and other key raw materials have increased significantly since the beginning of 2004. During 2006, except for a temporary decline during the fourth quarter of 2006 for certain raw materials, the Company received further cost increases from its suppliers of key raw materials. To offset the impact of higher raw material costs, the Company implemented sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through 2006 were passed on to customers, although material costs as a percent of sales has increased, particularly for products which are made primarily from steel.

The Company also experienced increases in the cost of certain raw materials, particularly steel and aluminum, during the first four months of 2007, which will impact cost of sales beginning in the second quarter of 2007. Additional sales price increases are being sought to offset these recent raw material cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers in the form of sales price increases.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit are as follows for the three months ended March 31, (in thousands):

	2007	2006
Net sales:
RV Segment	$129,132	$149,416
MH Segment	43,812	59,045
Total	$172,944	$208,461

Operating profit:
RV Segment	$15,866	$13,544
MH Segment	2,800	5,921
Total segment operating profit	18,666	19,465
Amortization of intangibles	(881)	(430)
Corporate and other	(1,887)	(1,907)
Other income	656	574
Operating profit	$16,554	$17,702

Consolidated Highlights

•
Net sales for the first quarter of 2007 decreased $36 million (17 percent) from the first quarter of 2006. The decrease in net sales this quarter consisted of a decline in hurricane-related sales of approximately $20 million, and an organic sales decline of about $31 million (approximately 15 percent) due to the weakness in both the RV and manufactured housing industries, partially offset by sales price increases of $10 million and sales growth of about $6 million due to acquisitions.

•	Net income for the first quarter of 2007 decreased 6 percent from the first quarter of 2006, less than the 17 percent decrease in net sales due to:

•	Losses in 2006 reduced operating profit by approximately $0.8 million ($0.5 million after taxes) related to the Indiana specialty trailer operation which was closed during the third quarter of 2006.

•
In response to the slowdowns in both the RV and manufactured housing industries, the Company closed several facilities and consolidated those operations into other existing facilities, and reduced fixed overhead where prudent, including reducing staff levels by more than 70 salaried employees. These facility consolidations and fixed overhead reductions increased operating profit in the first quarter of 2007 by approximately $1.0 million ($0.6 million after taxes). These cost cutting measures, along with others planned for the balance of 2007, are expected to improve operating profit by more than $5 million in 2007 (before taxes).

•	Improved production and procurement efficiencies.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	A temporary decline in certain raw materials costs purchased during the fourth quarter of 2006, which favorably impacted cost of sales during the first quarter of 2007.

•	Increased profit margins on certain of the Company’s newer product lines which had been underperforming.

•	Lower workers compensation costs which improved operating profit by approximately $1.1 million ($0.7 million after taxes).

These favorable factors were partially offset by the negative impact on the first quarter of 2007 of spreading fixed costs over a smaller sales base.

•
On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. The minimum aggregate purchase price was $5.5 million, of which $3.3 million was paid at closing and the balance will be paid annually over the next five years. The aggregate purchase price, including non-compete agreements, could increase to a maximum of $8.1 million if certain sales targets for these products are achieved by Lippert over the next five years. The acquisition was financed with borrowings under the Company’s line of credit. The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

•
During the last few years, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps and suspension systems for towable RVs, and bed lifts, thermoformed bath and kitchen products, and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products is over $700 million. In the first quarter of 2007, the Company’s sales of these products were running at an annualized rate of approximately $110 million, as compared to an annualized rate of approximately $85 million in the first quarter of 2006, an increase of more than 25 percent.

RV Segment

Net sales of the RV Segment in the first quarter of 2007 decreased 14 percent, or $20 million, as compared to the first quarter of 2006 due to:

•	A decline of approximately $17 million in hurricane-related sales as compared to the first quarter of 2006.

•	A 2007 organic sales decline of approximately $11 million, or 9 percent, of RV related products.

•	A decline of approximately $3 million in sales of specialty trailers partly due to the closure of the Indiana specialty trailer operation.

Partially offset by:

•	Sales price increases of approximately $5 million.

•	The impact of sales from acquisitions of approximately $6 million.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The 9 percent organic sales decline in the Company’s RV related products approximated the 8 percent decrease in industry shipments of travel trailers and fifth wheel RVs, which industry shipments exclude both the ELUs purchased by FEMA and the estimated 9,000 travel trailers purchased by dealers related to the 2005 Gulf Coast hurricanes during the first quarter of 2006. The Company’s average content for the RVs and ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, excluding ELUs, for the twelve months ended March 31, divided by the wholesale shipments of the different types of RVs by the industry, excluding ELUs, for the twelve months ended March 31, are as follows:

	2007	2006	Percent Change
Content per Travel Trailer and
Fifth Wheel RVs	$1,620	$1,420	14%
Content per Motorhomes	$275	$269	2%
Content per all RVs	$1,244	$1,098	13%

According to the RVIA, industry production for the twelve months ended March 31, are as follows:

	2007	2006	Percent Change
Travel Trailer and Fifth
Wheel RVs	277,000	297,300	(7)%
Motorhomes	55,800	59,400	(6)%
All RVs	373,200	399,000	(6)%

ELUs	2,100	68,200	(97)%

Operating profit of the RV Segment in the first quarter of 2007 increased 17 percent to $15.9 million due to an increase in the operating profit margin to 12.3 percent of net sales in the first quarter of 2007, compared to 9.1 percent of net sales in the first quarter of 2006, partially offset by the decline in sales.

The operating profit margin in the first quarter of 2007 was favorably impacted by:

•	The elimination of the losses incurred in the Company’s Indiana specialty trailer operation of $0.8 million in the first quarter of 2006.

•	Cost-cutting measures implemented.

•	Improved production and procurement efficiencies.

•	A temporary decline in certain raw materials costs purchased during the fourth quarter of 2006 which favorably impacted cost of sales during the first quarter of 2007.

•	Increased profit margins on certain of the Company’s newer product lines which had been underperforming.

•	Lower workers compensation costs.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

•	The negative impact on the first quarter of 2007 of spreading fixed manufacturing costs over a smaller sales base.

•	Higher health insurance costs.

•
An increase in selling, general and administrative expenses to 11.2 percent of net sales in the first quarter of 2007 from 10.8 percent of net sales in the first quarter of 2006 due to the spreading of fixed costs over a smaller sales base and higher incentive compensation.

MH Segment

Net sales of the MH Segment in the first quarter of 2007 decreased 26 percent, or $15 million, as compared to the first quarter of 2006. Excluding the impact of sales price increases (approximately $5 million), organic sales of the MH Segment decreased approximately $20 million, or 34 percent, compared to a 36 percent decrease in industry-wide production of manufactured homes. This decline in industry-wide production of manufactured homes from 2006 to 2007 is partly a result of the units purchased by FEMA during the first three months of 2006, which did not recur in 2007. The Company estimates that its FEMA related sales in the first three months of 2006 was approximately $3 million. The purchases by FEMA in early 2006 were primarily single-section homes, in which the Company has substantially less product content per home than multi-section homes, which have represented 73 percent of industry sales since 1999.

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the twelve months ended March 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended March 31, are as follows:

	2007	2006	Percent Change
Content per Homes Produced	$1,854	$1,547	20%
Content per Floors Produced	$1,054	$927	14%

According to the MHI, industry production for the twelve months ended March 31, are as follows:

	2007	2006	Percent Change
Total Homes Produced	105,100	149,600	(30)%
Total Floors Produced	184,900	249,600	(26)%

Operating profit of the MH Segment in the first quarter of 2007 decreased 53 percent to $2.8 million due to the decrease in net sales, and a decrease in the operating profit margin to 6.4 percent of net sales in the first quarter of 2007, compared to 10.0 percent of sales in the first quarter of 2006. The operating profit margin of the MH Segment in the first quarter of 2007 was negatively impacted by (i) increases in material costs as a percent of sales, (ii) the spreading of fixed manufacturing costs over a smaller sales base, (iii) higher health insurance costs, and (iv) an increase in selling, general and administrative expenses as a percent of net sales, partially offset by lower workers compensation costs.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Selling, general and administrative expenses of this segment increased to 14.5 percent as a percent of net sales in the first quarter of 2007, from 13.8 percent in the first quarter of 2006. This increase was due to the spreading of fixed costs over a smaller sales base, partially offset by lower incentive compensation.

The Company has remained profitable in this segment despite the 69 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A further significant downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment.

Corporate and Other

Corporate and other expenses for the first quarter of 2007 were consistent with the first quarter of 2006.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2007 and 2006, the Company received payments aggregating approximately $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.7 million at March 31, 2007, which is fully reserved.

Taxes

The effective tax rate for the first quarter of 2007 was approximately 38.7 percent, compared to 38.5 percent in the first quarter of 2006. The effective tax rate for the full year 2006 was 38.8 percent. The increase in the effective tax rate for 2007 is due to a change in the composition of pre-tax income for state tax purposes, partially offset by the Jobs Creation Act of 2004 which reduced the effective Federal tax rate on manufacturing activities by approximately 1 percent in 2006, and doubled to approximately 2 percent in 2007.

Interest Expense, Net

The decrease of approximately $0.2 million in interest expense, net, for the first quarter of 2007 as compared to the prior year, was due to a decrease in the average debt levels as a result of strong operating cash flows during the latter half of 2006 and the first quarter of 2007, which more than offset the $37 million the Company has invested in acquisitions since early 2006.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the three months ended March 31, (in thousands):

	2007	2006
Net cash flows provided by operating activities	$11,533	$9,519
Net cash flows used for investment activities	$(4,102)	$(13,924)
Net cash flows (used for) provided by financing activities	$(2,192)	$8,494

Cash Flows from Operations

Net cash flows from operating activities in the first quarter of 2007 was consistent with the same period in 2006. The 2007 period was impacted by a concerted effort by management to reduce inventory on hand, while the 2006 period was impacted by higher working capital at the beginning of the period due to the unusually high sales levels resulting from hurricane-related business during the fourth quarter of 2005.

Cash Flows from Investing Activities:

Cash flows used for investing activities of $4.1 million in 2007 include approximately $3.5 million for the acquisition of businesses and $2.6 million for capital expenditures, offset by proceeds of $1.9 million received from the sale of fixed assets. Capital expenditures and the acquisition were financed with borrowings under the Company’s line of credit and cash flow from operations. Capital expenditures for 2007 are anticipated to be approximately $15 million and are expected to be funded by cash flow from operations.

Cash flows used for investing activities of $13.9 million in the first quarter of 2006 include $9.7 million in capital expenditures. The balance of the cash flows from investing activities consisted primarily of $4.3 million for the acquisition of businesses. Capital expenditures and the acquisition were financed with borrowings under the Company’s credit agreement and cash flow from operations.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first quarter of 2007 of $2.2 million included a net decrease in debt of $3.2 million, and cash flows provided by the exercise of employee stock options of $1.0 million, which includes the related tax benefits. The decrease in debt is primarily due to debt payments of $3.4 million.

Cash flows provided by financing activities for the first quarter of 2006 of $8.5 million included a net increase in debt of $7.5 million, and cash flows provided by the exercise of employee stock options of $1.0 million, which includes the related tax benefits. The increase in debt includes a net increase in the amount borrowed under the Company’s Credit Agreement of $9.6 million, offset by debt payments of $2.1 million.

At March 31, 2007 and 2006, the Company had $11.5 million and $4.5 million, respectively, of cash invested in short-term investments.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Borrowings under the Company’s $70.0 million line of credit at March 31, 2007 were $11.0 million. The Company’s excess cash was not used to pay down these borrowings under the line of credit, as these borrowings are associated with an interest rate swap which results in a favorable fixed interest rate of 4.4 percent. The Company also had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $56.3 million at March 31, 2007. Such availability, along with anticipated cash flows from operations, is adequate to finance the Company’s working capital and anticipated capital expenditure requirements. The maximum borrowings under the line of credit can be increased by an additional $20.0 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $26.4 million was outstanding at March 31, 2007. Pursuant to the terms of the shelf loan facility, the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.

At March 31, 2007, the Company is in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

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

In May 2007, the Company received notification from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 96.1 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The prices the Company paid for key raw materials remained volatile during 2006 and 2005. After a temporary decline in the fourth quarter of 2006, the Company received further cost increases for certain key raw materials, particularly steel and aluminum, during the first four months of 2007. The Company did not experience any significant increase in its labor costs in the first quarter of 2007 related to inflation.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this standard.

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

The Company has remained profitable in the MH Segment despite the 69 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to the MH Segment for potential impairment. A further significant downturn in this industry could result in an impairment of the goodwill or other intangible assets of the MH Segment.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the Company’s common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income, wherever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of our senior management, at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q.

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the disposition into the market by FEMA by sale or otherwise of RVs or manufactured homes purchased by FEMA in connection with natural disasters, changes in zoning regulations for manufactured homes, the decline in the manufactured housing industry, the financial condition of our customers, retention of significant customers, interest rates, oil and gasoline prices, the outcome of litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.36 percent at March 31, 2007 based upon the February 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At March 31, 2007, the notional amount was $11.0 million. The fair value of the swap was zero at inception, and $0.3 million at March 31, 2007. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.35 percent at March 31, 2007 based upon the March 28, 2007 reset date) and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $0.5 million on each quarterly reset date beginning September 29, 2006. At March 31, 2007, the notional amount was $13.4 million. The fair value of the swap was zero at inception, and ($0.2 million) at March 31, 2007. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes issued on June 13, 2006, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At March 31, 2007, the Company had $24.9 million of fixed rate debt plus $24.4 million outstanding under the two interest rate swaps. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2007, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At March 31, 2007, the Company had $3.2 million of variable rate debt, excluding the $24.4 million outstanding under the two interest rate swaps. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to March 31, 2007, and outstanding borrowings of $3.2 million, future cash flows would be reduced by less than $0.1 million per annum.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights. Mandatory mediation is continuing and, although it appears that progress has been made towards settlement, it is not possible to predict the outcome at this time.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc. Kinro Texas Limited Partnership d/b/a Better Bath Components, Skyline Corporation, Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated.

Plaintiffs allege that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

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

Defendant Kinro has undertaken an investigation of all aspects of the allegations made in connection with the claims, including the HUD safety standards, prior and current test results, and issues relating to labels on the products. At this point, the results of Kinro’s investigation are incomplete and, therefore, inconclusive. As a result, the Company is not able to assess the extent of Kinro’s liability, if any, or the nature and extent of Kinro’s obligation, if any, to provide the relief sought by plaintiff.

If, as a result of Kinro’s investigation, the Company believes that plaintiff’s claims are without merit, defendants intend to vigorously defend against the claims as well as plaintiff’s ability to pursue the claims as a class action. If plaintiff nevertheless pursues its claims, this matter could result in protracted litigation, and the outcome cannot be predicted. On the other hand, if certain of plaintiff’s claims have merit, Kinro’s obligation and liability could be material.

Moreover, if certain of plaintiff’s claims have merit, Kinro may be required by HUD to take remedial actions. Whether or not remedial actions will be necessary, the nature and extent of such actions, if any, and the expense associated with such actions, if any, cannot be assessed or estimated at this time.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2007, would not be material to the Company’s financial position or annual results of operations.

Item 1A - RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2007, except as noted below.

Sales or other dispositions by FEMA of RVs or manufactured homes could cause a decline in the demand for our products.

Sales or other dispositions by FEMA of RVs and manufactured homes purchased by FEMA for use by victims of the Gulf Coast hurricanes may cause manufacturers of RVs and manufactured homes to reduce production of new RVs and manufactured homes, which could cause a decline in the demand for our products.

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
May 9, 2007