Form 10-Q
period 2007-06-30
DREW INDUSTRIES INC
filed 2007-08-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ____ Accelerated Filer ☒ Non-accelerated filer ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,816,529 shares of common stock as of July 31, 2007.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

(UNAUDITED)

		Page
PART I -	FINANCIAL INFORMATION

	Item 1 - FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-16

	Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-30

	Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	31

	Item 4 - CONTROLS AND PROCEDURES	32

	PART II - OTHER INFORMATION

	Item 1 - LEGAL PROCEEDINGS	35

	Item 1A - RISK FACTORS	36

	Item 6 - EXHIBITS	36

	SIGNATURES	37

	EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

	EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

	EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

	EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
(In thousands, except per share amounts)

Net sales	$357,400	$410,437	$184,456	$201,976
Cost of sales	272,455	322,131	138,683	157,371
Gross profit	84,945	88,306	45,773	44,605
Selling, general and administrative expenses	48,063	53,471	24,789	26,898
Other income	656	574	-	-
Operating profit	37,538	35,409	20,984	17,707
Interest expense, net	1,552	2,134	640	1,015
Income before income taxes	35,986	33,275	20,344	16,692
Provision for income taxes	13,835	12,839	7,782	6,461
Net income	$22,151	$20,436	$12,562	$10,231

Net income per common share:
Basic	$1.02	$0.95	$0.57	$0.47
Diluted	$1.01	$0.93	$0.57	$0.47

Weighted average common shares outstanding:
Basic	21,817	21,579	21,852	21,591
Diluted	22,025	21,896	22,091	21,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2007	2006	2006
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$38,561	$5,345	$6,785
Accounts receivable, trade, less allowances	36,521	40,485	17,828
Inventories	75,053	109,528	83,076
Prepaid expenses and other current assets	9,830	9,666	13,351

Total current assets	159,965	165,024	121,040

Fixed assets, net	115,080	128,412	124,558
Goodwill	35,868	34,804	34,344
Other intangible assets	28,858	26,412	24,801
Other assets	7,218	5,716	6,533

Total assets	$346,989	$360,368	$311,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$10,478	$9,852	$9,714
Accounts payable, trade	20,235	29,356	12,027
Accrued expenses and other current liabilities	44,733	38,895	37,320

Total current liabilities	75,446	78,103	59,061

Long-term indebtedness	37,295	89,121	45,966
Other long-term liabilities	3,816	2,481	1,361

Total liabilities	116,557	169,705	106,388

Stockholders’ equity
Common stock, par value $.01 per share: authorized
30,000,000 shares; issued 23,960,754 shares at June 2007;
23,679,561 shares at June 2006 and 23,833,045 at
December 2006	240	237	238
Paid-in capital	57,323	50,080	53,973
Retained earnings	192,189	159,451	170,038
Accumulated other comprehensive income	147	362	106
	249,899	210,130	224,355
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)
Total stockholders’ equity	230,432	190,663	204,888

Total liabilities and stockholders’ equity	$346,989	$360,368	$311,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
(In thousands)
Cash flows from operating activities:
Net income	$22,151	$20,436
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,941	7,310
Deferred taxes	(310)	1,050
Loss / (gain) on disposal of fixed assets	1,631	(289)
Stock-based compensation expense	1,214	1,701
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(18,069)	(5,385)
Inventories	8,849	(6,233)
Prepaid expenses and other assets	741	1,636
Accounts payable, accrued expenses and other liabilities	18,360	2,366
Net cash flows provided by operating activities	43,508	22,592

Cash flows from investing activities:
Capital expenditures	(5,425)	(16,391)
Acquisition of businesses	(6,594)	(32,977)
Proceeds from sales of fixed assets	6,072	1,349
Other investments	(16)	(2)
Net cash flows used for investing activities	(5,963)	(48,021)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	23,792	128,620
Repayments under line of credit and other borrowings	(31,699)	(103,612)
Exercise of stock options	2,138	725
Other	-	(44)
Net cash flows (used for) provided by financing activities	(5,769)	25,689

Net increase in cash	31,776	260

Cash and cash equivalents at beginning of period	6,785	5,085
Cash and cash equivalents at end of period	$38,561	$5,345

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$1,658	$1,965
Income taxes, net of refunds	$7,225	$10,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

(In thousands, except shares)

Balance - December 31, 2006	$238	$53,973	$170,038	$106	$(19,467)	$204,888
Net income for the six months
ended June 30, 2007			22,151			22,151
Unrealized gain on interest rate
swap, net of taxes				41		41
Comprehensive income						22,192
Issuance of 126,620 shares of
common stock pursuant to stock
options exercised	2	1,150				1,152
Income tax benefit relating to
issuance of common stock
pursuant to stock options exercised		986				986
Stock-based compensation expense		1,214				1,214

Balance - June 30, 2007	$240	$57,323	$192,189	$147	$(19,467)	$230,432

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Segment Reporting

The Company has two reportable operating segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 74 percent and 70 percent of consolidated net sales for the six month periods ended June 30, 2007 and 2006, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems, ramp doors, exterior panels, and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers.

The MH Segment, which accounted for 26 percent and 30 percent of consolidated net sales for the six month periods ended June 30, 2007 and 2006, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers, which aggregated $10 million and $15 million in the first six months of 2007 and 2006, respectively, and $25 million in all of 2006, sales other than to manufacturers of RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes, thus the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

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

Information relating to segments follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net sales:
RV segment	$263,037	$289,317	$133,905	$139,901
MH segment	94,363	121,120	50,551	62,075
Total net sales	$357,400	$410,437	$184,456	$201,976

Operating profit:
RV segment	$35,631	$27,359	$19,765	$13,815
MH segment	7,071	12,306	4,271	6,385
Total segment operating profit	42,702	39,665	24,036	20,200
Amortization of intangibles	(1,903)	(937)	(1,022)	(507)
Corporate and other	(3,917)	(3,893)	(2,030)	(1,986)
Other income	656	574	-	-
Total operating profit	$37,538	$35,409	$20,984	$17,707

3.  Acquisitions

On July 6, 2007, Lippert acquired certain assets, liabilities and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.7 million, which was financed from available cash. Extreme Engineering's Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats across the United States. Lippert will continue production at Extreme Engineering's existing leased facility in Riverside, California. Lippert also intends to transfer certain of its existing specialty trailer manufacturing operations to Extreme's facility in connection with the anticipated consolidation of certain existing West Coast factories.

On May 21, 2007, Lippert acquired certain assets and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. The results of the acquired Coach Step business have been included in the Company’s Consolidated Statement of Income beginning May 21, 2007. The Company is in the process of integrating Coach Step’s business into existing Lippert facilities.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total consideration for the Coach Step acquisition was allocated on an estimated basis, pending the final valuations for certain intangible assets, as follows (in thousands):

Net tangible assets acquired	$718
Identifiable intangible assets	1,800
Goodwill	599
Total cash consideration	$3,117

On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance will be paid annually over the next five years. The aggregate purchase price, including non-compete agreements, could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the next five years. The annual payments to be made over the next five years bear interest at the stated rate of 3 percent per annum from the date of the acquisition. The results of the acquired Trailair and Equa-Flex businesses have been included in the Company’s Consolidated Statement of Income beginning January 2, 2007. The acquisition was financed with borrowings under the Company's existing Line of Credit pursuant to the Credit Agreement (the “Line of Credit”). The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

Total consideration for the Trailair and Equa-Flex acquisitions was allocated on an estimated basis, pending the final valuations for certain intangible assets, as follows (in thousands):

Net tangible assets acquired	$544
Identifiable intangible assets	4,000
Goodwill	894
Total consideration	5,438
Less: Present value of future minimum payments	(1,961)
Total cash consideration	$3,477

4.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which consist of money market funds, are recorded at cost which approximates market value. Investments were $36.3 million and $3.5 million at June 30, 2007 and June 30, 2006, respectively.

5.  Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories consist of the following (in thousands):

	June 30,		December 31,
	2007	2006	2006

Finished goods	$11,477	$16,075	$13,513
Work in process	3,375	5,831	3,868
Raw material	60,201	87,622	65,695
Total	$75,053	$109,528	$83,076

6. Long-term Indebtedness

Long-term indebtedness consists of the following (dollars in thousands):

	June 30,		December 31,
	2007	2006	2006
Senior Promissory Notes payable at the rate of $1,000 per
quarter on January 29, April 29, July 29 and October 29,
with interest payable quarterly at the rate of 5.01 percent per
annum, final payment to be made on April 29, 2010	$12,000	$16,000	$14,000
Senior Promissory Notes payable at the rate of $536 per
quarter on the last business day of March, June, September,
and December, with interest payable at the rate of LIBOR
plus 1.65 percent per annum, final payment to be
made on June 28, 2013	12,857	15,000	13,929
Notes payable pursuant to a Credit Agreement expiring
June 30, 2009 consisting of a Line of Credit, not to exceed
$70,000, with interest at prime rate or LIBOR plus a rate
margin based upon the Company’s performance	10,000	49,000	12,000
Industrial Revenue Bonds, interest rates at June 30, 2007
of 4.68% to 6.28%, due 2008 through 2017; secured by
certain real estate and equipment	6,097	8,756	8,077
Other loans primarily secured by certain real estate and
equipment, due 2008 to 2011, with fixed interest rates
at June 30, 2007 of 5.18% to 6.63%	5,019	6,741	5,780
Other loans primarily secured by certain real estate and
equipment, due 2011 to 2016, with variable interest rates
at June 30, 2007 of 7.00% to 8.50%	1,800	3,476	1,894
	47,773	98,973	55,680
Less current portion	10,478	9,852	9,714

Total long-term indebtedness	$37,295	$89,121	$45,966

The weighted average interest rate for the Company’s indebtedness was 5.63 percent at June 30, 2007.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(Unaudited)

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.36 percent at June 30, 2007 based upon the May 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At June 30, 2007, the notional amount was $10.0 million. The fair value of the swap was zero at inception, and $0.3 million at June 30, 2007. The Company has designated this swap as a cash flow hedge of certain borrowings under the Line of Credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.36 percent at June 30, 2007 based upon the June 29, 2007 reset date) and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $0.5 million on each quarterly reset date beginning September 29, 2006. At June 30, 2007, the notional amount was $12.9 million. The fair value of the swap was zero at inception, and ($18,000) at June 30, 2007. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At June 30, 2007, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the Line of Credit are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

The maximum borrowings under the Line of Credit can be increased by $20.0 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $24.9 million was outstanding at June 30, 2007. Pursuant to the terms of the shelf loan facility, the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(Unaudited)

7. Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average shares outstanding
for basic earnings per share	21,817	21,579	21,852	21,591
Common stock equivalents pertaining
to stock options	208	317	239	303
Total for diluted shares	22,025	21,896	22,091	21,894

8.  Commitments and Contingencies

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

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights. Mandatory mediation was conducted. The parties reached a settlement in principle, and are negotiating the terms of a long-form settlement agreement. The settlement would not result in a material liability to Zieman. However, unless and until the long-form settlement agreement is executed by the parties and approved by the Court, the outcome cannot be predicted.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(Unaudited)

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

Defendant Kinro has conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, prior test results, testing procedures, and the use of labels. In addition, multiple tests were recently conducted by independent laboratories at Kinro’s initiative.

Although discovery by plaintiff and by Kinro is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim. As a result, defendants intend to vigorously defend against the claims, as well as against plaintiff’s ability to pursue the claims as a class action.

Moreover, Kinro believes that, because test results received by Kinro confirm that it is in compliance with HUD safety standards, no remedial action is required or appropriate.

If plaintiff nevertheless pursues its claims, protracted litigation could result, and the outcome of such litigation cannot be predicted.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2007, would not be material to the Company’s financial position or annual results of operations.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(Unaudited)

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. A trial date has been set for February 2008. All tax years subsequent to 2000 also remain open to examination by the Indiana Department of Revenue.

The Company has assessed its risks associated with the above matter, as well as all other tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2007, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2007 and 2006, the Company received payments aggregating $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. In July 2007, the Company received $0.1 million, representing the semi-annual interest payment. The balance of the note is $1.7 million at June 30, 2007, which is fully reserved.

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. Under the sale-leaseback, the facility, with a net book value of $2.7 million, was sold for $5.7 million and leased-back under an operating lease, currently scheduled to terminate in September 2007, at $15,000 per month. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage is due and payable in the fourth quarter of 2007, and is secured only by the facility sold. The gain on this transaction, approximately $2.8 million after direct costs incurred on the transaction, was deferred, and will be recognized upon the payment of the mortgage. The Company intends to combine the operations conducted at this facility with its other West Coast operations.

Facilities Consolidation

Over the past twelve months, the Company has consolidated 10 facilities into other existing facilities, and plans have been made to consolidate at least an additional 5 facilities over the balance of 2007. Five facilities were sold during the first six months of 2007. In connection with the determination to close facilities, the Company recorded a net charge of $1.6 million ($1.4 million after the direct impact on incentive compensation) in the first six months of 2007 and $0.9 million ($0.8 million after the direct impact on incentive compensation) during the second quarter of 2007 to reflect the net loss on sold facilities and the write-down to estimated current market value of facilities to be sold. In addition, the Company eliminated more than 90 salaried positions. The severance costs incurred by the Company were not significant.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(Unaudited)

At June 30, 2007, the Company was in the process of selling 15 facilities with an aggregate book value of $10.4 million. As of the end of July 2007, four of such properties, with an aggregate book value of $2.3 million, have either been sold or are under contract for sale, at a small aggregate gain.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, segment allocations, and contingencies and litigation. The Company bases its estimates on historical experience, other available information, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has remained profitable in the MH Segment despite the 73 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to the MH Segment for potential impairment. A further significant downturn in this industry could result in an impairment of the goodwill or other intangible assets of the MH Segment.

9. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits.

As of January 1, 2007, the total amount of unrecognized tax benefits is $3.8 million, which, if recognized, would impact the Company’s annual effective tax rate. The amount of unrecognized tax benefit as of June 30, 2007 did not change significantly from the amount as of the adoption of FIN 48.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. On January 1, 2007, the total amount of such accrued interest and penalties is $0.9 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(Unaudited)

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH segments. At June 30, 2007, the Company’s subsidiaries operated 41 plants in the United States.

The RV Segment accounted for 74 percent of consolidated net sales for the six months ended June 30, 2007 and 70 percent of the annual consolidated net sales for 2006. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems, ramp doors, exterior panels and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 75 percent of all RVs shipped by the industry in 2006, up from 61 percent in 2001.

The MH Segment, which accounted for 26 percent of consolidated net sales for the six months ended June 30, 2007 and 30 percent of the annual consolidated net sales for 2006, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated $10 million and $15 million in the first six months of 2007 and 2006, respectively, and $25 million in all of 2006, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

BACKGROUND

Recreational Vehicle Industry

In the first half of 2006, wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary market, exceeded retail sales, resulting in increased dealer inventories. Further, retail sales of travel trailers and fifth wheel RVs began to decline in the summer of 2006, caused by a combination of factors, including rapidly increasing fuel prices, higher interest rates and continued conflict in the Middle East which threatened fuel supplies. In response to reduced retail demand and the resulting high dealer inventory levels, dealers reduced their orders for new RVs.

Since August 2006, retail sales of travel trailers and fifth wheel RVs have been about the same as the comparable period for the prior year, while wholesale shipments of travel trailers and fifth wheel RVs to dealers have declined over the same period, an indication that there has been a reduction in dealer inventories. Retail sales of travel trailers and fifth wheel RVs increased approximately 2 percent through May 2007, the last month for which information is available, compared to a 16 percent decline in the first six months of 2007 in wholesale shipments of travel trailers and fifth wheel RVs.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the second quarter of 2007, the Recreational Vehicle Industry Association (“RVIA”) reported a 13 percent decrease in wholesale shipments of travel trailers and fifth wheel RVs. However, retail sales of travel trailers and fifth wheel RVs increased approximately 2 percent for April and May 2007, collectively, the last months for which information is available.

As a result of the decrease in wholesale shipments and the increase in retail sales, recent dealer surveys indicate inventories of towable RVs are more in line with dealer targets. With fewer towable RVs on their lots, dealers should be in a better position to increase their orders in response to an improvement in retail demand, if it should occur.

The RVIA has projected a 12 percent decline in wholesale shipments of travel trailers and fifth wheel RVs in 2007. Based upon the actual wholesale shipments for the first six months of 2007, the RVIA projection for all of 2007 implies a 7 percent decrease in wholesale shipments of travel trailers and fifth wheel RVs for the second half of 2007.

In the long-term, RV sales are expected to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to U.S. Census Bureau projections released in March 2004, there will be in excess of 20 million more people over the age of 50 by 2014. Since 1997, the RVIA has employed an advertising campaign, with the fourth phase commenced in February 2006, targeted at both parents aged 30-49 with children at home, and couples aged 50-64 with no children at home. Further, the popularity of traveling to NASCAR and other sporting events also appears to be a motivation for consumers to purchase RVs.

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

The Manufactured Housing Institute (“MHI”) reported that for the six months ended June 30, 2007, industry wholesale shipments of manufactured homes decreased 28 percent over the same period in the prior year. In addition, the slowdown in the real estate market for site-built homes in 2007 may be delaying retirees from selling their primary residence and purchasing a manufactured home. The MHI also that reported industry wholesale shipments of manufactured homes decreased 18 percent in the second quarter of 2007, as compared to the same period in the prior year.

Several economic and industry indicators, including increased backlog levels reported by several producers of manufactured homes, along with an increase in loan applications and the tightening of credit on mortgages for site-built homes, point to the potential for modest increases in wholesale shipments of manufactured homes, although wholesale shipments of manufactured homes to date have remained below prior year levels.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company believes that long-term prospects for manufactured housing are positive because of the quality and affordability of the home, and the favorable demographic trends, including increased numbers of retirees, who have been a significant market for manufactured homes.

Raw Material Prices

The prices the Company pays for steel, which represents about half of the Company’s raw material costs, and other key raw materials have increased significantly since the beginning of 2004. During 2006, and continuing into the early part of 2007, except for a temporary decline during the fourth quarter of 2006 for certain raw materials, the Company received further cost increases from its suppliers of key raw materials. To offset the impact of higher raw material costs, the Company implemented sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through June 2007 were passed on to customers.

While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers in the form of sales price increases.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net sales:
RV segment	$263,037	$289,317	$133,905	$139,901
MH segment	94,363	121,120	50,551	62,075
Total net sales	$357,400	$410,437	$184,456	$201,976

Operating profit:
RV segment	$35,631	$27,359	$19,765	$13,815
MH segment	7,071	12,306	4,271	6,385
Total segment operating profit	42,702	39,665	24,036	20,200
Amortization of intangibles	(1,903)	(937)	(1,022)	(507)
Corporate and other	(3,917)	(3,893)	(2,030)	(1,986)
Other income	656	574	-	-
Total operating profit	$37,538	$35,409	$20,984	$17,707

Consolidated Highlights

•
Net sales for the second quarter of 2007 decreased $18 million (9 percent) from the second quarter of 2006. The decrease in net sales this quarter was due to an organic sales decline of about $32 million (approximately 16 percent) resulting from the weakness in both the RV and manufactured housing industries, partially offset by sales price increases of approximately $11 million, primarily due to material cost increases, and sales growth of $4 million due to acquisitions.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Net income for the second quarter of 2007 increased 23 percent from the second quarter of 2006 for the following reasons:

•
In response to the slowdowns in both the RV and manufactured housing industries, over the past 12 months the Company closed 10 facilities and consolidated those operations into other existing facilities, and reduced fixed overhead where prudent, including reducing staff levels by more than 90 salaried employees. These facility consolidations and fixed overhead reductions increased operating profit in the second quarter of 2007 by approximately $1.4 million ($0.9 million after taxes). These cost cutting measures are expected to improve operating profit by more than $5 million in 2007.

•	Improved production and procurement efficiencies.

•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.

•	2006 operating profit was reduced by $1.0 million ($0.6 million after taxes) due to losses at the Indiana specialty trailer operation which was closed in September 2006.

These favorable factors were partially offset by:

•
Charges to operating profit aggregating $0.8 million ($0.5 million after taxes) to reflect the net loss on sold facilities, and the write-down to estimated current market value of facilities to be sold.

•
On May 21, 2007, Lippert acquired certain assets and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. The results of the acquired Coach Step business have been included in the Company’s Consolidated Statement of Income beginning May 21, 2007. The Company is in the process of integrating Coach Step’s business into existing Lippert facilities.

•
On July 6, 2007, Lippert acquired certain assets, liabilities and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.7 million, which was financed from available cash. Extreme Engineering's Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats across the United States. Lippert will continue production at Extreme Engineering's existing leased facility in Riverside, California. Lippert also intends to transfer certain of its existing specialty trailer manufacturing operations to Extreme's facility in connection with the anticipated consolidation of certain existing West Coast factories.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
During the last few years, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, ramp doors and suspension systems for towable RVs, and bed lifts, entry steps, thermoformed bath and kitchen products, and exterior panels for both towable RVs and motorhomes. The Company estimates that the market potential of these products is over $700 million. In the second quarter of 2007, the Company’s sales of these products were running at an annualized rate of approximately $110 million, as compared to an annualized rate of approximately $100 million in the second quarter of 2006, an increase of approximately 10 percent, despite the decline in industry-wide shipments of RVs.

RV Segment - Second Quarter

Net sales of the RV Segment in the second quarter of 2007 decreased 4 percent, or $6 million, as compared to the second quarter of 2006 due to:

•
A 2007 organic sales decline of approximately $14 million, or 10 percent, of RV related products, as compared to a decline of 13 percent in wholesale shipments of travel trailers and fifth wheel RVs for the same period.

•	A decline of approximately $2 million in sales of specialty trailers primarily due to the September 2006 closure of the Indiana specialty trailer operation.

Partially offset by:

•	Sales price increases of approximately $7 million, primarily due to material cost increases.

•	The impact of sales from acquisitions of approximately $4 million.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, excluding Emergency Living Units (“ELUs”) purchased by the Federal Emergency Management Agency (“FEMA”), for the twelve months ended June 30, divided by the wholesale shipments of the different types of RVs by the industry, excluding ELUs, for the twelve months ended June 30, are as follows:

	2007	2006	Percent Change
Content per Travel Trailer and
Fifth Wheel RVs	$1,663	$1,447	15%
Content per Motorhomes	$321	$279	15%
Content per all RVs	$1,273	$1,135	12%

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry production for the twelve months ended June 30, are as follows:

	2007	2006	Percent Change
Travel Trailer and Fifth
Wheel RVs	265,800	312,600	(15)%
Motorhomes	56,600	57,500	(2)%
All RVs	361,500	412,600	(12)%

Operating profit of the RV Segment in the second quarter of 2007 increased 43 percent to $19.8 million due to an increase in the operating profit margin to 14.8 percent of net sales in the second quarter of 2007, compared to 9.9 percent of net sales in the second quarter of 2006, partially offset by the decline in sales.

The operating profit margin of the RV Segment in the second quarter of 2007 was favorably impacted by:

•	Implementation of cost-cutting measures.

•	Improved production and procurement efficiencies.

•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.

•	The elimination of $1.0 million in losses incurred in the Company’s Indiana specialty trailer operation in the second quarter of 2006. This operation was closed in September 2006.

•
A decrease in selling, general and administrative expenses to 11.1 percent of net sales in the second quarter of 2007 from 11.6 percent of net sales in the second quarter of 2006 due to cost cutting measures implemented, partially offset by the spreading of fixed costs over a smaller sales base, and higher incentive compensation as a percent of net sales due to increased operating profits.

Partially offset by:

•	The negative impact on the second quarter of 2007 of spreading fixed manufacturing costs over a smaller sales base.

•	Higher warranty costs based on experience and an industry-wide increase in the number of months between production and the retail sale of RVs.

RV Segment - Year to Date

Net sales of the RV Segment in the first six months of 2007 decreased 9 percent, or $26 million, as compared to the first six months of 2006 due to:

•	A 2007 organic sales decline of approximately $27 million, or 9 percent, of RV related products.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	A decline of approximately $17 million in hurricane-related sales as compared to the first six months of 2006. Subsequent to March 2006, there was no significant hurricane-related activity.

•	A decline of approximately $5 million in sales of specialty trailers primarily due to the September 2006 closure of the Indiana specialty trailer operation.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

•	Sales price increases of approximately $13 million, primarily due to material cost increases.

•	The impact of sales from acquisitions of approximately $10 million.

The 9 percent organic sales decline in the Company’s RV related products approximated the 11 percent decrease in industry shipments of travel trailers and fifth wheel RVs, which industry shipments exclude both the ELUs purchased by FEMA and the estimated 9,000 travel trailers purchased by dealers related to the 2005 Gulf Coast hurricanes during the first six months of 2006. The Company’s average content for the RVs and ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers.

Operating profit of the RV Segment in the first six months of 2007 increased 30 percent to $35.6 million due to an increase in the operating profit margin to 13.5 percent of net sales in the first six months of 2007, compared to 9.5 percent of net sales in the first six months of 2006, partially offset by the decline in sales.

The operating profit margin of the RV Segment in the first six months of 2007 was favorably impacted by:

•	Implementation of cost-cutting measures.

•	Improved production and procurement efficiencies.

•	A temporary decline in certain raw materials costs purchased during the fourth quarter of 2006 which favorably impacted cost of sales during the early part of 2007.

•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.

•	The elimination of $1.9 million in losses incurred in the Company’s Indiana specialty trailer operation in the first six months of 2006. This operation was closed in September 2006.

•	Lower workers compensation costs.

•
Selling, general and administrative expenses were consistent at 11.2 percent of net sales in both the first six months of 2007 and 2006 as the cost cutting measures implemented were offset by the spreading of fixed costs over a smaller sales base and higher incentive compensation as a percent of net sales due to increased operating profits.

Partially offset by:

•	The negative impact on the second quarter of 2007 of spreading fixed manufacturing costs over a smaller sales base.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Higher warranty costs, based on experience and an industry-wide increase in the number of months between production and the retail sale of RVs.

MH Segment - Second Quarter

Net sales of the MH Segment in the second quarter of 2007 decreased 19 percent, or $12 million, as compared to the second quarter of 2006. Excluding the impact of sales price increases (approximately $4 million), primarily due to material cost increases, organic sales of the MH Segment decreased approximately $16 million, or 26 percent, compared to a 18 percent decrease in industry-wide production of manufactured homes. The organic sales of the Company’s MH segment decreased by a greater amount than the manufactured housing industry due largely to a reduction in the average size of the homes produced by the manufactured housing industry, and partly due to a small amount of business the Company exited because of inadequate margins.

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the twelve months ended June 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended June 30, are as follows:

	2007	2006	Percent Change
Content per Homes Produced	$1,853	$1,631	14%
Content per Floors Produced	$1,063	$981	8%

According to the MHI, industry production for the twelve months ended June 30, are as follows:

	2007	2006	Percent Change
Total Homes Produced	99,300	147,900	(33)%
Total Floors Produced	173,000	245,800	(30)%

Operating profit of the MH Segment in the second quarter of 2007 decreased 33 percent to $4.3 million due to the decrease in net sales, and a decrease in the operating profit margin to 8.4 percent of net sales in the second quarter of 2007, compared to 10.3 percent of net sales in the second quarter of 2006. Operating profit of this segment for the second quarter of 2007 includes charges aggregating $0.6 million to reflect the net loss on sold facilities, and the write-down to estimated current market value of facilities to be sold. Excluding the net impact of these facility write-downs, the operating profit margin of this segment would have been 9.7 percent for the second quarter of 2007.

The operating profit margin of the MH Segment in the second quarter of 2007 was negatively impacted by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
An increase in selling, general and administrative expenses to 14.3 percent of net sales in the second quarter of 2007 from 13.4 percent of net sales in the second quarter of 2006 due to higher delivery costs as a percent of net sales and the spreading of fixed costs over a smaller sales base.

Partially offset by:

•	Implementation of cost-cutting measures.

•	Improved production and procurement efficiencies.

MH Segment - Year to Date

Net sales of the MH Segment in the first six months of 2007 decreased 22 percent, or $27 million, as compared to the first six months of 2006. Excluding the impact of sales price increases (approximately $8 million), primarily due to material cost increases, organic sales of the MH Segment decreased approximately $35 million, or 29 percent, compared to a 28 percent decrease in industry-wide production of manufactured homes. This decline in industry-wide production of manufactured homes from 2006 to 2007 is partly a result of the estimated 3,000 units purchased by FEMA during the early part of 2006 related to the 2005 Gulf Coast hurricanes, which did not recur in 2007. The Company estimates that its hurricane-related sales in the early part of 2006 were approximately $3 million. The purchases by FEMA in early 2006 were primarily single-section homes, in which the Company has substantially less product content per home than multi-section homes, which have represented 72 percent of industry sales since 1999.

Operating profit of the MH Segment in the first six months of 2007 decreased 43 percent to $7.1 million due to the decrease in net sales, and a decrease in the operating profit margin to 7.5 percent of net sales in the first six months of 2007, compared to 10.2 percent of net sales in the first six months of 2006. Operating profit of this segment for the first six months of 2007 includes charges aggregating $0.7 million to reflect the net loss on sold facilities, and the write-down to estimated current market value of facilities to be sold. Excluding the net impact of these facility write-downs, the operating profit margin of this segment would have been 8.3 percent for the first six months of 2007.

The operating profit margin of the MH Segment in the first six months of 2007 was negatively impacted by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•
An increase in selling, general and administrative expenses to 14.4 percent of net sales in the first six months of 2007 from 13.6 percent of net sales in the first six months of 2006 due to higher delivery costs as a percent of net sales and the spreading of fixed costs over a smaller sales base, partially offset by lower incentive compensation as a percent of net sales due to reduced operating profits.

Partially offset by:

•	Implementation of cost-cutting measures.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Improved production and procurement efficiencies.

The Company has remained profitable in this segment despite the 73 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A further significant downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment.

Corporate and Other

Corporate and other expenses for the first six months and second quarter of 2007 were consistent with the comparable periods of 2006.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2007 and 2006, the Company received payments aggregating $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. In July 2007, the Company received $0.1 million, representing the semi-annual interest payment. The balance of the note is $1.7 million at June 30, 2007, which is fully reserved.

Taxes

The effective tax rate for the first six months of 2007 was 38.4 percent, compared to 38.6 percent in the first six months of 2006. The effective tax rate for the second quarter of 2007 was 38.3 percent as compared to 38.7 percent for the second quarter of 2006. The effective tax rate for the full year 2006 was 38.8 percent. The decrease in the effective tax rate for 2007 is due to the Jobs Creation Act of 2004, which reduced the effective Federal tax rate on manufacturing activities by approximately 1 percent in 2006, and approximately 2 percent in 2007, as well as tax-free interest income, partially offset by a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

The decrease in interest expense, net, for the first six months and second quarter of 2007, as compared to the prior year, was primarily due to a decrease in the average debt levels as a result of strong operating cash flows during the latter half of 2006 and the first half of 2007, which more than offset the $40 million the Company has invested in acquisitions since early 2006. In addition, for the first six months of 2007, the Company earned $0.2 million in interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the six months ended June 30, (in thousands):

	2007	2006
Net cash flows provided by operating activities	$43,508	$22,592
Net cash flows used for investment activities	$(5,963)	$(48,021)
Net cash flows (used for) provided by financing activities	$(5,769)	$25,689

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2007 increased by $20.9 million from the same period in 2006. The 2007 period was impacted by a concerted effort by management to reduce inventory on hand, while the traditional seasonal working capital increase was less than typical during the first six months of 2006 because of higher working capital at January 1, 2006 due to the unusually high sales levels during the fourth quarter of 2005 resulting from the sales related to the Gulf Coast hurricanes of 2005.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Investing Activities:

Cash flows used for investing activities of $6.0 million in 2007 include $6.6 million for the acquisition of businesses and $5.4 million for capital expenditures, offset by proceeds of $6.1 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit pursuant to the Credit Agreement (the “Line of Credit”) and cash flow from operations. Capital expenditures for 2007 are anticipated to be approximately $12 million to $15 million and are expected to be funded by cash flow from operations.

Cash flows used for investing activities of $48.0 million in the first six months of 2006 include $33.0 million for the acquisition of businesses and $16.4 million for capital expenditures, offset by proceeds of $1.3 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s Line of Credit, Senior Promissory Notes and cash flow from operations.

On July 6, 2007, Lippert acquired certain assets, liabilities and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.7 million, which was financed from available cash. Extreme Engineering's Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats across the United States. Lippert will continue production at Extreme Engineering's existing leased facility in Riverside, California. Lippert also intends to transfer certain of its existing specialty trailer manufacturing operations to Extreme's facility in connection with the anticipated consolidation of certain existing West Coast factories.

At June 30, 2007, the Company was in the process of selling 15 facilities with an aggregate book value of $10.4 million. As of the end of July 2007, four of such properties, with an aggregate book value of $2.3 million, have either been sold or are under contract for sale, at a small aggregate gain. In addition, on July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage is due and payable in the fourth quarter of 2007.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first six months of 2007 of $5.8 million included a net decrease in debt of $7.9 million, offset by cash flows provided by the exercise of employee stock options of $2.1 million, which includes the related tax benefits. The decrease in debt is primarily due to debt payments of $8.1 million.

Cash flows provided by financing activities for the first six months of 2006 include a net increase in debt of $25.0 million, and cash flows provided by the exercise of employee stock options of $0.7 million, which includes the related tax benefits. The increase in debt includes a net increase in the amount borrowed under the Company’s Line of Credit of $17.6 million and new Senior Promissory Notes of $15.0 million, offset by debt payments of $7.6 million. The increase in borrowings under the Company’s Line of Credit and Senior Promissory Notes was used primarily to fund acquisitions.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

At June 30, 2007 and 2006, the Company had $36.3 million and $3.5 million, respectively, of cash invested in money market funds.

Borrowings under the Company’s $70.0 million Line of Credit at June 30, 2007 were $10.0 million. The Company’s excess cash was not used to pay down these borrowings under the Line of Credit, as these borrowings are associated with an interest rate swap which results in a favorable fixed interest rate of 4.4 percent. The Company also had $2.2 million in outstanding letters of credit under the Line of Credit. Availability under the Company’s Line of Credit was $57.8 million at June 30, 2007. Such availability, along with available cash and anticipated cash flows from operations, is expected to be adequate to finance the Company’s anticipated working capital and anticipated capital expenditure requirements. The maximum borrowings under the Line of Credit can be increased by $20.0 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $24.9 million was outstanding at June 30, 2007. Pursuant to the terms of the shelf loan facility, the Company can issue, and Prudential’s affiliates may, in their sole discretion, consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes.

At June 30, 2007, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

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

In July 2007, the Company received notification from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 94.8 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. After a temporary decline in the fourth quarter of 2006, the Company received further cost increases for certain key raw materials, particularly steel and aluminum, during the early part of 2007. The Company did not experience any significant increase in its labor costs in the first six months of 2007 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits.

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

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, segment allocations, and contingencies and litigation. The Company bases its estimates on historical experience, other available information, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company has remained profitable in the MH Segment despite the 73 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to the MH Segment for potential impairment. A further significant downturn in this industry could result in an impairment of the goodwill or other intangible assets of the MH Segment.

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

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.36 percent at June 30, 2007 based upon the May 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At June 30, 2007, the notional amount was $10.0 million. The fair value of the swap was zero at inception, and $0.3 million at June 30, 2007. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit pursuant to the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.36 percent at June 30, 2007 based upon the June 29, 2007 reset date) and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $0.5 million on each quarterly reset date beginning September 29, 2006. At June 30, 2007, the notional amount was $12.9 million. The fair value of the swap was zero at inception, and ($18,000) at June 30, 2007. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently

At June 30, 2007, the Company had $21.8 million of fixed rate debt plus $22.9 million outstanding under the two interest rate swaps. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2007, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be $0.4 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At June 30, 2007, the Company had $3.1 million of variable rate debt, excluding the $22.9 million outstanding under the two interest rate swaps. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2007, and outstanding borrowings of $3.1 million, future cash flows would be reduced by less than $0.1 million per annum.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and has subsequently implemented certain functions of the new software. Over the last few years, the internal controls of the Company have incrementally been strengthened due both to the new software, and business process changes. The Company anticipates that it will implement certain additional functionalities of the new computer software to further strengthen the Company’s internal controls.

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

Zieman is vigorously defending against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers have agreed to defend Zieman, subject to reservation of the insurers’ rights. Mandatory mediation was conducted. The parties reached a settlement in principle, and are negotiating the terms of a long-form settlement agreement. The settlement would not result in a material liability to Zieman. However, unless and until the long-form settlement agreement is executed by the parties and approved by the Court, the outcome cannot be predicted.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated.

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

Defendant Kinro has conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, prior test results, testing procedures, and the use of labels. In addition, multiple tests were recently conducted by independent laboratories at Kinro’s initiative.

Although discovery by plaintiff and by Kinro is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim. As a result, defendants intend to vigorously defend against the claims, as well as against plaintiff’s ability to pursue the claims as a class action.

Moreover, Kinro believes that, because test results received by Kinro confirm that it is in compliance with HUD safety standards, no remedial action is required or appropriate.

If plaintiff nevertheless pursues its claims, protracted litigation could result, and the outcome of such litigation cannot be predicted.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2007, would not be material to the Company’s financial position or annual results of operations.

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

August 9, 2007