Form 10-Q
period 2007-09-30
DREW INDUSTRIES INC
filed 2007-11-08
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,923,049 shares of common stock as of October 31, 2007.

DREW INDUSTRIES INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

(UNAUDITED)

		Page
PART I -	FINANCIAL INFORMATION

	Item 1 - FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-16

	Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-30

	Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

	Item 4 - CONTROLS AND PROCEDURES	32

PART II -	OTHER INFORMATION

	Item 1 - LEGAL PROCEEDINGS	33-34

	Item 1A - RISK FACTORS	34

	Item 6 - EXHIBITS	34

SIGNATURES		35

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION		36

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION		37

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION		38

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION		39

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In thousands, except per share amounts)
Net sales	$530,810	$591,180	$173,410	$180,743
Cost of sales	403,934	464,956	131,479	142,825
Gross profit	126,876	126,224	41,931	37,918
Selling, general and administrative expenses	71,791	78,579	23,728	25,108
Other income	707	638	51	64
Operating profit	55,792	48,283	18,254	12,874
Interest expense, net	1,996	3,542	444	1,408
Income before income taxes	53,796	44,741	17,810	11,466
Provision for income taxes	20,512	17,368	6,677	4,529
Net income	$33,284	$27,373	$11,133	$6,937

Net income per common share:
Basic	$1.52	$1.27	$0.51	$0.32
Diluted	$1.51	$1.25	$0.50	$0.32

Weighted average common shares outstanding:
Basic	21,856	21,591	21,936	21,615
Diluted	22,089	21,860	22,219	21,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2007	2006	2006
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$43,644	$2,003	$6,785
Accounts receivable, trade, less allowances	38,313	35,444	17,828
Inventories	79,225	98,892	83,076
Prepaid expenses and other current assets	13,703	14,310	13,351

Total current assets	174,885	150,649	121,040

Fixed assets, net	105,582	127,932	124,558
Goodwill	39,305	34,406	34,344
Other intangible assets	33,959	25,679	24,801
Other assets	11,380	6,154	6,533

Total assets	$365,111	$344,820	$311,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$11,309	$9,738	$9,714
Accounts payable, trade	25,012	21,045	12,027
Accrued expenses and other current liabilities	48,400	43,152	37,320

Total current liabilities	84,721	73,935	59,061

Long-term indebtedness	31,328	69,534	45,966
Other long-term liabilities	4,876	2,328	1,361

Total liabilities	120,925	145,797	106,388

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,070,314 shares at September 2007; 23,749,861 shares at September 2006 and 23,833,045 at December 2006	241	238	238
Paid-in capital	60,138	51,746	53,973
Retained earnings	203,322	166,388	170,038
Accumulated other comprehensive (loss) income	(48)	118	106
	263,653	218,490	224,355
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)
Total stockholders’ equity	244,186	199,023	204,888

Total liabilities and stockholders’ equity	$365,111	$344,820	$311,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
(In thousands)

Cash flows from operating activities:
Net income	$33,284	$27,373
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	13,276	11,443
Deferred taxes	102	284
Loss / (gain) on disposal of fixed assets	541	(1,008)
Stock-based compensation expense	1,809	2,345
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(19,512)	(344)
Inventories	6,165	4,403
Prepaid expenses and other assets	1,317	(2,757)
Accounts payable, accrued expenses and other liabilities	24,156	(2,682)
Net cash flows provided by operating activities	61,138	39,057

Cash flows from investing activities:
Capital expenditures	(7,452)	(20,028)
Acquisition of businesses	(17,293)	(33,695)
Proceeds from sales of fixed assets	9,184	2,988
Other investments	(34)	(9)
Net cash flows used for investing activities	(15,595)	(50,744)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	23,797	163,870
Repayments under line of credit and other borrowings	(36,840)	(158,563)
Exercise of stock options	4,359	1,748
Other	-	1,550
Net cash flows (used for) provided by financing activities	(8,684)	8,605

Net increase (decrease) in cash	36,859	(3,082)

Cash and cash equivalents at beginning of period	6,785	5,085
Cash and cash equivalents at end of period	$43,644	$2,003

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest on debt	$2,362	$3,335
Income taxes, net of refunds	$13,892	$18,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2006	$238	$53,973	$170,038	$106	$(19,467)	$204,888
Net income for the nine monthsended September 30, 2007			33,284			33,284
Unrealized loss on interest rateswap, net of taxes				(154)		(154)
Comprehensive income						33,130
Issuance of 236,180 shares of common stock pursuant to stockoptions exercised	3	2,333				2,336
Income tax benefit relating to issuance of common stockpursuant to stock options exercised		2,023				2,023
Stock-based compensation expense		1,809				1,809

Balance - September 30, 2007	$241	$60,138	$203,322	$(48)	$(19,467)	$244,186

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.  Segment Reporting

The Company has two reportable operating segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 74 percent and 70 percent of consolidated net sales for the nine month periods ended September 30, 2007 and 2006, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems, ramp doors, exterior panels, and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers.

The MH Segment, which accounted for 26 percent and 30 percent of consolidated net sales for the nine month periods ended September 30, 2007 and 2006, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers, which aggregated $16 million and $21 million in the first nine months of 2007 and 2006, respectively, sales other than to manufacturers of RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes; therefore the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income before interest, amortization of intangibles and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2006 Annual Report on Form 10-K.

Information relating to segments follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
RV segment	$390,193	$415,740	$127,156	$126,423
MH segment	140,617	175,440	46,254	54,320
Total net sales	$530,810	$591,180	$173,410	$180,743

Operating profit:
RV segment	$53,193	$38,034	$17,562	$10,675
MH segment	10,707	17,464	3,636	5,158
Total segment operating profit	63,900	55,498	21,198	15,833
Amortization of intangibles	(3,014)	(1,725)	(1,111)	(788)
Corporate and other	(5,801)	(6,128)	(1,884)	(2,235)
Other income	707	638	51	64
Total operating profit	$55,792	$48,283	$18,254	$12,874

3.  Acquisitions

On July 6, 2007, Lippert acquired certain assets, liabilities and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. (“Pivit Hitch”). Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.8 million, including transaction costs, which was financed from available cash. The results of the acquired Extreme Engineering and Pivit Hitch businesses have been included in the Company’s Consolidated Statement of Income beginning July 6, 2007.

Extreme Engineering's Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats throughout the United States. Lippert has continued production at Extreme Engineering's existing leased facility in Riverside, California. Lippert has also transferred certain of its existing specialty trailer manufacturing operations to Extreme's facility in connection with the consolidation of certain existing West Coast factories.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total consideration for the Extreme Engineering and Pivit Hitch acquisitions was allocated on an estimated basis, pending the final valuations for certain intangible assets, as follows (in thousands):

Net tangible assets acquired	$1,259
Identifiable intangible assets	6,000
Goodwill	3,525
Total cash consideration	$10,784

On May 21, 2007, Lippert acquired certain assets and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. The results of the acquired Coach Step business have been included in the Company’s Consolidated Statement of Income beginning May 21, 2007. The Company has integrated Coach Step’s business into existing Lippert facilities.

Total consideration for the Coach Step acquisition was allocated on an estimated basis, pending the final valuations for certain intangible assets, as follows (in thousands):

Net tangible assets acquired	$604
Identifiable intangible assets	1,780
Goodwill	648
Total cash consideration	$3,032

On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance will be paid annually over the next five years. The aggregate purchase price could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the next five years. The annual payments to be made over the next five years bear interest at the stated rate of 3 percent per annum from the date of the acquisition. The acquisition was financed with borrowings under the Company's existing line of credit pursuant to a Credit Agreement with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (the “Credit Agreement”). The results of the acquired Trailair and Equa-Flex businesses have been included in the Company’s Consolidated Statement of Income beginning January 2, 2007. The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

Total consideration for the Trailair and Equa-Flex acquisitions was allocated on an estimated basis, pending the final valuations for certain intangible assets, as follows (in thousands):

Net tangible assets acquired	$548
Identifiable intangible assets	4,160
Goodwill	730
Total consideration	5,438
Less: Present value of future minimum payments	(1,961)
Total cash consideration	$3,477

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which consist of money market funds, are recorded at cost which approximates market value. Investments were $40.8 million at September 30, 2007.

5.  Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	September 30,		December 31,
	2007	2006	2006

Finished goods	$12,665	$15,382	$13,513
Work in process	3,009	4,457	3,868
Raw material	63,551	79,053	65,695
Total	$79,225	$98,892	$83,076

6. Long-term Indebtedness

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.56 percent at September 30, 2007 based upon the August 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At September 30, 2007, the notional amount was $9.0 million. The fair value of the swap was zero at inception, and $0.2 million at September 30, 2007. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit pursuant to the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.20 percent at September 30, 2007 based upon the September 26, 2007 reset date) and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $0.5 million on each quarterly reset date beginning September 29, 2006. At September 30, 2007, the notional amount was $12.3 million. The fair value of the swap was zero at inception, and ($0.2) million at September 30, 2007. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term indebtedness consists of the following (dollars in thousands):

	September 30,		December 31,
	2007	2006	2006

Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29, with interest payable quarterly at the rate of 5.01 percent perannum, final payment to be made on April 29, 2010	$11,000	$15,000	$14,000
Senior Promissory Notes payable at the rate of $536 per quarter on the last business day of March, June, September, and December, with interest payable at the rate of LIBOR plus 1.65 percent per annum, final payment to be made on June 28, 2013	12,321	14,464	13,929
Notes payable pursuant to the Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $70,000, with interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance	9,000	31,750	12,000
Industrial Revenue Bonds, interest rates at September 30, 2007 of 4.68% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	5,774	8,418	8,077
Other loans primarily secured by certain real estate and equipment, due 2008 to 2011, with fixed interest rates at September 30, 2007 of 5.18% to 6.52%	4,440	6,259	5,780
Other loan primarily secured by certain real estate, due 2011 with variable interest rate at September 30, 2007 of 8.50%	102	3,381	1,894
	42,637	79,272	55,680
Less current portion	11,309	9,738	9,714

Total long-term indebtedness	$31,328	$69,534	$45,966

The weighted average interest rate for the Company’s indebtedness was 5.61 percent at September 30, 2007.

The maximum borrowings under the line of credit pursuant to the Credit Agreement can be increased by $20.0 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $23.3 million was outstanding at September 30, 2007. Pursuant to the terms of the shelf loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. The shelf loan facility expires on June 13, 2009.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At September 30, 2007, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the line of credit pursuant to the Credit Agreement are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

7. Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding
for basic earnings per share	21,856	21,591	21,936	21,615
Common stock equivalents pertaining
to stock options	233	269	283	171
Total for diluted shares	22,089	21,860	22,219	21,786

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

Mandatory mediation was conducted. The parties reached a settlement, and entered into a final settlement agreement which was preliminarily approved by the Court. It is currently anticipated that the Court will conduct a final approval hearing in three to four months. The settlement would not result in material liability to Zieman. However, unless and until the settlement is implemented and receives final approval by the Court, the outcome cannot be predicted.

Plaintiffs alleged that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005 equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs alleged that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs sought to certify a class of residents of California who purchased such new or used models. Plaintiffs sought monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Zieman vigorously defended against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers agreed to defend Zieman, subject to reservation of the insurers’ rights.

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

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

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

In October, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Although no settlement was reached, the parties agreed to continue discussions. The outcome of such discussions cannot be predicted.

If settlement is not reached and plaintiff pursues its claims, protracted litigation could result, and the outcome of such litigation cannot be predicted.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2007, would not be material to the Company’s financial position or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Taxes

The Company periodically undergoes examinations by the IRS, as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. During the third quarter of 2006, the IRS completed an audit of the Company’s 2003 federal tax return, and found no changes. For federal income tax purposes, the tax years 2004 through 2006 remain subject to examination. The IRS has recently begun an examination of the 2005 tax year.

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

The Company has assessed its risks associated with the above matter, as well as all other tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2007, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2007 and 2006, the Company received payments aggregating $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.7 million at September 30, 2007, which is fully reserved.

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. Under the sale-leaseback, the facility, with a net book value of $2.8 million, was sold for $5.7 million and leased-back under an operating lease, which terminated in September 2007, at $15,000 per month. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. Drew expects to record a gain on this sale of approximately $2.8 million, after direct costs incurred on the transaction, when the note is collected. The note was due on October 31, 2007, but the buyer has requested an extension. Negotiations are currently being conducted. The Company has combined the operations conducted at this facility with its other West Coast operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Facilities Consolidation

Over the past fifteen months, the Company has consolidated 15 facilities into other existing facilities, and plans have been made to consolidate at least an additional 3 facilities over the balance of 2007. Eight facilities were sold during the first nine months of 2007. In connection with the determination to close facilities, the Company recorded a net charge of $0.8 million ($0.7 million after the direct impact on incentive compensation) in the first nine months of 2007, and a net gain of $0.9 million ($0.7 million after the direct impact on incentive compensation) during the third quarter of 2007, to reflect the net gain or loss on sold facilities and the write-down to estimated current market value of facilities to be sold. In addition, the Company eliminated more than 100 salaried positions. The severance costs incurred by the Company were not significant.

At September 30, 2007, the Company was in the process of selling 13 facilities with an aggregate book value of $9.4 million. As of the end of October 2007, three of such properties, with an aggregate book value of $1.7 million, are under contract for sale, at a gain.

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

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to the MH Segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of the MH Segment. As of September 30, 2007, the goodwill and other intangible assets of the MH segment aggregate $14.7 million.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of January 1, 2007, the total amount of unrecognized tax benefits is $3.8 million, which, if recognized, would increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition. The amount of unrecognized tax benefit as of September 30, 2007 did not change significantly from the amount as of the adoption of FIN 48.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. On January 1, 2007, the total amount of such accrued interest and penalties was $0.9 million. The amount of accrued interest and penalties as of September 30, 2007 did not change significantly from the amount as of the adoption of FIN 48.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH segments. At September 30, 2007, the Company’s subsidiaries operated 36 plants in the United States.

The RV Segment accounted for 74 percent of consolidated net sales for the nine months ended September 30, 2007 and 70 percent of the annual consolidated net sales for 2006. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, chassis, chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bedlifts, suspension systems, ramp doors, exterior panels and thermoformed bath and kitchen products for RVs. Approximately 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as specialty trailers for hauling equipment, boats, personal watercraft and snowmobiles, and axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 75 percent of all RVs shipped by the industry in 2006, up from 61 percent in 2001.

The MH Segment, which accounted for 26 percent of consolidated net sales for the nine months ended September 30, 2007 and 30 percent of the annual consolidated net sales for 2006, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, chassis, chassis parts, axles, tires and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated $16 million and $21 million in the first nine months of 2007 and 2006, respectively, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use.  RVs may be motorized (motorhomes) or towable (travel trailers, fifth wheel travel trailers, folding camping trailers and truck campers). Towable RVs represented approximately 86 percent of the 390,500 RVs sold in 2006, while motorhomes represented the remaining 14 percent of RVs sold.

In the first half of 2006, wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary market, exceeded retail sales, resulting in increased dealer inventories. In response to high inventory levels, beginning in August 2006, dealers reduced their orders for new RVs, causing wholesale shipments to decline.

Wholesale shipments of travel trailers and fifth wheel RVs declined 13 percent in the first nine months of 2007, compared to an increase in retail sales of travel trailers and fifth wheel RVs of approximately 3 percent through August 2007, the last month for which information is available, an indication that there has been a reduction in dealer inventories.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the third quarter of 2007, the Recreational Vehicle Industry Association (“RVIA”) reported a 6 percent decrease in wholesale shipments of travel trailers and fifth wheel RVs. However, retail sales of travel trailers and fifth wheel RVs increased approximately 4 percent for July and August 2007 combined, the last months for which information is available.

As a result of the decrease in wholesale shipments and the increase in retail sales, recent dealer surveys indicate inventories of towable RVs are more in line with dealer targets, but are still slightly higher than dealers would prefer going into the off-season, which generally begins in November and ends in February. With fewer towable RVs on their lots as compared to the latter half of 2006, dealers should be in a better position to increase their orders in response to an improvement in retail demand, if it should occur.

The RVIA has projected a 9 percent decline in wholesale shipments of travel trailers and fifth wheel RVs in 2007. Based upon the actual wholesale shipments for the first nine months of 2007, the RVIA projection for all of 2007 implies a 9 percent increase in wholesale shipments of travel trailers and fifth wheel RVs for the fourth quarter of 2007. However, management believes that retail sales of travel trailers and fifth wheel RVs could be adversely impacted by the recent volatility in the real estate and mortgage markets, which could have an adverse impact on consumer spending, and thus affect wholesale shipments.

In the long-term, RV sales are expected to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the population. According to U.S. Census Bureau projections released in March 2004, there will be in excess of 20 million more people over the age of 50 by 2014.

Since 1997, the RVIA has employed an advertising campaign. The fourth phase commenced in February 2006, and is targeted at both parents aged 30-49 with children at home, and couples aged 50-64 with no children at home. Further, the popularity of traveling to NASCAR and other sporting events, or using the RVs as second homes, also appears to be a motivation for consumers to purchase RVs.

Manufactured Housing Industry

Manufactured Homes are built entirely in a factory, transported to the site, and installed under a federal building code administered by the U.S. Department of Housing and Urban Development (HUD). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. All HUD Code manufactured homes have a steel undercarriage, or chassis, that supports each section. The HUD Code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally-regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes.

As a result of (i) limited credit availability because of high credit standards applied to purchases of manufactured homes, and (ii) high interest rate spreads between conventional mortgages on site built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land), industry production declined approximately 75 percent since 1998, to an estimated 95,000 to 98,000 homes in 2007.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Manufactured Housing Institute (“MHI”) reported that for the nine months ended September 30, 2007, industry wholesale shipments of manufactured homes decreased 22 percent over the same period in the prior year. The MHI also reported that industry wholesale shipments of manufactured homes decreased 10 percent in the third quarter of 2007, compared to the same period in the prior year.

With the current slowdown in the real estate market for site-built homes, we believe it has become more difficult for retirees to sell their site-built home and buy a manufactured home. This is borne out by the 40 plus percent decline in sales of manufactured homes in Florida, California and Arizona, for the first nine months of 2007 as compared to the prior period. These three states are traditionally favored by retirees, and usually represent some of the strongest markets for manufactured homes.

Some industry analysts believe the tightening of credit on mortgages for site-built homes points to the potential for modest increases in wholesale shipments of manufactured homes, although wholesale shipments of manufactured homes to date have remained below prior year levels.

The Company believes that long-term prospects for manufactured housing are positive because of the quality and affordability of the home, and the favorable demographic trends, including increased numbers of retirees, who have been a significant market for manufactured homes.

Raw Material Prices

The prices the Company pays for steel, which represents about half of the Company’s raw material costs, and other key raw materials have increased significantly since the beginning of 2004. During 2006, and continuing into the early part of 2007, except for a temporary decline during the fourth quarter of 2006 for certain raw materials, the Company received further cost increases from its suppliers of key raw materials. To offset the impact of higher raw material costs, the Company implemented sales price increases to its customers. There have not been significant changes in the cost of key raw materials since the early part of 2007. The Company estimates that substantially all raw material cost increases received through September 2007 were passed on to customers.

While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers in the form of sales price increases.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
RV segment	$390,193	$415,740	$127,156	$126,423
MH segment	140,617	175,440	46,254	54,320
Total net sales	$530,810	$591,180	$173,410	$180,743

Operating profit:
RV segment	$53,193	$38,034	$17,562	$10,675
MH segment	10,707	17,464	3,636	5,158
Total segment operating profit	63,900	55,498	21,198	15,833
Amortization of intangibles	(3,014)	(1,725)	(1,111)	(788)
Corporate and other	(5,801)	(6,128)	(1,884)	(2,235)
Other income	707	638	51	64
Total operating profit	$55,792	$48,283	$18,254	$12,874

Consolidated Highlights

▪
Net sales for the third quarter of 2007 decreased $7 million (4 percent) from the third quarter of 2006. The decrease in net sales this quarter was due to an organic sales decline of about $16 million (approximately 9 percent) resulting from the weakness in both the RV and manufactured housing industries, partially offset by sales price increases of approximately $5 million, primarily due to material cost increases, and sales of $4 million due to acquisitions.

▪	Net income for the third quarter of 2007 increased 60 percent from the third quarter of 2006 for the following reasons:

•
In response to the slowdowns in both the RV and manufactured housing industries, over the past 15 months the Company closed 15 facilities and consolidated those operations into other existing facilities, and reduced fixed overhead where prudent, including reducing staff levels by more than 100 salaried employees. These facility consolidations and fixed overhead reductions increased operating profit in the third quarter of 2007 by approximately $2.0 million ($1.2 million after taxes), and are expected to improve operating profit by more than $6 million in 2007.

•	Improved production and procurement efficiencies.

•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	2006 operating profit was reduced by $1.2 million ($0.7 million after taxes) due to losses at the Indiana specialty trailer operation which was closed in September 2006.

▪
On July 6, 2007, Lippert acquired certain assets, liabilities and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. (“Pivit Hitch”). Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.8 million, including transaction costs, which was financed from available cash. Extreme Engineering's Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats throughout the United States. Lippert has continued production at Extreme Engineering's existing leased facility in Riverside, California. Lippert has also transferred certain of its existing specialty trailer manufacturing operations to Extreme's facility in connection with the consolidation of certain existing West Coast factories.

▪
During the last few years, the Company introduced several new products for the RV and specialty trailer markets, including products for the motorhome market, a relatively new RV category for the Company. New products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, ramp doors and suspension systems for towable RVs, and bed lifts, entry steps, thermoformed bath and kitchen products, and exterior panels for both towable RVs and motorhomes. The Company estimates that the market potential of these products is over $700 million. In the third quarter of 2007, the Company’s sales of these products were running at an annualized rate of approximately $120 million, as compared to an annualized rate of approximately $105 million in the third quarter of 2006, an increase of approximately 14 percent, despite the decline in industry-wide shipments of RVs.

RV Segment - Third Quarter

Net sales of the RV Segment in the third quarter of 2007 increased 1 percent, or $1 million, as compared to the third quarter of 2006 due to:

•	Sales from acquisitions of approximately $4 million.

•	Sales price increases of approximately $2 million, primarily due to material cost increases.

Partially offset by:

•
A 2007 organic sales decline of approximately $3 million, or 2 percent, of RV related products, compared to a decline of 6 percent in wholesale shipments of travel trailers and fifth wheel RVs for the same period.

•	A decline of approximately $2 million in sales of specialty trailers primarily due to the September 2006 closure of the Indiana specialty trailer operation.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, excluding Emergency Living Units (“ELUs”) purchased by the Federal Emergency Management Agency (“FEMA”), for the twelve months ended September 30, divided by the wholesale shipments of the different types of RVs by the industry, excluding ELUs, for the twelve months ended September 30, are as follows:

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	2007	2006	Percent Change

Content per Travel Trailer and Fifth Wheel RVs	$1,709	$1,530	12%
Content per Motorhomes	$238	$197	21%
Content per all RVs	$1,295	$1,189	9%

According to the RVIA, industry production for the twelve months ended September 30, are as follows:

	2007	2006	Percent Change

Travel Trailer and Fifth Wheel RVs	261,600	309,700	(16)%
Motorhomes	55,900	55,700	0%
All RVs	355,500	407,800	(13)%

Operating profit of the RV Segment in the third quarter of 2007 increased 65 percent to $17.6 million due to an increase in the operating profit margin to 13.8 percent of net sales in the third quarter of 2007, compared to 8.4 percent of net sales in the third quarter of 2006.

The operating profit margin of the RV Segment in the third quarter of 2007 was favorably impacted by:

•	Implementation of cost-cutting measures.

•	Improved production and procurement efficiencies.

•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.

•	The elimination of $1.2 million in losses incurred in the Company’s Indiana specialty trailer operation in the third quarter of 2006. This operation was closed in September 2006.

•	Lower workers compensation costs.

•
A decrease in selling, general and administrative expenses to 10.9 percent of net sales in the third quarter of 2007 from 11.7 percent of net sales in the third quarter of 2006 due to cost cutting measures implemented and lower delivery costs, partially offset by higher incentive compensation as a percent of net sales due to increased operating profit margins.

Partially offset by:

•	Higher warranty costs based on claims experience and an industry-wide increase in the number of months between production and the retail sale of RVs.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RV Segment - Year to Date

Net sales of the RV Segment in the first nine months of 2007 decreased 6 percent, or $26 million, as compared to the first nine months of 2006 due to:

•	A 2007 organic sales decline of approximately $31 million, or 7 percent, of RV related products.

•	A decline of approximately $17 million in hurricane-related sales compared to the first nine months of 2006. Subsequent to March 2006, there was no significant hurricane-related activity.

•	A decline of approximately $7 million in sales of specialty trailers primarily due to the September 2006 closure of the Indiana specialty trailer operation.

Partially offset by:

•	Sales price increases of approximately $15 million, primarily due to material cost increases.

•	Sales from acquisitions of approximately $14 million.

The 7 percent organic sales decline in the Company’s RV related products approximated the 9 percent decrease in industry shipments of travel trailers and fifth wheel RVs, which industry shipments exclude both the ELUs purchased by FEMA and the estimated 9,000 travel trailers purchased by dealers related to the 2005 Gulf Coast hurricanes primarily during the first three months of 2006. The Company’s average content for the RVs and ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers.

Operating profit of the RV Segment in the first nine months of 2007 increased 40 percent to $53.2 million due to an increase in the operating profit margin to 13.6 percent of net sales in the first nine months of 2007, compared to 9.1 percent of net sales in the first nine months of 2006, partially offset by the impact of the decline in sales.

The operating profit margin of the RV Segment in the first nine months of 2007 was favorably impacted by:

•	Implementation of cost-cutting measures.

•	Improved production and procurement efficiencies.

•	A temporary decline in certain raw materials costs purchased during the fourth quarter of 2006 which favorably impacted cost of sales during the early part of 2007.

•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.

•	The elimination of $3.1 million in losses incurred in the Company’s Indiana specialty trailer operation in the first nine months of 2006. This operation was closed in September 2006.

•	Lower workers compensation costs.

•
A decrease in selling, general and administrative expenses to 11.1 percent of net sales in the third quarter of 2007 from 11.3 percent of net sales in the third quarter of 2006 due to cost cutting measures implemented and lower delivery costs, partially offset by the spreading of fixed costs over a smaller sales base and higher incentive compensation as a percent of net sales due to increased operating profit margins.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

•	The negative impact on the third quarter of 2007 of spreading fixed manufacturing costs over a smaller sales base.

•	Higher warranty costs, based on claims experience and an industry-wide increase in the number of months between production and the retail sale of RVs.

MH Segment - Third Quarter

Net sales of the MH Segment in the third quarter of 2007 decreased 15 percent, or $8 million, compared to the third quarter of 2006. Excluding the impact of sales price increases (approximately $2 million), primarily due to material cost increases, organic sales of the MH Segment decreased approximately $10 million, or 19 percent, compared to a 10 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH segment was greater than the manufactured housing industry due partly to a reduction in the average size of the homes produced by the manufactured housing industry, thus requiring less content of the Company’s products, and partly due to a small amount of business the Company exited because of inadequate margins.

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the twelve months ended September 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended September 30, are as follows:

	2007	2006	Percent Change
Content per Home Produced	$1,826	$1,686	8%
Content per Floor Produced	$1,056	$1,016	4%

According to the MHI, industry production for the twelve months ended September 30, are as follows:

	2007	2006	Percent Change
Total Homes Produced	96,500	141,400	(32)%
Total Floors Produced	166,900	234,600	(29)%

Operating profit of the MH Segment in the third quarter of 2007 decreased 30 percent to $3.6 million due to the impact of the decrease in net sales, and a decrease in the operating profit margin to 7.9 percent of net sales in the third quarter of 2007, compared to 9.5 percent of net sales in the third quarter of 2006. Operating profit of this segment for the third quarter of 2006 included a net gain of $0.5 million related to facility sales and related consolidation costs, as compared to a net amount of less than $0.1 million in the same period of 2007. The third quarter of 2007 also included expenses related to pending litigation (See Part II Item 1 - Legal Proceedings) aggregating $0.6 million. The expenses related to this pending litigation are expected to continue for the duration of the litigation. Excluding the net impact of these items, the operating profit margin of this segment would have been 9.1 percent and 8.6 percent for the third quarter of 2007 and 2006, respectively.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The operating profit margin of the MH Segment in the third quarter of 2007 was positively impacted by:

•	Implementation of cost-cutting measures.

•	Improved production and procurement efficiencies.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•
An increase in selling, general and administrative expenses to 15.4 percent of net sales in the third quarter of 2007 from 13.9 percent of net sales in the third quarter of 2006 due primarily to the spreading of fixed costs over a smaller sales base.

MH Segment - Year to Date

Net sales of the MH Segment in the first nine months of 2007 decreased 20 percent, or $35 million, as compared to the first nine months of 2006. Excluding the impact of sales price increases (approximately $10 million), primarily due to material cost increases, organic sales of the MH Segment decreased approximately $45 million, or 26 percent, compared to a 22 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH segment was greater than the manufactured housing industry due partly to a reduction in the average size of the homes produced by the manufactured housing industry, thus requiring less content of the Company’s products, and partly due to a small amount of business the Company exited because of inadequate margins. This decline in industry-wide production of manufactured homes from 2006 to 2007 is partly a result of the estimated 3,000 units purchased by FEMA during the early part of 2006 related to the 2005 Gulf Coast hurricanes, which did not recur in 2007. The Company estimates that its hurricane-related sales in the early part of 2006 were approximately $3 million.

Operating profit of the MH Segment in the first nine months of 2007 decreased 39 percent to $10.7 million due to the impact of the decrease in net sales, and a decrease in the operating profit margin to 7.6 percent of net sales in the first nine months of 2007, compared to 10.0 percent of net sales in the first nine months of 2006. Operating profit of this segment for the first nine months of 2007 included charges aggregating $1.0 million related to facility sales and write-downs, and related consolidation costs, while the operating profit of this segment for the first nine months of 2006 included a net gain of $0.6 million related to facility sales and write-downs, and related consolidation costs. The first nine months of 2007 also included expenses related to pending litigation (See Part II Item 1 - Legal Proceedings) aggregating $0.9 million. The expenses related to this pending litigation are expected to continue for the duration of the litigation. Excluding the net impact of these items, the operating profit margin of this segment would have been 8.9 percent and 9.6 percent for the first nine months of 2007 and 2006, respectively.

The operating profit margin of the MH Segment in the first nine months of 2007 was negatively impacted by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•
An increase in selling, general and administrative expenses to 14.7 percent of net sales in the first nine months of 2007 from 13.7 percent of net sales in the first nine months of 2006 due to higher delivery costs as a percent of net sales and the spreading of fixed costs over a smaller sales base, partially offset by lower incentive compensation as a percent of net sales due to reduced operating profit margins.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

•	Implementation of cost-cutting measures.

•	Improved production and procurement efficiencies.

•	Lower workers compensation costs.

The Company has remained profitable in this segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of September 30, 2007, the goodwill and other intangible assets of the MH segment aggregate $14.7 million.

Corporate and Other

Corporate and other expenses for the first nine months and third quarter of 2007 were below the comparable periods of 2006 due primarily to approximately $500,000 in costs incurred for due diligence in connection with an acquisition which was not completed during the third quarter of 2006.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2007 and 2006, the Company received payments aggregating $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.7 million at September 30, 2007, which is fully reserved.

Taxes

The effective tax rate for the first nine months of 2007 was 38.1 percent, compared to 38.8 percent in the first nine months of 2006. The effective tax rate for the third quarter of 2007 was 37.5 percent as compared to 39.5 percent for the third quarter of 2006. The effective tax rate for the full year 2006 was 38.8 percent. Compared to 2006, the change in the effective tax rate for 2007 is due to the Jobs Creation Act of 2004, which reduced the effective Federal tax rate on manufacturing activities by approximately 1 percent in 2006, and approximately 2 percent in 2007, and the impact of tax-free interest income earned by the Company, partially offset by a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

The decrease in interest expense, net, for the first nine months and third quarter of 2007, as compared to the prior year, was primarily due to a decrease in the average debt levels as a result of strong operating cash flows during the latter half of 2006 and the first nine months of 2007, which more than offset the $50 million the Company has invested in acquisitions since early 2006. In addition, for the first nine months of 2007, the Company earned $0.6 million in interest income.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the nine months ended September 30, (in thousands):

	2007	2006

Net cash flows provided by operating activities	$61,138	$39,057
Net cash flows used for investment activities	$(15,595)	$(50,744)
Net cash flows (used for) provided by financing activities	$(8,684)	$8,605

Cash Flows from Operations

Net cash flows from operating activities in the first nine months of 2007 increased by $22.1 million from the same period in 2006, primarily as a result of higher net income, the timing of inventory purchases and payments, and a concerted effort by management in 2007 to reduce inventory on hand, which has historically increased seasonally in the first nine months of the year. In addition, the traditional seasonal working capital increase was less than typical during the first nine months of 2006 because of higher working capital at January 1, 2006 due to the unusually high sales levels during the fourth quarter of 2005 resulting from the sales related to the Gulf Coast hurricanes of 2005.

Cash Flows from Investing Activities:

Cash flows used for investing activities of $15.6 million in 2007 included $17.3 million for the acquisition of businesses and $7.5 million for capital expenditures, offset by proceeds of $9.2 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit pursuant to the Credit Agreement, cash flow from operations, and proceeds from the sale of fixed assets. Capital expenditures for 2007 are anticipated to be approximately $10 million to $12 million and are expected to be funded by cash flow from operations.

Cash flows used for investing activities of $50.7 million in the first nine months of 2006 included $33.7 million for the acquisition of businesses and $20.0 million for capital expenditures, offset by proceeds of $3.0 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit pursuant to the Credit Agreement, Senior Promissory Notes and cash flow from operations.

At September 30, 2007, the Company was in the process of selling 13 facilities with an aggregate book value of $9.4 million. As of the end of October 2007, three of such properties, with an aggregate book value of $1.7 million, are under contract for sale, at a gain. In addition, on July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The note was due on October 31, 2007, but the buyer has requested an extension. Negotiations are currently being conducted.

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Financing Activities

Cash flows used for financing activities for the first nine months of 2007 of $8.7 million included a net decrease in debt of $13.0 million, offset by cash flows provided by the exercise of employee stock options of $4.4 million, which includes the related tax benefits. The decrease in debt is primarily due to debt payments of $13.3 million.

Cash flows provided by financing activities for the first nine months of 2006 include a net increase in debt of $5.3 million, and cash flows provided by the exercise of employee stock options of $1.7 million, which includes the related tax benefits. The increase in debt is due primarily to new Senior Promissory Notes of $15.0 million, offset by debt payments of $10.0 million. The increase in borrowings under the Senior Promissory Notes was used primarily to fund the June 2006 acquisition of Happijac.

At September 30, 2007, the Company had $40.8 million of cash invested in money market funds.

Borrowings under the Company’s $70.0 million line of credit pursuant to the Credit Agreement at September 30, 2007 were $9.0 million. The Company’s excess cash was not used to pay down these borrowings under the line of credit pursuant to the Credit Agreement, as these borrowings are associated with an interest rate swap which results in a favorable fixed interest rate of 4.4 percent. The Company had $2.1 million in outstanding letters of credit under the line of credit pursuant to the Credit Agreement. Availability under the Company’s line of credit pursuant to the Credit Agreement was $58.9 million at September 30, 2007. Such availability, along with available cash and anticipated cash flows from operations, is expected to be adequate to finance the Company’s anticipated working capital and anticipated capital expenditure requirements. The maximum borrowings under the line of credit pursuant to the Credit Agreement can be increased by $20.0 million, upon approval of the lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $23.3 million was outstanding at September 30, 2007. Pursuant to the terms of the shelf loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. The shelf loan facility expires on June 13, 2009.

At September 30, 2007, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In November 2007, the Company received notification from Institutional Stockholders Services, Inc., (“ISS”) a Rockville, Maryland-based independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 85 percent of all companies listed in the Russell 3000 index. The Company has no business relationships with ISS.

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. After a temporary decline in the fourth quarter of 2006, the Company received further cost increases for certain key raw materials, particularly steel and aluminum, during the early part of 2007. There have not been significant changes in the cost of key raw materials since the early part of 2007. The Company did not experience any significant increase in its labor costs in the first nine months of 2007 related to inflation.

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

DREW INDUSTRIES INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to the MH Segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of the MH Segment. As of September 30, 2007, the goodwill and other intangible assets of the MH segment aggregate $14.7 million.

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

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.56 percent at September 30, 2007 based upon the August 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At September 30, 2007, the notional amount was $9.0 million. The fair value of the swap was zero at inception, and $0.2 million at September 30, 2007. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit pursuant to the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it will receive periodic payments at the 3 month LIBOR rate (5.20 percent at September 30, 2007 based upon the September 26, 2007 reset date) and make periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreases by $0.5 million on each quarterly reset date beginning September 29, 2006. At September 30, 2007, the notional amount was $12.3 million. The fair value of the swap was zero at inception, and ($0.2) million at September 30, 2007. The Company has designated this swap as a cash flow hedge of the Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At September 30, 2007, the Company had $20.0 million of fixed rate debt plus $21.3 million outstanding in connection with the two interest rate swaps. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2007, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be $0.4 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At September 30, 2007, the Company had $1.3 million of variable rate debt, excluding the $21.3 million outstanding in connection with the two interest rate swaps. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2007, and outstanding borrowings of $1.3 million, future cash flows would be reduced by less than $0.1 million per annum.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and has subsequently implemented certain functions of the new software. Over the last few years, the internal controls of the Company have incrementally been strengthened due both to the new software, and business process changes. The Company anticipates that it will continue to implement certain additional functionalities of the new computer software to further strengthen the Company’s internal controls.

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

Mandatory mediation was conducted. The parties reached a settlement, and entered into a final settlement agreement which was preliminarily approved by the Court. It is currently anticipated that the Court will conduct a final approval hearing in three to four months. The settlement would not result in material liability to Zieman. However, unless and until the settlement is implemented and receives final approval by the Court, the outcome cannot be predicted.

Plaintiffs alleged that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005 equipped with frames manufactured by Zieman that are defective in design and manufacture. Plaintiffs alleged that the defects cause the trailer to place excessive weight on the trailer coach tongue and the towing vehicle’s trailer hitch, causing damage to the trailers and the towing vehicles, and that the tires on the trailers do not support the advertised maximum towing capacity of the trailers. Plaintiffs sought to certify a class of residents of California who purchased such new or used models. Plaintiffs sought monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman vigorously defended against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers agreed to defend Zieman, subject to reservation of the insurers’ rights.

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

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

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

In October, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Although no settlement was reached, the parties agreed to continue discussions. The outcome of such discussions cannot be predicted.

If settlement is not reached and plaintiff pursues its claims, protracted litigation could result, and the outcome of such litigation cannot be predicted.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2007, would not be material to the Company’s financial position or annual results of operations.

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

November 8, 2007