Form 10-K
period 2007-12-31
DREW INDUSTRIES INC
filed 2008-03-17
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year End December 31, 2007	Commission File Number 0-13646

DREW INDUSTRIES INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3250533 (I.R.S. Employer Identification Number)

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

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant as of the most recently completed second fiscal quarter (June 30, 2007) was $641,460,193.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (February 29, 2008) was 21,938,329 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be held on May 28, 2008 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the Company’s common stock and other matters. Statements in this Form 10-K that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-K.

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes and recreational vehicles, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the disposition into the market by FEMA, by sale or otherwise, of RVs or manufactured homes purchased by FEMA in connection with natural disasters, changes in zoning regulations for manufactured homes, a sales decline in either the RV or manufactured housing industries, the financial condition of our customers, retention of significant customers, interest rates, oil and gasoline prices, the outcome of litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

PART I

Item 1. BUSINESS.

Summary

Drew has two reportable operating segments: the recreational vehicle (“RV”) products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 74 percent of consolidated net sales for 2007, and the MH Segment accounted for 26 percent of consolidated net sales for 2007. More than 90 percent of the RV Segment sales were of products for travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Drew’s wholly-owned subsidiaries, Kinro, Inc. and its subsidiaries (collectively, "Kinro"), and Lippert Components, Inc. and its subsidiaries (collectively, "Lippert"), each have operations in both the RV Segment and the MH Segment.

Kinro manufactures and markets components primarily for RVs and manufactured homes, including windows, doors and screens, and thermoformed bath and kitchen products. Lippert manufactures and markets components primarily for RVs and manufactured homes, including steel chassis, steel chassis parts, RV slide-out mechanisms and related power units, electric stabilizer jacks, leveling devices, bed lifts, suspension systems, ramp doors, axles and steps. Lippert also manufactures specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Certain products manufactured by Kinro and Lippert are also used in modular homes and office units.

During the last 10 years, the Company has acquired 13 manufacturers of components for RVs, manufactured homes, and specialty trailers, expanded its geographic market and product lines, added and consolidated manufacturing facilities, integrated manufacturing, distribution and administrative functions, and developed new and innovative products. As a result, at December 31, 2007, the Company operated 33 manufacturing facilities in 14 states, and achieved consolidated sales of $669 million for 2007.

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

Recent Developments

Acquisitions

On July 6, 2007, Lippert acquired certain assets, liabilities and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. (“Pivit Hitch”). Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.8 million, including transaction costs, which was financed from the Company’s available cash.

Extreme Engineering’s Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats throughout the United States. Lippert has continued production at Extreme Engineering’s existing leased facility in Riverside, California. Lippert has also transferred certain of its existing specialty trailer manufacturing operations to Extreme Engineering’s facility in connection with the consolidation of certain of its existing West Coast factories.

On May 21, 2007, Lippert acquired certain assets and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. The Company has integrated Coach Step’s business into existing Lippert facilities.

On January 2, 2007, Lippert acquired Trailair, Inc., and certain assets and the business of Equa-Flex, Inc., two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance will be paid over the five-year period from the date of acquisition. The aggregate purchase price, including non-compete agreements, could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the five-year period from the date of acquisition. The acquisition was financed with borrowings under the Company's line of credit.  The Company has integrated the business of Trailair and Equa-Flex into existing Lippert facilities.

Stock Repurchase

On November 29, 2007, the Company announced a stock repurchase of up to 1 million shares of its Common Stock. The Company is authorized to purchase shares from time to time on the open market, or in privately negotiated transactions or block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. It is anticipated that the stock repurchase will be funded using the Company’s available cash. As of February 29, 2008, the Company had not repurchased any shares of its Common Stock.

Other Developments

In Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the effect on our operations of the decline in sales in both the RV and MH industries during 2007 and 2006. In response to the slowdown, in the latter part of 2006 and continuing throughout 2007, the Company implemented various cost-cutting measures. In addition to reducing the hourly workforce to match current production levels, the Company closed 18 facilities and consolidated those operations into other existing facilities. At December 31, 2007, the Company operated 33 manufacturing facilities, down from 48 manufacturing facilities at December 31, 2005. The Company also reduced fixed overhead where prudent, including reducing staff levels by more than 120 salaried employees. In addition, the Company improved production efficiencies and global sourcing.

Item 1A. RISK FACTORS.

Industry Risk Factors

Limited availability of financing for manufactured homes on leased land and higher costs of this financing could continue to limit the ability of consumers to purchase manufactured homes, resulting in reduced demand for our products.

Frequently, manufactured homes are purchased, and the land on which they are placed is leased. Loans used to finance the purchase of manufactured homes without land, also known as chattel loans, usually have shorter terms and higher interest rates, and may be more difficult to obtain than mortgages for manufactured or site-built homes that are on owned land. Lenders have been requiring high credit scores and other criteria for these loans, and many potential buyers of manufactured homes may not qualify. The availability, cost, and terms of these chattel loans are also dependent on economic conditions, lending practices of financial institutions, governmental policies, and other factors that are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced demand for our products.

The recent subprime mortgage crisis could further limit the ability of consumers to obtain financing for manufactured homes and RVs, resulting in reduced demand for our products.

The subprime mortgage crisis has resulted in significant changes in the lending practices of financial institutions, and some lenders have reduced loan availability. Reductions in the availability of financing for manufactured homes and RVs as a result of the subprime mortgage crisis could limit the ability of consumers to purchase manufactured homes and RVs, resulting in reduced demand for our products.

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

During the 1990s, lower credit standards by lenders and prevailing economic conditions caused an increase in the number of manufactured homes subsequently repossessed by lenders. Repossessed homes are resold by lenders, often at substantially reduced prices, which reduces the demand for new manufactured homes. Similar conditions in the future could cause high levels of repossessions which could cause manufacturers to reduce production of new manufactured homes, resulting in reduced demand for our products.

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

Gasoline shortages, or high prices for gasoline, could lead to reduced demand for our products.

High prices for gasoline, fuel shortages, or anticipation of potential fuel shortages, could adversely affect consumer demand for RVs, which could reduce demand for our products.

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

The manufactured housing industry has been experiencing a significant decline in shipments.

Our MH Segment, which accounted for 26 percent of consolidated net sales for 2007, operates in an industry which has been experiencing a decline in production of new homes since 1999. The downturn has been caused in part by limited availability of financing for manufactured homes.

Further, for the last several years, many traditional buyers of manufactured homes were able to purchase conventional homes because subprime mortgages were available at unrealistic terms.

Moreover, because of the current weak market for conventional housing, retirees may not be able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase a less expensive manufactured home.

If these conditions persist, it is not likely that the manufactured housing industry will improve in the short-term, and certain of our customers could experience financial difficulties. These factors could result in reduced demand for products from our MH Segment, as well as difficulties in collecting accounts receivable.

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

Economic conditions and consumer confidence may affect our operating results.

National and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes

Adverse weather conditions could reduce demand for our products.

Adverse weather conditions could temporarily interfere with the ability of our manufactured housing customers to transport manufactured homes to dealers via roadway, which could impact retail sales of manufactured homes. This could temporarily cause manufacturers to reduce production of new manufactured homes, resulting in reduced demand for our products during certain months.

Company-specific Risk Factors

Increases in raw material costs could adversely impact our financial condition and operating results.

The prices the Company pays for steel, which represents about 50 percent of the Company’s raw material costs, and other key raw materials, have been volatile and have increased significantly since the beginning of 2004. In addition, the Company has received notice of cost increases of 10 percent or more from its suppliers of certain key raw materials which are scheduled to go into effect during the first quarter of 2008. The impact of higher raw materials costs historically has been substantially offset by surcharges and sales price increases to our customers, but there can be no assurance that such surcharges and price increases can be continued. Because competition may limit the amount of increases in raw material costs that can be passed through to customers in the form of price increases, increases in raw material costs could adversely impact our financial condition and operating results.

Inadequate supply of imported raw materials used to make our products could adversely impact our financial condition and operating results.

We import approximately 20 percent of raw materials and components that we use in manufacturing our products. If these imported raw materials or components become unavailable, or if the supply of these raw materials and components is interrupted, our manufacturing operations could be adversely affected.

Increases in labor rates or reduced availability of labor could adversely impact our financial condition and operating results.

Certain geographic regions in which we have manufacturing facilities have very low unemployment rates. This and other factors could result in shortages of qualified employees and increased labor costs. Because competition may limit the amount of labor increases that can be passed through to customers in the form of price increases, increased labor costs could adversely impact our financial condition and operating results.

We are involved in certain litigation, which if decided adversely to us could have a material adverse affect on our financial condition.

The litigation is described in this Report in Item 3. “Legal Proceedings”.

The loss of any customer accounting for more than 10 percent of our consolidated sales could have a material adverse impact on our operating results.

One customer of the RV Segment accounted for 23 percent, and another customer of both the RV Segment and the MH Segment accounted for 20 percent, of the Company’s consolidated net sales in 2007. The loss of either of these customers could have a material adverse impact on our operating results; however, because we sell a variety of products to these customers in several geographic regions, we believe it is unlikely that we would lose the entire business of either of these customers.

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

Item 1B. UNRESOLVED STAFF COMMENTS.
None.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components used in the production of RVs, primarily travel trailers and fifth wheels, including aluminum windows, a variety of doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company introduced several products for the RV and specialty trailer markets, including products for the motorhome market. These products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps, and suspension systems for towable RVs, and bed lifts, ramp doors, thermoformed bath and kitchen products and exterior parts for both towable RVs and motorhomes. The Company estimates that the market potential of these products exceeds $700 million, and in the fourth quarter of 2007, the Company’s annualized sales of these products were approximately $120 million.

In 2007, the RV Segment represented approximately 74 percent of the Company's consolidated sales, and 81 percent of consolidated segment operating profit. More than 90 percent of the Company’s RV segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers.

Raw materials used by the Company's RV Segment, consisting primarily of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, and various adhesive and insulating components, are available from a number of sources.

Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass. The Company's RV Segment operations are conducted at 22 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 9 also conduct operations in the Company's MH Segment. See Item 2. "Properties."

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries, Forest River (a subsidiary of Berkshire Hathaway Inc.), Fleetwood Enterprises, and Monaco Coach.

The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) its market share for most of its towable recreational vehicle window and door products exceeds 70 percent; (ii) the two leading suppliers of RV chassis and chassis parts are the Company and Dexter, a division of Tomkins plc, and the Company's market share for RV chassis and chassis parts is approximately 60 percent; (iii) its market share for slide-out mechanisms for travel trailers and fifth wheel RV’s currently exceeds 50 percent, and exceeds 20 percent for motorhomes; and (iv) the leading suppliers of axles for towable RVs are the Company, Al-Ko Kober and Dexter, and the Company’s market share for axles for towable RVs is approximately 50 percent. See Item 1. “Business – Intellectual Property” for a description of the patent license agreement applicable to the Company’s slide-out mechanisms.

The Company’s operation as a manufacturer of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment competes with several other manufacturers of specialty trailers.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MH Segment

The Company’s subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes and, to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles and thermoformed bath and kitchen products. In 2007, the MH Segment represented approximately 26 percent of the Company's consolidated sales, and 19 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. The MH Segment also supplies related products to other industries, representing approximately 5 percent of sales of this segment.

Raw materials used by the Company's MH Segment, consisting of fabricated steel (coil, sheet, and I-beam), extruded aluminum and vinyl, glass, ABS resin, and various adhesive and insulating components, are available from a number of sources.

Operations of the Company's MH Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company's MH Segment operations are conducted at 20 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 9 also conduct operations in the Company's RV Segment. See Item 2. "Properties."

The Company's manufactured housing products are sold primarily to major builders of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway Inc.), Champion Enterprises, Skyline Corporation, and Fleetwood Enterprises.

The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, a subsidiary of Tomkins, plc, and the Company's market share for windows and screens is more than 70 percent; (ii) the Company's MH chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, most of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 30 percent; and (iii) the Company’s thermoformed bath unit operation competes with three other manufacturers of bath units and the Company’s market share for bath products in the product lines the Company supplies is approximately 35 percent.

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

The Company’s facilities which produced RV products in 2007 operated at an average of approximately 70% percent or more of their practical one-shift capacity. Overall, most of the Company’s facilities which produce MH products operated at 50 percent or less of their practical one-shift capacity and, therefore, have the ability to more than double production should the manufactured housing industry demand grow. The Company has 33 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2007 were $9 million compared to an average of $18 million in the prior five years. The need to expand capacity in certain product areas, as well as the potential reallocation of existing resources, is monitored regularly by management.

The Company’s operations are somewhat seasonal, as sales are slower in the first and fourth quarters, consistent with the industries which the Company supplies.

Intellectual Property

The Company manufactures and sells certain of its slide-out mechanisms pursuant to a non-exclusive license granted by the exclusive licensee and owner of three patents until October 24, 2017, the date of the last to expire of the patents. Pursuant to the license, remaining royalties are payable by the Company on an annual basis until expiration of the patents at the rate of one percent of sales of certain slide-out mechanisms produced by the Company. For 2007, the Company paid royalties of approximately $400,000 on sales of applicable slide-out systems. Pursuant to the license, royalties for the remaining period through the expiration of the patents will not exceed an aggregate of $4.6 million.

The Company holds several United States patents that relate to various products sold by the Company. While the Company believes that its patents are valuable and vigorously protects its patents when appropriate, none of the individual patents is essential to the Company or its business segments.

From time to time the Company has received notices that it may be infringing certain patent rights of others, and the Company has given notices to others that they may be infringing certain patent rights of the Company. Although the Company has asserted patent infringement claims against others, no material litigation is currently pending as a result of these claims.

Regulatory Matters

Windows produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority ("HUD") and by the American Architectural Manufacturers Association relating to air and water infiltration, structural integrity, thermal performance, emergency exit conformance, and hurricane resistance. Certain of the Company’s products must also comply with the International Code Council standards such as the IRC (International Residential Code), the IBC (International Building Code), and the IECC (International Energy Conservation Code) as well as other state and local building codes. Thermoformed bath products manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD

Windows and doors produced by the Company for the RV industry are regulated by The United States Department of Transportation Federal Highway Administration ("DOT") and National Highway Traffic Safety Administration division of the DOT governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

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

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles and equipment must comply with regulations promulgated by the National Highway Traffic Safety Administration of the DOT and Federal Motor Vehicle Safety Standards relating to lighting, breaking, wheels, tires and other vehicle systems.

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

Employees
The number of persons employed full-time by the Company and its subsidiaries at December 31, 2007 was 3,499. Of the total, 2,955 were in manufacturing and product research and development, 109 in transportation, 28 in sales, 117 in customer support and servicing and 290 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 2. PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2007, the Company's properties were as follows:

RV PRODUCTS SEGMENT

City	State	Square Feet	Owned	Leased
Phoenix (1)	Arizona	15,000	✓
Fontana	California	108,800	✓
Rialto (1)	California	56,430	✓
Riverside	California	64,346		✓
San Bernardino	California	20,300		✓
Fitzgerald (1)	Georgia	15,800	✓
Burley	Idaho	17,000		✓
Bristol	Indiana	97,500	✓
Elkhart	Indiana	100,000	✓
Goshen	Indiana	41,500	✓
Goshen	Indiana	53,500	✓
Goshen	Indiana	87,800	✓
Goshen	Indiana	93,000	✓
Goshen	Indiana	171,000	✓
Goshen (1)	Indiana	69,900	✓
Goshen (1)	Indiana	340,000	✓
Middlebury (1)	Indiana	78,525	✓
McMinnville (1)	Oregon	12,350	✓
Pendleton	Oregon	56,800	✓
Longview (1)	Texas	29,450	✓
Waxahachie(1)	Texas	40,000	✓
Kaysville	Utah	75,000		✓
		1,644,001

(1) These plants also produce products for manufactured homes. The square footage indicated above represents that portion of the building that is utilized for production of RV products

MH PRODUCTS SEGMENT

City	State	Square Feet	Owned	Leased
Double Springs	Alabama	109,000	✓
Phoenix	Arizona	61,000	✓
Phoenix (1)	Arizona	14,900	✓
Rialto (1)	California	6,270	✓
Ocala	Florida	47,100	✓
Cairo	Georgia	105,000	✓
Fitzgerald (1)	Georgia	63,200	✓
Nampa	Idaho	83,500	✓
Goshen	Indiana	110,000	✓
Goshen (1)	Indiana	25,800	✓
Goshen (1)	Indiana	70,000	✓
Middlebury (1)	Indiana	43,700	✓
Arkansas City	Kansas	7,800		✓
Liberty	North Carolina	47,000		✓
McMinnville (1)	Oregon	12,350	✓
Denver	Pennsylvania	40,200		✓
Dayton	Tennessee	100,000	✓
Longview (1)	Texas	29,450	✓
Mansfield	Texas	61,500		✓
Waxahachie (1)	Texas	160,000	✓
		1,197,770

(1) These plants also produce products for RVs. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for manufactured homes

ADMINISTRATIVE

City	State	Square Feet	Owned	Leased
White Plains	New York	3,400		✓
Goshen	Indiana	15,500	✓
Arlington	Texas	8,500		✓
Lake Havasu	Arizona	2,000		✓
		29,400

At February 29, 2008, the Company owned the following properties held for sale, having an aggregate book value of approximately $9 million:

City	State	Square Feet
Boaz	Alabama	86,600
Phoenix *	Arizona	29,900
Hemet	California	60,000
Woodland *	California	38,900
Elkhart	Indiana	42,000
Elkhart	Indiana	37,000
Howe	Indiana	60,000
Goshen	Indiana	4,874
Campbellsville	Kentucky	26,900
Elm Mott	Texas	43,000
Middlebury	Indiana	12 acres of land
Arkansas City	Kansas	5 acres of land
*Under contract for sale.

Item 3. LEGAL PROCEEDINGS.

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

Mandatory mediation was conducted. The parties reached a settlement, and entered into a final settlement agreement.  The settlement does not result in material liability to Zieman. On February 22, 2008, the Court signed a judgment approving the settlement, subject to appeal within 60 days. Although the Company does not anticipate any appeals, there can be no assurance that an appeal will not be asserted.

Plaintiffs alleged that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 – 2005 equipped with frames manufactured by Zieman that were defective in design and manufacture, causing damage to the trailers and the towing vehicles. Plaintiffs sought monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman vigorously defended against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers agreed to defend Zieman, subject to reservation of the insurers’ rights.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated in California. Plaintiff initially alleged, but has not sought certification of, a national class.

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

Plaintiff seeks to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.

Defendant Kinro has conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, prior test results, testing procedures, and the use of labels. In addition, at Kinro’s initiative, independent laboratories conducted multiple tests on materials used by Kinro in the manufacture of bathtubs, the results of which tests indicate that Kinro’s bathtubs are in compliance with HUD regulations.

Although discovery by plaintiff is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim, and defendants intend to vigorously defend against the claims. In this connection, defendants have filed initial motions seeking summary judgment against plaintiff’s case (to be supplemented and refiled), seeking sanctions against plaintiff and her attorneys for destroying the bathtub which is the subject of this litigation, and challenging the propriety of a class action.

Moreover, Kinro believes that, because test results received by Kinro confirm that it is in compliance with HUD safety standards, no remedial action is required or appropriate.

In October 2007, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Kinro made an offer of settlement consistent with its belief regarding the merits of Plaintiff’s allegations. Although no settlement was reached, the parties have since had intermittent discussions. The outcome of such settlement efforts cannot be predicted.

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzales as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because her bathtub had been replaced. The Court granted plaintiff leave to amend the complaint to add a different plaintiff. The Court also denied, without prejudice, Kinro’s motion for sanctions based on spoliation of evidence because testing the bathtub of the new plaintiff may affect the ruling on the motion.

On March 10, 2008, plaintiff amended her complaint to include an additional plaintiff, Robert Royalty. Plaintiff Royalty states that his bathtub was not tested to determine whether it complies with HUD standards. Rather, his allegations are based on “information and belief”, including the testing of plaintiff Gonzalez’s bathtub and other evidence. Kinro denies plaintiff Royalty’s allegations, and intends to continue its vigorous defense against both plaintiffs’ claims.

If settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in September 2008.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2007, would not be material to the Company’s financial position or annual results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2007.

Name	Position
Leigh J. Abrams (Age 65)	President, Chief Executive Officer and Director of the Company since March 1984.

Edward W. Rose, III (Age 66)	Chairman of the Board of Directors of the Company since March 1984.

David L. Webster (Age 72)	Director of the Company and Chairman, President and CEO of Kinro, Inc. since March 1984.

James F. Gero (Age 62)	Director of the Company since May 1992.

Frederick B. Hegi, Jr. (Age 64)	Director of the Company since May 2002.

David A. Reed (Age 60 )	Director of the Company since May 2003.

John B. Lowe, Jr. (Age 68)	Director of the Company since May 2005.

Jason D. Lippert (Age 35)	Director of the Company since May 2007, President and Chief Executive Officer of Lippert Components, Inc. since February 5, 2003, and Chairman of Lippert Components, Inc. since January 1, 2007.

Fredric M. Zinn (Age 56)	Chief Financial Officer of the Company since January 1986 and Executive Vice President of the Company since February 2001.

Scott. T. Mereness (Age 36)	Executive Vice President and Chief Operating Officer of Lippert Components, Inc. since February 2003.

Domenic D. Gattuso (Age 67)	Executive Vice President of Kinro, Inc. since February 2004 and Chief Financial Officer of Kinro, Inc. since September 1985. Mr. Gattuso has announced his retirement effective March 31, 2008.

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

FREDERICK B. HEGI, JR., is a founding partner of Wingate Partners, including the indirect general partner of each of Wingate Partners L.P. and Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi is a director of Texas Capital Bancshares, Inc., a publicly-owned regional and Internet bank; and is Chairman of the Board of United Stationers, Inc., a publicly-owned wholesale distributor of business products.

DAVID A. REED, is President of Causeway Capital Management LLC, manager of a family investment partnership. Mr. Reed retired as Senior Vice Chair for Ernst & Young LLP in 2000 where he held several senior U.S. and global operating, administrative and marketing roles in his 26-year tenure with the firm. He served on Ernst & Young LLP’s Management Committee and Global Executive Council from 1991-2000. Mr. Reed is a director of Penson Worldwide, Inc., a publicly-owned company engaged in providing flexible technology-based processing solutions to the investment industry.

JOHN B. LOWE, JR. has been Chairman of TDIndustries, Inc., a national mechanical/electrical/plumbing construction and facility service company, since 1981. From January 1981 to January 2005, Mr. Lowe also served as Chief Executive Officer of TDIndustries. Mr. Lowe is Chairman of the Board of Zale Corporation, a publicly-owned specialty retailer of fine jewelry. Mr. Lowe also serves as President of the Board of Trustees of the Dallas Independent School District, and on the Board of Directors of the Texas Business and Education Coalition.

JASON D. LIPPERT, has been President and Chief Executive Officer of Lippert Components, Inc., a subsidiary of the Company, since February 2003. From May 2000, Mr. Lippert was Executive Vice President and Chief Operating Officer of Lippert Components, Inc., and from 1998 until 2000, Mr. Lippert served as Regional Director of Operations of Lippert Components, Inc. Effective January 1, 2007, Mr. Lippert was appointed Chairman of Lippert Components, Inc. upon the resignation of L. Douglas Lippert, his father, as Chairman.

FREDRIC M. ZINN, not a nominee for election as a director, has been Executive Vice President and Chief Financial Officer of the Company for more than the past five years. Mr. Zinn is a Certified Public Accountant.

SCOTT T. MERENESS, not a nominee for election as a director, has been Executive Vice President and Chief Operating Officer of Lippert Components, Inc. since February 2003. From 2001 to 2003, Mr. Mereness was Vice President of Operations of Lippert Components, Inc., and from 1999 to 2001, Mr. Mereness was Regional Vice President for Manufactured Housing for Lippert Components, Inc.

Other Officers

HARVEY F. MILMAN, not a nominee for election as a director, has been Vice President-Chief Legal Officer of the Company since March 2005. Prior thereto, Mr. Milman was a partner of the firm of Phillips Nizer LLP, counsel to the Company. Mr. Milman has served as Secretary of the Company since May 2007, and as Assistant Secretary of the Company for more than five years prior thereto.

JOSEPH S. GIORDANO III, not a nominee for election as a director, has been Corporate Controller and Treasurer of the Company since May 2003. From July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

JOHN F. CUPAK, not a nominee for election as a director, has been Director of Internal Audit of the Company since May 2003, and from May 2003 until November 2004, Mr. Cupak also served as Director of Taxation. From May 2003 to May 2007, Mr. Cupak served as Secretary of the Company. For more than the five years prior thereto, Mr. Cupak was Controller of the Company.

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

Based on its review of the copies of such forms received by it, the Company believes that during 2007 all such filing requirements applicable to its officers and directors (the Company not being aware of any 10 percent holder during 2007 other than Neuberger Berman, Inc. and its affiliates) were complied with, except for the following: In connection with the purchase of 10,000 shares in 1996, James F. Gero, a director of the Company, inadvertently failed to file a Form 4. The 10,000 shares were adjusted by two 2-for-1 stock dividends in February 1997 and September 2005, which increased the original 10,000 shares to 40,000 shares. A Form 4 was filed disclosing ownership of these shares on April 2, 2007 when the error was discovered. In connection with the transfer of 1,930 shares to a family member on July 17, 2006, and the sale of 20,000 shares on September 13, 2006, respectively, Jason D. Lippert, an officer and director of the Company, inadvertently filed Form 4s eighteen months and fifteen months late, respectively.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 29, 2008, there were 653 holders of the Company’s Common Stock, not including beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2007 and 2006 is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

	Years Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Operating Data:
Net sales	$668,625	$729,232	$669,147	$530,870	$353,116
Operating profit	$65,959	$55,295	$57,729	$43,996	$34,277
Income from continuing operations before income taxes	$63,344	$50,694	$54,063	$40,857	$31,243
Provision for income taxes	$23,577	$19,671	$20,461	$15,749	$11,868
Income from continuing operations	$39,767	$31,023	$33,602	$25,108	$19,375
Discontinued operations (net of taxes)					$48
Net income	$39,767	$31,023	$33,602	$25,108	$19,423

Income per common share:
Income from continuing operations:
Basic	$1.82	$1.43	$1.60	$1.22	$.96
Diluted	$1.80	$1.42	$1.56	$1.18	$.94
Discontinued operations:
Basic
Diluted
Net income:
Basic	$1.82	$1.43	$1.60	$1.22	$.96
Diluted	$1.80	$1.42	$1.56	$1.18	$.94

Financial Data:
Working capital	$89,861	$61,979	$76,146	$57,204	$29,700
Total assets	$345,737	$311,276	$307,428	$238,053	$160,104
Long-term obligations	$23,128	$47,327	$64,768	$61,806	$27,737
Stockholders’ equity	$251,536	$204,888	$167,709	$122,044	$93,653

Dividend Information

Drew has not paid any cash dividends on its outstanding shares of Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy is not subject to restrictions in its financing agreements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH segments. At December 31, 2007, the Company’s subsidiaries operated 33 plants in the United States.

The RV Segment accounted for 74 percent of consolidated net sales for 2007 and 70 percent of consolidated net sales for 2006. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bed lifts, suspension systems, ramp doors, exterior panels and thermoformed bath and kitchen products for RVs. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 74 percent of all RVs shipped by the industry in 2007, up from 61 percent in 2001.

The MH Segment, which accounted for 26 percent of consolidated net sales for 2007 and 30 percent of consolidated net sales for 2006, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles, and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated $21 million and $25 million in 2007 and 2006, respectively, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use.  RVs may be motorized (motorhomes) or towable (travel trailers, fifth wheel travel trailers, folding camping trailers and truck campers). Towable RVs represented approximately 84 percent of the 353,400 RVs produced in 2007, while motorhomes represented the remaining 16 percent of RVs produced. Motorhomes have a significantly higher average retail selling price than towable RVs, and as a result, sales of motorhomes represent approximately 50 percent of total RV retail sales dollars.

In the first half of 2006, wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary market, exceeded retail sales, resulting in increased dealer inventories. In response to high inventory levels, beginning in August 2006, dealers reduced their orders for new RVs, causing wholesale shipments to decline.

This trend continued in 2007, with wholesale shipments of travel trailers and fifth wheel RVs declining 10 percent according to the Recreational Vehicle Industry Association (“RVIA”), compared to an increase in retail sales of travel trailers and fifth wheel RVs of approximately 2 percent per Statistical Surveys, Inc., an indication that there has been a reduction in dealer inventories. However, retail sales of travel trailers and fifth wheel RVs declined about 7 percent for the two month period November and December 2007 after eight consecutive month-over-month increases.

Recent RV dealer surveys indicate that inventories, although well below year-earlier levels, are still slightly higher than dealers would prefer in this uncertain economic environment. While retail demand held up in 2007 until October, the Company cannot predict the potential impact on the RV industry of a softer economy, as well as the volatility in the real estate and mortgage markets in 2008. The RVIA has projected a 13 percent decline in wholesale shipments of travel trailers and fifth wheel RVs in 2008. Wholesale shipments of travel trailers and fifth wheel RVs declined approximately 6 percent in January 2008.

In the long-term, RV sales are expected to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the U.S. population. U.S. Census Bureau projections released in March 2004, project that there will be in excess of 20 million more people over the age of 50 by 2014.

In 1997, the RVIA began a generic advertising campaign promoting the RV lifestyle. The current phase is targeted at both parents aged 30-49 with children at home, and couples aged 50-64 with no children at home. The popularity of traveling to NASCAR and other sporting events, and using RVs as second homes, also appears to be motivation for consumers to purchase RVs.

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis, transported to the site, and installed under a federal building code administered by the U.S. Department of Housing and Urban Development (HUD). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD Code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally-regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes.

Industry-wide wholesale production of manufactured homes has declined approximately 74 percent since 1998, including an 18 percent decline in 2007, to 95,800 homes. The 18 percent decline in industry-wide wholesale production of manufactured homes for 2007 included a 23 percent decrease in larger, multi-section homes produced by the industry, and a 7 percent decrease in smaller, single-section homes, in which the Company has less average content per home. This decline has been primarily the a result of (i) limited credit availability because of high credit standards applied to purchases of manufactured homes, and (ii) high interest rate spreads between conventional mortgages for site built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land).

Apparently, because of the weak site-built housing market, retirees have not been able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase a less expensive manufactured home. This is borne out by the 40 plus percent decline in sales of manufactured homes in Florida, California and Arizona for 2007 as compared to the prior year, which accounted for nearly half of the industry decline in 2007. These three states are traditionally favored by retirees, and usually are among the strongest markets for manufactured homes.

Further, in the last several years, many traditional buyers of manufactured homes were instead able to purchase site-built homes as subprime mortgages were available to the site-built buyers at unrealistic terms. Now that such subprime mortgages are no longer available, certain home buyers may eventually turn to more affordable manufactured homes, although industry-wide wholesale production of manufactured homes to date have remained below prior year levels.

The Company believes that future growth prospects for manufactured housing are positive because of (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees, who have represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages. While these factors point to the potential for future growth, we cannot predict whether wholesale shipments of manufactured homes will increase in 2008 or thereafter.

Raw Material Prices

The prices the Company pays for steel, which represents about half of the Company’s raw material costs, and other key raw materials have increased significantly since the beginning of 2004. To offset the impact of higher raw material costs, the Company implemented sales price increases to its customers. The Company estimates that substantially all raw material cost increases received through 2007 were passed on to customers.

The Company was notified by suppliers of cost increases of 10 percent or more for certain of its raw materials which are scheduled to go into effect during the first quarter of 2008. In addition, higher energy costs continue to affect the costs of raw materials. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas, and evaluate and implement sales price increases to customers where needed to offset the effect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers.

RESULTS OF OPERATIONS

To make its segment reporting easier to understand, and present segment results in the same format as that used by management to evaluate segment operations, certain items of income and expense that are unrelated to the day-to-day operations of the segments have been reclassified effective with the fourth quarter of 2007 to “Other items” in the Company’s segment disclosure. Historical segment results have been reclassified to conform to this presentation going forward. Net sales and operating profit, which remain unchanged in total due to the reclassifications, were as follows for the years ended December 31, (in thousands):

	2007	2006	2005
Net sales:
RV Segment	$491,830	$508,824	$447,662
MH Segment	176,795	220,408	221,485
Total	$668,625	$729,232	$669,147
Operating profit:
RV Segment	$63,132	$43,623	$43,333
MH Segment	15,061	20,131	23,506
Amortization of intangibles	(4,178)	(2,546)	(1,427)
Corporate	(7,583)	(7,094)	(6,685)
Other items	(473)	1,181	(998)
Total	$65,959	$55,295	$57,729

The reclassifications made to prior reported numbers were as follows for the years ended December 31, (in thousands):

	2006	2005

RV Segment operating profit	$(227)	$189
MH Segment operating profit	(906)	940
Corporate	590	-
Other items	543	(1,129)
Total	$-	$-

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31,:

	2007	2006	2005
Net sales:
RV Segment	74%	70%	67%
MH Segment	26%	30%	33%
Total	100%	100%	100%
Operating profit:
RV Segment	96%	79%	75%
MH Segment	23%	37%	41%
Amortization of intangibles	(6)%	(5)%	(2)%
Corporate	(12)%	(13)%	(12)%
Other items	(1)%	2%	(2)%
Total	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31,:

	2007	2006	2005
RV Segment	12.8%	8.6%	9.7%
MH Segment	8.5%	9.1%	10.6%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Highlights

▪
Net sales for 2007 decreased $61 million (8 percent) from 2006. The decrease in net sales was due to an organic sales decline of about $106 million (15 percent) resulting from declines in both the RV and manufactured housing industries, partially offset by sales of $18 million resulting from acquisitions, and sales price increases of approximately $28 million, primarily to offset material cost increases. The organic sales decline is attributed primarily to a 10 percent decline in industry wholesale shipments of travel trailers and fifth wheel RVs in 2007, as well as an 18 percent decline in industry wholesale shipments of manufactured homes.

▪	Despite the sales decline, net income for 2007 increased 28 percent from 2006 for the following reasons:

•
In response to the slowdowns in both the RV and manufactured housing industries, over the past 18 months the Company closed 18 facilities and consolidated those operations into other existing facilities, and reduced fixed overhead where prudent, including reducing staff levels by more than 120 salaried employees. These facility consolidations and fixed overhead reductions increased operating profit in 2007 by approximately $6.1 million ($3.8 million after taxes), and are expected to improve operating profit by more than $3 million in 2008.

•	Improved production and procurement efficiencies.
•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.
•	2006 operating profit was reduced by $3.2 million ($2.0 million after taxes) due to losses at the Indiana specialty trailer operation which was closed in September 2006.
•	Lower workers compensation costs which improved operating profit by approximately $2.2 million ($1.4 million after taxes).
•	The impact of 3 acquisitions completed in 2007 and the incremental impact of 2 acquisitions completed in 2006.
•	A reduction in interest expense of $2.0 million ($1.2 million after taxes) due primarily to a decrease in average debt levels.

These favorable factors were partially offset by:

•	The negative impact on 2007 of spreading fixed manufacturing and administrative costs over a smaller sales base.
•	An increase in amortization expense of $1.6 million ($1.0 million after taxes) due to acquisitions.

▪
On July 6, 2007, Lippert acquired certain assets, liabilities and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. (“Pivit Hitch”). Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.8 million, including transaction costs, which was financed from available cash. Extreme Engineering's Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats throughout the United States. Lippert has continued production at Extreme Engineering's existing leased facility in Riverside, California. Lippert has also transferred certain of its existing specialty trailer manufacturing operations to Extreme Engineering's facility in connection with the consolidation of certain existing West Coast factories.

▪
On May 21, 2007, Lippert acquired certain assets and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. The Company integrated Coach Step’s business into existing Lippert facilities.

▪
On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance will be paid annually over the five years subsequent to the acquisition. The aggregate purchase price could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the five years subsequent to the acquisition. The acquisition was financed with borrowings under the Company’s line of credit. The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

▪
During the last few years, the Company introduced several products for the RV and specialty trailer markets, including products for the motorhome market. These products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps, and suspension systems for towable RVs, and bed lifts, ramp doors, thermoformed bath and kitchen products, and exterior panels for both towable RVs and motorhomes. The Company estimates that the market potential for these products is over $700 million. In the fourth quarter of 2007, the Company’s sales of these products were running at an annualized rate of approximately $120 million, as compared to an annualized rate of approximately $100 million in the fourth quarter of 2006, an increase of approximately 20 percent, despite the 10 percent decline in industry-wide shipments of RVs.

RV Segment

Net sales of the RV Segment in 2007 decreased 3 percent, or $17 million, as compared to 2006 due to:

•
An organic sales decline of approximately $24 million, or 5 percent, of RV related products. The 5 percent organic sales decline in the Company’s RV related products was lower than the 8 percent decrease in industry-wide wholesale shipments of travel trailers and fifth wheel RVs (excluding an estimated 9,000 units purchased by dealers in early 2006 related to the 2005 Gulf Coast hurricanes), primarily because the Company introduced new products and gained market share.

•	A decline of approximately $17 million in sales related to the 2005 Gulf Coast hurricanes compared to 2006. Subsequent to March 2006, there was no significant hurricane-related business.

•
A decline of approximately $10 million in sales of specialty trailers primarily due to the September 2006 closure of the Indiana specialty trailer operation and a decline in the West Coast marine industry.

Partially offset by:

•	Sales resulting from 2007 and 2006 acquisitions aggregating approximately $18 million.
•	Sales price increases of approximately $16 million, primarily to offset material cost increases.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, for the years ended December 31, divided by the wholesale shipments of the different types of RVs by the industry for the years ended December 31, was as follows:

	2007	2006	Percent Change
Content per Travel Trailer and Fifth Wheel RVs	$1,739	$1,579	10%
Content per Motorhomes	$243	$209	16%
Content per all RVs	$1,326	$1,212	9%

According to the RVIA, industry production for the years ended December 31, was as follows:

	2007	2006	Percent Change
Travel Trailer and Fifth Wheel RVs	261,700	292,400	(10)%
Motorhomes	55,400	55,900	(1)%
All RVs	353,400	390,500	(10)%

Despite the $17 million decline in net sales, operating profit of the RV Segment in 2007 increased 45 percent to $63.1 million due to an increase in the operating profit margin to 12.8 percent of net sales in 2007, compared to 8.6 percent of net sales in 2006, partially offset by the impact of the decline in sales.

The operating profit margin of the RV Segment in 2007 was favorably impacted by:

•	Implementation of cost-cutting measures.
•	Improved production efficiencies and global sourcing.
•	Increased profit margins on certain of the Company’s newer product lines, particularly in the axle product line, which had been underperforming.
•	The elimination of $3.3 million in segment operating losses incurred in the Company’s Indiana specialty trailer operation in 2006. This operation was closed in September 2006.
•	Lower workers compensation costs.
•
A decrease in selling, general and administrative expenses to 11.3 percent of net sales in 2007 from 11.7 percent of net sales in 2006, largely due to cost cutting measures implemented and lower delivery costs.

Partially offset by:

•	The negative impact on 2007 of spreading fixed manufacturing and administrative costs over a smaller sales base.
•
Higher warranty costs, based on claims experience, an industry-wide increase in the number of months between production and the retail sale of RVs, and an increase in the portion of the Company’s products that are more complex.

MH Segment

Net sales of the MH Segment in 2007 decreased 20 percent, or $44 million, as compared to 2006. Excluding the impact of sales price increases (approximately $11 million) primarily to offset material cost increases, organic sales of the MH Segment decreased approximately $55 million, or 25 percent, compared to an 18 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, thus requiring less of the Company’s products, and partly due to a small amount of business the Company exited because of inadequate margins.

Manufactured homes contain one or more floors, or sections, which can be joined to make larger homes. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, was as follows:

	2007	2006	Percent Change
Content per Home Produced	$1,754	$1,784	(2)%
Content per Floor Produced	$1,026	$1,014	1%

According to the Manufactured Housing Institute (“MHI”), industry production for the years ended December 31, was as follows:

	2007	2006	Percent Change
Total Homes Produced	95,800	117,400	(18)%
Total Floors Produced	163,700	206,600	(21)%

Operating profit of the MH Segment in 2007 decreased 25 percent to $15.1 million due to the impact of the decrease in net sales, and a decrease in the operating profit margin to 8.5 percent of net sales in 2007, compared to 9.1 percent of net sales in 2006.

The operating profit margin of the MH Segment in 2007 was negatively impacted by:

•	The spreading of fixed manufacturing costs over a smaller sales base.
•
An increase in selling, general and administrative expenses to 14.6 percent of net sales in 2007 from 14.0 percent of net sales in 2006 partly due to higher delivery costs as a percent of net sales and the spreading of fixed costs over a smaller sales base.

Partially offset by:

•	Implementation of cost-cutting measures.
•	Improved production and procurement efficiencies.

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of December 31, 2007, the goodwill and other intangible assets of the MH Segment aggregated $14.5 million.

Corporate

Corporate expenses for 2007 increased $0.5 million compared to 2006 due primarily to an increase in incentive-based compensation as a result of higher profits.

Other items

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2007 and 2006, the Company received payments aggregating $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.7 million at December 31, 2007, which is fully reserved. In January 2008, the Company received a scheduled payment on the note of $0.8 million, including interest.

Other items in 2007 also included $1.3 million of expenses related to legal proceedings. In 2007, sales of facilities and the write-down to estimated current market value of facilities to be sold did not have a significant impact on operating profit. Other items in 2006 included (i) a net gain in operating profit of $1.1 million resulting from the net gain or loss on sold facilities and the write-down to estimated current market value of facilities to be sold, and (ii) $0.5 million in costs incurred for due diligence in connection with an acquisition which was not completed.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Highlights

▪
Net sales for 2006 increased $60 million (9 percent) from 2005. The increase in net sales in 2006 included sales price increases of approximately $31 million and sales of about $19 million resulting from acquisitions. The balance of the sales growth was generated by sales of newly introduced products and market share gains, partially offset by the decrease in sales related to the 2005 Gulf Coast hurricanes of approximately $20 million and the weakness in both the RV and manufactured housing industries in the latter part of 2006.

▪	Net income for 2006 decreased 8 percent from 2005. Net income declined for several reasons, including:

•
The negative impact due to the decline in wholesale shipments in the RV industry during the latter part of 2006 more than offset the positive impact of the increase in wholesale shipments in the RV industry during the first half of 2006.

•	Declines in wholesale shipments in the manufactured housing industry during 2006.
•	The year-over-year decrease in sales of components for emergency housing resulting from the 2005 Gulf Coast hurricanes.
•	Increased losses related to the specialty trailer operation in Indiana, which was closed during the third quarter of 2006.
•	Lower margins on some of the Company’s newer products, largely due to competitive pressures. Sales of these newer products increased significantly in 2006.
•	An increase in stock-based compensation expense.

These factors were partially offset by:

•	The favorable impact in 2006 of spreading fixed costs over a larger sales base.
•	Accretive results from Happijac, acquired in June 2006, which supplies bed lifts to the toy hauler RV market, net of the related increase in interest and amortization expenses.
•	The new window factory in Arizona, opened in 2005, achieved an operating profit in 2006, compared to a start-up loss in 2005.
•	The negative impact on 2005 results of charges of $0.9 million ($0.5 million after taxes and the direct impact on incentive compensation) related to legal proceedings.

▪
In response to the slowdowns in both the RV and MH industries in the latter part of 2006, the Company reduced its hourly workforce to match current production levels, closed several facilities and consolidated these operations into other existing facilities, and reduced fixed overhead where prudent, including reducing staff levels by more than 50 salaried employees.

▪
On June 12, 2006, Lippert acquired certain assets and the business of Happijac Company (“Happijac”), a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to the acquisition. The purchase price of $30.3 million was financed through the issuance of $15.0 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings under the Company’s line of credit, and the assumption of $0.7 million of equipment loans.

▪
On March 10, 2006, the Company acquired certain assets and the business of SteelCo., Inc. (“Steelco”), which manufactures chassis and components for RVs and manufactured housing. Steelco had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.2 million which was funded with borrowings under the Company’s line of credit. The Company has integrated SteelCo’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo terminated litigation pending between them.

RV Segment

Net sales of the RV Segment in 2006 increased 14 percent, or $61 million, over 2005. Sales growth included (i) organic growth of approximately $40 million, or 9 percent, compared to an 8 percent increase in industry shipments of travel trailers and fifth wheel RVs, which excludes the Emergency Living Units (“ELUs”) purchased by FEMA and the estimated travel trailers purchased by dealers restocking units purchased by FEMA directly from dealers, (ii) sales price increases of approximately $15 million, and (iii) the impact of acquisitions of approximately $14 million, partially offset by a decrease of approximately $8 million in hurricane-related RV sales. The Company’s average content for the RVs and ELUs purchased by FEMA was substantially less than the Company’s average content in typical travel trailers.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, excluding ELUs, for the years ended December 31, divided by the wholesale shipments of the different types of RVs by the industry, excluding ELUs, for the years ended December 31, was as follows:

	2006	2005	Percent Change
Content per Travel Trailer and Fifth Wheel RVs	$1,579	$1,391	14%
Content per Motorhomes	$209	$188	11%
Content per all RVs	$1,212	$1,048	16%

According to the RVIA, industry production for the years ended December 31, was as follows:

	2006	2005	Percent Change
Travel Trailer and Fifth Wheel RVs	292,400	281,400	4%
Motorhomes	55,900	61,400	(9)%
All RVs	390,500	384,400	2%

ELUs	31,400	38,900	(19)%

Operating profit of the RV Segment in 2006 increased 1 percent to $43.6 million due to the increase in net sales, offset by a decrease in the operating profit margin to 8.6 percent of net sales, compared to 9.7 percent of net sales in 2005.

The RV segment operating profit margin in 2006 was negatively impacted by the losses incurred in the Company’s Indiana specialty trailer operation which was closed in September 2006 ($3.3 million loss in 2006 compared to a $2.4 million loss in 2005), increases in material costs as a percent of sales, lower margins on some of the newer products introduced by the Company largely due to competitive pressures, higher delivery costs, and the sharp decline in industry shipments in the latter part of 2006, partially offset by the spreading of fixed costs over a larger sales base and lower overtime and health insurance costs.

Selling, general and administrative expenses of this segment increased slightly to 11.7 percent of net sales in 2006 from 11.5 percent of net sales in 2005, due to increases in delivery costs and stock-based compensation expense due to the stock option grant in November 2005, partially offset by the spreading of fixed costs over a larger sales base, lower incentive compensation expense as a percent of sales, and a decline in the provision for bad debts.

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

The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, was as follows:

	2006	2005	Percent Change
Content per Homes Produced	$1,784	$1,507	18%
Content per Floors Produced	$1,014	$897	13%

According to the MHI, industry production for the years ended December 31, was as follows:

	2006	2005	Percent Change
Total Homes Produced	117,400	147,000	(20)%
Total Floors Produced	206,600	246,900	(16)%

Operating profit of the MH Segment in 2006 declined 14 percent to $20.1 million due to the decrease in the operating profit margin to 9.1 percent of net sales in 2006, compared to 10.6 percent of net sales in 2005. The operating profit margin of the MH Segment in 2006 was negatively impacted by increases in material costs as a percent of sales and the sharp decline in industry shipments in the latter part of 2006, partially offset by direct labor efficiencies, and lower overtime and delivery costs. The operating profit of the MH Segment was positively affected by the new window factory in Arizona, which opened in 2005, and achieved an operating profit in 2006, compared to a start-up loss in 2005.

Selling, general and administrative expenses of this segment declined to 14.0 percent of net sales in 2006, from 14.4 percent in 2005. The 2006 decline is due to lower delivery costs and lower incentive compensation expense, partially offset by an increase in stock-based compensation expense due to the stock option grant in November 2005. Employee stock options have historically been granted in November of every other year.

Corporate

Corporate expenses for 2006 increased $0.4 million compared to 2005. The increases for 2006 were due largely to (i) increases in staff costs partly due to the increased corporate governance requirements, and compliance with Section 404 of Sarbanes-Oxley, and (ii) an increase in stock based compensation expense due to the stock option grant in November 2005, partially offset by a decline in incentive-based compensation as a result of lower profits.

Other items

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2006 and 2005, the Company received payments aggregating approximately $0.7 million and $0.6 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $2.4 million at December 31, 2006, which is fully reserved. In January 2007, the Company received a scheduled payment on the note of $0.8 million, including interest.

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

Other items in 2006 included (i) a net gain in operating profit of $1.1 million resulting from the net gain on sold facilities and the write-down to estimated current market value of facilities to be sold, and (ii) $0.5 million in costs incurred for due diligence in connection with an acquisition which was not completed. Other items in 2005 included $1.1 million of expense related to legal proceedings.

Interest Expense, Net

The $ 2.0 million decrease in interest expense, net, for 2007, was primarily due to a decrease in the average debt levels as a result of strong operating cash flows during the latter half of 2006 and all of 2007, which more than offset the $50 million the Company has invested in acquisitions since early 2006. In addition, for 2007, the Company earned $1.0 million in interest income.

The increase in interest expense, of approximately $0.9 million for 2006 compared to 2005 resulted from (i) an increase in average debt levels during 2006, largely due to two acquisitions completed in 2006, Happijac and Steelco, with a combined purchase price of $34.4 million, partially offset by strong operating cash flows during the latter half of 2006, and (ii) an increase in the average interest rate associated with the Company’s borrowings under its line of credit.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it received periodic payments at the 3 month LIBOR rate and made periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreased by $0.5 million on each quarterly reset date beginning September 29, 2006. The Company designated this swap as a cash flow hedge of the Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently. In December 2007, the Company repaid the Senior Promissory Notes due on June 28, 2013, terminated this swap, and recorded a charge of $0.4 million in interest expense related to the termination of the swap.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (4.87 percent at December 31, 2007 based upon the November 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At December 31, 2007, the notional amount was $8.0 million. The fair value of the swap was zero at inception, and less than $0.1 million at December 31, 2007. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit pursuant to the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

Provision for Income Taxes

The effective tax rate for 2007 was 37.2 percent, compared to 38.8 percent in 2006 and 37.8 percent in 2005. Compared to 2006, the reduction in the effective tax rate for 2007 was primarily due to the Jobs Creation Act of 2004, which reduced the effective Federal tax rate on manufacturing activities by approximately 1 percent in 2006, and approximately 2 percent in 2007. The effective tax rate for 2007 was also reduced by the impact of tax-free interest income earned by the Company, and changes in deferred state taxes, partially offset by a change in the composition of pre-tax income for state tax purposes. The change in the effective tax rate for 2006 as compared to 2005 was due to an increase in the Company’s tax reserve estimates and a change in the composition of pre-tax income for state tax purposes.

New Accounting Standards

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of this standard is not expected to have a material impact on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report in earnings unrealized gains and losses on items for which the fair value option has been elected. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the years ended December 31, (in thousands):

	2007	2006	2005
Net cash flows provided by operating activities	$84,910	$67,021	$32,253
Net cash flows used for investing activities	$(11,641)	$(51,925)	$(41,441)
Net cash flows (used for) provided by financing activities	$(23,841)	$(13,396)	$11,849

Cash Flows from Operations

Net cash flows from operating activities in 2007 increased by $17.9 million from 2006, primarily as a result of higher net income and the timing of inventory purchases and payments, partially offset by a smaller reduction in accounts receivable and inventory. In 2007, management continued their concerted effort to reduce inventory on hand which began in the latter half of 2006. The larger decrease in accounts receivable and inventory during 2006 was primarily because of higher working capital at January 1, 2006 due to the unusually high sales levels during the fourth quarter of 2005 and first quarter of 2006 resulting from the sales related to the 2005 Gulf Coast hurricanes.

Depreciation and amortization, which increased by $1.9 million to $17.6 million in 2007, is expected to be approximately $18 million in 2008.

Net cash flows from operating activities in 2006 increased by $34.8 million from 2005, primarily as a result of a working capital reduction in 2006, as compared to an increase in working capital in 2005, and an increase in depreciation and amortization. The traditional seasonal working capital decrease was less than typical during the fourth quarter of 2005 because of higher working capital requirements at the end of 2005 due to the unusually high sales levels during the fourth quarter of 2005 resulting from the sales related to the 2005 Gulf Coast hurricanes. This did not recur during the fourth quarter of 2006.

Cash Flows from Investing Activities

Cash flows used for investing activities of $11.6 million in 2007 included $17.3 million for the acquisition of businesses and $8.8 million for capital expenditures, offset by proceeds of $14.5 million received from the sale of fixed assets, in connection with the Company’s consolidation of production operations. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit pursuant to the Credit Agreement, cash flow from operations, and proceeds from the sale of fixed assets. Capital expenditures for 2008 are anticipated to be approximately $10 million to $12 million and are expected to be funded by cash flow from operations.

Cash flows used for investing activities of $51.9 million in 2006 include approximately $33.7 million for the acquisition of businesses and $22.2 million for capital expenditures, offset by proceeds of $4.0 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit, Senior Promissory Notes, and cash flow from operations.

At December 31, 2007, the Company was in the process of selling eleven facilities with an aggregate book value of $9.2 million. One of the facilities was sold in January 2008 at book value, and as of the end of February 2008, two additional facilities are under contract for sale, at a gain. The aggregate book value for these three facilities is $3.1 million. In addition, on July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage was due on October 31, 2007, and was not paid by the buyer. As a result, the Company instituted foreclosure proceedings. When the foreclosure proceedings are completed, which is expected to be in 2008, the Company will record a gain of up to the $1.8 million cash received, and will market the property for sale.

Cash Flows from Financing Activities

Cash flows used for financing activities for 2007 of $23.8 million included a net decrease in debt of $28.4 million, offset by cash flows provided by the exercise of employee stock options of $4.6 million, which includes the related tax benefits. The decrease in debt is primarily due to debt payments of $28.6 million.

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

At December 31, 2007 and 2006, the Company had $53.4 million and $3.3 million, respectively, of cash invested in money market funds that are invested in high-quality, short-term money market instruments which are issued and payable in U.S funds.

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). On March 10, 2006, the maximum borrowings under the Company’s line of credit pursuant to the Credit Agreement were increased by $10.0 million to $70.0 million in connection with the acquisition of SteelCo., Inc. and to meet increased working capital needs due to the increase in sales. The maximum borrowings under the line of credit pursuant to the Credit Agreement can be increased by an additional $20.0 million, upon approval of the lenders. Interest on borrowings under the line of credit pursuant to the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at December 31, 2007) depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009.

Borrowings under the Company’s $70.0 million line of credit pursuant to the Credit Agreement at December 31, 2007 were $8.0 million. The Company’s excess cash was not used to pay down these borrowings under the line of credit pursuant to the Credit Agreement, as these borrowings are associated with an interest rate swap which results in a favorable fixed interest rate of 4.4 percent. The Company had $2.1 million in outstanding letters of credit under the line of credit pursuant to the Credit Agreement. Availability under the Company’s line of credit pursuant to the Credit Agreement was $59.9 million at December 31, 2007. Such availability, along with available cash and anticipated cash flows from operations, is expected to be adequate to finance the Company’s anticipated working capital and anticipated capital expenditure requirements.

Simultaneous with the refinancing of the Company’s Credit Agreement, the Company consummated a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate initial principal amount of up to $60.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. The shelf loan facility expires on June 13, 2009.

On April 29, 2005, the Company issued $20.0 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1.0 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Consolidated Financial Statements.

On June 13, 2006, the Company issued $15.0 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of seven years, at a variable interest rate equal to the 3 month LIBOR plus 1.65 percent per annum, payable at the rate of $0.5 million plus interest on the last business day of every March, June, September and December, beginning September 29, 2006. These funds were used for the acquisition of Happijac as described in the Notes to Consolidated Financial Statements. These Senior Promissory Notes were paid in full in December 2007.

As of December 31, 2007 the Company had borrowed $35.0 million under the “shelf-loan” facility with Prudential, of which $10.0 million was outstanding. Availability under the Company's “shelf-loan” facility, subject to the approval of Prudential and its affiliates, was $25.0 million at December 31, 2007.

At December 31, 2007 the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock. The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. As of February 29, 2008, the Company had not repurchased any shares.

Future minimum commitments relating to the Company's contractual obligations at December 31, 2007 are as follows (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Total indebtedness	$27,262	$8,881	$16,616	$570	$1,195
Interest on fixed rate indebtedness (a)	2,136	1,123	841	108	64
Interest on variable rate indebtedness (b)	293	70	92	66	65
Operating leases	17,443	4,719	7,521	4,207	996
Capital leases	195	131	64	-	-
Employment contracts (c)	7,159	2,895	3,845	419	-
Royalty agreements (d)	2,876	878	972	1,026	-
Purchase obligations (e)	67,627	59,578	4,616	731	2,702
Total	$124,991	$78,275	$34,567	$7,127	$5,022

(a)
The Company has used the contractual payment dates and fixed interest rates, including the portion of the $8.0 million of borrowings under the line of credit pursuant to the Credit Agreement which has been effectively converted to fixed rate indebtedness through an interest rate swap, to determine the estimated future interest payments on fixed rate indebtedness.

(b)
The Company has used the contractual payment dates and the variable interest rates in effect as of December 31, 2007, to determine the estimated future interest payments for variable rate indebtedness. Variable rate indebtedness excludes the indebtedness noted in footnote (a) which has been effectively converted to fixed rate indebtedness.

(c)	These amounts do not include $1.0 million in deferred compensation, as the timing of paying the deferred compensation has not yet been determined.
(d)
In addition to the minimum commitments shown here, a license agreement provides for the Company to pay commencing January 1, 2007 a royalty of 1 percent of sales of certain slide-out systems for the right to use certain patents related to slide-out systems through the expiration of the patents. Pursuant to this license agreement, royalties for the remaining period through the expiration of the patents will not exceed an aggregate of $4.6 million.

(e)
These contractual obligations are primarily comprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

The above table does not include estimated tax payments due to uncertain tax positions. At December 31, 2007, the Company has reserved $4.8 million for uncertain tax positions. The amount and timing of such payments cannot be reasonably estimated, and as such have been excluded from the above table. The above table also does not include the obligation to make payments of up to $2.6 million if certain sales targets for Equa-Flex products are achieved by Lippert over the five year period subsequent to the date of the Equa-Flex acquisition.

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

In February 2008, the Company received notification from Institutional Stockholders Services Inc., (“ISS”) an independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 86 percent of all companies listed in the S&P 600 index. The Company has no business relationships with ISS.

CONTINGENCIES

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

Mandatory mediation was conducted. The parties reached a settlement, and entered into a final settlement agreement.  The settlement does not result in material liability to Zieman.  On February 22, 2008, the Court signed a judgment approving the settlement, subject to appeal within 60 days. Although the Company does not anticipate any appeals, there can be no assurance that an appeal will not be asserted.

Plaintiffs alleged that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005 equipped with frames manufactured by Zieman that were defective in design and manufacture, causing damage to the trailers and the towing vehicles. Plaintiffs sought monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman vigorously defended against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers agreed to defend Zieman, subject to reservation of the insurers’ rights.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated in California. Plaintiff initially alleged, but has not sought certification of, a national class.

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

Plaintiff seeks to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.

Defendant Kinro has conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, prior test results, testing procedures, and the use of labels. In addition, at Kinro’s initiative, independent laboratories conducted multiple tests on materials used by Kinro in the manufacture of bathtubs, the results of which tests indicate that Kinro’s bathtubs are in compliance with HUD regulations.

Although discovery by plaintiff is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim, and defendants intend to vigorously defend against the claims. In this connection, defendants have filed initial motions seeking summary judgment against plaintiff’s case (to be supplemented and refiled), seeking sanctions against plaintiff and her attorneys for destroying the bathtub which is the subject of this litigation, and challenging the propriety of a class action.

Moreover, Kinro believes that, because test results received by Kinro confirm that it is in compliance with HUD safety standards, no remedial action is required or appropriate.

In October 2007, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Kinro made an offer of settlement consistent with its belief regarding the merits of Plaintiff’s allegations. Although no settlement was reached, the parties have since had intermittent discussions. The outcome of such settlement efforts cannot be predicted.

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzales as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because her bathtub had been replaced. The Court granted plaintiff leave to amend the complaint to add a different plaintiff. The Court also denied, without prejudice, Kinro’s motion for sanctions based on spoliation of evidence because testing the bathtub of the new plaintiff may affect the ruling on the motion.

On March 10, 2008, plaintiff amended her complaint to include an additional plaintiff, Robert Royalty. Plaintiff Royalty states that his bathtub was not tested to determine whether it complies with HUD standards. Rather, his allegations are based on “information and belief”, including the testing of plaintiff Gonzalez’s bathtub and other evidence. Kinro denies plaintiff Royalty’s allegations, and intends to continue its vigorous defense against both plaintiffs’ claims.

If settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in September 2008.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2007, would not be material to the Company’s financial position or annual results of operations.

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

Warranty

The Company provides warranty terms based upon the type of product that is sold. The Company estimates the warranty accrual based upon various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Income Taxes

The Company's tax provision is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

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

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of December 31, 2007, the goodwill and other intangible assets of the MH segment aggregated $14.5 million.

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

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business related to product returns, accounts receivable, notes receivable, lease terminations, asset retirement obligations, post-retirement benefits, stock-based compensation, segment allocations, and contingencies. Establishing reserves for these matters requires management's estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management's current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company was notified by suppliers of cost increases of 10 percent or more for certain raw materials which are scheduled to go into effect during the first quarter of 2008. In addition, higher energy costs continue to affect the costs of raw materials. The Company did not experience any significant increase in its labor costs in 2007 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (4.87 percent at December 31, 2007 based upon the November 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At December 31, 2007, the notional amount was $8.0 million. The fair value of the swap was zero at inception. At December 31, 2007 the fair value of the interest rate swap was less than $0.1 million. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit pursuant to the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At December 31, 2007, the Company had $18.0 million of fixed rate debt plus $8.0 million outstanding under the interest rate swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2007, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.3 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At December 31, 2007, the Company had $1.3 million of variable rate debt, excluding the $8.0 million outstanding under the interest rate swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to December 31, 2007, and outstanding borrowings of $1.3 million, future cash flows would be reduced by less than $0.1 million per annum.

At December 31, 2007, the Company had $53.4 million of temporary investments in money market funds. Assuming there is a decrease of 100 basis points in the interest rate for these variable rate investments subsequent to December 31, 2007, and total investments of $53.4 million, future cash flows would be reduced by $0.5 million per annum.

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

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 and Note 9 to the consolidated financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

Stamford, Connecticut
March 14, 2008

Drew Industries Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net sales	$668,625	$729,232	$669,147
Cost of sales	510,200	575,156	519,000
Gross profit	158,425	154,076	150,147
Selling, general and administrative expenses	93,173	99,419	92,549
Other income	707	638	131
Operating profit	65,959	55,295	57,729
Interest expense, net	2,615	4,601	3,666
Income before income taxes	63,344	50,694	54,063
Provision for income taxes	23,577	19,671	20,461
Net income	$39,767	$31,023	$33,602

Net income per common share:
Basic	$1.82	$1.43	$1.60
Diluted	$1.80	$1.42	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except shares and per share amount)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$56,213	$6,785
Accounts receivable, trade, less allowances of $1,160 in 2007 and $1,501 in 2006	15,740	17,828
Inventories	76,279	83,076
Prepaid expenses and other current assets	12,702	13,351
Total current assets	160,934	121,040
Fixed assets, net	100,616	124,558
Goodwill	39,547	34,344
Other intangible assets	32,578	24,801
Other assets	12,062	6,533
Total assets	$345,737	$311,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$8,881	$9,714
Accounts payable, trade	17,524	12,027
Accrued expenses and other current liabilities	44,668	37,320
Total current liabilities	71,073	59,061
Long-term indebtedness	18,381	45,966
Other long-term liabilities	4,747	1,361
Total liabilities	$94,201	$106,388

Stockholders' equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,082,974 shares in 2007 and 23,833,045 shares in 2006	$241	$238
Paid-in capital	60,919	53,973
Retained earnings	209,805	170,038
Accumulated other comprehensive income	38	106
	271,003	224,355
Treasury stock, at cost - 2,149,325 shares in 2007 and 2006	(19,467)	(19,467)
Total stockholders' equity	251,536	204,888
Total liabilities and stockholders' equity	$345,737	$311,276

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$39,767	$31,023	$33,602
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,557	15,669	11,945
Deferred taxes	(1,488)	653	(215)
Gain on disposal of fixed assets	(351)	(913)	(43)
Stock-based compensation expense	2,489	2,981	1,492
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	3,061	17,272	(7,484)
Inventories	8,994	20,219	(27,357)
Prepaid expenses and other assets	1,478	(2,213)	653
Accounts payable, accrued expenses and other liabilities	13,403	(17,670)	19,660
Net cash flows provided by operating activities	84,910	67,021	32,253

Cash flows from investing activities:
Capital expenditures	(8,770)	(22,250)	(26,092)
Acquisition of businesses	(17,299)	(33,695)	(17,880)
Proceeds from sales of fixed assets	14,492	4,032	2,663
Other investments	(64)	(12)	(132)
Net cash flows used for investing activities	(11,641)	(51,925)	(41,441)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	23,800	182,670	199,275
Repayments under line of credit and other borrowings	(52,218)	(200,955)	(197,466)
Exercise of stock options	4,577	3,339	10,360
Other	-	1,550	(320)
Net cash flows (used for) provided by financing activities	(23,841)	(13,396)	11,849

Net increase in cash	49,428	1,700	2,661

Cash and cash equivalents at beginning of year	6,785	5,085	2,424
Cash and cash equivalents at end of year	$56,213	$6,785	$5,085

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on debt	$3,426	$4,555	$3,713
Income taxes, net of refunds	$16,881	$18,619	$14,607

The accompanying notes are an integral part of these consolidated financial statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance - December 31, 2004	$228	$35,811	$105,413	$59	$(19,467)	$122,044
Net income			33,602			33,602
Unrealized gain on interest rate swap, net of taxes				211		211
Comprehensive income						33,813
Issuance of 847,020 shares of common stock pursuant to stock options exercised	8	4,990				4,998
Income tax benefit relating to issuance of common stock pursuant to stock options exercised		5,362				5,362
Stock-based compensation expense		1,492				1,492
Balance - December 31, 2005	236	47,655	139,015	270	(19,467)	167,709
Net income			31,023			31,023
Unrealized loss on interest rate swaps, net of taxes				(164)		(164)
Comprehensive income						30,859
Issuance of 199,940 shares of common stock pursuant to stock options and deferred stock units exercised	2	1,769				1,771
Income tax benefit relating to issuance of common stock pursuant to stock options exercised		1,568				1,568
Stock-based compensation expense		2,981				2,981
Balance - December 31, 2006	238	53,973	170,038	106	(19,467)	204,888
Net income			39,767			39,767
Unrealized loss on interest rate swaps, net of taxes				(68)		(68)
Comprehensive income						39,699
Issuance of 249,929 shares of common stock pursuant to stock options and deferred stock units exercised	3	2,510				2,513
Income tax benefit relating to issuance of common stock pursuant to stock options exercised		1,947				1,947
Stock-based compensation expense		2,489				2,489
Balance - December 31, 2007	$241	$60,919	$209,805	$38	$(19,467)	$251,536

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

Manufactured products include vinyl and aluminum windows and doors, steel chassis, steel chassis parts, RV slide-out mechanisms and related power units, electric stabilizer jacks, and bath products. During the last few years, the Company has also introduced leveling devices, axles, steps, bed lifts, suspension systems, ramp doors and thermoformed exterior panels, and bath and kitchen products for RVs, specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers.

Approximately 74 percent of the Company's sales in 2007 were made by its RV products segment and 26 percent were made by its MH products segment. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. At December 31, 2007, the Company operated 33 plants in 14 states.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which are in high quality, short-term money market instruments issued and payable in U.S funds, are recorded at cost which approximates market value. Investments were $53.4 million and 3.3 million at December 31, 2007 and 2006, respectively.

In addition, at December 31, 2007 and 2006, the Company had $0.1 million and $0.7 million, respectively, in restricted cash.

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

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31, (in thousands):

	2007	2006	2005
Balance at beginning of period	$1,081	$1,313	$958
Provision for doubtful accounts	(163)	273	897
Balance at the date of acquisition of acquired companies	85	69	-
Accounts written off, net of recoveries	(200)	(574)	(542)
Balance at end of period	$803	$1,081	$1,313

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2007 and 2006, goodwill that arose from acquisitions was $39.5 million and $34.3 million, respectively. Under SFAS No. 142, "Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets, as described in SFAS No. 142.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The amortization of other intangibles assets is done using a method, straight-line or accelerated, which best reflects the pattern in which the estimated future economic benefits of the asset will be consumed.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a uniform accounting model for long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

In 2007, 2006 and 2005 the Company recorded a charge to operations of $2.2 million, $0.9 million and $0.2 million, respectively, related to impairments of long lived assets, and an additional charge to operations in 2005 of $0.1 million related to lease terminations, all of which are recorded in cost of sales in the Consolidated Statements of Income.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's borrowings under its line of credit and other variable rate borrowings approximate the book value due to their floating rate interest rate terms. The fair value of the Company's senior promissory notes and other fixed rate borrowings are estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company's interest rate swap is based upon prevailing market values for similar instruments.

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) - “Share-Based Payment”(“SFAS No. 123R”). This statement requires compensation expense to be measured based on the estimated fair value of the share-based awards and recognized in income on a straight-line basis over the requisite service period, which is generally the vesting period. The implementation of SFAS No. 123R had an impact on net income of less than $0.1 million in 2006 related to stock options granted prior to January 1, 2002, had no impact in 2007 and will have no impact in future years.

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

All stock options granted are being expensed on a straight-line basis over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the stock options were granted. The accounting for stock options resulted in charges to operations of $2.1 million, $2.3 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Stock option expense is recorded in the Consolidated Statements of Income in the same line that cash compensation to those employees is recorded; primarily in selling, general and administrative expenses.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	3.83%	4.57%	4.50%
Expected volatility	33.8%	33.1%	32.1%
Expected life	5.0 years	5.7 years	4.8 years
Contractual life	6.0 years	6.0 years	6.0 years
Dividend yield	N/A	N/A	N/A
Fair value of stock options granted	$11.68	$10.58	$10.05

Prior to January 1, 2002, the Company had applied the "disclosure only" option of SFAS No. 123. Accordingly, no compensation cost has been recognized in 2005 for stock options granted prior to January 1, 2002. If compensation cost for the Company's stock option plan had been recognized in the income statement based upon the fair value method for stock options granted prior to January 1, 2002, net income for 2005 would have been reduced by less than $0.1 million.

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collectability is reasonably assured, and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of income.

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $25.6 million, $27.8 million and $25.4 million in 2007, 2006 and 2005, respectively.

Legal Costs

The Company expenses all legal costs associated with litigation as incurred.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, and contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of December 31, 2007, the goodwill and other intangible assets of the MH segment aggregated $14.5 million.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of this standard is not expected to have a material impact on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard.

2. SEGMENT REPORTING

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment").

The RV Segment, which accounted for 74 percent, 70 percent and 67 percent of consolidated net sales for 2007, 2006 and 2005, respectively, manufactures a variety of products used primarily in the production of RVs, including windows, doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bed lifts, suspension systems, ramp doors, exterior panels, and thermoformed bath and kitchen products for RVs. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers.

The MH Segment, which accounted for 26 percent, 30 percent and 33 percent of consolidated net sales for 2007, 2006 and 2005, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated $21 million, $25 million and $33 million in 2007, 2006 and 2005, respectively, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income before interest, amortization of intangibles, corporate expenses, other items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

To make its segment reporting easier to understand, and present segment results in the same format as that used by management to evaluate segment operations, certain items of income and expense that are unrelated to the day-to-day operations of the segments have been reclassified effective with the fourth quarter of 2007 to “Other items” in the Company’s segment disclosure. Historical segment results have been reclassified to conform to this presentation going forward.

The reclassifications made to prior reported numbers were as follows for the years ended December 31, (in thousands):

	2006	2005

RV Segment operating profit	$(227)	$189
MH Segment operating profit	(906)	940
Corporate	590	-
Other items	543	(1,129)
Total	$-	$-

Information relating to segments follows (in thousands):

	Segments			Corporate	Intangible
	RV	MH	Total	and Other	Assets	Total

Year ended December 31, 2007
Revenues from external customers(a)	$491,830	$176,795	$668,625	$-	$-	$668,625
Operating profit (loss)(b)(e)	63,132	15,061	78,193	(8,056)	(4,178)	65,959
Total assets(c)	140,531	51,969	192,500	80,803	72,434	345,737
Expenditures for long-lived assets(d)	8,080	1,002	9,082	119	-	9,201
Depreciation and amortization	9,017	4,346	13,363	16	4,178	17,557

Year ended December 31, 2006
Revenues from external customers(a)	$508,824	$220,408	$729,232	$-	$-	$729,232
Operating profit (loss)(b)(e)	43,623	20,131	63,754	(5,913)	(2,546)	55,295
Total assets(c)	149,961	75,468	225,429	26,091	59,756	311,276
Expenditures for long-lived assets(d)	17,009	6,598	23,607	4	-	23,611
Depreciation and amortization	7,816	5,290	13,106	17	2,546	15,669

Year ended December 31, 2005
Revenues from external customers(a)	$447,662	$221,485	$669,147	$-	$-	$669,147
Operating profit (loss)(b)(e)	43,333	23,506	66,839	(7,683)	(1,427)	57,729
Total assets(c)	162,546	88,436	250,982	22,881	33,565	307,428
Expenditures for long-lived assets(d)	17,542	13,914	31,456	39	-	31,495
Depreciation and amortization	6,429	4,062	10,491	27	1,427	11,945

a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 23 percent, 23 percent and 21 percent of the Company’s consolidated net sales in the years ended December 31, 2007, 2006, and 2005, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 20 percent, 19 percent and 20 percent of the Company’s consolidated net sales in the years ended December 31, 2007, 2006 and 2005, respectively. No other customers accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2007, 2006 and 2005.

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

d)
Segment expenditures for long-lived assets include capital expenditures and fixed assets purchased as part of the acquisition of companies and businesses. The Company purchased $0.4 million, $1.4 million and $5.4 million of fixed assets as part of the acquisitions of businesses in 2007, 2006 and 2005, respectively. Expenditures for other long-lived assets, goodwill and other intangible assets are not included in the segment since they are not considered in the measurement of each segment’s performance.

e)
The operating profit for the Corporate and Other column is comprised of Corporate expenses of $7.6 million, $7.1 million and $6.7 million for 2007, 2006 and 2005, respectively, and Other items of $0.5 million, $(1.2) million, and $1.0 million for 2007, 2006, and 2005, respectively.

Net Sales by product was as follows for the years ended December 31, (in thousands):

	2007	2006	2005
Recreational Vehicles:
Chassis and chassis parts	$205,381	$216,391	$194,113
Slide-out mechanisms	110,494	104,777	89,661
Windows, doors and screens	107,693	117,985	112,269
Axles	42,025	39,153	9,974
Specialty trailers	20,749	24,983	33,064
Other	5,488	5,535	8,581
	491,830	508,824	447,662

Manufactured Housing:
Windows, doors and screens	72,580	88,827	93,563
Chassis and chassis parts	70,428	87,221	83,013
Shower and bath units	19,921	19,792	19,425
Axles and tires	10,502	18,390	14,346
Other	3,364	6,178	11,138
	176,795	220,408	221,485

Net Sales	$668,625	$729,232	$669,147

3. ACQUISITIONS, GOODWILL, AND INTANGIBLE ASSETS

During the last 10 years, the Company has acquired 13 manufacturers of products for both RVs and manufactured homes, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. The Company often obtains a significant amount of goodwill in these acquisitions, as the value of the acquired business to the Company exceeds the fair market value of the net tangible and other identifiable intangible assets acquired in the transaction.

Acquisition of Extreme Engineering

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

Extreme Engineering's Extreme Custom Trailers® are built according to customer specifications, and are sold through dealers and manufacturers of ski boats and high performance boats throughout the United States. Lippert has continued production at Extreme Engineering's existing leased facility in Riverside, California. Lippert has also transferred certain of its existing specialty trailer manufacturing operations to Extreme Engineering's facility in connection with the consolidation of certain existing West Coast factories.

Total consideration for the acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$1,238
Identifiable intangible assets	5,600
Goodwill (tax deductible)	3,952
Total cash consideration	$10,790

Acquisition of Coach Step

On May 21, 2007, Lippert acquired certain assets and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. The Company integrated Coach Step’s business into existing Lippert facilities. The results of the acquired Coach Step business have been included in the Company’s Consolidated Statement of Income beginning May 21, 2007.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$604
Identifiable intangible assets	1,830
Goodwill (tax deductible)	598
Total cash consideration	$3,032

Acquisition of Trailair and Equa-Flex

On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance will be paid annually over the five years subsequent to the acquisition. The aggregate purchase price could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the five years subsequent to the acquisition. The annual payments to be made over the five years subsequent to the acquisition bear interest at the stated rate of 3 percent per annum from the date of the acquisition. The acquisition was financed with borrowings under the Company's line of credit pursuant to a Credit Agreement with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (the “Credit Agreement”). The Company has integrated Trailair and Equa-Flex’s business into existing Lippert facilities. The results of the acquired Trailair and Equa-Flex businesses have been included in the Company’s Consolidated Statement of Income beginning January 2, 2007.

Total consideration for the acquisitions was allocated on as follows (in thousands):

Net tangible assets acquired	$625
Identifiable intangible assets	4,160
Goodwill (tax deductible)	227
Goodwill (non tax deductible)	426
Total consideration	5,438
Less: Present value of future minimum payments	(1,961)
Total cash consideration	$3,477

Acquisition of Happijac

On June 12, 2006, Lippert acquired certain assets and the business of Happijac Company (“Happijac”), a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to the acquisition. The purchase price of $30.3 million was financed through the issuance of $15.0 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings under the Company’s line of credit pursuant to the Credit Agreement, and the assumption of $0.7 million of equipment loans. The $15.0 million of Senior Promissory Notes were swapped to a fixed rate as described in Note 8. The Company entered into a facility lease agreement with the former owners of Happijac, and production continues in this leased facility. The Company acquired patents from Happijac primarily related to bed lifts, which are being amortized over their estimated remaining useful life, which at the date of acquisition was approximately 19 years. The results of the acquired Happijac business have been included in the Company’s Consolidated Statement of Income beginning June 12, 2006.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$3,925
Patents	9,600
Other identifiable intangible assets	6,400
Goodwill (tax deductible)	10,338
Total consideration	30,263
Less: Debt assumed	(732)
Total cash consideration	$29,531

Acquisition of SteelCo.

On March 10, 2006, Lippert acquired certain assets and the business of SteelCo., Inc. (“SteelCo”), which manufactures chassis and components for RVs and manufactured housing. SteelCo had annual sales for the year ended November 30, 2005 of approximately $8 million. The purchase price was $4.2 million which was funded with borrowings under the Company’s line of credit pursuant to the Credit Agreement. The Company has integrated SteelCo’s business into Lippert’s existing facilities in California. In connection with the transaction, Lippert and SteelCo terminated litigation pending between them. The results of the acquired SteelCo business have been included in the Company’s Consolidated Statement of Income beginning March 10, 2006.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$756
Identifiable intangible assets	1,520
Goodwill (tax deductible)	1,888
Total cash consideration	$4,164

Acquisition of Venture

On May 20, 2005, Lippert acquired certain assets and the business of Venture Welding (“Venture”). Venture manufactures chassis and chassis parts for manufactured homes, modular homes and office units, and had annualized sales prior to the acquisition of approximately $18 million. The purchase price was $18.6 million, excluding the existing accounts receivable of Venture, which were retained by the seller. The purchase price was funded through the issuance of $20.0 million of five year Senior Promissory Notes at the fixed interest rate of 5.01 percent. The acquisition included two of Venture’s four factories, and Lippert has consolidated production of Venture’s products into Lippert’s existing factories. The acquisition also included certain patents that will permit Lippert to manufacture chassis using a cold camber process, as well as the hot camber process currently being used. Lippert expects to use the cold camber technology at its other chassis factories. Additionally, Lippert acquired a patent relating to the manufacture of chassis basement systems, which Lippert was previously using under license. The results of the acquired Venture business have been included in the Company’s Consolidated Statement of Income beginning May 20, 2005.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$5,810
Identifiable intangible assets	6,707
Goodwill (tax deductible)	6,056
Total cash consideration	$18,573

Goodwill and Other Intangible Assets

Other intangible assets consist of the following at December 31, 2007 (in thousands):

	Gross	Accumulated Amortization	Net	Estimated Useful Life in Years

Non-compete agreements	$2,596	$810	$1,786	3 to 7
Customer relationships	15,470	3,971	11,499	8 to 16
Tradenames	4,220	1,105	3,115	5 to 14
Patents	18,205	2,027	16,178	5 to 19
Other intangible assets	$40,491	$7,913	$32,578

Other intangible assets consist of the following at December 31, 2006 (in thousands):

	Gross	Accumulated Amortization	Net	Estimated Useful Life in Years

Non-compete agreements	$1,821	$651	$1,170	4 to 7
Customer relationships	11,280	2,244	9,036	8 to 16
Tradenames	2,700	609	2,091	5 to 14
Patents	13,265	761	12,504	5 to 19
Other intangible assets	$29,066	$4,265	$24,801

Other intangible assets for the RV and MH Segments were $27.4 million and $5.2 million at December 31, 2007, respectively, and $18.7 million and $6.1 million at December 31, 2006, respectively. Amortization expense related to intangible assets (excluding goodwill) amounted to $3.9 million, $2.3 million and $1.2 million for 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five fiscal years is as follows: $4.0 million (2008), $3.7 million (2009), $3.7 million (2010), $3.4 million (2011) and $3.0 million (2012).

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - January 1, 2006	$9,251	$12,867	$22,118
Acquisitions in 2006	-	12,226	12,226
Balance - December 31, 2006	9,251	25,093	34,344
Acquisitions in 2007	-	5,203	5,203
Balance - December 31, 2007	$9,251	$30,296	$39,547

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2007. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2008, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of December 31, 2007, the goodwill and other intangible assets of the MH segment aggregated $14.5 million.

4.	INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2007	2006
Finished goods	$12,698	$13,513
Work in process	2,975	3,868
Raw materials	60,606	65,695
Total	$76,279	$83,076

5.	FIXED ASSETS

Fixed assets, at cost, consist of the following at December 31, (in thousands):

	2007	2006	Estimated Useful Life in Years
Land	$10,488	$14,860
Buildings and improvements	66,814	76,563	10 to 40
Leasehold improvements	2,839	3,165	3 to 10
Machinery and equipment	73,293	73,172	3 to 12
Transportation equipment	3,352	3,889	3 to 7
Furniture and fixtures	8,739	8,223	2 to 10
Construction in progress	255	4,720
	165,780	184,592
Less accumulated depreciation and amortization	65,164	60,034
Fixed assets, net	$100,616	$124,558

Depreciation and amortization of fixed assets is as follows for the years ended December 31, (in thousands):

	2007	2006	2005
Charged to cost of sales	$11,497	$11,081	$8,828
Charged to selling, general and administrative expenses	1,882	1,905	1,554
Total	$13,379	$12,986	$10,382

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, (in thousands):

	2007	2006
Accrued employee compensation and fringes	$20,833	$19,319
Accrued warranty	4,360	3,990
Accrued expenses and other	19,475	14,011
Total	$44,668	$37,320

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, current and long-term portion, for the years ended December 31, (in thousands):

	2007	2006	2005
Balance at beginning of period	$3,990	$3,139	$2,179
Provision for warranty expense	6,335	5,160	4,408
Warranty costs paid	(4,563)	(4,309)	(3,448)
Balance at end of period	$5,762	$3,990	$3,139

The total accrued warranty at December 31, 2007 includes $1.4 million classified as long-term.

7.	RETIREMENT AND OTHER BENEFIT PLANS

The Company has discretionary defined contribution profit sharing plans covering substantially all eligible employees. The Company contributed $1.4 million, $1.5 million and $1.3 million to these plans during the years ended December 31, 2007, 2006 and 2005, respectively.

Effective December 1, 2006, Drew and Lippert adopted Executive Non-Qualified Deferred Compensation Plans (the “Plans”). Pursuant to the Plans, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $1.0 million in 2007, and there were no deferrals in 2006. Each Plan participant is fully vested in all deferred compensation and earnings credited to his or her account as all contributions to the plan are made by the participant. Drew and Lippert will be responsible for certain costs of Plan administration, which are not expected to be significant, but will not make any contributions to the Plans.

Pursuant to the Plans, payments to the Plan participants are made from the general unrestricted assets of Drew and Lippert, and Drew and Lippert’s obligations pursuant to the Plan are unfunded and unsecured.

8.	LONG-TERM INDEBTEDNESS

Long-term indebtedness consists of the following at December 31, (dollars in thousands):

	2007	2006
Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29, with interest payable quarterly at the rate of 5.01 percent per annum, final payment to be made on April 29, 2010	$10,000	$14,000
Senior Promissory Notes payable at the rate of $536 per quarter on the last business day of March, June, September, and December with interest payable at the rate of LIBOR plus 1.65 percent per annum	-	13,929
Notes payable pursuant to a Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $70,000; interest at prime rate or LIBOR plus a rate margin based upon the Company's performance (a) (b)	8,000	12,000
Industrial Revenue Bonds, interest rates at December 31, 2007 of 4.68 percent to 6.28 percent, due 2008 through 2017; secured by certain real estate and equipment	5,448	8,077
Other loans primarily secured by certain real estate and equipment, due 2009 to 2011, with fixed interest rates of 5.18 percent to 6.52 percent	3,727	5,780
Other loan primarily secured by certain real estate, due 2011 with variable interest rate at December 31, 2007 of 8.50 percent	87	1,894
	27,262	55,680
Less current portion	8,881	9,714
Total long-term indebtedness	$18,381	$45,966

(a)
The weighted average interest rate on these borrowings, including the affect of the interest rate swap described below, was 4.35 percent at December 31, 2007 and 2006. Pursuant to the performance schedule, the interest rate on LIBOR loans was LIBOR plus 1.0 percent at December 31, 2007 and 2006.

(b)	As of December 31, 2007 and 2006, the Company had letters of credit of $2.1 million and $2.7 million outstanding under the line of credit pursuant to the Credit Agreement, respectively.

The weighted average interest rate for the Company’s indebtedness was approximately 4.99 percent and 5.59 percent at December 31, 2007 and 2006, respectively.

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). On March 10, 2006, the maximum borrowings under the Company’s line of credit pursuant to the Credit Agreement were increased by $10.0 million to $70.0 million in connection with the acquisition of SteelCo and to meet increased working capital needs due to the increase in sales. The maximum borrowings under the line of credit pursuant to the Credit Agreement can be increased by an additional $20.0 million, upon approval of the lenders. Interest on borrowings under the line of credit pursuant to the Credit Agreement is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at December 31, 2007) depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009. Availability under the Company’s line of credit pursuant to the Credit Agreement was $59.9 million at December 31, 2007.

Simultaneous with the refinancing of the Company’s Credit Agreement, the Company consummated a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”), pursuant to which the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, senior promissory notes (the “Senior Promissory Notes”) of the Company in the aggregate initial principal amount of up to $60.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. Interest payable on the principal of the Senior Promissory Notes will be at rates determined within five business days after the Company gives Prudential a request for purchase of Senior Promissory Notes. The shelf loan facility expires on June 13, 2009.

On April 29, 2005, the Company issued $20.0 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 5.01 percent per annum, payable at the rate of $1.0 million per quarter plus interest. These funds were used for the acquisition of Venture as described in the Notes to Consolidated Financial Statements.

On June 13, 2006, the Company issued $15.0 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of seven years, at a variable interest rate equal to the 3 month LIBOR plus 1.65 percent per annum, payable at the rate of $0.5 million plus interest on the last business day of every March, June, September and December, beginning September 29, 2006. These funds were used for the acquisition of Happijac as described in the Notes to Consolidated Financial Statements. The $15.0 million of Senior Promissory Notes were swapped to a fixed rate as described below in this note. These Senior Promissory Notes were paid in full in December 2007.

As of December 31, 2007 the Company had borrowed $35.0 million under the “shelf-loan” facility with Prudential, of which $10.0 million was outstanding. Availability under the Company's “shelf-loan” facility, subject to the approval of Prudential and its affiliates, was $25.0 million at December 31, 2007.

The Credit Agreement and the Senior Promissory Notes are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries in favor of the Lenders and Prudential on a pari passu basis.

Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At December 31, 2007 and 2006, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

The Company has unsecured letters of credit outstanding, unrelated to the Credit Agreement, which aggregate $8.7 million and $7.3 million at December 31, 2007 and 2006, respectively.

The amounts of maturities of long-term indebtedness are as follows (in thousands):

2008	$8,881
2009	16,335
2010	281
2011	262
2012	308
Thereafter	1,195
27,262
Less current portion	8,881
Total long-term indebtedness	$18,381

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (4.87 percent at December 31, 2007 based upon the November 15, 2007 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date beginning February 15, 2005. At December 31, 2007, the notional amount was $8.0 million. The fair value of the swap was zero at inception. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit pursuant to the Credit Agreement and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently. The fair value of this swap, net of taxes, was less than $0.1 million at December 31, 2007, and $0.2 million at December 31, 2006.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it received periodic payments at the 3 month LIBOR rate and made periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreased by $0.5 million on each quarterly reset date beginning September 29, 2006. The fair value of the swap was zero at inception. The Company designated this swap as a cash flow hedge of the Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings currently. In December 2007, the Company repaid the Senior Promissory Notes due on June 28, 2013, terminated this swap, and recorded a charge of $0.4 million in interest expense related to the termination of this swap. The fair value of this swap, net of taxes, was ($0.1 million) at December 31, 2006.

The Company believes that current interest rates on instruments similar to its debt approximate the rates paid by the Company. Therefore, the book value of such debt approximates fair value at December 31, 2007 and 2006.

9.	INCOME TAXES

The income tax provision in the Consolidated Statements of Income is as follows for the years ended December 31, (in thousands):

	2007	2006	2005
Current:
Federal	$20,774	$15,284	$17,745
State	4,291	3,734	2,931
Deferred:
Federal	(1,137)	807	(373)
State	(351)	(154)	158
Total income tax provision	$23,577	$19,671	$20,461

The provision for income taxes differs from the amount computed by applying the Federal statutory rate to income before income taxes for the following reasons for the years ended December 31, (in thousands):

	2007	2006	2005

Income tax at Federal statutory rate	$22,171	$17,743	$18,922
State income taxes, net of Federal income tax benefit	2,561	2,327	2,008
Non-deductible expenses	135	197	138
Manufacturing credit pursuant to Jobs Creation Act	(1,123)	(443)	(540)
Tax free interest income	(277)	-	-
Other	110	(153)	(67)
Provision for income taxes	$23,577	$19,671	$20,461

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, (in thousands):

	2007	2006
Deferred tax assets:
Accounts receivable	$596	$659
Inventories	1,330	1,477
Goodwill and other assets	1,514	2,251
Accrued insurance	1,179	1,207
Employee benefits	2,919	2,011
Deferred compensation	1,452	-
Other	1,930	1,027
Total deferred tax assets	10,920	8,632
Deferred tax liabilities:
Fixed assets	3,607	3,018
Other	24	66
Total deferred tax liabilities	3,631	3,084
Net deferred tax asset	$7,289	$5,548

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2007 will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

Tax benefits on stock option exercises of $1.9 million, $1.6 million and $5.4 million were credited directly to stockholders' equity for 2007, 2006 and 2005, respectively, relating to tax benefits which exceeded the compensation cost for stock options recognized in the financial statements.

Net deferred tax assets are classified in the Consolidated Balance Sheets as follows at December 31, (in thousands):

	2007	2006

Prepaid expenses and other current assets	$7,171	$6,199
Other long-term assets (liabilities)	118	(651)
	$7,289	$5,548

Included in accrued expenses and other current liabilities are federal income taxes payable of $1.0 million at December 31, 2007. Included in prepaid expenses and other current assets are federal income tax overpayments of $2.6 million at December 31, 2006. Included in accrued expenses and other current liabilities are state income taxes payable of $6.4 million and $3.7 million at December 31, 2007 and 2006, respectively.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits (in thousands):

2007
Balance – January 1, 2007	$3,752
Additions for tax positions of prior years	373
Additions based on tax positions related to the current year	791
Expiration of statute of limitations	(87)
Balance – December 31, 2007	$4,829

The total amount of unrecognized tax benefits of $3.2 million net of Federal income tax benefits at December 31, 2007, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

In addition, the total amount of accrued interest and penalties was $0.9 million on January 1, 2007. The amount of accrued interest and penalties as of December 31, 2007 was $1.3 million.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating and capital leases at December 31, 2007 are summarized as follows (in thousands):

	Operating Leases	Capital Leases
2008	$4,719	$131
2009	4,166	44
2010	3,355	20
2011	2,736	-
2012	1,471	-
Thereafter	996	-
Total minimum lease payments	$17,443	195
Less amounts representing interest		11
Present value of minimum lease payments		184
Less current portion		123
Total long term portion of capital lease obligations		$61

Rent expense for operating leases was $6.1 million, $5.9 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007 the Company had employment contracts with twelve of its employees and four consultants, which expire on various dates through June 2011. The minimum commitments under these contracts are $2.9 million in 2008, $2.1 million in 2009, $1.7 million in 2010 and $0.4 million in 2011. In addition, the contracts with two of the employees, and an arrangement with the Company’s Chief Executive Officer, provide for incentives to be paid based on a percentage of profits, as defined. Subsequent to December 31, 2007 the Company entered into a third compensation arrangement with an employee providing for incentives to be paid based on a percentage of profits, as defined.

Royalty

In February 2003, the Company entered into an agreement for a non-exclusive license for certain patents related to slide-out systems. Royalties are payable on an annual declining percentage of sales of certain slide-out systems produced by the Company, with a minimum annual royalty of $1.0 million for 2002 and annual minimum royalties of $1.3 million for 2003 through 2006. The agreement also provides for the Company to pay a royalty of 1 percent on sales of certain slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5.0 million. Aggregate payments subsequent to December 31, 2007 will not exceed $4.6 million.

The expense related to this royalty agreement, $0.4 million for 2007, is classified in the Consolidated Statement of Income in Cost of Sales.

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

Mandatory mediation was conducted. The parties reached a settlement, and entered into a final settlement agreement.  The settlement does not result in material liability to Zieman.  On February 22, 2008, the Court signed a judgment approving the settlement, subject to appeal within 60 days. Although the Company does not anticipate any appeals, there can be no assurance that an appeal will not be asserted.

Plaintiffs alleged that defendant Weekend Warrior sold certain toy hauler trailers during the model years 1999 - 2005 equipped with frames manufactured by Zieman that were defective in design and manufacture, causing damage to the trailers and the towing vehicles. Plaintiffs sought monetary damages in an unspecified amount (including compensatory, incidental and consequential damages), punitive damages, restitution, declaratory and injunctive relief, attorney’s fees and costs.

Zieman vigorously defended against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers agreed to defend Zieman, subject to reservation of the insurers’ rights.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated in California. Plaintiff initially alleged, but has not sought certification of, a national class.

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to fire spread control established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

Plaintiff seeks to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.

Defendant Kinro has conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, prior test results, testing procedures, and the use of labels. In addition, at Kinro’s initiative, independent laboratories conducted multiple tests on materials used by Kinro in the manufacture of bathtubs, the results of which tests indicate that Kinro’s bathtubs are in compliance with HUD regulations.

Although discovery by plaintiff is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim, and defendants intend to vigorously defend against the claims. In this connection, defendants have filed initial motions seeking summary judgment against plaintiff’s case (to be supplemented and refiled), seeking sanctions against plaintiff and her attorneys for destroying the bathtub which is the subject of this litigation, and challenging the propriety of a class action.

Moreover, Kinro believes that, because test results received by Kinro confirm that it is in compliance with HUD safety standards, no remedial action is required or appropriate.

In October 2007, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Kinro made an offer of settlement consistent with its belief regarding the merits of Plaintiff’s allegations. Although no settlement was reached, the parties have since had intermittent discussions. The outcome of such settlement efforts cannot be predicted.

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzales as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because her bathtub had been replaced. The Court granted plaintiff leave to amend the complaint to add a different plaintiff. The Court also denied, without prejudice, Kinro’s motion for sanctions based on spoliation of evidence because testing the bathtub of the new plaintiff may affect the ruling on the motion.

On March 10, 2008, plaintiff amended her complaint to include an additional plaintiff, Robert Royalty. Plaintiff Royalty states that his bathtub was not tested to determine whether it complies with HUD standards. Rather, his allegations are based on “information and belief”, including the testing of plaintiff Gonzalez’s bathtub and other evidence. Kinro denies plaintiff Royalty’s allegations, and intends to continue its vigorous defense against both plaintiffs’ claims.

If settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2007, would not be material to the Company’s financial position or annual results of operations.

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

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in September 2008. All tax years subsequent to 2000 also remain open to examination by the Indiana Department of Revenue.

The Company has assessed its risks associated with the above matter, as well as all other tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in 2008 in its tax reserve estimates. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2007, would not be material to the Company’s financial position or annual results of operations.

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. Under the sale-leaseback, the facility, with a net book value of $2.7 million, was sold for $5.7 million and leased-back under a 14 month operating lease at $15,000 per month. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage, which is secured only by the facility sold, was due on October 31, 2007, and was not paid by the buyer. As a result, the Company instituted foreclosure proceedings. When the foreclosure proceedings are completed, which is expected to be in 2008, the Company will record a gain of up to the $1.8 million cash received, and will market the property for sale. The Company has combined the operations previously conducted at this facility with its other West Coast operations.

Facilities Consolidation

Over the past eighteen months, the Company has consolidated eighteen facilities into other existing facilities, and plans have been made to consolidate at least one additional facility in 2008. Twelve facilities were sold during 2007. In connection with the determination to close facilities, the Company recorded a net charge of less than $0.1 million in 2007, to reflect the net gain or loss on sold facilities and the write-down to estimated current market value of facilities to be sold. In addition, the Company eliminated more than 120 salaried positions. The severance costs incurred by the Company were not significant.

At December 31, 2007, the Company was in the process of selling eleven facilities with an aggregate book value of $9.2 million. One of the facilities was sold in January 2008 at book value, and as of the end of February 2008, two additional facilities are under contract for sale, at a gain. The aggregate book value for these three facilities is $3.1 million.

Other Income

In February 2004, the Company sold certain intellectual property rights relating to a process used to manufacture a new composite material. The sale price for the intellectual property rights was $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In 2007, 2006 and 2005, the Company received payments aggregating approximately $0.8 million, $0.7 million and $0.6 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.7 million at December 31, 2007, which is fully reserved. In January 2008, the Company received a scheduled payment on the note of $0.8 million including interest.

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

Stock-Based Awards

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended (the "2002 Equity Plan"), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options and restricted or deferred stock. The number of shares available for granting awards under the 2002 Equity Plan was 323,816 and 878,805 at December 31, 2007 and 2006, respectively. At the Annual Meeting of Stockholders held in May 2006, Stockholders approved an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 600,000 shares. At the Annual Meeting of Stockholders to be held on May 28, 2008, there will be proposed for stockholder approval an amendment to the 2002 Equity Plan increasing the number of shares available for awards by 500,000 shares.

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

The exercise price for stock options granted under the 2002 Equity Plan must be at least equal to 100 percent of the fair market value of the shares subject to such stock option on the date of grant. The exercise price may be paid in cash or in shares of Drew Common Stock which have been held for a minimum of six months. Stock options granted under the 2002 Equity Plan must be approved by, and become exercisable in annual installments as determined by, the Committee. Shares issued upon exercise have historically been new shares.

The Company has historically granted stock options to employees in November every other year, with the last grant in 2007, and to Directors every year in December, with the last grant in 2007. Commencing in November 2008, the Committee anticipates granting employee stock options on an annual basis in amounts that are consistent with annual grants. Outstanding stock options expire six years from the date of grant; stock options vest over service periods of one year for Directors and five years for employees.

Transactions in stock options under the 2002 Equity Plan are summarized as follows:

	Number of Option Shares	Stock Option Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,815,280
Granted	626,000	$28.33 – $28.71
Exercised	(847,020)	$2.84 – $16.15
Canceled	(15,800)	$4.55 – $12.78
Outstanding at December 31, 2005	1,578,460	$4.55 – $28.71	$17.78
Granted	45,000	$26.39	26.39
Exercised	(197,480)	$4.55 – $16.16	8.97
Canceled	(61,900)	$4.55 – $28.33	18.15
Outstanding at December 31, 2006	1,364,080	$4.55 – $28.71	$19.33
Granted	586,000	$28.09 – $32.61	32.32
Exercised	(248,840)	$4.55 – $28.71	10.10
Canceled	(41,600)	$12.78 – $28.33	24.84
Outstanding at December 31, 2007	1,659,640	$7.88 – $32.61	$25.16
Exercisable at December 31, 2007	626,400	$7.88 – $28.71	$19.40

The total intrinsic value, defined as the excess of market value over the exercise price, of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $6.1 million, $3.8 million and $15.5 million. The Company received cash of $2.5 million, $1.8 million and $5.0 million for years ended December 31, 2007, 2006 and 2005, respectively, upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $1.9 million, $1.6 million and $5.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2006 there were 606,080 options exercisable at a weighted average exercise price of $15.03.

The following table summarizes information about stock options outstanding at December 31, 2007:

Option Exercise Price	Shares Outstanding	Option Remaining Life (Years)	Shares Exercisable
$7.88	30,000	1.0	30,000
$12.78	376,700	1.9	252,500
$13.80	30,000	2.0	30,000
$16.15	40,000	3.0	40,000
$16.16	12,000	2.9	6,000
$28.33	509,940	3.9	192,900
$28.71	37,500	4.0	37,500
$26.39	37,500	5.0	37,500
$32.61	548,500	5.9	-
$28.09	37,500	6.0	-

At December 31, 2007, the aggregate intrinsic value was $7.1 million for outstanding in-the-money stock options and $5.2 million for exercisable in-the-money stock options, and the weighted average remaining contractual term was 4.0 years for all outstanding stock options and 2.9 years for all exercisable stock options.

As of December 31, 2007, there was $10.1 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average remaining period of 3.9 years. Historically, upon exercise of stock options, new shares have been issued, instead of treasury shares.

In 2007, 2006 and 2005 pursuant to the 2002 Equity Plan, the Company issued deferred stock units to certain directors in lieu of cash fees earned by such directors. The number of deferred stock units issued is determined by dividing 115 percent of the fee earned by the closing price of the Common Stock on the date the fees were earned.

Transactions in deferred stock units under the 2002 Equity Plan are summarized as follows:

	Number of Shares	Stock Price at Date of Issuance
Outstanding at December 31, 2004	47,050
Issued	12,456	$18.06-$29.95
Outstanding at December 31, 2005	59,506
Issued	9,451	$25.01-$37.35
Exercised	(2,460)	$13.90-$29.95
Outstanding at December 31, 2006	66,497	$6.87-$37.35
Issued	10,589	$26.01-$43.02
Exercised	(1,089)	$7.61-$12.78
Outstanding at December 31, 2007	75,997	$6.87-$43.02

In 2006 and 2005, the Company issued 10,868 and 8,392 shares, respectively, of restricted stock in accordance with the performance-based incentive compensation of an employee, pursuant to an employment agreement.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31,:

	2007	2006	2005
Weighted average shares outstanding for basic earnings per share	21,892,656	21,619,455	21,011,792
Common stock equivalents pertaining to stock options	233,244	247,542	532,410
Total for diluted shares	22,125,900	21,866,997	21,544,202

For 2007, there were 586,000 stock options granted in the fourth quarter of 2007 which were not included in the calculation of total diluted shares, because to do so would have been anti-dilutive. For 2006 and 2005 all stock options were included.

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

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock. The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. It is anticipated that the stock repurchase will be funded using the Company’s available cash. As of February 29, 2008, the Company had not repurchased any shares.

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Year Ended December 31, 2007
Net sales	$172,944	$184,456	$173,410	$137,815	$668,625
Gross profit	39,172	45,773	41,931	31,549	158,425
Income before income taxes	15,642	20,344	17,810	9,548	63,344
Net income	9,589	12,562	11,133	6,483	39,767
Net income per common share:
Basic	.44	.57	.51	.29	1.82
Diluted	.44	.57	.50	.29	1.80

Stock Market Price
High	$30.72	$35.29	$41.98	$44.18	$44.18
Low	$24.26	$28.21	$32.86	$26.75	$24.26
Close (at end of quarter)	$28.68	$33.14	$40.68	$27.40	$27.40

Year Ended December 31, 2006
Net sales	$208,461	$201,976	$180,743	$138,052	$729,232
Gross profit	43,701	44,605	37,918	27,852	154,076
Income before income taxes	16,583	16,692	11,466	5,953	50,694
Net income	10,205	10,231	6,937	3,650	31,023
Net income per common share:
Basic	.47	.47	.32	.17	1.43
Diluted	.47	.47	.32	.17	1.42

Stock Market Price
High	$37.65	$38.16	$31.19	$29.15	$38.16
Low	$29.00	$27.25	$22.65	$24.86	$22.65
Close (at end of quarter)	$35.55	$32.40	$25.26	$26.01	$26.01

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of their audit, has issued their report, on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

/s/ LEIGH J. ABRAMS	/s/ FREDRIC M. ZINN
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

(b) Report of Independent Registered Public Accounting Firm.
The report of the independent registered public accounting firm is included in Item 8. Financial Statements and Supplementary Data.

(c) Changes in Internal Controls over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and subsequently implemented certain functions of the new software. Over the last few years, the internal controls of the Company have incrementally been strengthened due both to the new software, and business process changes. The Company anticipates that it will continue to implement certain additional functionalities of the new computer software to further strengthen the Company’s internal controls.

Item 9B. OTHER INFORMATION.

None.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 (“2008 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities - Compliance with Section 16(a) of the Exchange Act” in the Company’s 2008 Proxy Statement and from the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act” in Part I of this Report.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors – Executive Compensation” and “Director Compensation” in the Company’s 2008 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2008 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Proposal 1. Election of Directors-Transactions with Related Persons” and “Proposal 1. Election of Directors-Corporate Governance and Related Matters - Board of Directors” in the Company’s 2008 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 4. Appointment of Auditors” in the Company’s 2008 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed:

(1) Financial Statements.

(2) Exhibits. See Item 15 (b) - "List of Exhibits" incorporated herein by reference.

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

10.214	Amended and Restated Employment Agreement between Registrant and David L. Webster, dated February 17, 2005.

10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors.

10.222	Employment Agreement by and between Lippert Components, Inc. and Jason D. Lippert, effective January 1, 2006, as amended and supplemented.

10.223	Amended Change of Control Agreement by and between Harvey F. Milman and Registrant, dated March 3, 2006, as amended on July 18, 2006.

10.224	Memorandum to Leigh J. Abrams from the Compensation Committee of the Board of Directors dated November 14, 2007.

10.225	Asset Purchase Agreement dated as of May 20, 2005, by and among Lippert Components Manufacturing, Inc., Banks Corporation, William P. Banks and John K. Banks.

10.226	Non-Competition Agreement dated as of May 20, 2005, by and between Lippert Components Manufacturing Inc., and William P. Banks.

10.227	Non-Competition Agreement dated as of May 20, 2005, by and between Lippert Components Manufacturing Inc., and John P. Banks.

10.228	Amendment to Asset Purchase Agreement by and among Lippert Components Manufacturing, Inc., Banks Corporation, William P. Banks and John K. Banks.

10.229	Contract for Purchase and Sale of Real Estate by and between Lippert Components Manufacturing, Inc. and Banks Enterprises, Inc.

10.230
Second Amendment to Amended and Restated Credit Agreement dated as of March 10, 2006 by and among Kinro, Inc., Lippert Components, Inc., KeyBank, National Association, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent.

10.231	Executive Non-Qualified Deferred Compensation Plan.

10.232	Compensation Memorandum of Lippert Components Manufacturing, Inc. to Scott T. Mereness dated January 30, 2008.

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

Exhibit 10.222 is incorporated by reference to Exhibit 10.1 included in the Company’s Forms 8-K filed on October 11, 2005, January 18, 2008 and to the Company’s Form 8-K filed on April 19, 2007.

Exhibit 10.224 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on November 19, 2007.

Exhibits 10.225-10.229 are incorporated by reference to Exhibits 10.1-10.5 included in the Company’s Form 8-K/A filed on July 19, 2005.

Exhibits 10.197 and 10.223 are incorporated by reference to Exhibits 10.1-10.2 included in the Company’s Forms 8-K filed on March 7, 2006 and March 1, 2007.

Exhibit 10.230 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on March 14, 2006.

Exhibit 10.231 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on December 12, 2006.

Exhibit 10.232 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on February 1, 2008.

14.	Code of Ethics.

14.1	Code of Ethics for Senior Financial Officers Exhibit 14.1 is incorporated by reference to Exhibit 14 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.2	Guidelines for Business Conduct Exhibit 14.2 is filed herewith.

21	Subsidiaries of the Registrant.Exhibit 21 is filed herewith.

23	Consent of Independent Registered Public Accounting Firm Exhibit 23 is filed herewith.

24	Powers of Attorney.Powers of Attorney of persons signing this Report are included as part of this Report.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.	Section 1350 Certifications

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer Exhibits 31.1-32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008	DREW INDUSTRIES INCORPORATED

	By:	/s/Leigh J. Abrams
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

Date	Signature		Title

March 14, 2008	By:	/s/Leigh J. Abrams	Director, President and
		(Leigh J. Abrams)	Chief Executive Officer

March 14, 2008	By:	/s/Fredric M. Zinn	Executive Vice President and
		(Fredric M. Zinn)	Chief Financial Officer

March 14, 2008	By:	/s/Joseph S. Giordano III	Corporate Controller and Treasurer
(Joseph S. Giordano III)

March 14, 2008	By:	/s/Edward W. Rose, III	Director
(Edward W. Rose, III)

March 14, 2008	By:	/s/David L. Webster	Director
(David L. Webster)

March 14, 2008	By:	/s/James F. Gero	Director
(James F. Gero)

March 14, 2008	By:	/s/Frederick B. Hegi, Jr.	Director
(Frederick B. Hegi, Jr.)

March 14, 2008	By:	/s/David A. Reed	Director
(David A. Reed)

March 14, 2008	By:	/s/John B. Lowe, Jr.	Director
(John B. Lowe, Jr.)

March 14, 2008	By:	/s/Jason D. Lippert	Director
(Jason D. Lippert)