Form 10-Q
period 2008-03-31
DREW INDUSTRIES INC
filed 2008-05-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 0-13646

DREW INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Mamaroneck Avenue, White Plains, NY 10601
(Address of principal executive offices) (Zip Code)

(914) 428-9098
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,938,329 shares of common stock as of April 30, 2008.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

(UNAUDITED)

Page
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-15

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-28

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4 - CONTROLS AND PROCEDURES	30

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	31-33

Item 1A - RISK FACTORS	33

Item 6 - EXHIBITS	33

SIGNATURES	34

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION	35

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION	36

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION	37

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION	38

DREW INDUSTRIES INCORPORATED

PART I - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007
(In thousands, except per share amounts)

Net sales	$159,148		$172,944
Cost of sales	121,520		133,772
Gross profit	37,628		39,172
Selling, general and administrative expenses	23,297		23,274
Other income	646		656
Operating profit	14,977		16,554
Interest expense, net	82		912
Income before income taxes	14,895		15,642
Provision for income taxes	5,790		6,053
Net income	$9,105		$9,589

Net income per common share:
Basic	$.41	$	. 44
Diluted	$.41	$	. 44

Weighted average common shares outstanding:
Basic	22,014		21,781
Diluted	22,179		21,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2008	2007	2007
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$50,414	$12,024	$56,213
Accounts receivable, trade, less allowances	33,739	40,331	15,740
Inventories	87,198	83,882	76,279
Prepaid expenses and other current assets	11,061	9,688	12,702

Total current assets	182,412	145,925	160,934

Fixed assets, net	96,625	121,211	100,616
Goodwill	39,591	36,250	39,547
Other intangible assets	31,577	26,977	32,578
Other assets	11,786	6,573	12,062

Total assets	$361,991	$336,936	$345,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$8,750	$9,971	$8,881
Accounts payable, trade	23,690	25,236	17,524
Accrued expenses and other current liabilities	46,484	39,520	44,668

Total current liabilities	78,924	74,727	71,073

Long-term indebtedness	15,600	42,510	18,381
Other long-term liabilities	5,896	3,654	4,747

Total liabilities	100,420	120,891	94,201

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,087,654 shares at March 2008, 23,900,885 shares at March 2007 and 24,082,974 at December 2007	241	239	241
Paid-in capital	61,925	55,604	60,919
Retained earnings	218,910	179,627	209,805
Accumulated other comprehensive (loss) income	(38)	42	38
	281,038	235,512	271,003
Treasury stock, at cost - 2,149,325 shares	(19,467)	(19,467)	(19,467)
Total stockholders’ equity	261,571	216,045	251,536

Total liabilities and stockholders’ equity	$361,991	$336,936	$345,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
(In thousands)

Cash flows from operating activities:
Net income	$9,105	$9,589
Adjustments to reconcile net income to cash flows (used for) provided by operating activities:
Depreciation and amortization	4,087	4,465
Deferred taxes	-	(262)
(Gain) loss on disposal of fixed assets	(1,040)	684
Stock-based compensation expense	945	625
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(17,999)	(22,195)
Inventories	(10,919)	(200)
Prepaid expenses and other assets	639	901
Accounts payable, accrued expenses and other liabilities	9,069	17,926
Net cash flows (used for) provided by operating activities	(6,113)	11,533

Cash flows from investing activities:
Capital expenditures	(1,201)	(2,555)
Acquisition of businesses	(44)	(3,472)
Proceeds from sales of fixed assets	4,416	1,936
Other investments	(6)	(11)
Net cash flows provided by (used for) investing activities	3,165	(4,102)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	-	22,613
Repayments under line of credit and other borrowings	(2,912)	(25,812)
Exercise of stock options	61	1,007
Net cash flows used for financing activities	(2,851)	(2,192)

Net (decrease) increase in cash	(5,799)	5,239

Cash and cash equivalents at beginning of period	56,213	6,785
Cash and cash equivalents at end of period	$50,414	$12,024

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on debt	$342	$870
Income taxes, net of refunds	$443	$282

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2007	$241	$60,919	$209,805	$38	$(19,467)	$251,536
Net income for the three months ended March 31, 2008	-	-	9,105	-	-	9,105
Unrealized loss on interest rate swap, net of taxes	-	-	-	(76)	-	(76)
Comprehensive income						9,029
Issuance of 4,680 shares of common stock pursuant to stock options and deferred stock units exercised	-	48	-	-	-	48
Income tax benefit relating to issuance of common stock pursuant to stock options exercised	-	13	-	-	-	13
Stock-based compensation expense	-	945	-	-	-	945

Balance - March 31, 2008	$241	$61,925	$218,910	$(38)	$(19,467)	$261,571

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

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2007 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 78 percent and 75 percent of consolidated net sales for the three month periods ended March 31, 2008 and 2007, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bed lifts, suspension systems, ramp doors, exterior panels, and thermoformed bath and kitchen products for RVs. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers.

The MH Segment, which accounted for 22 percent and 25 percent of consolidated net sales for the three month periods ended March 31, 2008 and 2007, respectively, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated $4.1 million and $3.8 million in the first three months of 2008 and 2007, respectively, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income before interest, amortization of intangibles, corporate expenses, other items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2007 Annual Report on Form 10-K.

Information relating to segments follows for the three months ended March 31, (in thousands):

	2008	2007

Net sales:
RV Segment	$123,955	$129,132
MH Segment	35,193	43,812
Total	$159,148	$172,944

Operating profit:
RV Segment	$14,254	$16,180
MH Segment	2,510	2,932
Total segment operating profit	16,764	19,112
Amortization of intangibles	(1,053)	(881)
Corporate	(1,950)	(1,887)
Other items	1,216	210
Operating profit	$14,977	$16,554

3. Acquisitions

On April 8, 2008, the Company reported that Lippert agreed in principle to acquire the assets and business of Goshen, Indiana-based Seating Technology, Inc. and its affiliated companies (“Seating Technology”). Seating Technology’s sales in 2007 were approximately $40 million. Seating Technology manufactures a wide variety of products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valences and quilted soft good products. This acquisition will add an entirely new product line for Drew. The acquisition is subject to the completion of due diligence and the execution of definitive agreements. If completed, it is expected that the acquisition will be funded from available cash.

4. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which are in high-quality, short-term money market instruments issued and payable in U.S funds, are recorded at cost which approximates market value. Investments were $46.2 million and $11.5 million at March 31, 2008 and 2007, respectively, and $53.4 million at December 31, 2007.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	March 31,		December 31,
	2008	2007	2007

Finished goods	$13,343	$12,308	$12,698
Work in process	3,228	3,607	2,975
Raw material	70,627	67,967	60,606
Total	$87,198	$83,882	$76,279

6. Long-term Indebtedness

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the line of credit are $70.0 million. The maximum borrowings under the line of credit can be increased by an additional $20.0 million, upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at March 31, 2008) depending on the Company’s performance and financial condition. This Credit Agreement expires June 30, 2009. Availability under the Company’s line of credit was $60.9 million at March 31, 2008.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $9.0 million was outstanding at March 31, 2008. Pursuant to the terms of the shelf-loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. The shelf-loan facility expires on June 13, 2009.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (3.065 percent at March 31, 2008 based upon the February 15, 2008 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At March 31, 2008, the notional amount was $7.0 million. The fair value of the swap was zero at inception and ($0.1) million at March 31, 2008. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term indebtedness consists of the following (dollars in thousands):

	March 31,		December 31,
	2008	2007	2007
Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29, with interest payable quarterly at the rate of 5.01% per annum, final payment to be made on April 29, 2010	$9,000	$13,000	$10,000
Senior Promissory Notes payable at the rate of $536 per quarter on the last business day of March, June, September, and December, with interest payable at the rate of LIBOR plus 1.65% per annum	-	13,393	-
Notes payable pursuant to the Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $70,000, with interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance	7,000	11,000	8,000
Industrial Revenue Bonds, interest rates at March 31, 2008 of 4.23% to 6.28%, due 2008 through 2017; secured by certain real estate and equipment	5,120	7,733	5,448
Other loans primarily secured by certain real estate and equipment, due 2009 to 2011, with fixed interest rates at March 31, 2008 of 5.18% to 6.52%	3,230	5,507	3,727
Other loan primarily secured by certain real estate, with a variable interest rate	-	1,848	87
	24,350	52,481	27,262
Less current portion	8,750	9,971	8,881

Total long-term indebtedness	$15,600	$42,510	$18,381
The weighted average interest rate for the Company’s indebtedness was 4.95 percent at March 31, 2008.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At March 31, 2008, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the line of credit are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):

	2008	2007
Weighted average shares outstanding for basic earnings per share	22,014	21,781
Common stock equivalents pertaining to stock options	165	177
Total for diluted shares	22,179	21,958

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

Mandatory mediation was conducted. The parties reached a settlement, and entered into a final settlement agreement.  The settlement does not result in material liability to Zieman.  On February 22, 2008, the Court signed a judgment approving the settlement, which is now final and unappealable.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Although discovery by plaintiff and by defendants is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim, and defendants intend to vigorously defend against the claims. In this connection, defendants have filed initial motions seeking summary judgment against plaintiff’s case (to be supplemented and refiled), seeking sanctions against plaintiff and her attorneys for destroying the bathtub which is the subject of this litigation, and challenging the propriety of a class action.

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

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because her bathtub had been replaced. The Court granted plaintiff leave to amend the complaint to add a different plaintiff. The Court also denied, without prejudice, Kinro’s motion for sanctions based on spoliation of evidence because testing the bathtub of the new plaintiff may affect the ruling on the motion.

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

On April 1, 2008, the Court issued an order granting Drew’s motion to dismiss for lack of personal jurisdiction, resulting in the dismissal of Drew Industries Incorporated as one of the defendants in the case.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in September 2008. In April 2008 the Company made a settlement offer to the Indiana Department of Revenue, and is awaiting a response.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2008, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In both January 2008 and 2007, the Company received payments aggregating $0.8 million including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.0 million at March 31, 2008, which is fully reserved.

Sale-Leaseback

On July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage was due on October 31, 2007, and was not paid by the buyer. As a result, the Company instituted foreclosure proceedings. In April 2008, the Company sold the $3.9 million purchase money mortgage for $3.1 million, of which $2.1 million in cash was received by the Company. The balance of $1.0 million is due in June 2008. During the second quarter of 2008, the Company will record a gain in operating income of $0.9 million based upon the amounts received through April 2008. The Company will record an additional gain in operating income of $0.8 million when the balance is paid.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past two years the Company has consolidated 19 facilities and reduced staff levels. During the first quarter of 2008, three facilities were sold, and the Company recorded a net gain of $0.9 million, reflecting the gain on sold facilities, partially offset by the write-down to estimated current market value of facilities to be sold.

At March 31, 2008, the Company was in the process of selling eight facilities with an aggregate book value of $6.0 million. One of the facilities was sold in April 2008 at book value of $0.5 million.

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

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of March 31, 2008, the goodwill and other intangible assets of the MH Segment aggregated $14.3 million.

9. New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of the applicable portions of this standard did not have a material impact on the Company, and the balance of the standard is not expected to have a material impact on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any financial instruments or other items at fair value, and as such the adoption of this standard did not have an impact on the Company.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable operating segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH segments. At March 31, 2008, the Company’s subsidiaries operated 31 plants in the United States.

The RV Segment accounted for 78 percent of consolidated net sales for the three months ended March 31, 2008 and 74 percent of the annual consolidated net sales for 2007. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units, and electric stabilizer jacks. During the last few years, the Company has also introduced leveling devices, axles, steps, bed lifts, suspension systems, ramp doors, exterior panels and thermoformed bath and kitchen products for RVs. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 74 percent of all RVs shipped by the industry in 2007, up from 61 percent in 2001.

The MH Segment, which accounted for 22 percent of consolidated net sales for the three months ended March 31, 2008 and 26 percent of the annual consolidated net sales for 2007, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles, and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated approximately $4 million in both the first quarters of 2008 and 2007, and $21 million in all of 2007, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

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

In 2007, retail sales of travel trailers and fifth wheel RVs, the Company’s primary market, increased 2 percent, while wholesale shipments declined 10 percent, an indication that there was a reduction in dealer inventories. In the first quarter of 2008 wholesale shipments of travel trailers and fifth wheel RVs declined 8 percent according to the Recreational Vehicle Industry Association (“RVIA”), while Statistical Surveys, Inc. reported that retail sales of travel trailers and fifth wheel RVs declined 9 percent for January and February 2008, the last months for which information is available. Recent RV dealer surveys indicate that inventories, although below year-earlier levels, are still higher than dealers would prefer in this uncertain economic environment and in light of reduced demand.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company cannot predict the potential impact in 2008 on the RV industry of a softer economy, a tight credit market, and the volatility in the real estate and mortgage markets, however it is anticipated that the RV market will be soft in the coming months. The RVIA has projected a 13 percent decline in wholesale shipments of travel trailers and fifth wheel RVs in 2008.

In the long-term, RV sales are expected to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the U.S. population. U.S. Census Bureau projections released in March 2004, project that there will be in excess of 20 million more people over the age of 50 by 2014.

In 1997, the RVIA began a generic advertising campaign promoting the RV lifestyle. The current phase is targeted at both parents aged 30-49 with children at home, and couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, and using RVs as second homes, also appears to motivate consumer demand for RVs.

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis, transported to the site, and installed pursuant to a federal building code administered by the U.S. Department of Housing and Urban Development (HUD). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD Code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes. A manufactured home may be sited on owned or leased land.

Industry-wide wholesale production of manufactured homes has declined approximately 74 percent since 1998, including an 18 percent decline in 2007, to 95,800 homes. This 74 percent decline over the past ten years was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, and high interest rate spreads between conventional mortgages for site-built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land).

The Institute for Building Technology and Safety (“IBTS”) reported that for the quarter ended March 31, 2008, industry-wide wholesale shipments of manufactured homes decreased 3 percent over the prior year’s first quarter, including a 12 percent decrease in larger, multi-section homes produced by the industry, partially offset by an 18 percent increase in smaller, single-section homes, in which the Company has less average content per home.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The decline in multi-section homes over the past few years was apparently partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home. This is borne out by the significant decline in sales of manufactured homes in Florida, California and Arizona, which accounted for nearly half of the industry decline in 2007. These three states are traditionally favored by retirees, and usually are among the strongest markets for manufactured homes.

Further, in the last several years, many traditional buyers of manufactured homes were instead able to purchase site-built homes as subprime mortgages were readily available at unrealistic terms. Now that subprime mortgages are largely unavailable, certain of these home buyers appear to be purchasing more affordable manufactured homes as evidenced by the 18 percent increase in industry-wide wholesale shipments of single-section homes.

The Company believes that long-term growth prospects for manufactured housing are positive because of (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees, who have represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages for site-built homes. In addition, the potential legislative increases to Federal Housing Administration (FHA) lending limits for manufactured home chattel mortgages could increase demand for new manufactured homes. While these factors point to the potential for future growth, because of the current economic environment and tight credit markets, we cannot predict whether wholesale shipments of manufactured homes will increase in 2008 or thereafter.

Raw Material Prices

Since late 2007, the cost of flat-rolled steel has nearly doubled, structural I-beam steel is up more than 30 percent, and aluminum has increased more than 25 percent. Assuming the cost of raw materials remains at these high levels, these cost increases will increase the Company’s cost of sales by $60 million to $70 million on an annualized basis. The Company is currently implementing sales price increases to customers to offset the effect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that these or future cost increases can be fully passed on to customers. The Company also continues to explore alternative sources of raw materials and components, both domestic and imported.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit are as follows for the three months ended March 31, (in thousands):

	2008	2007

Net sales:
RV Segment	$123,955	$129,132
MH Segment	35,193	43,812
Total	$159,148	$172,944

Operating profit:
RV Segment	$14,254	$16,180
MH Segment	2,510	2,932
Total segment operating profit	16,764	19,112
Amortization of intangibles	(1,053)	(881)
Corporate	(1,950)	(1,887)
Other items	1,216	210
Operating profit	$14,977	$16,554

Consolidated Highlights

▪
Net sales for the first quarter of 2008 decreased $14 million (8 percent) from the first quarter of 2007 primarily as a result of the 8 percent decline in industry wholesale shipments of travel trailers and fifth wheel RVs in the first quarter of 2008, as well as a 3 percent decline in industry wholesale shipments of manufactured homes.

▪
Net income for the first quarter of 2008 decreased 5 percent from the first quarter of 2007, less than the 8 percent decrease in net sales, partially due to the closing of 19 facilities over the last 21 months, and consolidating those operations into other existing facilities, and reducing fixed overhead where prudent, including reducing staff levels. These facility consolidations and fixed overhead reductions increased operating profit in the first quarter of 2008 by approximately $1.4 million ($0.9 million after taxes), and are expected to improve operating profit by more than $4 million in 2008 compared to 2007.

▪
On April 8, 2008, the Company reported that Lippert agreed in principle to acquire the assets and business of Goshen, Indiana-based Seating Technology and its affiliated companies. Seating Technology’s sales in 2007 were approximately $40 million. Seating Technology manufactures a wide variety of products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valences and quilted soft good products. This acquisition will add an entirely new product line for Drew. The acquisition is subject to the completion of due diligence and the execution of definitive agreements. If completed, it is expected that the acquisition will be funded from available cash.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
Since late 2007, the cost of flat-rolled steel has nearly doubled, structural I-beam steel is up more than 30 percent, and aluminum has increased more than 25 percent. Assuming the cost of raw materials remains at these high levels, these cost increases will increase the Company’s cost of sales by $60 million to $70 million on an annualized basis. The Company is currently implementing sales price increases to customers to offset the effect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that these or future cost increases can be fully passed on to customers. The Company also continues to explore alternative sources of raw materials and components, both domestic and imported.

RV Segment

Net sales of the RV Segment in the first quarter of 2008 decreased 4 percent, or $5 million, as compared to the first quarter of 2007 due to:

•
An organic sales decline of approximately $7 million, or 5 percent, of RV related products. The 5 percent organic sales decline in the Company’s RV related products was lower than the 8 percent decrease in industry-wide wholesale shipments of travel trailers and fifth wheel RVs primarily because the Company introduced new products and gained market share.

•
An organic sales decline of approximately $3 million in specialty trailers, due primarily to an industry-wide decline in sales of small boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from 2007 acquisitions aggregating approximately $4 million.

During the last few years, the Company introduced several products for the RV and specialty trailer markets, including products for the motorhome market. These products include slide-out mechanisms and leveling devices for motorhomes, axles for towable RVs and specialty trailers, entry steps, and suspension systems for towable RVs, and bed lifts, ramp doors, thermoformed bath and kitchen products, and exterior panels for both towable RVs and motorhomes. The Company estimates that the market potential for these products is over $700 million. In the first quarter of 2008, the Company’s sales of these products were running at an annualized rate of approximately $120 million, as compared to an annualized rate of approximately $110 million in the first quarter of 2007, an increase of approximately 9 percent, despite the 8 percent decline in industry-wide shipments of RVs.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, for the twelve months ended March 31, divided by the wholesale shipments of the different types of RVs by the industry for the twelve months ended March 31, was as follows:

	2008	2007	Percent Change
Content per Travel Trailer and Fifth Wheel RVs	$1,760	$1,633	8%
Content per Motorhomes	$241	$214	13%
Content per all RVs	$1,353	$1,244	9%

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry production for the twelve months ended March 31, was as follows:

	2008	2007	Percent Change
Travel Trailer and Fifth Wheel RVs	256,100	277,000	(8)%
Motorhomes	51,800	55,800	(7)%
All RVs	342,400	373,200	(8)%

Operating profit of the RV Segment in the first quarter of 2008 decreased 12 percent to $14.3 million due to the decline in sales, as well as a decrease of 1.0 percent in the operating profit margin to 11.5 percent of net sales in the first quarter of 2008.

The operating profit margin of the RV Segment in the first quarter of 2008 was adversely impacted by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	The cumulative effect of modest increases in health and workers compensation insurance, and supplies and maintenance costs.

•
An increase in selling, general and administrative expenses to 11.9 percent of net sales in the first quarter of 2008 from 11.2 percent of net sales in the first quarter of 2007, largely due to higher fuel and delivery costs and the spreading of fixed administrative costs over a smaller sales base.

Partially offset by:

•	A temporary decline in the cost of certain raw materials purchased during the fourth quarter of 2007, which favorably impacted cost of sales during the first quarter of 2008.

•	Implementation of cost-cutting measures.

•	Improved production efficiencies.

Since the end of 2007, steel and aluminum costs have increased substantially. To the extent not offset by sales price increases to our customers, these higher costs will negatively affect operating profit.

MH Segment

Net sales of the MH Segment in the first quarter of 2008 decreased 20 percent, or $9 million, from the first quarter of 2007, compared to a 3 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, and partly due to a small amount of business the Company exited because of inadequate margins.

Manufactured homes contain one or more floors, or sections, which can be joined to make larger homes. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the years ended March 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended March 31, was as follows:

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	2008	2007	Percent Change
Content per Home Produced	$1,680	$1,854	(9)%
Content per Floor Produced	$993	$1,054	(6)%

According to the IBTS, industry production for the twelve months ended March 31, was as follows:

	2008	2007	Percent Change
Total Homes Produced	95,100	105,100	(10)%
Total Floors Produced	161,000	184,900	(13)%

Operating profit of the MH Segment in the first quarter of 2008 decreased 14 percent to $2.5 million primarily due to the impact of the decrease in net sales, partially offset by a slight increase in the operating profit margin to 7.1 percent of net sales in the first quarter of 2008, compared to 6.7 percent of net sales in the first quarter of 2007.

The operating profit margin of the MH Segment in the first quarter of 2008 was positively impacted by:

•	A change in product mix.

•	Improved production efficiencies.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher health insurance and workers compensation costs.

•
An increase in selling, general and administrative expenses to 15.5 percent of net sales in the first quarter of 2008 from 14.4 percent of net sales in first quarter of 2007 due to higher fuel and delivery costs as a percent of net sales and the spreading of fixed costs over a smaller sales base.

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of March 31, 2008, the goodwill and other intangible assets of the MH Segment aggregated $14.3 million.

Since the end of 2007, steel and aluminum costs have increased substantially. To the extent not offset by sales price increases to our customers, these higher costs will negatively affect operating profit.

Corporate

Corporate and other expenses for the first quarter of 2008 were consistent with the first quarter of 2007.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Items

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In both January 2008 and 2007, the Company received payments aggregating $0.8 million including interest, which had been previously fully reserved, and the Company therefore recorded a gain. The balance of the note is $1.0 million at March 31, 2008, which is fully reserved.

Other items in the first quarter of 2008 also included (i) a net gain in operating profit of $1.0 million resulting from the gain on sold facilities, and (ii) $0.3 million of expenses related to legal proceedings. Other items in the first quarter of 2007 included a net loss in operating profit of $0.6 million resulting from the net gain or loss on sold facilities and the write-down to estimated current market value of facilities to be sold.

Taxes

The effective tax rate for the first quarter of 2008 was 38.9 percent, compared to 38.7 percent in the first quarter of 2007. The increase in the effective tax rate for 2008 is due to a change in the composition of pre-tax income for state tax purposes.

Interest Expense, Net

The $ 0.8 million decrease in interest expense, net, for the first quarter of 2008, was primarily due to a decrease in the average debt levels as a result of strong operating cash flows during the last 12 months, which more than offset the $14 million the Company has invested in acquisitions over the same period. In addition, for the first quarter of 2008, the Company earned $0.4 million in interest income.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the three months ended March 31, (in thousands):

	2008	2007
Net cash flows (used for) provided by operating activities	$(6,113)	$11,533
Net cash flows provided by (used for) investment activities	$3,165	$(4,102)
Net cash flows used for financing activities	$(2,851)	$(2,192)

Cash Flows from Operations

Net cash flows from operating activities in the first three months of 2008 decreased by $17.6 million from the same period in 2007, primarily as a result of the timing of inventory purchases and payments, partially offset by a smaller seasonal increase in accounts receivable due to the decline in sales. In 2008, the increase in inventory was impacted by the Company’s strategic purchase of steel in advance of price increases, so that the Company could postpone sales price increases to its customers for as long as possible. In the first quarter of 2008, and throughout 2007, the seasonal increase in inventory was mitigated by management’s efforts to reduce inventory levels.

Depreciation and amortization, which was $17.6 million for the full year in 2007, is expected to be approximately $17 million for the full year in 2008.

Cash Flows from Investing Activities

Cash flows provided by investing activities of $3.2 million in the first three months of 2008 included proceeds of $4.4 million received from the sale of fixed assets in connection with the Company’s consolidation of production operations, partially offset by $1.2 million for capital expenditures. Capital expenditures were financed with available cash. Capital expenditures for 2008 are anticipated to be approximately $10 million and are expected to be funded by cash flows from operations.

Cash flows used for investing activities of $4.1 million in the first quarter of 2007 include approximately $3.5 million for the acquisition of a business and $2.6 million for capital expenditures, partially offset by proceeds of $1.9 million received from the sale of fixed assets. Capital expenditures and the acquisition were financed with borrowings under the Company’s line of credit and cash flows from operations.

At March 31, 2008, the Company was in the process of selling eight facilities with an aggregate book value of $6.0 million. One of the facilities was sold in April 2008 at book value of $0.5 million. In addition, on July 3, 2006, the Company entered into a sale-leaseback transaction for one of its facilities in California. In connection with the sale, the Company received $1.8 million in cash and a $3.9 million purchase money mortgage bearing interest at 5 percent per annum payable monthly. The mortgage was due on October 31, 2007, and was not paid by the buyer. As a result, the Company instituted foreclosure proceedings. In April 2008, the Company sold the $3.9 million purchase money mortgage for $3.1 million, of which $2.1 million in cash was received by the Company. The balance of $1.0 million is due in June 2008. During the second quarter of 2008, the Company will record a gain in operating income of $0.9 million based upon the amounts received through April 2008. The Company will record an additional gain in operating income of $0.8 million when the balance is paid.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On April 8, 2008, the Company reported that Lippert agreed in principle to acquire the assets and business of Goshen, Indiana-based Seating Technology. Seating Technology’s sales in 2007 were approximately $40 million. Seating Technology manufactures a wide variety of products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valences and quilted soft good products. This acquisition will add an entirely new product line for Drew. The acquisition is subject to the completion of due diligence and the execution of definitive agreements. If completed, it is expected that the acquisition will be funded from available cash.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first quarter of 2008 of $2.9 million were primarily due to debt payments.

Cash flows used for financing activities for the first quarter of 2007 of $2.2 million included a net decrease in debt of $3.2 million, partially offset by cash flows provided by the exercise of employee stock options of $1.0 million, which includes the related tax benefits. The decrease in debt is primarily due to net debt payments of $3.4 million.

At March 31, 2008 and 2007, the Company had $46.2 million and $11.5 million, respectively, of cash invested in money market funds that are invested in high-quality, short-term money market instruments which are issued and payable in U.S funds.

Borrowings under the Company’s $70.0 million line of credit at March 31, 2008 were $7.0 million. The Company’s excess cash was not used to pay down these borrowings under the line of credit, as these borrowings are associated with an interest rate swap which results in a favorable fixed interest rate of 4.4 percent. The Company also had $2.1 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $60.9 million at March 31, 2008. Such availability, along with available cash and anticipated cash flows from operations, is expected to be adequate to finance the Company’s anticipated working capital and anticipated capital expenditure requirements. The maximum borrowings under the line of credit can be increased by an additional $20.0 million, upon approval of the Lenders.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $9.0 million was outstanding at March 31, 2008. Pursuant to the terms of the shelf-loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. The shelf-loan facility expires on June 13, 2009.

At March 31, 2008, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock. The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. As of May 6, 2008, the Company had not repurchased any shares pursuant to this authorization.

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

In May 2008, the Company received notification from Institutional Stockholders Services Inc., (“ISS”) an independent research firm that advises institutional investors, that the Company’s corporate governance policies outranked 83.6 percent of all companies listed in the S&P 600 index. The Company has no business relationships with ISS.

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this quarterly report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company was notified by suppliers of cost increases of 25 to 75 percent or more which are scheduled to go into effect during 2008 for certain raw materials. The Company did not experience any significant increase in its labor costs in the first quarter of 2008 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of the applicable portions of this standard did not have a material impact on the Company, and the balance of the standard is not expected to have a material impact on the Company.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any financial instruments or other items at fair value, and as such the adoption of this standard did not have an impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard.

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

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of March 31, 2008, the goodwill and other intangible assets of the MH Segment aggregated $14.3 million.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the Company’s common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q.

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

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (3.065 percent at March 31, 2008 based upon the February 15, 2008 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At March 31, 2008, the notional amount was $7.0 million. The fair value of the swap was zero at inception and ($0.1) million at March 31, 2008. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At March 31, 2008, the Company had $16.3 million of fixed rate debt plus $7.0 million outstanding under the line of credit associated with the interest rate swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2008, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be $0.2 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At March 31, 2008, the Company had $1.1 million of variable rate debt, excluding the $7.0 million outstanding under the line of credit associated with the interest rate swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to March 31, 2008, and outstanding borrowings of $1.1 million, future cash flows would be reduced by less than $0.1 million per annum.

At March 31, 2008, the Company had $46.2 million of temporary investments in money market funds. Assuming there is a decrease of 100 basis points in the interest rate for these variable rate investments subsequent to March 31, 2008, and total investments of $46.2 million, future cash flows would be reduced by $0.5 million per annum.

If the actual change in interest rates is substantially different than 100 basis points, or the outstanding balances change significantly, the net impact of interest rate risk on the Company’s cash flow may be materially different than that disclosed above.

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

b)  Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2005, one of the Company’s subsidiaries installed new computer software and subsequently implemented certain functions of the new software. Over the last few years, the internal controls of the Company have incrementally been strengthened due to both the new software and business process changes. The Company anticipates that it will continue to implement certain additional functionalities of the new computer software to further strengthen the Company’s internal controls.

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

Mandatory mediation was conducted. The parties reached a settlement, and entered into a final settlement agreement.  The settlement does not result in material liability to Zieman.  On February 22, 2008, the Court signed a judgment approving the settlement, which is now final and unappealable.

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

Although discovery by plaintiff and by defendants is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim, and defendants intend to vigorously defend against the claims. In this connection, defendants have filed initial motions seeking summary judgment against plaintiff’s case (to be supplemented and refiled), seeking sanctions against plaintiff and her attorneys for destroying the bathtub which is the subject of this litigation, and challenging the propriety of a class action.

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

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because her bathtub had been replaced. The Court granted plaintiff leave to amend the complaint to add a different plaintiff. The Court also denied, without prejudice, Kinro’s motion for sanctions based on spoliation of evidence because testing the bathtub of the new plaintiff may affect the ruling on the motion.

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

On April 1 2008, the Court issued an order granting Drew’s motion to dismiss for lack of personal jurisdiction, resulting in the dismissal of Drew Industries Incorporated as one of the defendants in the case.

If settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in September 2008. In April 2008 the Company made a settlement offer to the Indiana Department of Revenue, and is awaiting a response.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 2008, would not be material to the Company’s financial position or annual results of operations.

Item 1A - RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008.

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

May 9, 2008