Form 10-Q
period 2008-06-30
DREW INDUSTRIES INC
filed 2008-08-08
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,741,729 shares of common stock as of July 31, 2008.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

(UNAUDITED)

		Page
PART I -	FINANCIAL INFORMATION

	Item 1 - FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-15

	Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-31

	Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

	Item 4 - CONTROLS AND PROCEDURES	33

PART II -	OTHER INFORMATION

	Item 1 - LEGAL PROCEEDINGS	34-35

	Item 1A - RISK FACTORS	36

	Item 2 - UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS	36

	Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

	Item 6 - EXHIBITS	37

SIGNATURES		38

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands, except per share amounts)

Net sales	$309,671	$357,400	$150,523	$184,456
Cost of sales	233,460	272,455	111,940	138,683
Gross profit	76,211	84,945	38,583	45,773
Selling, general and administrative expenses	46,373	48,063	23,076	24,789
Other income	646	656	-	-
Operating profit	30,484	37,538	15,507	20,984
Interest expense, net	279	1,552	197	640
Income before income taxes	30,205	35,986	15,310	20,344
Provision for income taxes	11,910	13,835	6,120	7,782
Net income	$18,295	$22,151	$9,190	$12,562

Net income per common share:
Basic	$0.83	$1.02	$0.42	$0.57
Diluted	$0.83	$1.01	$0.42	$0.57

Weighted average common shares outstanding:
Basic	21,967	21,817	21,920	21,852
Diluted	22,126	22,025	22,074	22,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2008	2007	2007
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$43,397	$38,561	$56,213
Accounts receivable, trade, less allowances	23,641	36,521	15,740
Inventories	99,836	75,053	76,279
Prepaid expenses and other current assets	12,105	9,830	12,702

Total current assets	178,979	159,965	160,934

Fixed assets, net	94,603	115,080	100,616
Goodwill	39,641	35,868	39,547
Other intangible assets	30,584	28,858	32,578
Other assets	7,710	7,218	12,062

Total assets	$351,517	$346,989	$345,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$12,940	$10,478	$8,881
Accounts payable, trade	18,143	20,235	17,524
Accrued expenses and other current liabilities	40,389	44,733	44,668

Total current liabilities	71,472	75,446	71,073

Long-term indebtedness	6,918	37,295	18,381
Other long-term liabilities	5,870	3,816	4,747

Total liabilities	84,260	116,557	94,201

Stockholders’ equity
Common stock, par value $.01 per share: authorized 50,000,000 shares; issued 24,088,454 shares at June 2008, 23,960,754 shares at June 2007 and 24,082,974 at December 2007	241	240	241
Paid-in capital	62,868	57,323	60,919
Retained earnings	228,100	192,189	209,805
Accumulated other comprehensive (loss) income	(11)	147	38
	291,198	249,899	271,003
Treasury stock, at cost - 2,346,725 shares at June 2008, 2,149,325 at June 2007 and December 2007	(23,941)	(19,467)	(19,467)
Total stockholders’ equity	267,257	230,432	251,536

Total liabilities and stockholders’ equity	$351,517	$346,989	$345,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
(In thousands)

Cash flows from operating activities:
Net income	$18,295	$22,151
Adjustments to reconcile net income to cash flows (used for) provided by operating activities:
Depreciation and amortization	8,049	8,941
Deferred taxes	-	(310)
(Gain)/loss on disposal of fixed assets	(2,703)	1,631
Stock-based compensation expense	1,875	1,214
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(7,901)	(18,069)
Inventories	(23,557)	8,849
Prepaid expenses and other assets	(9)	741
Accounts payable, accrued expenses and other liabilities	(669)	18,360
Net cash flows (used for) provided by operating activities	(6,620)	43,508

Cash flows from investing activities:
Capital expenditures	(2,350)	(5,425)
Acquisition of businesses	(94)	(6,594)
Proceeds from sales of fixed assets	8,091	6,072
Other investments	(39)	(16)
Net cash flows provided by (used for) investing activities	5,608	(5,963)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	-	23,792
Repayments under line of credit and other borrowings	(7,404)	(31,699)
Purchase of treasury stock	(4,474)	-
Exercise of stock options	74	2,138
Net cash flows used for financing activities	(11,804)	(5,769)

Net (decrease) increase in cash	(12,816)	31,776

Cash and cash equivalents at beginning of period	56,213	6,785
Cash and cash equivalents at end of period	$43,397	$38,561

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on debt	$668	$1,658
Income taxes, net of refunds	$11,577	$7,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2007	$241	$60,919	$209,805	$38	$(19,467)	$251,536
Net income for the six months ended June 30, 2008	-	-	18,295	-	-	18,295
Unrealized loss on interest rate swap, net of taxes	-	-	-	(49)	-	(49)
Comprehensive income						18,246
Issuance of 5,480 shares of common stock pursuant to stock options and deferred stock units exercised	-	59	-	-	-	59
Purchase of 197,400 shares of treasury stock	-	-	-	-	(4,474)	(4,474)
Income tax benefit relating to issuance of common stock pursuant to stock options exercised	-	15	-	-	-	15
Stock-based compensation expense	-	1,875	-	-	-	1,875

Balance - June 30, 2008	$241	$62,868	$228,100	$(11)	$(23,941)	$267,257

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 76 percent and 74 percent of consolidated net sales for the six month periods ended June 30, 2008 and 2007, respectively, manufactures a variety of products used in the production of RVs, including windows, doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units, leveling devices, axles, steps, and electric stabilizer jacks. During the last few years, the Company has also introduced bed lifts, suspension systems, ramp doors, exterior panels, upholstered furniture, and thermoformed bath and kitchen products for RVs. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers.

The MH Segment, which accounted for 24 percent and 26 percent of consolidated net sales for the six month periods ended June 30, 2008 and 2007, respectively, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated $9 million and $10 million in the first six months of 2008 and 2007, respectively, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers produce both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

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

Information relating to segments follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
RV Segment	$235,247	$263,037	$111,292	$133,905
MH Segment	74,424	94,363	39,231	50,551
Total net sales	$309,671	$357,400	$150,523	$184,456

Operating profit:
RV Segment	$27,250	$36,121	$12,996	$19,941
MH Segment	7,076	8,106	4,566	5,174
Total segment operating profit	34,326	44,227	17,562	25,115
Amortization of intangibles	(2,123)	(1,903)	(1,070)	(1,022)
Corporate	(3,967)	(3,917)	(2,017)	(2,030)
Other items	2,248	(869)	1,032	(1,079)
Total operating profit	$30,484	$37,538	$15,507	$20,984

3.	Acquisitions

On July 1, 2008, Lippert acquired certain assets and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”). Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.4 million, which was financed from available cash. The purchase price will be adjusted for changes in working capital as of the closing date. Seating Technology manufactures a wide variety of furniture products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. This acquisition has added an entirely new product line for the Company. Lippert will initially continue production at Seating Technology's existing leased facilities in Indiana. The Company is finalizing the allocation of the purchase price, but initially estimates the net tangible assets acquired will be approximately $6 to $7 million, with the balance comprised of goodwill and other amortizable intangible assets.

On July 1, 2008, Lippert acquired the patent for "JT's Strong Arm Jack Stabilizer," and other intellectual properties and assets, from JT's RV Accessories. The purchase price was $3.0 million, which was financed from available cash. JT's Strong Arm Jack Stabilizer represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth wheel RV. The Company is finalizing the allocation of the purchase price, but expects nearly the entire purchase price to be allocated to amortizable intangible assets.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which are currently in U.S. Treasury short-term money market instruments with a current yield of approximately 1.6 percent, are recorded at cost which approximates market value. Investments were $41.4 million and $36.3 million at June 30, 2008 and 2007, respectively, and $53.4 million at December 31, 2007.

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	June 30,		December 31,
	2008	2007	2007
Finished goods	$12,348	$11,477	$12,698
Work in process	3,811	3,375	2,975
Raw material	83,677	60,201	60,606
Total	$99,836	$75,053	$76,279

6.	Long-term Indebtedness

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the line of credit are $70.0 million, and can be increased by an additional $20.0 million, upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at June 30, 2008) depending on the Company’s performance and financial condition. Availability under the Company’s line of credit was $61.9 million at June 30, 2008. The Credit Agreement expires June 30, 2009, and as such, the $6.0 million of borrowings under the line of credit are classified as current debt in the balance sheet. The Company expects to enter into a new long-term borrowing arrangement within the next several months.

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $8.0 million was outstanding at June 30, 2008. Pursuant to the terms of the shelf-loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. The shelf-loan facility expires on June 13, 2009. The Company has held discussions with Prudential to increase the balance of the uncommitted shelf-loan facility from $25.0 million to $125.0 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (2.676 percent at June 30, 2008 based upon the May 15, 2008 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At June 30, 2008, the notional amount was $6.0 million. The fair value of the swap was zero at inception and ($18,000) at June 30, 2008. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

Long-term indebtedness consists of the following (dollars in thousands):

	June 30,		December 31,
	2008	2007	2007
Senior Promissory Notes payable at the rate of $1,000 per quarter on January 29, April 29, July 29 and October 29, with interest payable quarterly at the rate of 5.01% per annum, final payment to be made on April 29, 2010	$8,000	$12,000	$10,000
Senior Promissory Notes payable at the rate of $536 per quarter on the last business day of March, June, September and December, with interest payable at the rate of LIBOR plus 1.65% per annum	-	12,857	-
Notes payable pursuant to the Credit Agreement expiring June 30, 2009 consisting of a line of credit, not to exceed $70,000, with interest at prime rate of LIBOR plus a rate margin based upon the Company’s performance	6,000	10,000	8,000
Industrial Revenue Bonds, interest rates at June 30, 2008 of 3.72% to 6.28%, due 2009 through 2017; secured by certain real estate and equipment	3,131	6,097	5,448
Other loans primarily secured by certain real estate and equipment, due 2009 to 2011, with fixed interest rates at June 30, 2008 of 5.18% to 6.52%	2,727	5,019	3,727
Other loan primarily secured by certain real estate, with a variable interest rate	-	1,800	87
	19,858	47,773	27,262
Less current portion	12,940	10,478	8,881
Total long-term indebtedness	$6,918	$37,295	$18,381

The weighted average interest rate for the Company’s indebtedness was 4.88 percent at June 30, 2008.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At June 30, 2008, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the line of credit are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares outstanding for basic earnings per share	21,967	21,817	21,920	21,852
Common stock equivalents pertaining to stock options	159	208	154	239
Total for diluted shares	22,126	22,025	22,074	22,091

8.	Commitments and Contingencies

Litigation

On or about October 11, 2005 and October 12, 2005, two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al. (Case No. CV027691), and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. (Case No. 05AS04523). Each case purported to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases were substantially identical and the cases were consolidated. Plaintiffs alleged that defendant Weekend Warrior sold certain toy hauler trailers equipped with frames manufactured by Zieman that were defective in design and manufacture causing damage to the trailers and the towing vehicles. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert. Zieman vigorously defended against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers agreed to defend Zieman, subject to reservation of the insurers’ rights.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to flame spread established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

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

Although discovery by plaintiff and by defendants is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim, and defendants intend to vigorously defend against the claims. In this connection, defendants have filed initial motions seeking summary judgment against plaintiff’s case (to be supplemented and refiled), and challenging the propriety of a class action.

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

Plaintiff has filed a new motion for class certification, which Kinro is opposing, and which currently is scheduled to be heard in late September.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 1, 2008, the Court issued an order granting Drew’s motion to dismiss for lack of personal jurisdiction, resulting in the dismissal of Drew Industries Incorporated as one of the defendants in the case.

The parties are considering another voluntary non-binding mediation within the next few months.

If settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in September 2008. The Company and the Indiana Department of Revenue are currently in settlement negotiations.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2008, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2008 and 2007, respectively, the Company received scheduled payments of principal and interest, which had been previously fully reserved. Therefore, the Company recorded a pre-tax gain of $0.6 million and $0.7 million in the first six months of 2008 and 2007, respectively. The balance of the note is $1.0 million at June 30, 2008, which is fully reserved. Final payment on the note is due in January 2009.

Sale-Leaseback

In April 2008, the Company sold for $3.1 million a mortgage note it had received in a 2006 sale of a facility, which note had been in default. In connection with the collection of this $3.1 million in cash, the Company recorded a gain of $2.1 million ($1.7 million after the direct effect of incentive compensation) during the second quarter of 2008. This gain is classified in cost of sales in the condensed consolidated statements of income.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past two years the Company has consolidated the operations previously conducted at 19 facilities and reduced staff levels. The severance and operational relocation costs incurred by the Company were not significant. In connection with the determination to close facilities, the Company recorded a net gain of $0.7 million ($0.6 million after the direct effect of incentive compensation) in the first six months of 2008, and a net charge of $0.3 million during the second quarter of 2008, to reflect the net gains on the sold facilities and the write-downs to estimated current market value of facilities to be sold. The net gain for the first six months of 2008 is classified in cost of sales in the condensed consolidated statements of income.

At June 30, 2008, the Company had six vacant facilities listed for sale, with an aggregate book value of $6.0 million. One of the facilities is scheduled to be sold in the third quarter at a small gain.

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

The Company continues to monitor the goodwill and other intangible assets related to the MH Segment and the specialty trailer operations for potential impairment. A continued downturn in these industries could result in an impairment of the associated goodwill or other intangible assets. As of June 30, 2008, the goodwill and other intangible assets of the MH Segment and specialty trailer operations aggregated $14.1 million and $10.9 million, respectively.

9.	Stockholders’ Equity

On November 29, 2007, the Company announced a stock repurchase of up to 1,000,000 shares of the Company’s Common Stock. During the second quarter of 2008, the Company repurchased 197,400 shares at an average cost of $22.62 per share, or $4.5 million in total. The repurchase was funded with the Company’s available cash. These shares are being held in treasury.

At the Company’s Annual Meeting of Stockholders on May 28, 2008, the stockholders ratified an amendment to the 2002 Equity Award and Incentive Plan to increase the number of shares of Common Stock available for issuance pursuant to grants by 500,000 shares. The stockholders also ratified an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 30,000,000 shares to 50,000,000.

10.	New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any financial instruments or other items at fair value, and as such the adoption of this standard did not have an impact on the Company.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH segments. At June 30, 2008, the Company’s subsidiaries operated 31 plants in the United States.

The RV Segment accounted for 76 percent of consolidated net sales for the six months ended June 30, 2008 and 74 percent of the annual consolidated net sales for 2007. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles, including windows, doors, steel chassis, steel chassis parts, slide-out mechanisms and related power units, leveling devices, axles, steps, and electric stabilizer jacks. During the last few years, the Company has also introduced bed lifts, suspension systems, ramp doors, exterior panels, upholstered furniture and thermoformed bath and kitchen products for RVs. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 74 percent of all RVs shipped by the industry in 2007, up from 61 percent in 2001.

The MH Segment, which accounted for 24 percent of consolidated net sales for the six months ended June 30, 2008 and 26 percent of the annual consolidated net sales for 2007, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles, and thermoformed bath and kitchen products.

Other than sales of specialty trailers and related axles, which aggregated approximately $9 million and $10 million in the first six months of 2008 and 2007, respectively, and $21 million in all of 2007, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers produce both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use.  RVs may be motorized (motorhomes) or towable (travel trailers, fifth wheel travel trailers, folding camping trailers and truck campers). Towable RVs represented approximately 84 percent of the 353,400 RVs produced in 2007, while motorhomes represented the remaining 16 percent of RVs produced. Motorhomes have a significantly higher average retail selling price than towable RVs, and as a result, sales of motorhomes in 2007 represented approximately 50 percent of total RV retail sales dollars.

In 2007, unit retail sales of travel trailers and fifth wheel RVs, the Company’s primary market, increased 2 percent, while wholesale shipments declined 10 percent, an indication that dealers were reducing inventories. In the first six months of 2008, wholesale shipments of travel trailers and fifth wheel RVs declined 13 percent according to the Recreational Vehicle Industry Association (“RVIA”), while Statistical Surveys, Inc. reported that retail sales of travel trailers and fifth wheel RVs declined 18 percent for the first five months of 2008. May 2008 is the last month for which retail information is available. Retail statistics reported by Statistical Surveys, Inc. do not include sales of RVs in Canada. The RVIA reported that nearly one in five towable RVs was shipped to Canada in 2007. Recent RV dealer surveys indicate that inventories, although below year-earlier levels, are still higher than dealers would prefer in this uncertain economic environment and in light of reduced demand.

While the Company tends to measure its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand, which has declined over the last several months. A comparison of the percentage change in industry-wide wholesale shipments and retail shipments of travel trailers and fifth wheel RVs for each month of 2008 is as follows:

	Wholesale	Retail
January	(6%)	(10%)
February	(3%)	(6%)
March	(14%)	(27%)
April	(7%)	(15%)
May	(21%)	(24%)
June	(25%)	Not yet available

Industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of Drew’s RV segment net sales, were down 33 percent during the first six months of 2008. Retail sales of motorhomes were down 28 percent for the first five months of 2008. May 2008 is the last month for which industry information is available.

For the second half of 2008, the Company faces a weak economy, high fuel prices, consumer confidence at its lowest level since 1992, a tight credit market, and continued deterioration of the real estate and mortgage markets. Although the Company is unable to predict the impact of these factors on the RV industry, it is anticipated that, under such conditions, retail purchases of RVs will not improve in the coming months. The RVIA has projected a 12 percent decline in wholesale shipments of travel trailers and fifth wheel RVs in 2008, and flat industry-wide wholesale shipments of travel trailers and fifth wheel RVs in 2009, both of which may be optimistic if the industry-wide wholesale shipment declines continue at the pace experienced in May and June 2008.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis, transported to the site, and installed pursuant to a federal building code administered by the U.S. Department of Housing and Urban Development (“HUD”). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD Code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes. A manufactured home may be sited on owned or leased land.

Industry-wide wholesale production of manufactured homes has declined approximately 74 percent since 1998, including an 18 percent decline in 2007, to 95,800 homes. This 74 percent decline over the past ten years was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payments, and high interest rate spreads between conventional mortgages for site-built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land).

The Institute for Building Technology and Safety (“IBTS”) reported that for the six months ended June 30, 2008, industry-wide wholesale production of manufactured homes decreased 7 percent over the same period in the prior year, including a 15 percent decrease in larger, multi-section homes produced by the industry, partially offset by an 9 percent increase in smaller, single-section homes, in which the Company has less average content per home. For the first six months of 2008, multi section homes represented 64 percent of the total homes produced, down from 68 percent for the same period last year, and 80 percent in all of 2003.

The decline in multi-section homes over the past few years was apparently partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home. Further, in the last several years, many traditional buyers of manufactured homes were instead able to purchase site-built homes as subprime mortgages were readily available at unrealistic terms. Now that subprime mortgages are largely unavailable, certain of these home buyers appear to be purchasing more affordable manufactured homes as evidenced by the 9 percent year to date increase in industry-wide wholesale production of single-section manufactured homes. However, industry-wide production of single-section manufactured homes were down 12 percent in June 2008.

The Company believes that long-term growth prospects for manufactured housing are positive because of (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees, who have represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages for site-built homes. In addition, the recently enacted legislation to increase FHA insured lending limits for chattel mortgages for manufactured homes from less than $49,000 to nearly $70,000, and which provides a tax credit for up to $7,500 for first-time homebuyers, could increase demand for new manufactured homes. While these factors point to the potential for future growth, because of the current real estate and economic environment, low consumer confidence, and tight credit markets, the Company currently expects wholesale production of manufactured homes to decline in 2008.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Raw Material Prices

Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the cost of flat-rolled steel has more than doubled, structural I-beam steel is up nearly 50 percent, and aluminum has increased 25 percent. Assuming the cost of raw materials remains at these high levels, these cost increases would increase the Company’s cost of sales by approximately $70 million on an annualized basis. The higher cost raw materials began to impact the Company’s results in the second quarter of 2008, however, the cost of raw materials flowing through cost-of-sales in the third quarter of 2008 will be significantly higher than in the second quarter. In particular, the cost of steel in inventory at June 30, 2008, depending upon the type of steel, is 25 percent to 60 percent higher than the steel used in the second quarter. Similarly, the cost of aluminum in inventory at June 30, 2008 is approximately 15 percent to 20 percent higher.

The Company is currently implementing sales price increases to customers to offset the effect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that these or future cost increases can be fully passed on to customers. Because of continued volatility in raw material costs, as well as on-going efforts to work with customers during this difficult industry environment, the Company is currently not able to estimate the extent to which these adverse factors will impact operating results in the second half of 2008. The Company also continues to explore improved product design, efficiency improvements, and alternative sources of raw materials and components, both domestic and imported.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
RV Segment	$235,247	$263,037	$111,292	$133,905
MH Segment	74,424	94,363	39,231	50,551
Total net sales	$309,671	$357,400	$150,523	$184,456

Operating profit:
RV Segment	$27,250	$36,121	$12,996	$19,941
MH Segment	7,076	8,106	4,566	5,174
Total segment operating profit	34,326	44,227	17,562	25,115
Amortization of intangibles	(2,123)	(1,903)	(1,070)	(1,022)
Corporate	(3,967)	(3,917)	(2,017)	(2,030)
Other items	2,248	(869)	1,032	(1,079)
Total operating profit	$30,484	$37,538	$15,507	$20,984

Consolidated Highlights

▪
Net sales for the second quarter of 2008 decreased $34 million (18 percent) from the second quarter of 2007, primarily as a result of the 18 percent decline in industry wholesale shipments of travel trailers and fifth wheel RVs in the second quarter of 2008, as well as an 11 percent decline in industry wholesale shipments of manufactured homes.

▪	Net income for the second quarter of 2008 decreased 27 percent from the second quarter of 2007, primarily due to the 18 percent decrease in net sales.

▪
Facility consolidations and fixed overhead reductions improved operating profit in the second quarter of 2008 by approximately $1.4 million ($0.9 million after taxes), compared to the second quarter of 2007, and are expected to improve operating profit by approximately $5 million for all of 2008 as compared to 2007.

▪
On July 1, 2008, Lippert acquired certain assets and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”). Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.4 million, which was financed from available cash. Seating Technology manufactures a wide variety of furniture products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. This acquisition has added an entirely new product line for the Company. Lippert will initially continue production at Seating Technology's existing leased facilities in Indiana.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
On July 1, 2008, Lippert acquired the patent for "JT's Strong Arm Jack Stabilizer," and other intellectual properties and assets, from JT's RV Accessories. The purchase price was $3.0 million, which was financed from available cash. JT's Strong Arm Jack Stabilizer represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth wheel RV.

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the cost of flat-rolled steel has doubled, structural I-beam steel is up nearly 50 percent, and aluminum has increased 25 percent. Assuming the cost of raw materials remains at these high levels, these cost increases would increase the Company’s cost of sales by approximately $70 million on an annualized basis. The higher cost raw materials began to impact the Company’s results in the second quarter of 2008, however, the cost of raw materials flowing through cost-of-sales in the third quarter of 2008 will be significantly higher than in the second quarter. In particular, the cost of steel in inventory at June 30, 2008, depending upon the type of steel, is 25 percent to 60 percent higher than the steel used in the second quarter. Similarly, the cost of aluminum in inventory at June 30, 2008 is approximately 15 percent to 20 percent higher.

The Company is currently implementing sales price increases to customers to offset the effect of cost increases. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that these or future cost increases can be fully passed on to customers. Because of continued volatility in raw material costs, as well as on-going efforts to work with customers during this difficult industry environment, the Company is currently not able to estimate the extent to which these adverse factors will impact operating results in the second half of 2008. The Company also continues to explore improved product design, efficiency improvements, and alternative sources of raw materials and components, both domestic and imported.

RV Segment - Second Quarter

Net sales of the RV Segment in the second quarter of 2008 decreased 17 percent, or $23 million, as compared to the second quarter of 2007 due to:

•
An organic sales decline of approximately $24 million, or 19 percent, of RV related products. This 19 percent decline was due largely to the 18 percent decrease in industry-wide wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary RV market. Industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of the Company’s RV segment net sales, were down 41 percent during the second quarter of 2008.

•
An organic sales decline of approximately $5 million in specialty trailers, due primarily to an industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from 2007 acquisitions aggregating approximately $4 million.

•	Sales price increases of approximately $2 million, primarily due to material cost increases.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, for the twelve months ended June 30, divided by the industry-wide wholesale shipments of the different types of RVs for the twelve months ended June 30, was as follows:

	2008	2007	Percent Change
Content per Travel Trailer and Fifth Wheel RVs	$1,725	$1,652	4%
Content per Motorhomes	$505	$373	35%
Content per all RVs	$1,381	$1,273	8%

The above content per travel trailer and fifth wheel RV does not include the estimated impact of the July 2008 acquisition of Seating Technology, which will add approximately $150 to the content per travel trailer and fifth wheel RV. Sales of certain RV components have been reclassified between travel trailer and fifth wheel RVs and motorhomes in prior periods.

According to the RVIA, industry production for the twelve months ended June 30, was as follows:

	2008	2007	Percent Change
Travel Trailer and Fifth Wheel RVs	242,900	265,800	(9)%
Motorhomes	45,300	56,600	(20)%
All RVs	319,900	361,500	(12)%

Operating profit of the RV Segment in the second quarter of 2008 decreased 35 percent to $13.0 million due to the decline in sales, as well as a decrease of 3.2 percent in the operating profit margin to 11.7 percent of net sales in the second quarter of 2008 from 14.9 percent of net sales in the second quarter of 2007.

The operating profit margin of the RV Segment in the second quarter of 2008 was adversely impacted by:

•	Higher raw material costs.

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher health insurance costs.

•
An increase in selling, general and administrative expenses to 12.1 percent of net sales in the second quarter of 2008 from 11.2 percent of net sales in the second quarter of 2007, largely due to higher fuel and delivery costs, as well as the spreading of fixed administrative costs over a smaller sales base. This was partially offset by lower incentive compensation as a percent of net sales due to reduced operating profit margins.

Partially offset by:

•	Implementation of cost-cutting measures.

•	Lower warranty and overtime costs.

Steel and aluminum costs have increased substantially throughout 2008. The higher cost raw materials began to impact the Company’s results in the second quarter of 2008, however, the cost of raw materials flowing through cost-of-sales in the third quarter of 2008 will be significantly higher than in the second quarter. To the extent not offset by sales price increases to our customers, these higher costs will negatively affect operating profit.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company continues to monitor the goodwill and other intangible assets related to the specialty trailer operations for potential impairment. A continued downturn in these industries could result in an impairment of the associated goodwill or other intangible assets. As of June 30, 2008, the goodwill and other intangible assets of the specialty trailer operations aggregated $10.9 million.

RV Segment - Year to Date

Net sales of the RV Segment in the first six months of 2008 decreased 11 percent, or $28 million, as compared to the same period in 2007 due to:

•
An organic sales decline of approximately $31 million, or 12 percent, of RV related products. This 12 percent decline was due largely to the 13 percent decrease in industry-wide wholesale shipments of travel trailers and fifth wheel RVs. Industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of the Company’s RV segment net sales, were down 33 percent during the first six months of 2008.

•
An organic sales decline of approximately $8 million in specialty trailers, due primarily to an industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from 2007 acquisitions aggregating approximately $7 million.

•	Sales price increases of approximately $4 million, primarily due to material cost increases.

Operating profit of the RV Segment in the first six months of 2008 decreased 25 percent to $27.3 million due to the decline in sales, as well as a decrease of 2.1 percent in the operating profit margin to 11.6 percent of net sales in the first six months of 2008 from 13.7 percent of net sales in the comparable period of 2007.

The operating profit margin of the RV Segment in the first six months of 2008 was adversely impacted by:

•	Higher raw material costs.

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher health insurance costs.

•
An increase in selling, general and administrative expenses to 12.0 percent of net sales in the first six months of 2008 from 11.2 percent of net sales in the same period of 2007, largely due to higher fuel and delivery costs, as well as the spreading of fixed administrative costs over a smaller sales base. This was partially offset by lower incentive compensation as a percent of net sales due to reduced operating profit margins.

Partially offset by:

•	Implementation of cost-cutting measures.

•	Lower warranty costs.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment - Second Quarter

Net sales of the MH Segment in the second quarter of 2008 decreased 22 percent, or $11 million, from the second quarter of 2007, compared to an 11 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, and partly due to business the Company exited because of inadequate margins. Net sales in the second quarter of 2008 included approximately $3 million of sales price increases.

Manufactured homes contain one or more floors, or sections, which can be joined to make larger homes. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the twelve months ended June 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended June 30, was as follows:

	2008	2007	Percent Change
Content per Home Produced	$1,615	$1,853	(15)%
Content per Floor Produced	$962	$1,063	(11)%

According to the IBTS, industry production for the twelve months ended June 30, was as follows:

	2008	2007	Percent Change
Total Homes Produced	92,300	99,300	(7)%
Total Floors Produced	154,900	173,000	(10)%

Operating profit of the MH Segment in the second quarter of 2008 decreased 12 percent to $4.6 million primarily due to the impact of the decrease in net sales, partially offset by an increase in the operating profit margin to 11.6 percent of net sales in the second quarter of 2008, compared to 10.2 percent of net sales in the second quarter of 2007.

The operating profit margin of the MH Segment in the second quarter of 2008 was positively impacted by:

•	Changes in product mix.

•	The elimination of certain low margin business.

•	Improved production efficiencies.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher health insurance costs.

•
An increase in selling, general and administrative expenses to 15.7 percent of net sales in the second quarter of 2008 from 14.0 percent of net sales in second quarter of 2007 due to higher fuel and delivery costs as a percent of net sales, as well as the spreading of fixed costs over a smaller sales base.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company has remained profitable in the MH Segment despite the 74 percent decline in manufactured housing industry production since 1998. The Company continues to monitor the goodwill and other intangible assets related to this segment for potential impairment. A continued downturn in this industry could result in an impairment of the goodwill or other intangible assets of this segment. As of June 30, 2008, the goodwill and other intangible assets of the MH Segment aggregated $14.1 million.

Steel and aluminum costs have increased substantially throughout 2008. The higher cost raw materials began to impact the Company’s results in the second quarter of 2008, however, the cost of raw materials flowing through cost-of-sales in the third quarter of 2008 will be significantly higher than in the second quarter. To the extent not offset by sales price increases to our customers, these higher costs will negatively affect operating profit.

MH Segment - Year to Date

Net sales of the MH Segment in the first six months of 2008 decreased 21 percent, or $20 million, from the same period in 2007, compared to a 7 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, and partly due to business the Company exited because of inadequate margins.

Operating profit of the MH Segment in the first six months of 2008 decreased 13 percent to $7.1 million primarily due to the impact of the decrease in net sales, partially offset by an increase in the operating profit margin to 9.5 percent of net sales in the first six months of 2008, compared to 8.6 percent of net sales in the same period of 2007.

The operating profit margin of the MH Segment in the first six months of 2008 was positively impacted by:

•	Changes in product mix.

•	The elimination of certain low margin business.

•	Improved production efficiencies.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher health insurance costs.

•
An increase in selling, general and administrative expenses to 15.6 percent of net sales in the first six months of 2008 from 14.2 percent of net sales in same period of 2007 due to higher fuel and delivery costs as a percent of net sales, as well as the spreading of fixed costs over a smaller sales base.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate

Corporate expenses for both the first six months and second quarter of 2008 were consistent with the same periods of 2007.

Other Items

Other items is comprised of certain income and expenses that are part of consolidated operating income which the Company does not include in the analysis of segment operating results.

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In January 2008 and 2007, respectively, the Company received scheduled payments of principal and interest, which had been previously fully reserved. Therefore, the Company recorded a pre-tax gain of $0.6 million and $0.7 million in the first six months of 2008 and 2007, respectively. The balance of the note is $1.0 million at June 30, 2008, which is fully reserved. Final payment on the note is due in January 2009.

In addition, other items include the following (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales:
Gain on sold facilities	$(3,275)	$(229)	$(2,081)	$-
Loss on sold facilities and write-downs to estimated current market value of facilities to be sold	447	1,921	302	977
Other	-	(237)	-	-
Selling, general and administrative expenses:
Legal proceedings	906	371	529	317
Incentive compensation impact of above items	320	(301)	218	(215)
	$1,602	$1,525	$1,032	$(1,079)

Taxes

In the second quarter of 2008, the effective tax rate increased to 40.0 percent from 38.9 percent in the first quarter, or 39.4 percent for the six months ended June 2008 as compared to 38.4 percent for the six months ended June 2007. The second quarter 2008 increase in the Company’s effective tax rate was due primarily to the estimated annual effect of lower profits on state and federal tax rates.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Interest Expense, Net

The $1.3 million and $0.4 million decrease in interest expense, net, for the first six months and second quarter of 2008, respectively, as compared to the same periods in 2007, was primarily due to a decrease in the average debt levels as a result of strong operating cash flows, which more than offset the $11 million the Company has invested in acquisitions during the last 12 months. In addition, for the first six months and second quarter of 2008, the Company earned $0.5 million and $0.2 million, respectively, in interest income. With the use of $31 million for the recent acquisitions of Seating Technology and the patent for JT’s Strong Arm Jack Stabilizer for RVs, interest income earned by the Company will decline beginning in July 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the six months ended June 30, (in thousands):

	2008	2007
Net cash flows (used for) provided by operating activities	$(6,620)	$43,508
Net cash flows provided by (used for) investment activities	$5,608	$(5,963)
Net cash flows used for financing activities	$(11,804)	$(5,769)

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2008 were $50.1 million less in than the same period in 2007, primarily as a result of increased inventories in 2008 due to both higher quantities and higher unit costs, as well as the timing of payments for inventory purchases. This was partially offset by a smaller seasonal increase in accounts receivable due to the decline in sales. In 2008, the increase in inventory was caused by the Company’s strategic purchase of raw materials in advance of price increases, as well as higher priced raw materials in inventory. In 2007, the seasonal increase in inventory was mitigated by management’s efforts to reduce inventory levels. Higher raw material costs will continue to increase the investment in inventory, and reduce invested cash over the short-term.

Depreciation and amortization, which was $17.6 million for the full year in 2007, is expected to be approximately $17 million for the full year in 2008, including the impact of the July 2008 acquisitions of Seating Technology and the patent for JT's Strong Arm Jack Stabilizer.

Cash Flows from Investing Activities

Cash flows provided by investing activities of $5.6 million in the first six months of 2008 included proceeds of $8.1 million received from the sale of fixed assets in connection with the Company’s consolidation of production operations, partially offset by $2.4 million for capital expenditures. Capital expenditures were financed with available cash. Capital expenditures for 2008 are anticipated to be less than $9 million and are expected to be funded by cash flows from operations.

Cash flows used for investing activities of $6.0 million in the first six months of 2007 include approximately $6.6 million for the acquisition of businesses and $5.4 million for capital expenditures, partially offset by proceeds of $6.1 million received from the sale of fixed assets. Capital expenditures and the acquisition were financed with borrowings under the Company’s line of credit and cash flows from operations.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

At June 30, 2008, the Company had six vacant facilities listed for sale, with an aggregate book value of $6.0 million. One of the facilities is scheduled to be sold in the third quarter for $1.6 million.

On July 1, 2008, Lippert acquired certain assets and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”). Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.4 million, which was financed from available cash. The purchase price will be adjusted for changes in working capital as of the closing date. Seating Technology manufactures a wide variety of furniture products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. This acquisition has added an entirely new product line for the Company. Lippert will initially continue production at Seating Technology's existing leased facilities in Indiana.

On July 1, 2008, Lippert acquired the patent for "JT's Strong Arm Jack Stabilizer," and other intellectual properties and assets, from JT's RV Accessories. The purchase price was $3.0 million, which was financed from available cash. JT's Strong Arm Jack Stabilizer represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth wheel RV.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first six months of 2008 of $11.8 million were primarily due to debt payments of $7.4 million and the purchase of treasury stock of $4.5 million.

Cash flows used for financing activities for the first six months of 2007 of $5.8 million included a net decrease in debt of $7.9 million, partially offset by cash flows provided by the exercise of employee stock options of $2.1 million, which includes the related tax benefits. The decrease in debt is primarily due to net debt payments of $8.1 million.

At June 30, 2008 and 2007, the Company had $41.4 million and $36.3 million, respectively, of cash currently invested in U.S. Treasury short-term money market instruments with a current yield of approximately 1.6 percent.

Borrowings under the Company’s $70.0 million line of credit at June 30, 2008 were $6.0 million. The Company’s excess cash was not used to pay down these borrowings under the line of credit, as these borrowings are associated with an interest rate swap which results in a favorable fixed interest rate of 4.4 percent. The Company also had $2.1 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $61.9 million at June 30, 2008. Such availability, along with available cash and anticipated cash flows from operations, is expected to be adequate to finance the Company’s anticipated working capital and anticipated capital expenditure requirements. The maximum borrowings under the line of credit can be increased by an additional $20.0 million, upon approval of the Lenders. The Credit Agreement expires June 30, 2009, and as such, the $6 million of borrowings under the line of credit are classified as current debt in the balance sheet. The Company expects to enter into a new long-term borrowing arrangement within the next several months.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company has a “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $8.0 million was outstanding at June 30, 2008. Pursuant to the terms of the shelf-loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the Senior Promissory Notes. The shelf-loan facility expires on June 13, 2009. The Company has held discussions with Prudential to increase the balance of the uncommitted shelf-loan facility from $25 million to $125 million.

At June 30, 2008, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock. The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. During the second quarter of 2008, the Company repurchased 197,400 shares at an average cost of $22.62 per share, or $4.5 million in total. The repurchase was funded with the Company’s available cash.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The cost of certain raw materials has increased 25 to 100 percent or more in 2008. The Company did not experience any significant increase in its labor costs in the second quarter of 2008 related to inflation.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any financial instruments or other items at fair value, and as such the adoption of this standard did not have an impact on the Company.

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

The Company continues to monitor the goodwill and other intangible assets related to the MH Segment and the specialty trailer operations for potential impairment. A continued downturn in these industries could result in an impairment of the associated goodwill or other intangible assets. As of June 30, 2008, the goodwill and other intangible assets of the MH Segment and specialty trailer operations aggregated $14.1 million and $10.9 million, respectively.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the Company’s common stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”).

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income, whenever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, as identified in our Form 10-K for the year ended December 31, 2007, and in our subsequent Form 10-Qs filed with the SEC.

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of retail and wholesale financing for manufactured homes and recreational vehicles, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the disposition into the market by FEMA, by sale or otherwise, of RVs or manufactured homes purchased by FEMA in connection with natural disasters, changes in zoning regulations for manufactured homes, a sales decline in either the RV or manufactured housing industries, the financial condition of our customers, retention of significant customers, interest rates, oil and gasoline prices, the outcome of pending litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

DREW INDUSTRIES INCORPORATED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (2.676 percent at June 30, 2008 based upon the May 15, 2008 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At June 30, 2008, the notional amount was $6.0 million. The fair value of the swap was zero at inception and ($18,000) at June 30, 2008. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At June 30, 2008, the Company had $12.9 million of fixed rate debt plus $6.0 million outstanding under the line of credit associated with the interest rate swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2008, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be $0.2 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At June 30, 2008, the Company had $1.0 million of variable rate debt, excluding the $6.0 million outstanding under the line of credit associated with the interest rate swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2008, and outstanding borrowings of $1.0 million, future cash flows would be reduced by less than $0.1 million per annum.

At June 30, 2008, the Company had $41.4 million of temporary investments in U.S. Treasury short-term money market instruments with a current yield of approximately 1.6 percent. Assuming there is a decrease of 100 basis points in the interest rate for these variable rate investments subsequent to June 30, 2008, and total investments of $41.4 million, future cash flows would be reduced by $0.4 million per annum.

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

DREW INDUSTRIES INCORPORATED

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its system of internal controls over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s President, and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer, President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

b)	Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

DREW INDUSTRIES INCORPORATED

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

On or about October 11, 2005 and October 12, 2005, two actions were commenced in the Superior Court of the State of California, County of Sacramento, entitled Arlen Williams, Jr. vs. Weekend Warrior Trailers, Inc., Zieman Manufacturing Company, et. al. (Case No. CV027691), and Joseph Giordano and Dennis Gish, vs. Weekend Warrior Trailers, Inc, and Zieman Manufacturing Company, et. al. (Case No. 05AS04523). Each case purported to be a class action on behalf of the named plaintiffs and all others similarly situated. The complaints in both cases were substantially identical and the cases were consolidated. Plaintiffs alleged that defendant Weekend Warrior sold certain toy hauler trailers equipped with frames manufactured by Zieman that were defective in design and manufacture causing damage to the trailers and the towing vehicles. Defendant Zieman Manufacturing Company (“Zieman”) is a subsidiary of Lippert. Zieman vigorously defended against the allegations made by plaintiffs, as well as plaintiffs’ ability to pursue the claims as a class action. Zieman and Lippert’s liability insurers agreed to defend Zieman, subject to reservation of the insurers’ rights.

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

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to flame spread established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (Sec. 2301 et seq.), and the California Song-Beverly Consumer Warranty Act (Sec. 1790 et seq.).

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

Although discovery by plaintiff and by defendants is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiff may not be able to prove the essential elements of her claim, and defendants intend to vigorously defend against the claims. In this connection, defendants have filed initial motions seeking summary judgment against plaintiff’s case (to be supplemented and refiled), and challenging the propriety of a class action.

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

Plaintiff has filed a new motion for class certification, which Kinro is opposing, and which currently is scheduled to be heard in late September.

On April 1, 2008, the Court issued an order granting Drew’s motion to dismiss for lack of personal jurisdiction, resulting in the dismissal of Drew Industries Incorporated as one of the defendants in the case.

The parties are considering another voluntary non-binding mediation within the next few months.

If settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in September 2008. The Company and the Indiana Department of Revenue are currently in settlement negotiations.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 2008, would not be material to the Company’s financial position or annual results of operations.

Item 1A - RISK FACTORS

Economic and business conditions beyond our control have had a significant adverse impact on our earnings, and these conditions may continue.

Our net sales in the second quarter of 2008 fell 18 percent compared to the second quarter of 2007, and net income for the second quarter of 2008 declined 27 percent compared to the second quarter of 2007.

We attribute these declines to a combination of factors, including the deterioration in the real estate market, tighter credit terms, increasing oil and gas prices, and low consumer confidence. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

These factors have caused a decline in the demand for RVs and manufactured homes, which has reduced the demand for our products. In addition, higher than anticipated costs of raw materials have impacted our operating results.

Our results of operations may not improve if these conditions persist unabated, and may continue to decline.

There have been no other material changes to the matters discussed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008

Item 2 - UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2008	197,400	$22.62	197,400	802,600

On November 29, 2007, the Company announced a stock repurchase of up to 1,000,000 shares. The aggregate cost of the repurchase of $4.5 million was funded with the Company’s available cash.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 28, 2008. Of the 21,938,929 shares of common stock entitled to vote at such meeting, holders of at least 18,261,978 shares were present in person or by proxy. At the meeting, stockholders elected to the Board of Directors Leigh J. Abrams, Edward W. Rose III, David L. Webster, Jason D. Lippert, James F. Gero, Frederick B. Hegi, Jr., David A. Reed and John B. Lowe, Jr., each with a term expiring in 2009. There was no solicitation in opposition to management’s nominees, all of whom were elected, and each nominee received 75 percent or more, of the votes cast, in favor of his election.

There were no abstentions or broker non-votes. The stockholders also ratified an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 30,000,000 shares to 50,000,000. Voting for the resolution ratifying the amendment were 17,842,648 shares. Voting against were 482,447 shares. Abstaining were 6,299 shares. There were no broker non-votes.

The stockholders also ratified an amendment to the 2002 Equity Award and Incentive Plan to increase the number of shares of Common Stock available for issuance pursuant to grants by 500,000 shares. Voting for the resolution ratifying the amendment were 15,985,863 shares. Voting against were 1,053,076 shares. Abstaining were 29,778 shares. There were no broker non-votes.

The stockholders also ratified the appointment of KPMG LLP as independent auditors for stockholders of the Company for 2008. Voting for the resolution ratifying the appointment were 17,695,788 shares. Voting against were 98,810 shares. Abstaining were 1,705 shares. There were no broker non-votes.

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

By /s/ Joseph S. Giordano III
Joseph S. Giordano III
Chief Financial Officer

August 8, 2008