Form 10-Q
period 2008-09-30
DREW INDUSTRIES INC
filed 2008-11-10
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-13646

DREW INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,491,729 shares of common stock as of October 31, 2008.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(UNAUDITED)

Page
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-16

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-32

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

Item 4 - CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	35-36

Item 1A - RISK FACTORS	36-37

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

Item 6 - EXHIBITS	38

SIGNATURES	39

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION	40

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION	41

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION	42

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION	43

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In thousands, except per share amounts)

Net sales	$433,945	$530,810	$124,274	$173,410
Cost of sales	335,580	402,717	99,292	131,954
Gross profit	98,365	128,093	24,982	41,456
Selling, general and administrative expenses	64,026	73,008	20,481	23,253
Other income	675	707	29	51
Operating profit	35,014	55,792	4,530	18,254
Interest expense, net	602	1,996	323	444
Income before income taxes	34,412	53,796	4,207	17,810
Provision for income taxes	13,524	20,512	1,614	6,677
Net income	$20,888	$33,284	$2,593	$11,133

Net income per common share:
Basic	$0.95	$1.52	$0.12	$0.51
Diluted	$0.95	$1.51	$0.12	$0.50

Weighted average common shares outstanding:
Basic	21,879	21,856	21,702	21,936
Diluted	22,023	22,089	21,815	22,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2008	2007	2007
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$9,185	$43,644	$56,213
Accounts receivable, trade, less allowances	23,874	38,313	15,740
Inventories	107,272	79,225	76,279
Prepaid expenses and other current assets	11,924	13,703	12,702

Total current assets	152,255	174,885	160,934

Fixed assets, net	93,957	105,582	100,616
Goodwill	49,864	39,305	39,547
Other intangible assets	43,099	33,959	32,578
Other assets	6,386	11,380	12,062

Total assets	$345,561	$365,111	$345,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$11,797	$11,309	$8,881
Accounts payable, trade	14,273	25,012	17,524
Accrued expenses and other current liabilities	41,585	48,400	44,668

Total current liabilities	67,655	84,721	71,073

Long-term indebtedness	5,315	31,328	18,381
Other long-term liabilities	5,660	4,876	4,747

Total liabilities	78,630	120,925	94,201

Stockholders’ equity
Common stock, par value $.01 per share: authorized
50,000,000 shares; issued 24,088,454 shares at September 2008,
24,070,314 shares at September 2007 and 24,082,974 at
December 2007	241	241	241
Paid-in capital	63,802	60,138	60,919
Retained earnings	230,693	203,322	209,805
Accumulated other comprehensive (loss) income	(5)	(48)	38
	294,731	263,653	271,003
Treasury stock, at cost - 2,596,725 shares at September 2008,
2,149,325 at September 2007 and December 2007	(27,800)	(19,467)	(19,467)
Total stockholders’ equity	266,931	244,186	251,536

Total liabilities and stockholders’ equity	$345,561	$365,111	$345,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
(In thousands)

Cash flows from operating activities:
Net income	$20,888	$33,284
Adjustments to reconcile net income to cash flows (used for) provided by operating activities:
Depreciation and amortization	12,534	13,276
Deferred taxes	-	102
(Gain)/loss on disposal of fixed assets	(2,410)	541
Stock-based compensation expense	2,809	1,809
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(6,384)	(19,512)
Inventories	(26,357)	6,165
Prepaid expenses and other assets	115	1,317
Accounts payable, accrued expenses and other liabilities	(4,703)	24,156
Net cash flows (used for) provided by operating activities	(3,508)	61,138

Cash flows from investing activities:
Capital expenditures	(3,274)	(7,452)
Acquisition of businesses	(28,442)	(17,293)
Proceeds from sales of fixed assets	9,800	9,184
Other investments	(3,195)	(34)
Net cash flows used for investing activities	(25,111)	(15,595)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	-	23,797
Repayments under line of credit and other borrowings	(10,150)	(36,840)
Exercise of stock options	74	4,359
Purchase of treasury stock	(8,333)	-
Net cash flows used for financing activities	(18,409)	(8,684)

Net (decrease) increase in cash	(47,028)	36,859

Cash and cash equivalents at beginning of period	56,213	6,785
Cash and cash equivalents at end of period	$9,185	$43,644

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on debt	$1,021	$2,362
Income taxes, net of refunds	$13,577	$13,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2007	$241	$60,919	$209,805	$38	$(19,467)	$251,536
Net income for the nine months ended September 30, 2008	-	-	20,888	-	-	20,888
Unrealized loss on interest rate swap, net of taxes	-	-	-	(43)	-	(43)
Comprehensive income						20,845
Issuance of 5,480 shares of common stock pursuant to stock options and deferred stock units exercised	-	59	-	-	-	59
Purchase of 447,400 shares of treasury stock	-	-	-	-	(8,333)	(8,333)
Income tax benefit relating to issuance of common stock pursuant to stock options exercised	-	15	-	-	-	15
Stock-based compensation expense	-	2,809	-	-	-	2,809
Balance - September 30, 2008	$241	$63,802	$230,693	$(5)	$(27,800)	$266,931

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 74 percent of consolidated net sales for the nine month periods ended September 30, 2008 and 2007, manufactures a variety of products used in the production of RVs as follows:

•	Aluminum windows and screens
•	Doors
•	Steel chassis
•	Steel chassis parts
•	Slide-out mechanisms and related power units
•	Leveling devices
•	Axles
•	Steps
•	Electric stabilizer jacks
•	Bed lifts
•	Suspension systems
•	Ramp doors
•	Thermoformed exterior panels
•	Upholstered furniture
•	Thermoformed bath and kitchen products

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers.

The MH Segment, which accounted for 26 percent of consolidated net sales for the nine month periods ended September 30, 2008 and 2007, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including:

•	Vinyl and aluminum windows and screens
•	Steel chassis
•	Steel chassis parts
•	Axles
•	Thermoformed bath and kitchen products

Other than sales of specialty trailers, which aggregated $12 million and $16 million in the first nine months of 2008 and 2007, respectively, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers produce both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

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

Information relating to segments follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
RV Segment	$320,941	$390,193	$85,694	$127,156
MH Segment	113,004	140,617	38,580	46,254
Total net sales	$433,945	$530,810	$124,274	$173,410

Operating profit:
RV Segment	$31,848	$53,128	$4,598	$17,007
MH Segment	10,989	12,153	3,913	4,047
Total segment operating profit	42,837	65,281	8,511	21,054
Amortization of intangibles	(3,670)	(3,014)	(1,547)	(1,111)
Corporate	(5,714)	(5,801)	(1,747)	(1,884)
Other items	1,561	(674)	(687)	195
Total operating profit	$35,014	$55,792	$4,530	$18,254

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions and Other Investments

On July 1, 2008, Lippert acquired certain assets and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”). Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.4 million, which was financed from available cash. The purchase price will be adjusted for changes in working capital as of the closing date. Seating Technology manufactures a wide variety of furniture products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. This acquisition has added an entirely new product line for the Company. Lippert is in the process of closing two of Seating Technology's five leased facilities in Indiana, and consolidating those operations into existing facilities. The results of the acquired Seating Technology business have been included in the Company’s Condensed Consolidated Statement of Income beginning July 1, 2008.

Total consideration for the Seating Technology acquisition was allocated on an estimated basis, pending the final valuations for certain tangible and intangible assets, as follows (in thousands):

Net tangible assets acquired	$7,255
Identifiable intangible assets	11,000
Goodwill (tax deductible)	10,187
Total cash consideration	$28,442

On July 1, 2008, Lippert acquired the patent for "JT's Strong Arm Jack Stabilizer," and other intellectual properties and assets. The purchase price was $3.0 million, which was financed from available cash. JT's Strong Arm Jack Stabilizer represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth wheel RV. Total consideration for the acquisition was allocated on an estimated basis to amortizable intangible assets, pending the final valuations.

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which are currently in U.S. Treasury short-term money market instruments with a current yield of approximately 1 percent, are recorded at cost which approximates fair value. Investments were $7.5 million and $40.8 million at September 30, 2008 and 2007, respectively, and $53.4 million at December 31, 2007.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	September 30,		December 31,
	2008	2007	2007
Finished goods	$12,276	$12,665	$12,698
Work in process	3,376	3,009	2,975
Raw material	91,620	63,551	60,606
Total	$107,272	$79,225	$76,279

6.	Long-term Indebtedness

On February 11, 2005, the Company entered into an agreement (the “Credit Agreement”) refinancing its line of credit with JPMorgan Chase Bank, N.A., KeyBank National Association and HSBC Bank USA, National Association (collectively, the “Lenders”). The maximum borrowings under the line of credit are $70.0 million, and can be increased by an additional $20.0 million, upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, or LIBOR plus additional interest ranging from 1.0 percent to 1.8 percent (1.0 percent at September 30, 2008) depending on the Company’s performance and financial condition. Availability under the Company’s line of credit was $58.2 million at September 30, 2008, as the Company had $5.0 million of borrowings and $6.8 million of letters of credit outstanding. The Credit Agreement expires June 30, 2009, and as such, the $5.0 million of borrowings under the line of credit are classified as current debt in the balance sheet. The Company expects to enter into a new $50.0 million long-term borrowing arrangement with JPMorganChase and Wells Fargo by the end of November 2008.

The Company has a $60 million “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $7.0 million was outstanding at September 30, 2008. Pursuant to the terms of the shelf-loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the additional Senior Promissory Notes. The shelf-loan facility expires on June 13, 2009. Simultaneous with the completion of the new long-term borrowing arrangement with JPMorganChase and Wells Fargo, the Company expects to complete an increase in its uncommitted “shelf-loan” facility with Prudential from $25.0 million to $125.0 million.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (2.804 percent at September 30, 2008 based upon the August 15, 2008 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At September 30, 2008, the notional amount was $5.0 million. The fair value of the swap was zero at inception and ($7,000) at September 30, 2008. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term indebtedness consists of the following (dollars in thousands):

	September 30,		December 31,
	2008	2007	2007
Senior Promissory Notes payable at the rate of $1,000 per
quarter on January 29, April 29, July 29 and October 29,
with interest payable quarterly at the rate of 5.01% per
annum, final payment to be made on April 29, 2010	$7,000	$11,000	$10,000
Senior Promissory Notes, prepaid in full on
December 28, 2007	-	12,321	-
Notes payable pursuant to the Credit Agreement expiring
June 30, 2009 consisting of a line of credit, not to exceed
$70,000, with interest at prime rate or LIBOR plus a rate
margin based upon the Company’s performance	5,000	9,000	8,000
Industrial Revenue Bonds, interest rates at September 30, 2008 of 3.77% to 6.28%, due 2009 through 2017; secured by
certain real estate and equipment	2,895	5,774	5,448
Other loans primarily secured by certain real estate and
equipment, due 2009 to 2011, with fixed interest rates
at September 30, 2008 of 5.18% to 6.52%	2,217	4,440	3,727
Other loan primarily secured by certain real estate,
with a variable interest rate	-	102	87
	17,112	42,637	27,262
Less current portion	11,797	11,309	8,881
Total long-term indebtedness	$5,315	$31,328	$18,381

The weighted average interest rate for the Company’s indebtedness was 4.89 percent at September 30, 2008.

Pursuant to the Senior Promissory Notes, Credit Agreement, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At September 30, 2008, the Company was in compliance with all such requirements. Certain of the Company’s loan agreements contain prepayment penalties. The Senior Promissory Notes and the line of credit are secured by first priority liens on the capital stock (or other equity interests) of each of the Company’s direct and indirect subsidiaries.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average shares outstanding for basic earnings per share	21,879	21,856	21,702	21,936
Common stock equivalents pertaining to stock options	144	233	113	283
Total for diluted shares	22,023	22,089	21,815	22,219

8.	Commitments and Contingencies

Litigation

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

Plaintiff seeks to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiff’s attorneys fees.

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because her bathtub had been replaced. The Court granted plaintiff leave to amend the complaint to add a different plaintiff.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

On June 25, 2008, plaintiffs filed a renewed motion for class certification. On October 20, 2008, the Court again denied certification of a class, without prejudice, which allows plaintiffs to file a new motion for certification if plaintiffs are able to satisfy the Court’s concerns over the viability of plaintiffs’ case. Defendants’ initial motion seeking summary judgment against plaintiffs’ case, which was withdrawn pending further discovery, will be supplemented and refiled in November 2008.

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

Although discovery by plaintiffs and by defendants is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims

Moreover, Kinro believes that, because test results received by Kinro confirm that it is in compliance with HUD safety standards, no remedial action is required or appropriate.

In October 2007, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Kinro made an offer of settlement consistent with its belief regarding the merits of plaintiffs’ allegations. Although no settlement was reached, the parties have since had intermittent discussions. The outcome of such settlement efforts cannot be predicted.

If plaintiffs file a third motion for certification and it is granted, and if settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in December 2008. The Company and the Indiana Department of Revenue are currently in settlement negotiations.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2008, would not be material to the Company’s financial position or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In both January 2008 and 2007, the Company received scheduled payments of principal and interest, which had been previously fully reserved. Therefore, the Company recorded a pre-tax gain of $0.7 million in the first nine months of both 2008 and 2007. The balance of the note is $1.0 million at September 30, 2008, which is fully reserved. Final payment on the note is due in January 2009.

Sale-Leaseback

In April 2008, the Company sold for $3.1 million a mortgage note it had received in a 2006 sale of a facility, which note had been in default. In connection with the collection of this $3.1 million in cash, the Company recorded a gain of $2.1 million ($1.7 million after the direct effect of incentive compensation) during the second quarter of 2008. This gain is classified in selling, general, and administrative expenses in the condensed consolidated statements of income.

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past three years the Company has consolidated the operations previously conducted at 19 facilities and reduced staff levels. The severance and operational relocation costs incurred by the Company were not significant. In connection with the determination to close facilities, to reflect the net gains on the sold facilities and the write-downs to estimated current market value of facilities to be sold, the Company recorded a net gain of $2.5 million ($2.0 million after the direct effect of incentive compensation) in the first nine months of 2008, and a net charge of $0.3 million during the third quarter of 2008. For similar items, the Company recorded a net charge of $0.8 million ($0.7 million after the direct effect of incentive compensation) in the first nine months of 2007, and a net gain of $0.9 million during the third quarter of 2007 ($0.7 million after the direct effect of incentive compensation).

The Company is currently implementing plans to close or “mothball” at least 5 additional manufacturing facilities over the next 3 to 6 months, and continuing to explore additional facility consolidation opportunities.

Effective in the third quarter of 2008, gains or losses on sold manufacturing facilities, and charges for write-downs to estimated current market value of manufacturing facilities to be sold have been reclassified from cost of goods sold to selling, general, and administrative expenses in the condensed consolidated statements of income. Prior periods have been reclassified to conform to this presentation.

At September 30, 2008, the Company had five vacant facilities and vacant land listed for sale, with an aggregate book value of $3.7 million. Three of the facilities with a book value of $1.1 million are under contract to be sold in the 2008 fourth quarter at book value.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, and contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Other Intangible Assets

As a result of the continued downturn in industry shipments of RVs, manufactured homes and small and medium sized boats, during the third quarter of 2008, the Company conducted an impairment analysis on these operations. The estimated fair value of these operations currently exceeds the corresponding book values, thus no impairment has been recorded. However, a continued downturn in these industries, in particular small and medium sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for goodwill and other intangible assets in the future. At September 30, 2008, the Company had $10.7 million of goodwill and other intangible assets related to its marine and leisure operation, which sells trailers and axles for small and medium sized boats.

9.	Stockholders’ Equity

On November 29, 2007, the Company announced a stock repurchase of up to 1,000,000 shares of the Company’s Common Stock. During 2008, the Company repurchased 447,400 shares at an average cost of $18.58 per share, or $8.3 million in total, including 250,000 shares at an average cost of $15.38 per share, or $3.9 million, during the third quarter of 2008. The repurchases were funded from the Company’s available cash. These shares are being held in treasury.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of the applicable portions of this standard did not have a material impact on the Company, and the balance of the standard is not expected to have a material impact on the Company.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH segments. At September 30, 2008, the Company’s subsidiaries operated 36 plants in the United States.

The RV Segment accounted for 74 percent of consolidated net sales for the nine months ended September 30, 2008 and 2007. The RV Segment manufactures a variety of products used primarily in the production of recreational vehicles as follows:

•	Aluminum windows and screens
•	Doors
•	Steel chassis
•	Steel chassis parts
•	Slide-out mechanisms and related power units
•	Leveling devices
•	Axles
•	Steps
•	Electric stabilizer jacks
•	Bed lifts
•	Suspension systems
•	Ramp doors
•	Thermoformed exterior panels
•	Upholstered furniture
•	Thermoformed bath and kitchen products

More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 78 percent of all RVs shipped by the industry in the first nine months of 2008, up from 61 percent in 2001.

The MH Segment, which accounted for 26 percent of consolidated net sales for the nine months ended September 30, 2008 and 2007, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including:

•	Vinyl and aluminum windows and screens
•	Steel chassis
•	Steel chassis parts
•	Axles
•	Thermoformed bath and kitchen products

Other than sales of specialty trailers, which aggregated $12 million and $16 million in the first nine months of 2008 and 2007, respectively, and $21 million in all of 2007, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers produce both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use.  RVs may be motorized (motorhomes) or towable (travel trailers, fifth wheel travel trailers, folding camping trailers and truck campers). Towable RVs represented 88 percent of the 211,900 RVs produced in the first nine months of 2008, while motorhomes represented the remaining 12 percent of RVs produced. Motorhomes have a significantly higher average retail selling price than towable RVs, and as a result, sales of motorhomes in 2007 represented approximately 50 percent of total RV retail sales dollars.

In 2007, U.S industry-wide unit retail sales of travel trailers and fifth wheel RVs, the Company’s primary market, increased 2 percent, while industry-wide wholesale shipments declined 10 percent, an indication that dealers were reducing inventories. In the first nine months of 2008, industry-wide wholesale shipments of travel trailers and fifth wheel RVs declined 21 percent according to the Recreational Vehicle Industry Association (“RVIA”), while Statistical Surveys, Inc. reported that retail sales of travel trailers and fifth wheel RVs declined 20 percent for the first eight months of 2008. August 2008 is the last month for which retail information is available. Retail statistics reported by Statistical Surveys, Inc. do not include sales of RVs in Canada, however wholesale shipment statistics include shipments to Canada. The RVIA reported that nearly one in five towable RVs was shipped to Canada in 2007. Recent RV dealer surveys indicate that inventories, although below year-earlier levels, are still higher than dealers would prefer in this uncertain economic environment and in light of reduced demand.

While the Company tends to measure its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand, which has declined throughout 2008. A comparison of the percentage change in industry-wide wholesale shipments and retail shipments of travel trailers and fifth wheel RVs for 2008 is as follows:

	Wholesale	Retail
Quarter ended March 31	(8%)	(17%)
Quarter ended June 30	(18%)	(19%)
July	(33%)	(26%)
August	(41%)	(26%)
September	(39%)	Not yet available

Industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of Drew’s RV segment net sales, were down 42 percent during the first nine months of 2008. Retail sales of motorhomes were down 37 percent for the first eight months of 2008. August 2008 is the last month for which retail industry information is available.

For the remainder of 2008 and into 2009, the Company anticipates a weak economy, volatile fuel prices, low consumer confidence, a tight credit market, and continued weakness in the real estate and mortgage markets. All of these factors are expected to cause consumers to be extremely cautious, which in turn will likely impact the purchases of discretionary big-ticket items, such as RVs. In response to slow retail sales during 2008, RV manufacturers have significantly reduced their output, which has negatively affected the Company in 2008, and will likely continue into 2009.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The RVIA has projected a 20 percent decline in wholesale shipments of travel trailers and fifth wheel RVs in 2008, and an additional 4 percent decline of wholesale shipments of travel trailers and fifth wheel RVs in 2009. Based upon the further decline in industry-wide wholesale shipments of travel trailers and fifth wheel RVs subsequent to the RVIA forecast, the actual decline for 2008 is likely to be greater than the 20 percent projected.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for the nine months ended September 30, 2008, industry-wide wholesale production of manufactured homes decreased 10 percent over the same period in the prior year, including a 16 percent decrease in larger, multi-section homes produced by the industry, partially offset by a 4 percent increase in smaller, single-section homes, in which the Company has less average content per home. However, over the past 3 months, production of single-section manufactured homes has declined by 6 percent, largely offsetting the positive comparisons from earlier in 2008. For the first nine months of 2008, multi-section homes represented 63 percent of the total homes produced, down from 69 percent for the same period last year, and 80 percent in all of 2003.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The decline in multi-section homes over the past few years was apparently partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home. In the several years leading up to 2007, many traditional buyers of manufactured homes were instead able to purchase site-built homes, as subprime mortgages were readily available at unrealistic terms.

The Company believes that long-term growth prospects for manufactured housing are positive because of (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees, who, in the past had represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages for site-built homes. In addition, legislation enacted in July 2008 increased FHA insured lending limits for chattel mortgages for manufactured homes from less than $49,000 to nearly $70,000, and provides a tax credit for up to $7,500 for first-time homebuyers, which could increase demand for new manufactured homes. While these factors point to the potential for future growth, because of the current real estate and economic environment, low consumer confidence, and tight credit markets, the Company currently expects wholesale production of manufactured homes to continue to decline for the balance of 2008.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
RV Segment	$320,941	$390,193	$85,694	$127,156
MH Segment	113,004	140,617	38,580	46,254
Total net sales	$433,945	$530,810	$124,274	$173,410

Operating profit:
RV Segment	$31,848	$53,128	$4,598	$17,007
MH Segment	10,989	12,153	3,913	4,047
Total segment operating profit	42,837	65,281	8,511	21,054
Amortization of intangibles	(3,670)	(3,014)	(1,547)	(1,111)
Corporate	(5,714)	(5,801)	(1,747)	(1,884)
Other items	1,561	(674)	(687)	195
Total operating profit	$35,014	$55,792	$4,530	$18,254

Consolidated Highlights

▪
Net sales for the third quarter of 2008, excluding the impact of sales price increases and acquisitions, decreased $66 million (38 percent) from the third quarter of 2007, primarily as a result of the 38 percent decline in industry-wide wholesale shipments of travel trailers and fifth wheel RVs in the third quarter of 2008, as well as a 15 percent decline in industry wholesale shipments of manufactured homes. In addition, 2008 third quarter sales were negatively affected by the 62 percent decline in industry-wide wholesale shipments of motorhomes, and the severe industry-wide decline in sales of small and medium sized boats, particularly on the West Coast, for which the Company supplies specialty trailers.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the remainder of 2008 and into 2009, the Company anticipates a weak economy, volatile fuel prices, low consumer confidence, a tight credit market, and continued weakness in the real estate and mortgage markets. All of these factors are expected to cause consumers to be extremely cautious, which in turn will likely impact the purchases of discretionary big-ticket items, such as RVs. In response to slow retail sales during 2008, RV manufacturers have significantly reduced their output, which has negatively affected the Company in 2008, and will likely continue into 2009.

▪	Net income for the third quarter of 2008 decreased 77 percent from the third quarter of 2007, primarily due to the decrease in net sales and higher raw material costs.

▪
Facility consolidations and fixed overhead reductions improved operating profit in the third quarter of 2008 by approximately $1.1 million, compared to the third quarter of 2007, and are expected to improve operating profit by over $5 million for all of 2008 as compared to 2007. These fixed cost reductions are expected to further benefit 2009 operating profit as compared to 2008 by over $1 million.

▪
On July 1, 2008, Lippert acquired certain assets and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”). Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.4 million, which was financed from available cash. Seating Technology manufactures a wide variety of furniture products primarily for towable RVs, including folding sofas for toy hauler RVs, a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. This acquisition has added an entirely new product line for the Company. Lippert is in the process of closing two of Seating Technology's five leased facilities in Indiana, and consolidating those operations into existing facilities.

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the cost of steel and aluminum has been volatile. Assuming the cost of raw materials remains at the current escalated levels, the Company’s cost of sales would increase by approximately $40 million on an annualized basis. Although the Company was able to raise sales prices, the higher cost raw materials, net of sales price increases, reduced 2008 third quarter earnings by approximately $0.06 to $0.08 per diluted share. Raw material costs have recently declined from their peak levels, largely due to the global economic downturn, but remain well above prior-year levels. However, the Company still has higher priced raw materials in inventory, which will adversely impact operating results for the fourth quarter of 2008, although the impact is estimated to be less than it was in the third quarter of 2008.

The Company has implemented sales price increases to customers to offset most of the effect of raw material cost increases. While the Company has historically been able to obtain sales price increases to almost fully offset raw material cost increases, there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers. The Company also continues to explore improved product design, efficiency improvements, and alternative sources of raw materials and components, both domestic and imported.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RV Segment - Third Quarter

Net sales of the RV Segment in the third quarter of 2008 decreased 33 percent, or $41 million, as compared to the third quarter of 2007 due to:

•
An organic sales decline of approximately $51 million, or 42 percent, of RV-related products. This 42 percent decline was due largely to the 38 percent decrease in industry-wide wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary RV market. Industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of the Company’s RV segment net sales, were down 62 percent during the third quarter of 2008.

•
An organic sales decline of approximately $3 million in specialty trailers, due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from 2008 acquisitions aggregating approximately $7 million.
•	Sales price increases of approximately $5 million, primarily due to raw material cost increases.

The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, for the twelve months ended September 30, divided by the industry-wide wholesale shipments of the different types of RVs for the twelve months ended September 30, was as follows:

	2008	2007	Percent Change
Content per Travel Trailer and Fifth Wheel RVs	$1,889	$1,673	13%
Content per Motorhomes	$554	$403	37%
Content per all RVs	$1,528	$1,295	18%

The above product content per travel trailer and fifth wheel RV for the twelve months ended September 30, 2008 includes historical sales results for acquisitions, under the assumption the acquisitions had been completed at the beginning of that twelve-month period. Sales of certain RV components have been reclassified between travel trailer and fifth wheel RVs and motorhomes in prior periods.

According to the RVIA, industry production for the twelve months ended September 30, was as follows:

	2008	2007	Percent Change
Travel Trailer and Fifth Wheel RVs	218,900	261,600	(16)%
Motorhomes	37,300	55,900	(33)%
All RVs	284,200	355,500	(20)%

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the RV Segment in the third quarter of 2008 decreased 73 percent to $4.6 million due to the decline in sales, as well as a decrease of 8.0 percent in the operating profit margin to 5.4 percent of net sales in the third quarter of 2008 from 13.4 percent of net sales in the third quarter of 2007. Excluding sales price increases, the decline in RV Segment operating profit was 26 percent of the decline in net sales, which is higher than we would typically expect, largely due to the impact of increased raw material costs.

The operating profit margin of the RV Segment in the third quarter of 2008 was adversely impacted by:
•	Higher raw material costs.
•	Labor inefficiencies due to the sharp drop in sales.
•	The spreading of fixed manufacturing costs over a smaller sales base.
•	Higher health insurance costs.
•
Higher than expected integration costs of the Seating Technology acquisition, and costs incurred for prototype expenses for potential new customer accounts. New customer accounts have already been gained.

•
An increase in selling, general and administrative expenses to 12.5 percent of net sales in the third quarter of 2008 from 11.0 percent of net sales in the third quarter of 2007, largely due to an increase in bad debt expense, and higher fuel and delivery costs, as well as the spreading of fixed administrative costs over a smaller sales base. This was partially offset by lower incentive compensation as a percent of net sales due to reduced operating profit margins.

Partially offset by:

•	Implementation of cost-cutting measures.
•	Lower overtime, supplies and repair costs.

As a result of the continued downturn in industry shipments of RVs and small and medium sized boats, during the third quarter of 2008, the Company conducted an impairment analysis on these operations. The estimated fair value of these operations currently exceeds the corresponding book values, thus no impairment has been recorded. However, a continued downturn in these industries, in particular small and medium sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for goodwill and other intangible assets in the future. At September 30, 2008, the Company had $10.7 million of goodwill and other intangible assets related to its marine and leisure operation, which sells trailers and axles for small and medium sized boats.

RV Segment - Year to Date

Net sales of the RV Segment in the first nine months of 2008 decreased 18 percent, or $69 million, as compared to the same period in 2007 due to:

•
An organic sales decline of approximately $82 million, or 22 percent, of RV related products. This 22 percent decline was due largely to the 21 percent decrease in industry-wide wholesale shipments of travel trailers and fifth wheel RVs. Industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of the Company’s RV segment net sales, were down 42 percent during the first nine months of 2008.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
An organic sales decline of approximately $11 million in specialty trailers, due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from 2007 and 2008 acquisitions aggregating approximately $15 million.
•	Sales price increases of approximately $9 million, primarily due to raw material cost increases.

Operating profit of the RV Segment in the first nine months of 2008 decreased 40 percent to $31.8 million due to the decline in sales, as well as a decrease of 3.7 percent in the operating profit margin to 9.9 percent of net sales in the first nine months of 2008 from 13.6 percent of net sales in the comparable period of 2007.

The operating profit margin of the RV Segment in the first nine months of 2008 was adversely impacted by:

•	Higher raw material costs.
•	Labor inefficiencies due to the sharp drop in sales.
•	The spreading of fixed manufacturing costs over a smaller sales base.
•	Higher health insurance costs.
•
An increase in selling, general and administrative expenses to 12.1 percent of net sales in the first nine months of 2008 from 11.1 percent of net sales in the same period of 2007, largely due to an increase in bad debt expense, and higher fuel and delivery costs, as well as the spreading of fixed administrative costs over a smaller sales base. This was partially offset by lower incentive compensation as a percent of net sales due to reduced operating profit margins.

Partially offset by:

•	Implementation of cost-cutting measures.
•	Lower overtime and warranty costs.

MH Segment - Third Quarter

Net sales of the MH Segment in the third quarter of 2008 decreased 17 percent, or $8 million, from the third quarter of 2007. Excluding $4 million in sales price increases, net sales of the MH Segment declined 26 percent, compared to a 15 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, and partly due to business the Company exited in the latter half of 2007 because of inadequate margins. The Company recently received an order to supply certain components for more than 2,500 park model homes being purchased by FEMA. This should result in incremental sales in excess of $5 million through early 2009.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the twelve months ended September 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended September 30, was as follows:

	2008	2007	Percent Change
Content per Home Produced	$1,603	$1,826	(12)%
Content per Floor Produced	$961	$1,056	(9)%

According to the IBTS, industry production for the twelve months ended September 30, was as follows:

	2008	2007	Percent Change
Total Homes Produced	88,400	96,500	(8)%
Total Floors Produced	147,400	166,900	(12)%

Operating profit of the MH Segment in the third quarter of 2008 decreased 3 percent to $3.9 million primarily due to the impact of the decrease in net sales, partially offset by an increase in the operating profit margin to 10.1 percent of net sales in the third quarter of 2008, compared to 8.7 percent of net sales in the third quarter of 2007.

The operating profit margin of the MH Segment in the third quarter of 2008 was positively impacted by:

•	Changes in product mix.
•	The elimination of certain low margin business exited in the latter half of 2007.
•	Improved production efficiencies.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.
•
An increase in selling, general and administrative expenses to 16.0 percent of net sales in the third quarter of 2008 from 14.3 percent of net sales in third quarter of 2007 due to higher fuel and delivery costs as a percent of net sales, as well as the spreading of fixed costs over a smaller sales base.

As a result of the continued downturn in industry shipments of manufactured homes, during the third quarter of 2008, the Company conducted an impairment analysis on this operation. The estimated fair value of this operation currently exceeds the corresponding book value, thus no impairment has been recorded. However, a continued downturn in the manufactured housing industry, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for goodwill and other intangible assets in the future.

MH Segment - Year to Date

Net sales of the MH Segment in the first nine months of 2008 decreased 20 percent, or $28 million, from the same period in 2007. Excluding $9 million in sales price increases, net sales of the MH Segment declined 26 percent, compared to a 10 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, and partly due to business the Company exited in the latter half of 2007 because of inadequate margins.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the MH Segment in the first nine months of 2008 decreased 10 percent to $11.0 million primarily due to the impact of the decrease in net sales, partially offset by an increase in the operating profit margin to 9.7 percent of net sales in the first nine months of 2008, compared to 8.6 percent of net sales in the same period of 2007.

The operating profit margin of the MH Segment in the first nine months of 2008 was positively impacted by:

•	Changes in product mix.
•	The elimination of certain low margin business exited in the latter half of 2007.
•	Improved production efficiencies.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.
•	Higher health insurance costs.
•
An increase in selling, general and administrative expenses to 15.7 percent of net sales in the first nine months of 2008 from 14.3 percent of net sales in same period of 2007 due to higher fuel and delivery costs as a percent of net sales, as well as the spreading of fixed costs over a smaller sales base.

Corporate

Corporate expenses for both the first nine months and third quarter of 2008 were consistent with the same periods of 2007.

Other Items

Other items is comprised of certain income and expenses that are part of consolidated operating income which the Company does not include in the analysis of segment operating results, as follows:

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million, payable over five years. The note was initially recorded net of a reserve of $3.4 million. In both January 2008 and 2007, the Company received scheduled payments of principal and interest, which had been previously fully reserved. Therefore, the Company recorded a pre-tax gain of $0.7 million in the first nine months of both 2008 and 2007. The balance of the note is $1.0 million at September 30, 2008, which is fully reserved. Final payment on the note is due in January 2009.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In addition, other items include the following (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales:
Other	$-	$(236)	$-	$-
Selling, general and administrative expenses:
Legal proceedings	1,382	1,048	530	698
(Gain) on sold facilities	(3,523)	(1,279)	(248)	(1,050)
Loss on sold facilities and write-
downs to estimated current market
value of facilities to be sold	1,005	2,080	558	160
Other	-	(5)	-	(4)
Incentive compensation impact of
above items	250	(227)	(123)	52
	$(886)	$1,381	$717	$(144)

Effective in the third quarter of 2008, gains or losses on sold manufacturing facilities and charges for write-downs to estimated current market value of manufacturing facilities to be sold have been reclassified from cost of goods sold to selling, general, and administrative expenses in the condensed consolidated statements of income. Prior periods have been reclassified to conform to this presentation.

Taxes

The effective tax rate for the first nine months of 2008 was 39.3 percent, compared to 38.1 percent in the first nine months of 2007. The effective tax rate for the third quarter of 2008 was 38.4 percent as compared to 37.5 percent for the third quarter of 2007. The effective tax rate for the full year 2007 was 37.2 percent. The increase in the effective tax rate for both the nine months and three months ended September 30, 2008 as compared to the same periods in 2007 was due primarily to the estimated annual effect of lower profits on state and federal tax rates as well as by a change in pre-tax income between legal entities and states, partially offset by the expiration of statutes of limitations for certain state and federal tax returns, and the completion of a 2005 federal tax audit with no adjustments.

Interest Expense, Net

The $1.4 million and $0.1 million decrease in interest expense, net, for the first nine months and third quarter of 2008, respectively, as compared to the same periods in 2007, was primarily due to a decrease in the average debt levels as a result of strong operating cash flows, which more than offset the $31 million the Company has invested in acquisitions during the last 12 months. In addition, for the first nine months of 2008, the Company earned $0.5 million in interest income.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the nine months ended September 30, (in thousands):

	2008	2007
Net cash flows (used for) provided by operating activities	$(3,508)	$61,138
Net cash flows used for investing activities	$(25,111)	$(15,595)
Net cash flows used for financing activities	$(18,409)	$(8,684)

Cash Flows from Operations

Net cash flows from operating activities in the first nine months of 2008 were $64.6 million less than in the same period in 2007, primarily as a result of lower net income and increased inventories in 2008 due to the Company’s strategic purchase of raw materials in advance of price increases and higher priced raw materials in inventory, as well as the timing of payments for inventory purchases. This was partially offset by a smaller seasonal increase in accounts receivable due to the decline in sales. The Company expects to lower inventory by year end through consumption of higher priced inventory on hand, and reduced inventory purchases. In 2007, the seasonal increase in inventory was mitigated by management’s efforts to reduce inventory levels.

Depreciation and amortization, which was $17.6 million for the full year in 2007, is expected to be approximately $17 million for the full year in 2008.

Cash Flows from Investing Activities

Cash flows used for investing activities of $25.1 million in the first nine months of 2008 included $31.6 million for an acquisition of a business and other investments, which was financed from available cash.

On July 1, 2008, Lippert acquired certain assets and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”). Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.4 million, which was financed from available cash. The purchase price will be adjusted for changes in working capital as of the closing date.

On July 1, 2008, Lippert acquired the patent for "JT's Strong Arm Jack Stabilizer," and other intellectual properties and assets. The purchase price was $3.0 million, which was financed from available cash.

In addition, cash flows from investing activities included proceeds of $9.8 million received from the sale of fixed assets in connection with the Company’s consolidation of production operations, partially offset by $3.3 million for capital expenditures. Capital expenditures were financed with available cash. Capital expenditures for 2008 are anticipated to be less than $5 million and are expected to be funded by cash flows from operations.

At September 30, 2008, the Company had five vacant facilities and vacant land listed for sale, with an aggregate book value of $3.7 million. Three of the facilities with a book value of $1.1 million are under contract to be sold in the fourth quarter at book value.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash flows used for investing activities of $15.6 million in the first nine months of 2007 include $17.3 million for the acquisition of businesses and $7.5 million for capital expenditures, partially offset by proceeds of $9.2 million received from the sale of fixed assets. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit and cash flows from operations.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first nine months of 2008 of $18.4 million were primarily due to debt payments of $10.2 million and the purchase of treasury stock of $8.3 million.

Cash flows used for financing activities for the first nine months of 2007 of $8.7 million included a net decrease in debt of $13.0 million, partially offset by cash flows provided by the exercise of employee stock options of $4.4 million, which includes the related tax benefits. The decrease in debt was primarily due to net debt payments of $13.3 million.

At September 30, 2008, the Company had $7.5 million of cash invested in U.S. Treasury short-term money market instruments with a current yield of approximately 1 percent. At September 30, 2007, the Company had $40.8 million invested in tax free municipal money market funds.

Borrowings under the Company’s $70.0 million line of credit at September 30, 2008 were $5.0 million. The Company’s excess cash was not used to pay down these borrowings under the line of credit, as these borrowings are associated with an interest rate swap which results in a favorable fixed interest rate of 4.4 percent. The Company also had $6.8 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $58.2 million at September 30, 2008. Such availability, along with available cash and anticipated cash flows from operations, is expected to be adequate to finance the Company’s anticipated working capital and anticipated capital expenditure requirements. The maximum borrowings under the line of credit can be increased by an additional $20.0 million, upon approval of the Lenders. The Credit Agreement expires June 30, 2009, and as such, the $5.0 million of borrowings under the line of credit are classified as current debt in the balance sheet. The Company expects to enter into a new $50.0 million long-term borrowing arrangement with JPMorganChase and Wells Fargo by the end of November 2008.

The Company has a $60 million “shelf-loan” facility with Prudential Investment Management, Inc. (“Prudential”) under which the Company had borrowed $35.0 million, of which $7.0 million was outstanding at September 30, 2008. Pursuant to the terms of the shelf-loan facility, the Company can issue, and Prudential’s affiliates may consider purchasing in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to an additional $25.0 million, to mature no more than seven years after the date of original issue of each transaction. Prudential and its affiliates have no obligation to purchase the additional Senior Promissory Notes. The shelf-loan facility expires on June 13, 2009. Simultaneous with the completion of the new long-term borrowing arrangement with JPMorganChase and Wells Fargo, the Company expects to complete an increase in its uncommitted “shelf-loan” facility with Prudential from $25.0 million to $125.0 million.

At September 30, 2008, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock. The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. During the third quarter of 2008, the Company repurchased 250,000 shares at an average cost of $15.38 per share, or $3.9 million in total. During the nine months ended September 30, 2008, the Company repurchased a total of 447,400 shares at an aggregate cost of $8.3 million, or an average price $18.58 per share. The repurchases were funded from the Company’s available cash.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The cost of certain raw materials has increased 25 to 100 percent or more in 2008; only declining somewhat from these historical highs in recent weeks. The Company did not experience any significant increase in its labor costs in the third quarter of 2008 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of the applicable portions of this standard did not have a material impact on the Company, and the balance of the standard is not expected to have a material impact on the Company.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, and contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the disposition into the market by FEMA, by sale or otherwise, of RVs or manufactured homes purchased by FEMA in connection with natural disasters, changes in zoning regulations for manufactured homes, a sales decline in either the RV or manufactured housing industries, the financial condition of our customers, retention of significant customers, interest rates, oil and gasoline prices, the outcome of pending litigation, and adverse weather conditions impacting retail sales. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it will receive periodic payments at the 3 month LIBOR rate (2.804 percent at September 30, 2008 based upon the August 15, 2008 reset date), and make periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreases by $1.0 million on each quarterly reset date. At September 30, 2008, the notional amount was $5.0 million. The fair value of the swap was zero at inception and ($7,000) at September 30, 2008. The Company has designated this swap as a cash flow hedge of certain borrowings under the line of credit and recognized the effective portion of the change in fair value as part of other comprehensive (loss) income, with the ineffective portion, which was insignificant, recognized in earnings currently.

At September 30, 2008, the Company had $11.1 million of fixed rate debt plus $5.0 million outstanding under the line of credit associated with the interest rate swap. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2008, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be $0.2 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At September 30, 2008, the Company had $1.0 million of variable rate debt, excluding the $5.0 million outstanding under the line of credit associated with the interest rate swap. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2008, and outstanding borrowings of $1.0 million, future cash flows would be reduced by less than $0.1 million per annum.

At September 30, 2008, the Company had $7.5 million of temporary investments in U.S. Treasury short-term money market instruments with a current yield of approximately 1 percent. Assuming there is a decrease of 100 basis points in the interest rate for these variable rate investments subsequent to September 30, 2008, and total investments of $7.5 million, future cash flows would be reduced by less than $0.1 million per annum.

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

As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s President, and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer, President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

b)	Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Plaintiff seeks to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiff’s attorneys fees.

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

On June 25, 2008, plaintiffs filed a renewed motion for class certification. On October 20, 2008, the Court again denied certification of a class, without prejudice, which allows plaintiffs to file a new motion for certification if plaintiffs are able to satisfy the Court’s concerns over the viability of plaintiffs’ case. Defendants’ initial motion seeking summary judgment against plaintiffs’ case, which was withdrawn pending further discovery, will be supplemented and refiled in November 2008.

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

Although discovery by plaintiffs and by defendants is continuing, at this point, based on the foregoing investigation and testing, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims

Moreover, Kinro believes that, because test results received by Kinro confirm that it is in compliance with HUD safety standards, no remedial action is required or appropriate.

In October 2007, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Kinro made an offer of settlement consistent with its belief regarding the merits of plaintiffs’ allegations. Although no settlement was reached, the parties have since had intermittent discussions. The outcome of such settlement efforts cannot be predicted.

If plaintiffs file a third motion for certification and it is granted, and if settlement is not reached and plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company believes that it has properly reported its income and paid taxes in Indiana in accordance with applicable laws, and filed an appeal in December 2006 with the Indiana Tax Court. The matter has been scheduled for trial in December 2008. The Company and the Indiana Department of Revenue are currently in settlement negotiations.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 2008, would not be material to the Company’s financial position or annual results of operations.

Item 1A - RISK FACTORS

Economic and business conditions beyond our control have had a significant adverse impact on our earnings, and these conditions may continue.

Our net sales in the third quarter of 2008 fell 28 percent compared to the third quarter of 2007, and net income for the third quarter of 2008 declined 77 percent compared to the third quarter of 2007. Our net sales in the third quarter of 2008 fell 17 percent compared to the second quarter of 2008, and net income for the third quarter of 2008 declined 72 percent compared to the second quarter of 2008.

We attribute these declines to a combination of factors, including the deterioration in the real estate market, tighter credit terms, volatile oil and gas prices, and low consumer confidence. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

These factors have caused a decline in the demand for RVs and manufactured homes, which has reduced the demand for our products, and therefore significantly reduced our sales during the quarter. In addition, higher than anticipated costs of raw materials have impacted our operating results.

Our results of operations may not improve if these conditions persist unabated, and may continue to decline.

A change in senior management has been implemented at our subsidiary Kinro, Inc. which could affect our operating results.

David L. Webster will retire as Chairman, President and Chief Executive Officer of Kinro, Inc., Drew’s subsidiary, by December 31, 2008. Jason D. Lippert has assumed responsibility for the operations of Kinro, and will continue as Chairman, President and CEO of Drew’s subsidiary, Lippert Components. Although we anticipate that the transition will result in savings due to synergies, and could provide additional opportunities for sale of each company’s products, there can be no assurance at this time that these benefits will be realized or that the transition will be successful.

There have been no other material changes to the matters discussed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008.

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - 31, 2008	250,000	$15.38	250,000	552,600

On November 29, 2007, the Company announced a stock repurchase of up to 1,000,000 shares, of which 447,400 shares have been repurchased at an average price of $18.58 per share, or $8.3 million in total.

The aggregate cost of the repurchases during the third quarter in the amount of $3.9 million was funded from the Company’s available cash. Additionally, during the quarter ended June 30, 2008, the Company repurchased 197,400 shares at an average cost of $22.62 per share. The aggregate cost of repurchases during the second quarter in the amount of $4.5 million was funded from the Company’s available cash.

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

DREW INDUSTRIES INCORPORATED Registrant

By:	/s/ Joseph S. Giordano III
Joseph S. Giordano III Chief Financial Officer and Treasurer

November 10, 2008