Form 10-K/A
period 2007-12-31
DREW INDUSTRIES INC
filed 2008-12-12
CIK 763744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Large Accelerated Filer ☐   Accelerated Filer ☒  Non-accelerated filer ☐

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant as of the most recently completed second fiscal quarter (June 30, 2008) was $221,339,282.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (November 30, 2008) was 21,511,729 shares of Common Stock.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No.1”) constitutes an amendment to  Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.

Amendment No. 1 is being filed solely for the purpose of correcting an inadvertent omission of the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.  For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of our Form 10-K for the year ended December 31, 2007 has been amended by adding the paragraph contained herein under PART II, Item 9A.  Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of our Form 10-K.

TABLE OF CONTENTS

Item No.		Page No.
Part II
Item 9A.	Controls and Procedures	2

Part IV
Item 15.	Exhibits, Financial Statement Schedules	3

	Signatures	4

PART II

Item 9A.  CONTROLS AND PROCEDURES

The following is added as the second paragraph in Item 9A:

“As of the end of the period covered by this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a) Certificate of Chief Financial Officer

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2008	DREW INDUSTRIES INCORPORATED

	By:	/s/Fredric M. Zinn
Fredric M. Zinn, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Date	Signature		Title

December 11, 2008	By:	/s/Leigh J. Abrams	Director and
		(Leigh J. Abrams)	Chief Executive Officer

December 11, 2008	By:	/s/Fredric M. Zinn	Director and President
(Fredric M. Zinn)

December 11, 2008	By:	/s/Joseph S. Giordano III	Chief Financial Officer and Treasurer
(Joseph S. Giordano III)