Form 10-K
period 2008-12-31
DREW INDUSTRIES INC
filed 2009-03-12
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECUTITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number: 001-13646

Drew Industries Incorporated
(Exact name of registrant as specified in its charter)
Delaware	13-3250533
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 Mamaroneck Avenue, White Plains, NY	10601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (914) 428-9098

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.  Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $221,339,282. Registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 27, 2009) was 21,575,533 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement with respect to the 2009 Annual Meeting of Stockholders to be held on May 20, 2009 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses, and income, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-K, and in our subsequent Form 10-Qs filed with the Securities and Exchange Commission (“SEC”).

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale  purchase of manufactured homes and recreational vehicles, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA in connection with natural disasters, changes in zoning regulations for manufactured homes, continuing sales decline in either the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

PART I

Item 1.  BUSINESS.

Summary

Drew Industries Incorporated (“Drew” or the “Company” or the “Registrant”) has two reportable operating segments: the recreational vehicle (“RV”) products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 72 percent of consolidated net sales for 2008, and the MH Segment accounted for 28 percent of consolidated net sales for 2008. More than 90 percent of the RV Segment sales were of products for travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers.  Drew’s operations are conducted through its wholly-owned subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”), each of which has operations in both the RV Segment and the MH Segment.

Kinro manufactures and markets components primarily for RVs and manufactured homes including vinyl and aluminum windows, doors and screens, and thermoformed products. Lippert manufactures and markets components primarily for RVs and manufactured homes, including steel chassis, chassis components, RV slide-out mechanisms and solutions, manual, electric and hydraulic stabilizer and lifting systems, entry and baggage doors, axles and suspension solutions, toy hauler ramp doors, furniture and mattresses, entry steps, and other towable accessories. Lippert also manufactures specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Certain products manufactured by Kinro and Lippert are also used in modular homes and office units.

Over the last ten years, the Company acquired a number of manufacturers of products for RVs, manufactured homes, and specialty trailers, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions.  At December 31, 2008, the Company operated 29 manufacturing facilities in 12 states, and achieved consolidated sales of $511 million for the year.

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

Recent Developments

Management and Board Succession

In accordance with the Company’s executive succession plan, Edward W. Rose, III, Chairman of the Board of Directors since 1984, was appointed Lead Director; Leigh J. Abrams, President, Chief Executive Officer and a Director since 1984, was appointed Chairman of the Board of Directors; and Fredric M. Zinn, Executive Vice President from 2001, Chief Financial Officer from 1984, and President and a Director since May 2008, was, in addition to President, appointed Chief Executive Officer of the Company. Each of these appointments became effective January 1, 2009.

In connection with the retirement, effective December 31, 2008, of David L. Webster as a Director of the Company and as Chairman, President and Chief Executive Officer of Kinro, after approximately 30 years with Kinro, and in accordance with the Company’s executive succession plan, the Board of Directors appointed Jason D. Lippert to assume responsibility for the operations of Kinro while continuing his duties as Chairman, President and Chief Executive Officer of Lippert. Mr. Lippert was appointed Chairman, President and Chief Executive Officer of Kinro effective January 1, 2009.

In May 2008, Joseph S. Giordano III, formerly Corporate Controller and Treasurer of the Company, was promoted to Chief Financial Officer and Treasurer, and Christopher L. Smith, formerly Assistant Controller, was promoted to Corporate Controller.

Decline in Sales and Profits

In 2008, industry-wide wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary RV markets, declined 29 percent according to the Recreational Vehicle Industry Association (“RVIA”), and Statistical Surveys, Inc. reported that retail sales of travel trailers and fifth wheel RVs declined 23 percent. Retail statistics do not include sales of RVs in Canada, however, industry-wide wholesale shipment statistics include shipments to Canada. The RVIA reported that nearly one in five towable RVs in 2007 was shipped to Canada. Recent RV dealer surveys indicate that inventories at most dealers, while lower than last year, are still higher than would be preferred in this economic environment and in light of reduced demand.

Industry-wide wholesale production of manufactured homes has declined 78 percent since 1998, including a 14 percent decline in 2008, to 81,900 homes. The Institute for Building Technology and Safety reported that for 2008, industry-wide wholesale production of multi-section manufactured homes decreased 21 percent over the prior year, and smaller single-section homes, in which the Company has less average content per home, declined 1 percent.

In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the effect on our operations of the substantial decline in sales in both the RV Segment and the MH Segment during 2008 and 2007.

Briefly, during 2008, as a result of the severe economic downturn and the resulting decline in shipments by the recreational vehicle and manufactured housing industries, the two industries to which we sell our products, we suffered a 24 percent decline in our sales from $669 million in 2007 to $511 million in 2008. Our net income declined 71 percent from $39.8 million in 2007 to $11.7 million in 2008. The drop in industry shipments was most severe during the 2008 fourth quarter and, as a result, we experienced a net loss of $9.2 million, for the 2008 fourth quarter, which included $4.9 million related to goodwill impairment and executive retirement charges, compared to net income of $6.5 million for the 2007 fourth quarter. However, the decline in our net income for the year and fourth quarter would have been substantially greater had it not been for an aggressive program of cost-cutting measures and efficiency improvements implemented beginning in the latter part of 2006, as well as the introduction of a variety of new products.

On February 27, 2009, the RVIA published its latest forecast of industry production for 2009, which projects a 43 percent decline in the production of travel trailers and fifth wheel RVs as compared to 2008. In response, the Company expects to further reduce fixed costs, workforce, and production capacity to be more in line with anticipated demand. The Company expects that these steps, in conjunction with reductions in working capital, will enable the Company to generate cash flow in 2009.

Financing

On November 25, 2008, the Company and its subsidiaries entered into a new $50 million revolving line of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), which expires in December 2011. This new credit facility replaced the Company’s previous $70 million credit facility which was scheduled to expire in June 2009. Interest rates under the new credit facility are generally higher than under the prior credit facility.

Simultaneously, the Company entered into a $125 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates (“Prudential”), replacing the Company’s previous $60 million shelf-loan facility with Prudential. The new shelf-loan facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125 million, to mature no more than twelve years after the date of original issue of each Note. Prudential has no obligation to purchase the Notes. Interest payable on the Notes will be at rates determined within five business days after the Company issues a request to Prudential. The shelf-loan facility expires in November 2011.

Acquisitions

On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”), a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was financed from available cash. Subsequent to the acquisition, Lippert closed two of Seating Technology's five leased facilities in Indiana, and consolidated those operations into existing facilities.

Stock Repurchase

On November 29, 2007, the Company announced a stock repurchase of up to one million shares of its Common Stock. The Company is authorized to purchase shares from time to time on the open market, or in privately negotiated transactions or block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. During 2008, the Company repurchased 447,400 shares of its Common Stock at an average price of $18.58 per share or an aggregate of $8.3 million. At present, due to the current economic conditions, the Company believes it is to prudent conserve cash, and does not intend to repurchase shares in the short-term. However, changing conditions may cause the Company to reconsider this position.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components used in the production of RVs, primarily travel trailers and “fifth-wheel” RVs, including:

●Towable RV steel chassis	●Aluminum windows and screens
●Towable RV axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

In 2008, the RV Segment represented 72 percent of the Company's consolidated net sales, and 72 percent of consolidated segment operating profit. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes, and sales of specialty trailers, as well as axles for specialty trailers.

Raw materials used by the Company's RV Segment, consisting primarily of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, fabric and polyfoam are available from a number of sources.

Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass. The Company's RV Segment operations are conducted at 19 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 7 also conduct operations in the Company's MH Segment. See Item 2. “Properties.”

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (ticker symbol: THO), Forest River (a subsidiary of Berkshire Hathaway (ticker symbol: BRKA)), and Heartland Recreational Vehicles.

The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) its market share for most of its towable recreational vehicle window and door products exceeds 75 percent; (ii) the two leading suppliers of RV chassis and chassis parts are the Company and Dexter, a division of Tomkins plc, and the Company's market share for RV chassis, chassis parts and slide-out mechanisms for travel trailers and fifth wheel RVs is approximately 70 percent; (iii) the leading suppliers of axles for towable RVs are the Company, Al-Ko Kober and Dexter, and the Company’s market share for axles for towable RVs is approximately 50 percent, and (iv) its market share for upholstered furniture for RVs is approximately 20 percent, and the Company competes with several other manufacturers. See Item 1. “Business – Intellectual Property” for a description of the patent license agreement applicable to the Company’s slide-out mechanisms.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MH Segment

The Company’s subsidiaries in the MH Segment manufacture and market a number of components for manufactured homes and, to a lesser extent, modular housing and office units, including vinyl and aluminum windows and screens, steel chassis, steel chassis parts, axles and thermoformed bath and kitchen products. In 2008, the MH Segment represented 28 percent of the Company's consolidated sales, and 28 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. The MH Segment also supplies related products to other industries, representing approximately 5 percent of sales of this segment.

Raw materials used by the Company's MH Segment, consisting of fabricated steel (coil, sheet, and I-beam), extruded aluminum and vinyl, glass, and ABS resin, are available from a number of sources.

Operations of the Company's MH Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company's MH Segment operations are conducted at 17 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 7 also conduct operations in the Company's RV Segment. See Item 2. “Properties.”

The Company's manufactured housing products are sold primarily to major builders of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway (ticker symbol: BRKA)), Champion Enterprises (ticker symbol: CHB), and Skyline Corporation (ticker symbol: SKY).

The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) the two leading suppliers of windows for manufactured homes are the Company and Philips Industries, a subsidiary of Tomkins plc, and the Company's market share for windows and screens exceeds 75 percent; (ii) the Company's manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, most of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 35 percent; and (iii) the Company’s thermoformed bath and kitchen unit operation competes with three other manufacturers of bath and kitchen units and the Company’s market share for bath and kitchen products in the product lines the Company supplies exceeds 50 percent.

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

In 2008, the Company’s facilities operated at an average of approximately 35 percent of their practical capacity, and typically ran one shift of production per day. Therefore, the Company has the ability to more than double production should demand increase in the RV or manufactured housing industries. Due to seasonal demand, capacity utilization varies during the year. At December 31, 2008, the Company had 29 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2008 were $4.2 million. The ability to expand capacity in certain product areas, if necessary, as well as the potential reallocation of existing resources, is monitored regularly by management.

The Company’s operations are somewhat seasonal, as sales are slower in the first and fourth quarters, consistent with the industries which the Company supplies.

Intellectual Property

The Company manufactures and sells certain of its slide-out mechanisms pursuant to a non-exclusive license granted by the exclusive licensee and owner of three patents until October 24, 2017, the date of the last to expire of the patents. Pursuant to the license, remaining royalties are payable by the Company on an annual basis until expiration of the patents at the rate of one percent of sales of certain slide-out mechanisms produced by the Company. For 2008, the Company paid royalties of $0.2 million on sales of applicable slide-out systems. Pursuant to the license, royalty payments subsequent to December 31, 2008 through the expiration of the patents can not exceed an aggregate of $4.4 million.

The Company holds several United States patents that relate to various products sold by the Company, and has granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments. While the Company believes that its patents are valuable, and vigorously protects its patents when appropriate, none of the individual patents is essential to the Company or its business segments.

From time to time the Company has received notices that it may be infringing certain patent rights of others, and the Company has given notices to others that they may be infringing certain patent rights of the Company. Although the Company has asserted patent infringement claims against others, no material litigation is currently pending as a result of these claims.

Regulatory Matters

Windows produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Housing and Urban Development Authority (“HUD”) and by the American Architectural Manufacturers Association relating to air and water infiltration, structural integrity, thermal performance, emergency exit conformance and, hurricane resistance.  Certain of the Company’s products must also comply with the International Code Council standards, such as the IRC (International Residential Code), the IBC (International Building Code), and the IECC (International Energy Conservation Code) as well as state and local building codes. Thermoformed bath products manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD.

Windows and doors produced by the Company for the RV industry are regulated by The United States Department of Transportation Federal Highway Administration (“DOT”) and National Highway Traffic Safety Administration division of the DOT governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

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

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles and equipment must comply with regulations promulgated by the National Highway Traffic Safety Administration (“NHTSA”)  and Federal Motor Vehicle Safety Standards relating to lighting, breaking, wheels, tires and other vehicle systems.

Rules promulgated under the Transportation Recall Enhancement, Accountability and Documentation Act (the “Tread Act”) require manufacturers of motor vehicles and certain motor vehicle related equipment to regularly make reports and submit documents and certain historical data to NHTSA to enhance motor vehicle safety, and to respond to requests for information relating to specific complaints or incidents.

Upholstered products and mattresses produced by the Company for motorized RVs must comply with Federal Motor Vehicle Safety Standards promulgated by NHTSA and regulations promulgated by the Consumer Products Safety Commission regarding flammability. Plywood, particleboard and fiberboard used in these products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the RVIA.

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

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2008 was 2,223, compared to 3,499 at December 31, 2007. Of the total, 1,827 were in manufacturing and product research and development, 86 in transportation, 34 in sales, 83 in customer support and servicing, and 193 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 1A.  RISK FACTORS.

Industry Risk Factors

Economic and business conditions beyond our control have had a significant adverse impact on our earnings, and these conditions may continue.

Our net sales in 2008 fell 24 percent compared to 2007, and net income for 2008 declined 71 percent compared to 2007, primarily as a result of the 29 percent decline in industry-wide wholesale shipments of travel trailers and fifth wheel RVs in 2008, as well as a 14 percent decline in industry-wide wholesale production of manufactured homes. This decline in sales accelerated during the latter part of 2008, and is continuing in 2009. On February 27, 2009, the RVIA published its latest forecast of industry production for 2009, which projects a 43 percent decline in the production of travel trailers and fifth wheel RVs as compared to 2008.

We attribute these declines to a combination of factors, including the weak economy and resulting recession, tight credit, low consumer confidence, and the deterioration in the real estate and mortgage markets,. As a result, it appears that consumers are reluctant to make purchases of discretionary “big-ticket” items such as RVs and manufactured homes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

These factors have caused a severe decline in the demand and production of RVs and manufactured homes, which has reduced the demand for our products, and therefore significantly reduced our sales during 2008.

Our annual results of operations will likely decline if these conditions persist unabated.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and manufactured homes, which causes reduced production of RVs and manufactured homes and reduced demand for our products.

Retailer dealers of RVs and manufactured homes generally finance their purchases of inventory with financing provided by lending institutions, often called floor-plan financing. Reduction in the availability of wholesale financing has prevented many retailers from carrying adequate inventories of RVs and manufactured homes, which has caused reduced production of RVs and manufactured homes, resulting in reduced demand for our products.

Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at deep discounts.  Such sales would cause a decline in orders for new inventory, which would reduce demand for our products.

The recession and conditions in the credit market have limited, and could continue to limit, the ability of consumers to obtain financing for RVs and manufactured homes, resulting in reduced demand for our products.

There have been significant changes in the lending practices of financial institutions, and many lenders have severely restricted loan availability. Limitations on the availability of financing for RVs and manufactured homes limit the ability of consumers to purchase RVs and manufactured homes, resulting in reduced production of RVs and manufactured homes, and reduced demand for our products.

Limited availability of financing for manufactured homes on leased land and higher costs of this financing limits the ability of consumers to purchase manufactured homes, which would result in reduced demand for our products.

Frequently, manufactured homes are purchased, and the land on which they are placed is leased. Loans used to finance the purchase of manufactured homes without land, also known as chattel loans, usually have shorter terms and higher interest rates, and are more difficult to obtain than mortgages for manufactured or site-built homes that are on owned land. Historically, lenders required higher credit scores and other criteria for these loans. Current lending criteria are even higher, and many potential buyers of manufactured homes may not qualify. The availability, cost, and terms of these chattel loans are also dependent on economic conditions, lending practices of financial institutions, governmental policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced production of manufactured homes and reduced demand for our products.

Excess inventories by retailers and manufacturers has caused a decline in the demand for our products.

As a result of the severe decline in sales of RVs and manufactured homes, retailers and manufacturers of RVs and manufactured homes may have excess unsold inventory. Existence of excess inventory causes a reduction in orders for new RVs and manufactured homes. Accordingly, in 2008 manufacturers of RVs and manufactured homes reduced production, which caused a decline in demand for our products. If these conditions persist, our sales may continue to decline.

High levels of repossessions of manufactured homes and RVs could cause manufacturers to reduce production of new manufactured homes and RVs, resulting in reduced demand for our products.

Repossessed homes are resold by lenders, often at substantially reduced prices, which reduces the demand for new manufactured homes. Currently prevailing economic conditions could result in loan defaults and cause high levels of repossessions, which would cause manufacturers to reduce production of new manufactured homes, resulting in reduced demand for our products.

In addition, currently prevailing economic conditions could result in defaults of loans used to purchase RVs, resulting in repossessions. Repossessed RVs are resold by lenders, often at substantially reduced prices.  High levels of repossessed RVs would cause manufacturers to reduce production of new RVs resulting in reduced demand for our products.

Gasoline shortages, or high prices for gasoline, could lead to reduced demand for our products.

Fifth-wheel RVs and travel trailers, components for which represent 90 percent of our RV Segment sales, are usually towed by SUVs or light trucks. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of SUVs and light trucks which would result in reduced demand for fifth-wheel RVs and travel trailers, and therefore reduced demand for our products.

The manufactured housing industry has been experiencing a significant decline in shipments.

Our MH Segment, which accounted for 28 percent of consolidated net sales for 2008, operates in an industry which has been experiencing a decline in production of new homes since 1998. Initially, the downturn was caused, in part, by limited availability of financing, but has been exacerbated by current economic conditions.

Moreover, because of the weak market for conventional housing, retirees may not be able to sell their primary residences, or may be unwilling to sell at currently depressed prices, and purchase less expensive manufactured homes. In addition, the availability of foreclosed site-built homes at reduced prices could impact the demand for manufactured homes.

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

Manufactured housing communities and individual home placements are subject to local zoning regulations. In the past, there has been resistance by local property owners and zoning officials to zoning ordinances allowing the location of manufactured homes in certain areas comprised of conventional residences. Continued resistance to these zoning ordinances could have an adverse impact on sales and production of manufactured homes, which would reduce demand for our products.

Company-specific Risk Factors

Changes in executive management have been implemented which could affect our operating results.

In November 2008, in accordance with our management succession plan, Fredric M. Zinn, Executive Vice President from 2001 to 2008, Chief Financial Officer from 1984 to 2008, and President and a Director since May 2008, was, in addition to President, appointed Chief Executive Officer. This appointment became effective January 1, 2009.

David L. Webster retired as Chairman, President and Chief Executive Officer of Kinro, effective January 1, 2009 after more than 30 years with Kinro. Jason D. Lippert has assumed responsibility for the operations of Kinro, and will also continue as Chairman, President and CEO of Lippert.

In May 2008, Joseph S. Giordano III, formerly Corporate Controller and Treasurer of the Company, was promoted to Chief Financial Officer and Treasurer, and Christopher L. Smith, formerly Assistant Controller, was promoted to Corporate Controller.

Although we anticipate that these management transitions will be successful, there can be no assurance at this time.

Volatile raw material costs could adversely impact our financial condition and operating results.

The prices we pay for steel, which represents about 55 percent of our raw material costs, and other key raw materials, have been volatile and have increased significantly since 2004. The impact of higher raw materials costs historically has been substantially offset by sales price increases to our customers. However, there can be no assurance that such price increases can be continued during the current economic downturn and the decline in the RV and manufactured housing industries.

Because competition and business conditions may limit the amount or timing of increases in raw material costs that can be passed through to customers in the form of price increases, future increases in raw material costs would adversely impact our financial condition and operating results. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher cost raw materials in our inventory, which would adversely affect our operating results

Inadequate supply of raw materials used to make our products could adversely impact our financial condition and operating results.

If raw materials or components that are used in manufacturing our products, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted, our manufacturing operations could be adversely affected.

Increases in labor rates or reduced availability of labor could adversely impact our financial condition and operating results.

Shortages of qualified eligible employees and other factors could result in increased labor costs. Because the current economic downturn and decline in the RV and manufactured housing industries, as well as competition, may limit the amount of labor increases that can be passed through to customers in the form of price increases, increased labor costs could adversely impact our financial condition and operating results.

We are involved in certain litigation, which, if decided adversely to us, could have a material adverse affect on our financial condition.

A case is pending against Kinro, purporting to be a class action, in which it is alleged that certain bathtubs manufactured by Kinro for use in manufactured homes fail to comply with certain safety standards relating to flame spread. Kinro denies the allegations, is vigorously defending against the claims, and based on extensive investigation, believes that the bathtubs are in compliance with applicable regulations. Further detail regarding the litigation is provided in this Report in Item 3. “Legal Proceedings.”

The loss of any customer accounting for more than 10 percent of our consolidated sales could have material adverse impact on our operating results.

One customer of the RV Segment accounted for 21 percent, and another customer of both the RV Segment and the MH Segment accounted for 22 percent, of the our consolidated net sales in 2008. The loss of either of these customers could have a material adverse impact on our operating results; however, because we sell a variety of products to these customers in several geographic regions, we believe it is unlikely that we would lose the entire business of either of these customers.

The financial condition of several of our significant customers could adversely impact our financial condition and operating results.

Financial difficulties experienced by certain of our significant customers as a result of the sharp decline in sales of RVs and manufactured homes could result in reduced demand for our products, as well as losses due to the inability to collect accounts receivable.

Competitive pressures could reduce demand for our products.

Domestic and foreign competitors may lower prices on products which currently compete with our products, or develop product improvements, which could reduce demand for our products.

Our operating results could continue to decline in a prolonged recession which would affect our liquidity.

If the economic conditions that prevailed during the later part of 2008 and the first quarter of 2009 continue or worsen, production of RVs and manufactured homes will likely decline even further, resulting in reduced demand for our products. A further decline in our operating results could affect our liquidity. However, we have low debt levels and we believe that our cash flow, as well as our credit line and “shelf-loan” facilities, provide adequate sources of liquidity, even though availability of borrowings under these facilities could be limited by our operating results.

Additional non-cash charges for impairment to goodwill and other intangible assets may be required.

The declines in the industries to which we sell our products have been severe, and demand for our products has declined. Continuation of the downturn in these industries could result in additional non-cash impairment charges for goodwill and other intangible assets.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2008, the Company's properties were as follows:

RV PRODUCTS SEGMENT
City	State	Square Feet		Owned	Leased
Fontana	California	108,800		✓
Rialto (1)	California	56,430		✓
Fitzgerald (1)	Georgia	15,800		✓
Burley	Idaho	17,000			✓
Goshen (1)	Indiana	340,000		✓
Goshen	Indiana	171,000		✓
Elkhart	Indiana	100,000		✓
Goshen	Indiana	93,000		✓
Goshen (1)	Indiana	69,900		✓
Topeka	Indiana	67,560			✓
Goshen	Indiana	65,000			✓
Goshen	Indiana	53,500		✓
Elkhart	Indiana	53,289			✓
Goshen	Indiana	41,500		✓
Pendleton	Oregon	56,800		✓
McMinnville (1)	Oregon	12,350		✓
Waxahachie (1)	Texas	40,000		✓
Longview (1)	Texas	29,450		✓
Kaysville	Utah	75,000			✓
		1,466,379	(2)

(1)	These plants also produce products for manufactured homes. The square footage indicated above represents that portion of the building that is utilized for manufacture of products for RVs.

(2)	At December 31, 2007, the Company’s RV Segment used an aggregate of 1,644,001 square feet for manufacturing and warehousing.

MH PRODUCTS SEGMENT
City	State	Square Feet		Owned	Leased
Double Springs	Alabama	109,000		✓
Rialto (1)	California	6,270		✓
Ocala	Florida	47,100		✓
Cairo	Georgia	105,000		✓
Fitzgerald (1)	Georgia	63,200		✓
Nampa	Idaho	83,500		✓
Goshen	Indiana	110,000		✓
Goshen (1)	Indiana	70,000		✓
Middlebury	Indiana	61,113		✓
Goshen (1)	Indiana	25,800		✓
Arkansas City	Kansas	7,800			✓
McMinnville (1)	Oregon	12,350		✓
Denver	Pennsylvania	40,200			✓
Dayton	Tennessee	100,000		✓
Waxahachie (1)	Texas	160,000		✓
Mansfield	Texas	61,500			✓
Longview (1)	Texas	29,450		✓
		1,092,283	(2)

(1)	These plants also produce products for RVs. The square footage indicated above represents that portion of the building that is utilized for manufacture of products for manufactured homes.

(2)	At December 31, 2007, the Company’s MH Segment used an aggregate of 1,197,770 square feet for manufacturing and warehousing.

ADMINISTRATIVE
City	State	Square Feet	Owned	Leased
White Plains	New York	4,059		✓
Goshen	Indiana	15,500	✓
Arlington	Texas	8,500		✓
Goshen	Indiana	22,000		✓
Phoenix	Arizona	1,000		✓
Lake Havasu	Arizona	2,000		✓
		53,059

At February 28, 2009, the Company owned the following properties held for sale, having an aggregate book value of approximately $5.9 million:

City	State	Square Feet
Boaz	Alabama	86,600
Elkhart *	Indiana	42,000
Howe	Indiana	60,000
Phoenix	Arizona	61,000
Middlebury	Indiana	12 acres of land
Arkansas City	Kansas	5 acres of land

* Under contract for sale

Item 3.  LEGAL PROCEEDINGS.

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

On June 25, 2008, plaintiffs filed a renewed motion for class certification. On October 20, 2008, the Court again denied certification of a class, without prejudice, which allowed plaintiffs to file a new motion for certification if plaintiffs are able to satisfy the Court’s concerns over the viability of plaintiffs’ case. Plaintiffs filed a third motion for class certification on December 23, 2008. Defendants’ initial motion seeking summary judgment against plaintiffs’ case, which was withdrawn pending further discovery, was supplemented and refiled on December 23, 2008. A hearing on these motions was held on March 2, 2009, but a decision by the Court has not yet been received.

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

Based on the foregoing investigation and testing, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims.

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

If plaintiffs’ motion for class certification is granted, and defendants’ motion for summary judgment is denied, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

 In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008. In November 2008, the Company and the Indiana Department of Revenue reached an agreement in principle to settle tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million, subject to final documentation. This amount has been fully reserved, and is expected to be paid in the first half of 2009.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2008, would not be material to the Company’s financial position or annual results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of January 1, 2009.

Name	Position

Fredric M. Zinn (Age 57)	Chief Executive Officer since January 1, 2009, President and Director since May 2008.

Leigh J. Abrams (Age 66)	Chairman of the Board of Directors since January 1, 2009.

Edward W. Rose, III (Age 67)	Lead Director of the Board of Directors since January 1, 2009.

James F. Gero (Age 63)	Director since May 1992.

Frederick B. Hegi, Jr. (Age 65)	Director since May 2002.

David A. Reed (Age 61)	Director since May 2003.

John B. Lowe, Jr. (Age 69)	Director since May 2005.

Jason D. Lippert (Age 36)	Director since May 2007, President and Chief Executive Officer of Lippert Components, Inc. since February 2003, and President and Chief Executive Officer of Kinro, Inc. since January 1, 2009.

Joseph S. Giordano III (Age 39)	Chief Financial Officer since May 2008, Treasurer since May 2003.

Scott T. Mereness (Age 37)	Executive Vice President and Chief Operating Officer of Lippert Components, Inc. since February 2003, Vice President of Kinro, Inc. since January 1, 2009.

FREDRIC M. ZINN, was Executive Vice President from February 2001 to December 2008 and Chief Financial Officer from March 1984 to May 2008. Mr. Zinn is a Certified Public Accountant.

LEIGH J. ABRAMS, was Chief Executive Officer from March 1984 to December 31, 2008 and President until May 2008. Since April 2001, Mr. Abrams has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned specialty finance company organized as a real estate investment trust.

EDWARD W. ROSE, III, was Chairman of the Board of Directors from March 1984 to December 31, 2008. For more than the past five years, Mr. Rose has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also served as a director of ACE Cash Express, Inc., a public company engaged in check cashing services, until October 5, 2006.

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

JOHN B. LOWE, JR. has been Chairman of TDIndustries, Inc., a national mechanical/electrical/plumbing construction and facility service company, since 1981. From January 1981 to January 2005, Mr. Lowe also served as Chief Executive Officer of TD Industries. Mr. Lowe is Chairman of the Board of Zale Corporation, a publicly-owned specialty retailer of fine jewelry. Mr. Lowe also serves as President of the Board of Trustees of the Dallas Independent School District, and on the Board of Directors of the Texas Business and Education Coalition.

JASON D. LIPPERT, from May 2000 until February 2003 was Executive Vice President and Chief Operating Officer of Lippert Components, Inc., and from 1998 until 2000, Mr. Lippert served as Regional Director of Operations of Lippert Components, Inc. Mr. Lippert has been Chairman of Lippert Components, Inc. since January 2007, and Chairman of Kinro, Inc. since January 1, 2009.

JOSEPH S. GIORDANO III, was Corporate Controller from May 2003 to May 2008. From July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

SCOTT T. MERENESS, from February 2001 to 2003 was Vice President of Operations of Lippert Components, Inc., and from 1999 to 2001, Mr. Mereness was Regional Vice President for Manufactured Housing for Lippert Components, Inc.

Other Officers

HARVEY F. MILMAN, has been Vice President-Chief Legal Officer of the Company since March 2005. Prior thereto, Mr. Milman was a partner of the firm of Phillips Nizer LLP, counsel to the Company. Mr. Milman has served as Secretary of the Company since May 2007, and as Assistant Secretary of the Company for more than five years prior thereto.

CHRISTOPHER L. SMITH, was Assistant Controller from August 2005 to May 2008, and has been Corporate Controller since May 2008. From 2000 to 2005, Mr. Smith served as Assistant Controller of Key Components, LLC, and from 1997 to 2000, Mr. Smith was Senior Associate at Ernst & Young LLP.  Mr. Smith is a certified public accountant.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 27, 2009, there were 637 holders of the Company’s Common Stock, not including beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2008 and 2007 is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,201,522	$22.01	346,921
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,201,522	$22.01	346,921

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended (the “2002 Equity Plan”), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted or deferred stock, and deferred stock units. The number of shares available for granting awards under the 2002 Equity Plan was 346,921 and 323,816 at December 31, 2008 and 2007, respectively. At the Annual Meeting of Stockholders held in May 2008, stockholders approved an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 500,000 shares. At the Annual Meeting of Stockholders to be held on May 20, 2009, there will be proposed for stockholder approval an amendment to the 2002 Equity Plan increasing the number of shares available for awards by 750,000 shares. The 2002 Equity Plan is the Company’s only equity compensation plan.

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

	Years Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006	2005	2004

Operating Data:
Net sales	$510,506	$668,625	$729,232	$669,147	$530,870
Operating profit	$19,898	$65,959	$55,295	$57,729	$43,996
Income before income taxes	$19,021	$63,344	$50,694	$54,063	$40,857
Provision for income taxes	$7,343	$23,577	$19,671	$20,461	$15,749
Net income	$11,678	$39,767	$31,023	$33,602	$25,108

Net income per common share:
Basic	$0.54	$1.82	$1.43	$1.60	$1.22
Diluted	$0.53	$1.80	$1.42	$1.56	$1.18

Financial Data:
Working capital	$84,378	$89,861	$61,979	$76,146	$57,204
Total assets	$311,358	$345,737	$311,276	$307,428	$238,053
Long-term obligations	$9,763	$23,128	$47,327	$64,768	$61,806
Stockholders’ equity	$258,878	$251,536	$204,888	$167,709	$122,044

Dividend Information

The Company has not paid any cash dividends on its outstanding shares of Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy is not subject to restrictions in its financing agreements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its wholly-owned operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH Segments. At December 31, 2008, the Company operated 29 plants in 12 states.

The RV Segment accounted for 72 percent of consolidated net sales for 2008 and 74 percent for 2007.  The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

●Towable RV steel chassis	●Aluminum windows and screens
●Towable RV axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as sales of specialty trailers and axles for specialty trailers. Travel trailers and fifth wheel RVs accounted for 78 percent and 74 percent of all RVs shipped by the industry in 2008 and 2007, respectively, up from 61 percent in 2001.

The MH Segment, which accounted for 28 percent of consolidated net sales for 2008, and 26 percent for 2007, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles

Other than sales of specialty trailers and related axles, which aggregated $14 million in 2008 and $21 million in 2007, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. Intersegment sales are insignificant.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use.  RVs may be motorized (motorhomes) or towable (travel trailers, fifth wheel travel trailers, folding camping trailers and truck campers). Towable RVs represented 88 percent of the 237,000 RVs produced in 2008, while motorhomes represented the remaining 12 percent of RVs produced. Motorhomes have a significantly higher average retail selling price than towable RVs, and as a result, sales of motorhomes represented approximately 50 percent of total RV retail sales dollars in 2007. The Company sells minimal content for folding camping trailers or truck campers.

During 2008, because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets, retail sales of RVs declined. As a result, RV manufacturers significantly reduced their output, which reduced sales by the Company in 2008. In particular, due to reduced demand, many RV manufacturers temporarily closed a number of production facilities in November 2008, and did not resume production until late January 2009. As a result of these conditions, industry-wide wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary RV markets, declined 29 percent to 185,100 units for all of 2008, including a 63 percent decline during the fourth quarter of 2008, according to the Recreational Vehicle Industry Association (“RVIA”).

While the Company tends to measure its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand, which has declined throughout 2008. A comparison of the year over year percentage change in industry-wide wholesale shipments and retail shipments, as reported by Statistical Surveys, Inc., of travel trailers and fifth wheel RVs for 2008 is as follows:

	Wholesale	Retail
Quarter ended March 31, 2008	(8)%	(16)%
Quarter ended June 30, 2008	(18)%	(19)%
Quarter ended September 30, 2008	(38)%	(27)%
Quarter ended December 31, 2008	(63)%	(36)%

Year ended December 31, 2008	(29)%	(23)%
Year ended December 31, 2007	(10)%	4%

During 2007 and 2008, retail sales of travel trailers and fifth wheel RVs did not decline as sharply as industry-wide wholesale shipments, indicating that dealer inventories declined. However, recent RV dealer surveys indicate that inventories, although below year-earlier levels, are still higher than dealers would prefer in this uncertain economic environment and in light of reduced demand.

Industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of Drew’s RV Segment net sales, were down 49 percent during 2008. Retail sales of motorhomes were down 42 percent for 2008.

For 2009, the Company anticipates the economy will remain weak. This is expected to cause consumers to be extremely cautious about purchasing discretionary big-ticket items, such as RVs. The RVIA has projected a 43 percent decline in industry-wide wholesale shipments of travel trailers and fifth wheel RVs for 2009 to 105,300 units. In addition, the demand for larger travel trailer and fifth wheel RVs, which typically contain more of the Company’s product than smaller units, is declining more rapidly. On a positive note, in February 2009, the Federal Reserve indicated that RV consumer and dealer floor-plan loans would be included in the Term Asset-Backed Securities Loan Facility (TALF) under the Troubled Assets Relief Program (TARP).

In the long-term, the Company expects RV sales to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the U.S. population. U.S. Census Bureau projections released in March 2004 project that there will be in excess of 20 million more people over the age of 50 by 2014.

In 1997, the RVIA began a generic advertising campaign promoting the RV lifestyle. The current phase is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, and using RVs as second homes, also appears to motivate consumer demand for RVs.

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

Industry-wide wholesale production of manufactured homes has declined approximately 78 percent since 1998, including a 14 percent decline in 2008, to 81,900 homes. This decade-long decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land). In addition, in the several years leading up to 2008, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, as subprime mortgages were readily available at unrealistic terms.

The Institute for Building Technology and Safety (“IBTS”) reported that for 2008, industry-wide wholesale production of manufactured homes decreased 14 percent over 2007. During 2008, the size of the average manufactured home also declined. Industry production of smaller single-section manufactured homes (1,100 average square footage) decreased 1 percent during 2008, while larger multi-section manufactured homes (1,800 average square footage) were hit harder, with production declining 21 percent in 2008. As a result, total “floors” produced declined 17 percent this year. For 2008, multi-section manufactured homes represented 63 percent of the total manufactured homes produced, down from 68 percent for 2007, and 80 percent in 2003. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The decline in multi-section homes over the past few years was apparently partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home.

The Company believes that long-term growth prospects for manufactured housing are positive because of (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees, who, in the past had represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages for site-built homes. In addition, legislation enacted in July 2008 increased Federal Housing Administration (“FHA”) insured lending limits for chattel mortgages for manufactured homes from less than $49,000 to nearly $70,000. The final regulations were put into place in March 2009, and this could increase demand for new manufactured homes. Further, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted. This law authorizes a tax credit of up to $8,000 for qualified first-time home buyers purchasing a principal residence during 2009. While these factors point to the potential for future growth, because of the current real estate and economic environment, low consumer confidence, and tight credit markets, the Company currently expects industry-wide wholesale production of manufactured homes to continue to decline in 2009.

RESULTS OF OPERATIONS

Net sales and operating profit were as follows for the years ended December 31, (in thousands):

	2008	2007	2006
Net sales:
RV Segment	$368,092	$491,830	$508,824
MH Segment	142,414	176,795	220,408
Total net sales	$510,506	$668,625	$729,232
Operating profit:
RV Segment	$28,725	$63,132	$43,623
MH Segment	11,016	15,061	20,131
Total segment operating profit	39,741	78,193	63,754
Amortization of intangibles	(5,055)	(4,178)	(2,546)
Corporate	(7,217)	(7,583)	(7,094)
Other items	(7,571)	(473)	1,181
Total operating profit	$19,898	$65,959	$55,295

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31,:

	2008	2007	2006
Net sales:
RV Segment	72%	74%	70%
MH Segment	28%	26%	30%
Total net sales	100%	100%	100%
Operating profit:
RV Segment	72%	81%	68%
MH Segment	28%	19%	32%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31,:

	2008	2007	2006
RV Segment	7.8%	12.8%	8.6%
MH Segment	7.7%	8.5%	9.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Highlights

▪
Net sales for 2008, excluding the impact of sales price increases and acquisitions, decreased $202 million (30 percent) from 2007, primarily as a result of the 29 percent decline in industry-wide wholesale shipments of travel trailers and fifth wheel RVs in 2008, as well as a 14 percent decline in industry-wide wholesale production of manufactured homes. In addition, 2008 sales were negatively affected by the 49 percent decline in industry-wide wholesale shipments of motorhomes, and the severe industry-wide decline in sales of small and medium-sized boats, particularly on the West Coast, for which the Company supplies specialty trailers.

▪
Net income for 2008 decreased 71 percent from 2007, primarily due to the decrease in net sales and higher raw material costs. In addition, the Company recorded a non-cash charge for impairment of goodwill, as well as an executive retirement charge, aggregating $4.9 million after taxes.

▪
For 2009, the Company anticipates a continuing weak economy, a tight credit market, low consumer confidence, volatile fuel prices, and continued weakness in the real estate and mortgage markets. All of these factors are expected to cause consumers to be extremely cautious, which would likely impact the purchases of discretionary big-ticket items, such as RVs. In response to slow retail sales during 2008, RV manufacturers significantly reduced their output, which negatively affected the Company in 2008, and will likely continue into 2009. In response to the current economic environment, the Company has been extremely proactive and taken the following steps:

•	Reduced its workforce and production capacity to be more in line with anticipated demand.
•	Closed facilities and reduced fixed overhead costs.
•	Implemented synergies between the operations of Kinro and Lippert by combining certain administrative functions and sales efforts.

These factors positively affected the Company’s operating profit in 2008 by approximately $5 million, compared to 2007. These fixed cost reductions will further benefit 2009 operating profit as compared to 2008 by over $4 million. Additional cost savings measures are expected to be implemented in 2009.

These steps also lowered the Company’s breakeven sales level.

Further, the Company’s strong balance sheet, with minimal debt, and available production capacity, puts it in an excellent competitive position to take advantage of opportunities to increase market share and expand product lines.

▪
On November 25, 2008, the Company entered into an agreement for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates. At December 31, 2008, the collective availability under these facilities was $117.2 million. Such availability, along with available cash and anticipated cash flows from operations, is expected to be adequate to finance the Company’s anticipated working capital and capital expenditure requirements during 2009.

▪
On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”), a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was financed from available cash. Subsequent to the acquisition, Lippert closed two of Seating Technology's five leased facilities in Indiana, and consolidated those operations into existing facilities.

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the costs of steel and aluminum have been volatile, and although the Company was able to raise sales prices, higher cost raw materials, net of sales price increases, reduced 2008 earnings by approximately $0.10 to $0.13 per diluted share. Raw material costs have recently declined from their peak levels, largely due to the global economic downturn. However, the Company still has higher priced raw materials in inventory, which will adversely impact operating results for the first few months of 2009, although the impact is estimated to be less than it was in 2008.

While the Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases, there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers. The Company also continues to explore improved product design, efficiency improvements, and alternative sources of raw materials and components, both domestic and imported.

RV Segment

Net sales of the RV Segment in 2008 decreased 25 percent, or $124 million, as compared to 2007 due to:

•
An organic sales decline of approximately $141 million, or 30 percent, of RV-related products. This 30 percent decline was due largely to the 29 percent decrease in industry-wide wholesale shipments of travel trailers and fifth wheel RVs, the Company’s primary RV market. In addition, industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of the Company’s RV Segment net sales, were down 49 percent during 2008.

•
An organic sales decline of approximately $14 million in specialty trailers, due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from 2008 and 2007 acquisitions aggregating approximately $19 million.

•	Sales price increases of approximately $12 million, primarily due to raw material cost increases.

In 2008, the severe industry-wide decline in sales of small and medium-sized boats, particularly on the West Coast, for which the Company supplies specialty trailers, caused the Company to record an impairment of the entire $5.5 million of goodwill of this reporting unit, which is included in the RV Segment. The goodwill impairment charge is reported in Other non-segment items.

The trend in the Company’s average product content per RV is an indicator of the Company’s overall market share. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, for the years ended December 31, divided by the industry-wide wholesale shipments of the different types of RVs for the years ended December 31, was as follows:

	2008	2007	Percent Change

Content per Travel Trailer and Fifth Wheel RV	$1,928	$1,700	13%
Content per Motorhome	$574	$429	34%
Content per all RVs	$1,574	$1,326	19%

The above product content per RV for the year ended December 31, 2008 includes historical sales results for acquisitions, under the assumption the acquisitions had been completed at the beginning of that yearly period. Sales of certain RV components have been reclassified between travel trailer and fifth wheel RVs, and motorhomes in prior periods.

According to the RVIA, industry production for the years ended December 31, was as follows:

	2008	2007	Percent Change
Travel Trailer and Fifth Wheel RVs	185,100	261,700	(29)%
Motorhomes	28,300	55,400	(49)%
All RVs	237,000	353,400	(33)%

Operating profit of the RV Segment in 2008 decreased 55 percent to $28.7 million largely due to the decline in sales, which was also a factor in the decrease of 5.0 percentage points in the operating profit margin to 7.8 percent of net sales in 2008 from 12.8 percent of net sales in 2007. The decline in RV Segment operating profit was 25 percent of the decline in net sales, excluding sales price increases, which is higher than we would typically expect, largely due to the impact of increased raw material costs.

The operating profit margin of the RV Segment in 2008 was adversely impacted by:

•	Higher raw material costs.

•	Labor inefficiencies due to the sharp drop in sales during the latter part of 2008.

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher health insurance costs.

•
Higher than expected integration costs of the Seating Technology acquisition, and costs incurred for prototype expenses for potential new customer accounts. New customer accounts were gained as a result.

•
An increase in selling, general and administrative expenses to 12.4 percent of net sales in 2008 from 11.3 percent of net sales in 2007, largely due to an increase in bad debt expense, and higher fuel and delivery costs, as well as the spreading of fixed administrative costs over a smaller sales base. This was partially offset by lower incentive compensation expense as a percent of net sales due to reduced operating profit margins.

Partially offset by:

•	Implementation of cost-cutting measures.

•	Lower overtime and warranty costs.

As a result of the significant declines in RV sales during 2008, the Company’s RV Segment, while profitable for the year, was unprofitable in the fourth quarter of 2008. The Company did not have an impairment of the goodwill, other intangible assets or long-lived assets in 2008 related to its RV business. At December 31, 2008, the goodwill and other intangible assets of the RV Segment aggregated $34.9 million and $38.3 million, respectively.

On February 27, 2009, the RVIA published its latest forecast of industry production for 2009, which projects a 43 percent decline in the production of travel trailers and fifth wheel RVs as compared to 2008. In response, the Company expects to further reduce fixed costs, workforce, and production capacity to be more in line with anticipated demand. The Company expects that these steps, in conjunction with reductions in working capital, will enable the Company to generate cash flow in 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company will perform its annual impairment test as of November 30, 2009, and will continue to monitor the need for additional interim impairment tests. The Company expects to continue performing quarterly evaluations of the carrying value of goodwill, other intangible assets and long-lived assets, based upon the Company’s stock price which has traded below its book value in early 2009, and the impact of changing market conditions and the Company’s operating results, which could result in a non-cash impairment charge of these assets in the future.

MH Segment

Net sales of the MH Segment in 2008 decreased 19 percent, or $34 million, from 2007. Excluding $13 million in sales price increases, net sales of the MH Segment declined 27 percent, compared to a 14 percent decrease in industry-wide production of manufactured homes. The organic decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, and partly due to business the Company exited in the latter half of 2007 because of inadequate margins. However, in the latter half of 2008, the Company gained market share in the MH Segment.

MH Segment sales in the 2008 fourth quarter included $3 million of components for homes purchased by the Federal Emergency Management Agency (“FEMA”). The Company expects approximately $2 million of additional FEMA-related sales in the first quarter of 2009.

The trend in the Company’s average product content per manufactured home is an indicator of the Company’s overall market share. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. Content per manufactured home and content per floor is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, was as follows:

	2008	2007	Percent Change
Content per Home Produced	$1,652	$1,754	(6)%
Content per Floor Produced	$1,000	$1,026	(3)%

According to the IBTS, industry production for the years ended December 31, was as follows:

	2008	2007	Percent Change
Total Homes Produced	81,900	95,800	(14)%
Total Floors Produced	135,300	163,700	(17)%

Operating profit of the MH Segment in 2008 decreased 27 percent to $11.0 million largely due to the impact of the decrease in net sales, which was also a factor in the decline in the operating profit margin to 7.7 percent of net sales in 2008, compared to 8.5 percent of net sales in 2007.

The operating profit margin of the MH Segment in 2008 was adversely impacted by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher health insurance costs.

•
An increase in selling, general and administrative expenses to 16.5 percent of net sales in 2008 from 14.6 percent of net sales in 2007 due to higher fuel and delivery costs as a percent of net sales, as well as the spreading of fixed administrative costs over a smaller sales base.

Partially offset by:

•	Changes in product mix.

•	The elimination of certain low margin business exited in the latter half of 2007.

•	Implementation of cost-cutting measures.

•	Improved production efficiencies.

The Company has remained profitable in the MH Segment despite the 78 percent decline in manufactured housing industry production since 1998. The Company did not have an impairment of the goodwill, other intangible assets or long-lived assets in 2008 related to its manufactured housing business; however, the Company will continue to monitor these assets for potential impairment, as a continued downturn in this industry or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future. At December 31, 2008, the goodwill and other intangible assets of the MH Segment aggregated $9.2 million and $4.5 million, respectively.

Corporate

Corporate expenses for 2008 decreased $0.4 million compared to 2007 due primarily to a decrease in incentive-based compensation as a result of lower profits, partly offset by higher professional fees.

Other non-segment items

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In each of 2008 and 2007, the Company received payments of $0.8 million including interest, which had been previously fully reserved, and the Company therefore recorded a pre-tax gain in Other Income. The balance of the note was $1.0 million at December 31, 2008, which is fully reserved. The Company did not receive the final scheduled payment in January 2009; however in February 2009, the Company received a payment of $0.1 million, and is currently attempting to collect the balance due.

Other non-segment items include the following (in thousands):

	Year Ended
	December 31,
	2008	2007
Cost of sales:
Other	$-	$(236)
Selling, general and administrative expenses:
Legal proceedings	2,109	1,616
Gain on sold facilities	(3,523)	(2,253)
Loss on sold facilities and write-downs to estimated current market value of facilities to be sold	1,602	2,231
Incentive compensation impact of other non-segment items	(96)	(178)
Goodwill impairment (before the direct effect on incentive compensation)	5,487	-
Executive retirement	2,667	-
Other (income) from the collection of the previously reserved Note	(675)	(707)
	$7,571	$473

Effective in the third quarter of 2008, gains or losses on sold manufacturing facilities and charges for write-downs to estimated current market value of manufacturing facilities to be sold have been reclassified from cost of goods sold to selling, general, and administrative expenses in the Consolidated Statements of Income. Prior periods have been reclassified to conform to this presentation.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Highlights

▪
Net sales for 2007 decreased $61 million (8 percent) from 2006. The decrease in net sales was due to an organic sales decline of $106 million (15 percent) resulting from declines in both the RV and manufactured housing industries, partially offset by sales of $18 million resulting from acquisitions, and sales price increases of approximately $28 million, primarily to offset material cost increases. The organic sales decline was due primarily to a 10 percent decline in industry-wide wholesale shipments of travel trailers and fifth wheel RVs in 2007, as well as an 18 percent decline in industry-wide wholesale production of manufactured homes.

▪	Despite the sales decline, net income for 2007 increased 28 percent from 2006 for the following reasons:

•
In response to the slowdowns in both the RV and manufactured housing industries, since late 2006, the Company closed 18 facilities and consolidated those operations into other existing facilities, and reduced fixed overhead where prudent, including reducing staff levels by more than 120 salaried employees. These facility consolidations and fixed overhead reductions increased operating profit in 2007 by approximately $6.1 million ($3.8 million after taxes).

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

▪
On July 6, 2007, Lippert acquired certain assets and liabilities, and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. (“Pivit Hitch”). Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.8 million, including transaction costs, which was financed from available cash. In 2008, this business was impacted by prolonged declines in industry shipments of small and medium-sized boats that worsened late in 2008, and as a result, the Company recorded an impairment of the entire goodwill associated with this acquisition. The Company has taken significant steps to improve the results of its specialty trailer business in 2008, including consolidating this operation into one facility shared with other product lines.

▪
On May 21, 2007, Lippert acquired certain assets and liabilities, and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. Upon acquisition, the Company integrated Coach Step’s business into existing Lippert facilities.

▪
On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and liabilities, and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance is being paid annually over the five years subsequent to the acquisition. The aggregate purchase price could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the five years subsequent to the acquisition. In 2007 and 2008, additional purchase price of less than $0.1 million has been paid. The acquisition was financed with borrowings under the Company’s line of credit. Upon acquisition, the Company integrated Trailair and Equa-Flex’s business into existing Lippert facilities.

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

The trend in the Company’s average product content per RV is an indicator of the Company’s overall market share. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, for the years ended December 31, divided by the industry-wide wholesale shipments of the different types of RVs for the years ended December 31, was as follows:

	2007	2006	Percent Change

Content per Travel Trailer and Fifth Wheel RV	$1,700	$1,555	9%
Content per Motorhome	$429	$336	28%
Content per all RVs	$1,326	$1,212	9%

Sales of certain RV components have been reclassified between travel trailer and fifth wheel RVs, and motorhomes in prior periods.

According to the RVIA, industry production for the years ended December 31, was as follows:

	2007	2006	Percent Change

Travel Trailer and Fifth Wheel RVs	261,700	292,400	(10)%
Motorhomes	55,400	55,900	(1)%
All RVs	353,400	390,500	(10)%

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

The trend in the Company’s average product content per manufactured home is an indicator of the Company’s overall market share. Content per manufactured home and content per floor is also impacted by changes in selling prices for the Company’s products. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, was as follows:

	2007	2006	Percent Change
Content per Home Produced	$1,754	$1,784	(2)%
Content per Floor Produced	$1,026	$1,014	1%

According to the IBTS, industry production for the years ended December 31, was as follows:

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

Other non-segment items

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a Note of $3.9 million, payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In 2007 and 2006, the Company received payments aggregating $0.8 million and $0.7 million, respectively, including interest, which had been previously fully reserved, and the Company therefore recorded a gain in Other Income.

Other non-segment items include the following (in thousands):

	Year Ended
	December 31,
	2007	2006
Cost of sales:
Other	$(236)	$(457)
Selling, general and administrative expenses:
Legal proceedings	1,616	(16)
Gain on sold facilities	(2,253)	(1,763)
Loss on sold facilities and write-downs to estimated current market value of facilities to be sold	2,231	889
Due diligence costs for an acquisition which was not completed	-	486
Other	-	114
Incentive compensation impact of other non-segment items	(178)	204
Other (income) from the collection of the previously reserved Note	(707)	(638)
	$(473)	$(1,181)

Effective in the third quarter of 2008, gains or losses on sold manufacturing facilities and charges for write-downs to estimated current market value of manufacturing facilities to be sold have been reclassified from cost of goods sold to selling, general, and administrative expenses in the Consolidated Statements of Income. Prior periods have been reclassified to conform to this presentation.

Interest Expense, Net

The $1.7 million decrease in interest expense, net, for 2008 as compared to 2007, was primarily due to a decrease in the average debt levels during the last 12 months. In addition, for 2008, the Company earned $0.5 million in interest income.

The $2.0 million decrease in interest expense, net, for 2007 as compared to 2006, was primarily due to a decrease in the average debt levels as a result of strong operating cash flows, which more than offset the $50 million the Company has invested in acquisitions since early 2006. In addition, for 2007, the Company earned $1.0 million in interest income.

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it received periodic payments at the 3 month LIBOR rate, and made periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreased by $1.0 million on each quarterly reset date beginning February 15, 2005. The fair value of the swap was zero at inception. The Company designated this swap as a cash flow hedge of certain borrowings under the previous line of credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings. In November 2008, the Company repaid the borrowings under the previous line of credit, terminated this swap, and recorded a charge of less than $0.1 million in interest expense related to the termination of this swap.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it received periodic payments at the 3 month LIBOR rate and made periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreased by $0.5 million on each quarterly reset date beginning September 29, 2006. The Company designated this swap as a cash flow hedge of Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings. In December 2007, the Company repaid Senior Promissory Notes due on June 28, 2013, terminated this swap, and recorded a charge of $0.4 million in interest expense related to the termination of this swap.

Provision for Income Taxes

The effective tax rate for 2008 was 38.6 percent, compared to 37.2 percent in 2007. The increase in the effective tax rate for 2008 as compared to 2007 was due primarily to the effect of lower profits on state and federal tax rates, as well as a change in pre-tax income between legal entities and states, and an increase in the Company’s tax reserves.

The effective tax rate for 2007 was 37.2 percent, compared to 38.8 percent in 2006. Compared to 2006, the reduction in the effective tax rate for 2007 was primarily due to the Jobs Creation Act of 2004, which reduced the effective Federal tax rate on manufacturing activities by approximately 1 percent in 2006, and approximately 2 percent in 2007. The effective tax rate for 2007 was also reduced by the impact of tax-free interest income earned by the Company, and changes in deferred state taxes, partially offset by a change in pre-tax income for state tax purposes.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008. In November 2008, the Company and the Indiana Department of Revenue reached an agreement in principle to settle tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million, subject to final documentation. This amount has been fully reserved, and is expected to be paid in the first half of 2009.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. Adoption of the applicable provisions of this standard on January 1, 2009 and 2008, respectively, did not have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed, and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the years ended December 31, (in thousands):

	2008	2007	2006
Net cash flows provided by operating activities	$4,657	$84,910	$67,021
Net cash flows used for investing activities	$(25,492)	$(11,641)	$(51,925)
Net cash flows used for financing activities	$(26,686)	$(23,841)	$(13,396)

Cash Flows from Operations

Net cash flows from operating activities in 2008 were $80.3 million less than 2007, primarily as a result of (i) lower net income in 2008 (ii) increased inventories in 2008 due to the Company’s strategic purchase of raw materials in advance of price increases and higher priced raw materials in inventory, and (iii) the timing of payments for inventory purchases. This was partially offset by a decrease in accounts receivable due to the decline in sales. The Company expects to lower inventory in 2009 by $20 million to $30 million through consumption of higher priced inventory on hand, and reduced inventory quantities and purchases.

Depreciation and amortization, which decreased by $0.5 million to $17.1 million in 2008, is expected to aggregate $16 million to $17 million in 2009. In addition, non-cash stock-based compensation was $3.6 million in 2008, and is expected to remain about the same in 2009.

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

Cash Flows from Investing Activities

Cash flows used for investing activities of $25.5 million in 2008 included $31.8 million for an acquisition of a business and other investments, which were financed from available cash.

On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”), a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was financed from available cash. Subsequent to the acquisition, Lippert closed two of Seating Technology's five leased facilities in Indiana, and consolidated those operations into existing facilities.

On July 1, 2008, Lippert acquired the patent for “JT's Strong Arm Jack Stabilizer,” and other intellectual properties and assets. The purchase price was $3.1 million, which was financed from available cash. JT's Strong Arm Jack Stabilizer represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth wheel RV.

In addition, cash flows from investing activities included proceeds of $10.5 million received from the sale of seven facilities and other fixed assets in connection with the Company’s consolidation of production operations. At December 31, 2008, the Company had four vacant facilities and vacant land listed for sale, with an aggregate carrying value of $5.9 million. One of the facilities is under contract to be sold in 2009 at its carrying value of $0.4 million. The Company used $4.2 million for capital expenditures in 2008, which was financed with available cash. Capital expenditures for 2009 are expected to be consistent with 2008, and are expected to be funded by cash flows from operations.

Cash flows used for investing activities of $11.6 million in 2007 included $17.3 million for the acquisition of businesses and $8.8 million for capital expenditures, offset by proceeds of $14.5 million received from the sale of fixed assets, in connection with the Company’s consolidation of production operations. Capital expenditures and the acquisitions were financed with borrowings under the Company’s line of credit, cash flow from operations, and proceeds from the sale of fixed assets.

Cash Flows from Financing Activities

Cash flows used for financing activities for 2008 of $26.7 million were primarily due to a net decrease in debt of $18.6 million and $8.3 million for the purchase of treasury stock.

Cash flows used for financing activities for 2007 of $23.8 million included a net decrease in debt of $28.4 million, offset by cash flows provided by the exercise of employee stock options of $4.6 million, which includes the related tax benefits.

At December 31, 2008 and 2007, the Company had $3.8 million and $53.4 million, respectively, of cash invested in U.S. Treasury short-term money market instruments with a current yield of less than 1 percent.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”), to replace the Company’s previous $70.0 million line of credit that was scheduled to expire in June 2009. The maximum borrowings under the Company’s new line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2008), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2008) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At December 31, 2008, the Company had $7.6 million in outstanding letters of credit under the new line of credit, and availability under the Company’s new line of credit was $42.4 million. Such availability, along with available cash and anticipated cash flows from operations is expected to be adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates (“Prudential”), to replace the Company’s previous $60.0 million shelf-loan facility with Prudential, of which $6.0 million is outstanding at December 31, 2008. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Note.  Prudential has no obligation to purchase the Notes. Interest payable on the Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The shelf-loan facility expires November 25, 2011.

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio debt covenant which limits the amount of consolidated outstanding indebtedness, as defined, to 2.5 times EBITDA, as defined. At December 31, 2008, the maximum leverage ratio debt covenant limits the remaining availability under these facilities collectively to $117.2 million. If the Company’s EBITDA declines to less than $50 million for the trailing twelve month period, the maximum leverage ratio debt covenant declines to 1.25 times EBITDA.

At December 31, 2008 the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock, of which 447,400 shares have been repurchased at an average price of $18.58 per share, or $8.3 million in total. The aggregate cost of repurchases during the year was funded from the Company’s available cash. The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions or block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present due to the current economic conditions, the Company believes it is prudent to conserve cash, and does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

Future minimum commitments relating to the Company's contractual obligations at December 31, 2008 are as follows (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Total indebtedness	$8,683	$5,833	$2,205	$220	$425
Interest on fixed rate indebtedness (a)	304	266	38	-	-
Interest on variable rate indebtedness (b)	126	27	44	32	23
Operating leases	18,238	5,474	8,289	3,816	659
Capital leases	64	44	20	-	-
Employment contracts (c)	10,986	5,147	5,646	193	-
Royalty agreements (d)	2,260	741	999	520	-
Purchase obligations (e)	36,316	30,812	2,454	1,277	1,773
Taxes (f)	4,565	4,565	-	-	-
Total	$81,542	$52,909	$19,695	$6,058	$2,880

(a)	The Company has used the contractual payment dates and fixed interest rates to determine the estimated future interest payments on fixed rate indebtedness.
(b)
The Company has used the contractual payment dates and the variable interest rates in effect as of December 31, 2008, to determine the estimated future interest payments for variable rate indebtedness.

(c)
This includes amounts payable under employment contracts and arrangements, retirement and severance agreements, and deferred compensation. These amounts do not include $1.3 million in deferred compensation, as the timing of paying the deferred compensation has not yet been determined as it is based on the participants’ elections.

(d)
In addition to the minimum commitments shown here, a license agreement provides for the Company to pay a royalty of 1 percent of sales of certain slide-out systems for the right to use certain patents related to slide-out systems through the expiration of the patents. Pursuant to this license agreement, royalty payments subsequent to December 31, 2008 through the expiration of the patents can not exceed an aggregate of $4.4 million.

(e)
These contractual obligations are primarily comprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

(f)
In November 2008, the Company and the Indiana Department of Revenue reached an agreement in principle to settle tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million, subject to final documentation.  This amount has been fully reserved, and is expected to be paid in the first half of 2009. At December 31, 2008, the Company has reserved $2.2 million for additional uncertain tax positions and the related interest and penalties, the amount and timing of which cannot be reasonably estimated, and as such have been excluded from the above table.

The above table also does not include the obligation to make payments of up to $2.6 million if certain sales targets for Equa-Flex products are achieved by Lippert over the five year period subsequent to the January 2007 Equa-Flex acquisition. In 2007 and 2008, less than $0.1 million has been paid under this potential obligation.

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

On June 25, 2008, plaintiffs filed a renewed motion for class certification. On October 20, 2008, the Court again denied certification of a class, without prejudice, which allowed plaintiffs to file a new motion for certification if plaintiffs are able to satisfy the Court’s concerns over the viability of plaintiffs’ case. Plaintiffs filed a third motion for class certification on December 23, 2008. Defendants’ initial motion seeking summary judgment against plaintiffs’ case, which was withdrawn pending further discovery, was supplemented and refiled on December 23, 2008. A hearing on these motions was held on March 2, 2009, but a decision by the Court has not yet been received.

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

Based on the foregoing investigation and testing, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims.

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

If plaintiffs’ motion for class certification is granted, and defendants’ motion for summary judgment is denied, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008.  In November 2008, the Company and the Indiana Department of Revenue reached an agreement in principle to settle tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million, subject to final documentation.  This amount has been fully reserved, and is expected to be paid in the first half of 2009.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2008, would not be material to the Company’s financial position or annual results of operations.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces accounts receivables to amounts that are expected to be collected. In assessing the collectability of its accounts receivable, the Company considers such factors as the current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

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

Self-Insurance

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

Income Taxes

The Company's tax provision is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief that the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

The Company's accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon the Company's forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recognition of a valuation reserve. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value would be recorded. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future. Actual results and events could differ significantly from management estimates.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test as of November 30th each fiscal year. The impairment test uses a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. Actual results and events could differ significantly from management estimates.

In accordance with SFAS No. 142, the Company conducted its annual impairment analysis of the goodwill in all reporting units during the fourth quarter of 2008. The fair value of each reporting unit was determined using a discounted cash flow model utilizing observable market data to the extent available, and the Company’s weighted average cost of capital of approximately 13 percent. Based on the analysis, the carrying value of the specialty trailer reporting unit exceeded its fair value, and as a result, the Company recorded an impairment of the entire $5.5 million of goodwill of this reporting unit. This business has been impacted by prolonged declines in industry shipments of small and medium-sized boats that worsened late in 2008. The Company has taken significant steps to improve the results of its specialty trailer business, including consolidating this operation into one facility shared with other product lines.

The estimated fair value of the RV and manufactured housing reporting units exceeded their carrying value in 2008, thus no additional impairment was recorded.

On February 27, 2009, the RVIA published its latest forecast of industry production for 2009, which projects a 43 percent decline in the production of travel trailers and fifth wheel RVs as compared to 2008. In response, the Company expects to further reduce fixed costs, workforce, and production capacity to be more in line with anticipated demand. The Company expects that these steps, in conjunction with reductions in working capital, will enable the Company to generate cash flow in 2009.

In accordance with SFAS No. 142, the Company will perform its annual impairment test as of November 30, 2009, and will continue to monitor the need for additional interim impairment tests. The Company expects to continue performing quarterly evaluations of the carrying value of goodwill, other intangible assets and long-lived assets, based upon the Company’s stock price which has traded below its book value in early 2009, and the impact of changing market conditions and the Company’s operating results, which could result in a non-cash impairment charge of these assets in the future.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company did not experience any significant increase in its labor costs in 2008 related to inflation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

At December 31, 2008, the Company had $7.7 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2008, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be $0.1 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At December 31, 2008, the Company had $0.9 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to December 31, 2008, and outstanding borrowings of $0.9 million, future cash flows would be reduced by less than $0.1 million per annum.

At December 31, 2008, the Company had $3.8 million of temporary investments in U.S. Treasury short-term money market instruments with a current yield of less than 1 percent. Assuming there is a decrease of 100 basis points in the interest rate for these variable rate investments subsequent to December 31, 2008, and total investments of $3.8 million, future cash flows would be reduced by less than $0.1 million per annum.

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

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in tax positions in 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

Stamford, Connecticut
March 12, 2009

Drew Industries Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Net sales	$510,506	$668,625	$729,232
Cost of sales	403,000	509,875	575,156
Gross profit	107,506	158,750	154,076
Selling, general and administrative expenses	80,129	93,498	99,419
Goodwill impairment	5,487	-	-
Executive retirement	2,667	-	-
Other (income)	(675)	(707)	(638)
Operating profit	19,898	65,959	55,295
Interest expense, net	877	2,615	4,601
Income before income taxes	19,021	63,344	50,694
Provision for income taxes	7,343	23,577	19,671
Net income	$11,678	$39,767	$31,023

Net income per common share:
Basic	$0.54	$1.82	$1.43
Diluted	$0.53	$1.80	$1.42

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except shares and per share amount)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$8,692	$56,213
Accounts receivable, trade, less allowances of
$1,666 in 2008 and $1,160 in 2007	7,913	15,740
Inventories	93,934	76,279
Prepaid expenses and other current assets	16,556	12,702
Total current assets	127,095	160,934
Fixed assets, net	88,731	100,616
Goodwill	44,113	39,547
Other intangible assets	42,787	32,578
Other assets	8,632	12,062
Total assets	$311,358	$345,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current maturities
of long-term indebtedness	$5,833	$8,881
Accounts payable, trade	4,660	17,524
Accrued expenses and other current liabilities	32,224	44,668
Total current liabilities	42,717	71,073
Long-term indebtedness	2,850	18,381
Other long-term liabilities	6,913	4,747
Total liabilities	$52,480	$94,201

Stockholders' equity
Common stock, par value $.01 per share: authorized
50,000,000 shares; issued 24,122,054 shares at December 31, 2008
and 24,082,974 shares at December 31, 2007	$241	$241
Paid-in capital	64,954	60,919
Retained earnings	221,483	209,805
Accumulated other comprehensive income	-	38
	286,678	271,003
Treasury stock, at cost: 2,596,725 shares in 2008 and
2,149,325 shares in 2007	(27,800)	(19,467)
Total stockholders' equity	258,878	251,536
Total liabilities and stockholders' equity	$311,358	$345,737

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$11,678	$39,767	$31,023
Adjustments to reconcile net income to cash flows
provided by operating activities:
Depreciation and amortization	17,078	17,557	15,669
Deferred taxes	(2,145)	(1,488)	653
Gain on disposal of fixed assets, net	(2,393)	(351)	(913)
Stock-based compensation expense	3,636	2,489	2,981
Goodwill impairment	5,487	-	-
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	9,497	3,061	17,272
Inventories	(12,695)	8,994	20,219
Prepaid expenses and other assets	(1,980)	1,478	(2,213)
Accounts payable, accrued expenses and other liabilities	(23,506)	13,403	(17,670)
Net cash flows provided by operating activities	4,657	84,910	67,021

Cash flows from investing activities:
Capital expenditures	(4,199)	(8,770)	(22,250)
Acquisition of businesses	(28,764)	(17,299)	(33,695)
Proceeds from sales of fixed assets	10,541	14,492	4,032
Other investing activities	(3,070)	(64)	(12)
Net cash flows used for investing activities	(25,492)	(11,641)	(51,925)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	14,600	23,800	182,670
Repayments under line of credit and other borrowings	(33,179)	(52,218)	(200,955)
Exercise of stock options	402	4,577	3,339
Purchase of treasury stock	(8,333)	-	-
Other financing activities	(176)	-	1,550
Net cash flows used for financing activities	(26,686)	(23,841)	(13,396)

Net (decrease) increase in cash	(47,521)	49,428	1,700

Cash and cash equivalents at beginning of year	56,213	6,785	5,085
Cash and cash equivalents at end of year	$8,692	$56,213	$6,785

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on debt	$1,319	$3,426	$4,555
Income taxes, net of refunds	$13,852	$16,881	$18,619

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

				Accumulated
				Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance - December 31, 2005	$236	$47,655	$139,015	$270	$(19,467)	$167,709
Net income			31,023			31,023
Unrealized loss on interest rate
swaps, net of taxes				(164)		(164)
Comprehensive income						30,859
Issuance of 199,940 shares of
common stock pursuant to stock
options and deferred stock units	2	1,769				1,771
Income tax benefit relating to
issuance of common stock
pursuant to stock options		1,568				1,568
Stock-based compensation expense		2,981				2,981
Balance - December 31, 2006	238	53,973	170,038	106	(19,467)	204,888
Net income			39,767			39,767
Unrealized loss on interest rate
swaps, net of taxes				(68)		(68)
Comprehensive income						39,699
Issuance of 249,929 shares of
common stock pursuant to stock
options and deferred stock units	3	2,510				2,513
Income tax benefit relating to
issuance of common stock
pursuant to stock options		1,947				1,947
Stock-based compensation expense		2,489				2,489
Balance - December 31, 2007	241	60,919	209,805	38	(19,467)	251,536
Net income		11,678				11,678
Unrealized loss on interest rate
swap, net of taxes				(38)		(38)
Comprehensive income						11,640
Issuance of 39,080 shares of
common stock pursuant to stock
options and deferred stock units		340				340
Income tax benefit relating to
issuance of common stock
pursuant to stock options		59	59
Stock-based compensation expense		3,636				3,636
Purchase of 447,400 shares of
treasury stock					(8,333)	(8,333)
Balance - December 31, 2008	$241	$64,954	$221,483	$-	$(27,800)	$258,878

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (collectively “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”). Drew, through its wholly-owned subsidiaries, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, including:

●Steel chassis	●Vinyl and aluminum windows and doors
●Axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

The recreational vehicle products segment (the “RV Segment”) accounted for 72 percent of the Company's sales in 2008 and the manufactured housing products segment (the “MH Segment”) accounted for 28 percent. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs.  The balance represents sales of components for motorhomes, as well as sales of specialty trailers and axles for specialty trailers. At December 31, 2008, the Company operated 29 plants in 12 states.

All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which are in high quality, short-term money market instruments issued and payable in U.S funds, are recorded at cost which approximates fair value. Investments were $3.8 million and $53.4 million at December 31, 2008 and 2007, respectively.

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

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31, (in thousands):

	2008	2007	2006
Balance at beginning of period	$803	$1,081	$1,313
Provision for doubtful accounts	1,066	(163)	273
Additions related to acquired companies	30	85	69
Accounts written off, net of recoveries	(413)	(200)	(574)
Balance at end of period	$1,486	$803	$1,081

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of properties and equipment. Leasehold improvements and leased equipment are amortized over the shorter of the lives of the leases or the underlying assets. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized.

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

The Company classifies interest and penalties recognized in accordance with FIN 48 as income tax expense in its Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2008 and 2007, goodwill that arose from acquisitions was $44.1 million and $39.5 million, respectively. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets, as described in SFAS No. 142.

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

In accordance with SFAS No. 142, the Company conducted an impairment analysis of the goodwill in all reporting units, which resulted in the impairment and non-cash write-off of the entire $5.5 million of goodwill related to the specialty trailer reporting unit. Based on the analysis, the estimated fair value of the RV and manufactured housing reporting units exceeded the carrying value, thus no additional impairment was recorded.  See Note 3 in Notes to Consolidated Financial Statements for further information.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

In 2008, 2007 and 2006 the Company recorded a charge to operations of $1.0 million, $2.2 million and $0.9 million, respectively, related to impairments of long-lived assets, and an additional charge to operations in 2008 of $0.6 million related to the exit of leased facilities, all of which are recorded in selling, general, and administrative expenses in the Consolidated Statements of Income.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term nature of maturities of these instruments. The fair value of the Company's borrowings are estimated based on year-end prevailing market interest rates for similar debt instruments.

Stock Options

In accordance with SFAS No. 123 (revised 2004) - “Share-Based Payment”(“SFAS No. 123R”), all stock options granted are being expensed on a straight-line basis over the requisite service period, which is generally the stock option vesting period, based on fair value, determined using the Black-Scholes option-pricing model, at the date the stock options were granted. The accounting for stock options resulted in charges to operations of $3.2 million, $2.1 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Stock option expense is recorded in the Consolidated Statements of Income in the same line that cash compensation to those employees is recorded; primarily in selling, general and administrative expenses.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Risk-free interest rate	2.17%	3.83%	4.57%
Expected volatility	42.5%	33.8%	33.1%
Expected life	4.8 years	5.0 years	5.7 years
Contractual life	6.0 years	6.0 years	6.0 years
Dividend yield	N/A	N/A	N/A
Fair value of stock options granted	$4.68	$11.68	$10.58

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collectability is reasonably assured, and the sales price is fixed or determinable. Sales taxes collected, which are not significant, from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Consolidated Statements of Income.

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $21.4 million, $25.6 million and $27.8 million in 2008, 2007 and 2006, respectively.

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

As a result of the significant declines in the RV industry, the Company’s RV Segment, while profitable for the year, was unprofitable in the fourth quarter of 2008. The Company did not have an impairment of goodwill, other intangible assets or long-lived assets in 2008 related to its RV business. At December 31, 2008, the goodwill and other intangible assets of the RV Segment aggregated $34.9 million and $38.3 million, respectively.

On February 27, 2009, the Recreational Vehicle Industry Association (“RVIA”) published its latest forecast of industry production for 2009, which projects a 43 percent decline in the production of travel trailers and fifth wheel RVs as compared to 2008. In response, the Company expects to further reduce fixed costs, workforce, and production capacity to be more in line with anticipated demand. The Company expects that these steps, in conjunction with reductions in working capital, will enable the Company to generate cash flow in 2009.

In accordance with SFAS No. 142, the Company will perform its annual impairment test as of November 30, 2009, and will continue to monitor the need for additional interim impairment tests. The Company expects to continue performing quarterly evaluations of the carrying value of goodwill, other intangible assets and long-lived assets, based upon the Company’s stock price which has traded below its book value in early 2009, and the impact of changing market conditions and the Company’s operating results, which could result in a non-cash impairment charge of these assets in the future.

The Company has remained profitable in the MH Segment despite the 78 percent decline in manufactured housing industry production since 1998. The Company did not have an impairment of goodwill, other intangible assets or long-lived assets in 2008 related to its manufactured housing business; however, the Company will continue to monitor these assets for potential impairment, as a continued downturn in this industry or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future. At December 31, 2008, the goodwill and other intangible assets of the MH Segment aggregated $9.2 million and $4.5 million, respectively.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. Adoption of the applicable provisions of this standard on January 1, 2009 and 2008, respectively, did not have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed, and contractual contingencies to be recognized at fair value as of the acquisition date. The provisions of SFAS No. 141(R) are effective for fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company.

2. SEGMENT REPORTING

The Company has two reportable segments, the RV Segment and the MH Segment.

The RV Segment, which accounted for 72 percent, 74 percent and 70 percent of consolidated net sales for 2008, 2007 and 2006, respectively, manufactures a variety of products used primarily in the production of RVs, including:

●Towable RV steel chassis	●Aluminum windows and screens
●Towable RV axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth wheel RVs. The balance represents sales of components for motorhomes, as well as sales of specialty trailers and axles for specialty trailers.

The MH Segment, which accounted for 28 percent, 26 percent and 30 percent of consolidated net sales for 2008, 2007 and 2006, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles

Other than sales of specialty trailers and related axles, which aggregated $14 million, $21 million and $25 million in 2008, 2007 and 2006, respectively, sales of products other than components for RVs and manufactured homes are not considered significant. However, certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed.  Intersegment sales are insignificant.

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

Information relating to segments follows (in thousands):

	Segments			Corporate	Intangible
	RV	MH	Total	and Other	Assets	Total

Year ended December 31, 2008
Revenues from external
customers(a)	$368,092	$142,414	$510,506	$-	$-	$510,506
Operating profit (loss)(b)(e)	28,725	11,016	39,741	(14,788)	(5,055)	19,898
Total assets(c)	143,205	47,373	190,578	33,615	87,165	311,358
Expenditures for long-lived
assets(d)	5,488	719	6,207	31	-	6,238
Depreciation and amortization	8,636	3,353	11,989	34	5,055	17,078

Year ended December 31, 2007
Revenues from external
customers(a)	$491,830	$176,795	$668,625	$-	$-	$668,625
Operating profit (loss)(b)(e)	63,132	15,061	78,193	(8,056)	(4,178)	65,959
Total assets(c)	140,531	51,969	192,500	80,803	72,434	345,737
Expenditures for long-lived
assets(d)	8,080	1,002	9,082	119	-	9,201
Depreciation and amortization	9,017	4,346	13,363	16	4,178	17,557

Year ended December 31, 2006
Revenues from external
customers(a)	$508,824	$220,408	$729,232	$-	$-	$729,232
Operating profit (loss)(b)(e)	43,623	20,131	63,754	(5,913)	(2,546)	55,295
Total assets(c)	149,961	75,468	225,429	26,091	59,756	311,276
Expenditures for long-lived
assets(d)	17,009	6,598	23,607	4	-	23,611
Depreciation and amortization	7,816	5,290	13,106	17	2,546	15,669

a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 21 percent, 23 percent and 23 percent of the Company’s consolidated net sales in the years ended December 31, 2008, 2007, and 2006, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 22 percent, 20 percent and 19 percent of the Company’s consolidated net sales in the years ended December 31, 2008, 2007 and 2006, respectively. No other customers accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2008, 2007 and 2006.

b)	Certain general and administrative expenses of Kinro and Lippert are allocated between the segments based upon sales or operating profit, depending upon the nature of the expense.

c)
Segment assets include accounts receivable, inventories and fixed assets. Corporate and other assets include cash and cash equivalents, prepaid expenses and other current assets, deferred taxes and other assets. Intangibles include goodwill, other intangible assets and deferred charges which are not considered in the measurement of each segment’s performance.

d)
Segment expenditures for long-lived assets include capital expenditures and fixed assets purchased as part of the acquisition of companies and businesses. The Company purchased $2.0 million, $0.4 million and $1.4 million of fixed assets as part of the acquisitions of businesses in 2008, 2007 and 2006, respectively. Expenditures for other long-lived assets, goodwill and other intangible assets are not included in the segment since they are not considered in the measurement of each segment’s performance.

e)
The operating loss for the Corporate and Other column is comprised of Corporate expenses of $7.2 million, $7.6 million and $7.1 million for 2008, 2007 and 2006, respectively, and Other non-segment items of $7.6 million, $0.5 million, and $(1.2) million for 2008, 2007, and 2006, respectively.  In 2008, Other non-segment items included a goodwill impairment charge of $5.5 million, as well as executive retirement charges of $2.7 million.

Net Sales by product was as follows for the years ended December 31, (in thousands):

	2008	2007	2006
Recreational Vehicles:
Chassis, chassis parts and
slide-out mechanisms	$228,310	$315,875	$321,168
Windows, doors and screens	79,279	107,693	117,985
Axles	30,024	42,025	39,153
Specialty trailers	13,773	20,749	24,983
Furniture	11,726	-	-
Other	4,980	5,488	5,535
	368,092	491,830	508,824

Manufactured Housing:
Windows, doors and screens	62,924	72,580	88,827
Chassis and chassis parts	56,869	70,428	87,221
Shower and bath units	18,108	19,921	19,792
Axles and tires	3,811	10,502	18,390
Other	702	3,364	6,178
	142,414	176,795	220,408

Net Sales	$510,506	$668,625	$729,232

3. ACQUISITIONS, GOODWILL, AND INTANGIBLE ASSETS

Over the last 10 years, the Company has acquired numerous manufacturers of products for RVs, manufactured homes and specialty trailers, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. The Company often acquires a significant amount of goodwill in these acquisitions, as the value of the acquired business to the Company exceeds the fair value of the net tangible and other identifiable intangible assets acquired in the transaction.

Acquisition of Seating Technology

On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”), a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture, mattresses, decorative pillows, wood-backed valances and quilted soft good products. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was financed from available cash. The Company acquired intangible assets from Seating Technology primarily related to customer relationships, which are being amortized over their estimated remaining useful life, which at the date of acquisition was approximately 11 years. Subsequent to the acquisition, Lippert closed two of Seating Technology's five leased facilities in Indiana, and consolidated those operations into existing facilities. The results of the acquired Seating Technology business have been included in the Company’s Consolidated Statement of Income beginning July 1, 2008.

Total consideration for the acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$6,693
Customer relationships	9,400
Other identifiable intangible assets	2,575
Goodwill (tax deductible)	9,991
Total cash consideration	$28,659

Patent for “JT’s Strong Arm Jack Stabilizer”

On July 1, 2008, Lippert acquired the patent for “JT's Strong Arm Jack Stabilizer” and other intellectual properties and assets. The purchase price was $3.1 million, which was financed from available cash. JT's Strong Arm Jack Stabilizer represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth wheel RV. Total consideration for the acquisition was allocated to amortizable intangible assets.

Acquisition of Extreme Engineering

On July 6, 2007, Lippert acquired certain assets and liabilities, and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. (“Pivit Hitch”). Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.8 million, including transaction costs, which was financed from available cash. The results of the acquired Extreme Engineering and Pivit Hitch businesses have been included in the Company’s Consolidated Statement of Income beginning July 6, 2007.

Total consideration for the acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$1,238
Identifiable intangible assets	5,600
Goodwill (tax deductible)	3,974
Total cash consideration	$10,812

In 2008, this business was impacted by prolonged declines in industry shipments of small and medium-sized boats that worsened late in 2008, and as a result, the Company recorded an impairment of the entire goodwill associated with this acquisition. The Company has taken significant steps to improve the results of its specialty trailer business in 2008, including consolidating this operation into one facility shared with other product lines.

Acquisition of Coach Step

On May 21, 2007, Lippert acquired certain assets and liabilities, and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was financed from available cash. Upon acquisition, the Company integrated Coach Step’s business into existing Lippert facilities. The results of the acquired Coach Step business have been included in the Company’s Consolidated Statements of Income beginning May 21, 2007.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$604
Identifiable intangible assets	1,830
Goodwill (tax deductible)	598
Total cash consideration	$3,032

Acquisition of Trailair and Equa-Flex

On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and liabilities, and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance is being paid annually over the five years subsequent to the acquisition. The aggregate purchase price could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the five years subsequent to the acquisition. In 2007 and 2008, additional purchase price of less than $0.1 million has been paid. The annual payments to be made over the five years subsequent to the acquisition bear interest at the stated rate of 3 percent per annum from the date of the acquisition. The acquisition was financed with borrowings under the Company's line of credit. Upon acquisition, the Company integrated Trailair and Equa-Flex’s business into existing Lippert facilities. The results of the acquired Trailair and Equa-Flex businesses have been included in the Company’s Consolidated Statements of Income beginning January 2, 2007.

Total consideration for the acquisitions was allocated on as follows (in thousands):

Net tangible assets acquired	$625
Identifiable intangible assets	4,160
Goodwill (tax deductible)	267
Goodwill (non tax deductible)	426
Total consideration	5,478
Less present value of future minimum payments	(1,961)
Total cash consideration	$3,517

Acquisition of Happijac

On June 12, 2006, Lippert acquired certain assets and liabilities, and the business of Happijac Company (“Happijac”), a supplier of patented bed lift systems for recreational vehicles. Happijac, which also manufactures other RV products such as slide-out systems, tie-down systems and camper jacks, had annualized sales of approximately $15 million prior to the acquisition. The purchase price of $30.3 million was financed through the issuance of $15.0 million of variable interest rate seven year Senior Promissory Notes, $14.6 million of borrowings under the Company’s line of credit, and the assumption of $0.7 million of equipment loans. The Company entered into a facility lease agreement with the former owners of Happijac, and production continues in this leased facility. The Company acquired patents from Happijac primarily related to bed lifts, which are being amortized over their estimated remaining useful life, which at the date of acquisition was approximately 19 years. The results of the acquired Happijac business have been included in the Company’s Consolidated Statement of Income beginning June 12, 2006.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$3,925
Patents	9,600
Other identifiable intangible assets	6,400
Goodwill (tax deductible)	10,338
Total consideration	30,263
Less debt assumed	(732)
Total cash consideration	$29,531

Acquisition of SteelCo.

On March 10, 2006, Lippert acquired certain assets and liabilities, and the business of SteelCo., Inc. (“SteelCo”), which manufactures chassis and components for RVs and manufactured housing. SteelCo had annual sales of approximately $8 million prior to the acquisition. The purchase price was $4.2 million which was funded with borrowings under the Company’s line of credit. Upon acquisition, the Company integrated SteelCo’s business into existing Lippert facilities. In connection with the transaction, Lippert and SteelCo terminated litigation pending between them. The results of the acquired SteelCo business have been included in the Company’s Consolidated Statement of Income beginning March 10, 2006.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$756
Identifiable intangible assets	1,520
Goodwill (tax deductible)	1,888
Total cash consideration	$4,164

Goodwill and Other Intangible Assets

Other intangible assets consist of the following at December 31, 2008 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$3,231	$1,130	$2,101	3 to 7
Customer relationships	24,870	6,225	18,645	8 to 16
Tradenames	6,251	1,846	4,405	5 to 14
Patents	21,183	3,547	17,636	5 to 19
Other intangible assets	$55,535	$12,748	$42,787

Other intangible assets consist of the following at December 31, 2007 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$2,596	$810	$1,786	3 to 7
Customer relationships	15,470	3,971	11,499	8 to 16
Tradenames	4,220	1,105	3,115	5 to 14
Patents	18,205	2,027	16,178	5 to 19
Other intangible assets	$40,491	$7,913	$32,578

The carrying value of other intangible assets in the RV and MH Segments were $38.3 million and $4.5 million at December 31, 2008, respectively, and $27.4 million and $5.2 million at December 31, 2007, respectively. Amortization expense related to intangible assets amounted to $4.8 million, $3.9 million and $2.3 million for 2008, 2007 and 2006, respectively. Estimated amortization expense for the next five fiscal years is as follows: $5.4 million (2009), $5.3 million (2010), $5.0 million (2011), $4.6 million (2012) and $3.9 million (2013).

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - January 1, 2007	$9,251	$25,093	$34,344
Acquisitions	-	5,203	5,203
Balance - December 31, 2007	9,251	30,296	39,547
Acquisitions	-	10,053	10,053
Impairments	-	(5,487)	(5,487)
Balance - December 31, 2008	$9,251	$34,862	$44,113

In accordance with SFAS No. 142, the Company conducted its annual impairment analysis of the goodwill in all reporting units during the fourth quarter of 2008. The fair value of each reporting unit was determined using a discounted cash flow model utilizing observable market data to the extent available, and the Company’s weighted average cost of capital of approximately 13 percent. Based on the analysis, the carrying value of the specialty trailer reporting unit exceeded its fair value, and as a result, the Company recorded an impairment of the entire $5.5 million of goodwill of this reporting unit. This business has been impacted by prolonged declines in industry shipments of small and medium-sized boats that worsened late in 2008. The Company has taken significant steps to improve the results of its specialty trailer business, including consolidating this operation into one facility shared with other product lines.

The estimated fair value of the RV and manufactured housing reporting units exceeded their carrying value in 2008, thus no additional impairment was recorded.

On February 27, 2009, the RVIA published its latest forecast of industry production for 2009, which projects a 43 percent decline in the production of travel trailers and fifth wheel RVs as compared to 2008. In response, the Company expects to further reduce fixed costs, workforce, and production capacity to be more in line with anticipated demand. The Company expects that these steps, in conjunction with reductions in working capital, will enable the Company to generate cash flow in 2009.

In accordance with SFAS No. 142, the Company will perform its annual impairment test as of November 30, 2009, and will continue to monitor the need for additional interim impairment tests. The Company expects to continue performing quarterly evaluations of the carrying value of goodwill, other intangible assets and long-lived assets based upon the Company’s stock price which has traded below its book value in early 2009, and the impact of changing market conditions and the Company’s operating results, which could result in a non-cash impairment charge of these assets in the future.

4. INVENTORIES

           Inventories consist of the following at December 31, (in thousands):

	2008	2007
Finished goods	$10,801	$12,698
Work in process	2,946	2,975
Raw materials	80,187	60,606
Total	$93,934	$76,279

5. FIXED ASSETS

Fixed assets, at cost, consist of the following at December 31, (in thousands):

			Estimated Useful
	2008	2007	Life in Years
Land	$8,323	$10,488
Buildings and improvements	63,508	66,814	10 to 40
Leasehold improvements	1,182	1,475	3 to 10
Machinery and equipment	77,653	74,657	3 to 12
Transportation equipment	2,985	3,352	3 to 7
Furniture and fixtures	8,356	8,739	2 to 10
Construction in progress	1,294	255
	163,301	165,780
Less accumulated depreciation and amortization	74,570	65,164
Fixed assets, net	$88,731	$100,616

Depreciation and amortization of fixed assets is as follows for the years ended December 31, (in thousands):

	2008	2007	2006
Charged to cost of sales	$10,292	$11,497	$11,081
Charged to selling, general and
administrative expenses	1,731	1,882	1,905
Total	$12,023	$13,379	$12,986

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, (in thousands):

	2008	2007
Accrued employee compensation and benefits	$13,010	$20,833
Accrued warranty	4,510	4,360
Accrued expenses and other	14,704	19,475
Total	$32,224	$44,668

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31, (in thousands):

	2008	2007	2006
Balance at beginning of period	$5,762	$3,990	$3,139
Provision for warranty expense	3,984	6,335	5,160
Warranty costs paid	(4,327)	(4,563)	(4,309)
Balance at end of period	$5,419	$5,762	$3,990

The total accrued warranty at December 31, 2008 and 2007 includes $0.9 million and $1.4 million, respectively, classified as long-term.

7. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plans

The Company has discretionary defined contribution 401(k) profit sharing plans covering all eligible employees. The Company contributed $1.3 million, $1.4 million and $1.5 million to these plans during the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

Effective December 1, 2006, the Company adopted an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $1.9 million and $1.0 million in 2008 and 2007 respectively, and there were no deferrals in 2006. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, but will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured.

Executive Retirement

The Company has a management succession plan designed to ensure an effective transition of management of the Company’s operations to qualified executives upon the retirement of senior executives. In November 2008, in accordance with the management succession plan, Edward W. Rose, III, Chairman of the Board of Directors since 1984, was appointed Lead Director; Leigh J. Abrams, President, Chief Executive Officer and a Director since 1984 was appointed Chairman of the Board of Directors; and Fredric M. Zinn, Executive Vice President from 2001, Chief Financial Officer from 1984, and President and a Director since May 2008, was, in addition to President, appointed Chief Executive Officer.  Each of these appointments became effective January 1, 2009.

In connection with the retirement, effective December 31, 2008, of David L. Webster as a Director of the Company and as Chairman, President and Chief Executive Officer of Kinro, after approximately 30 years with Kinro, and in accordance with the Company’s executive succession plan, the Board of Directors appointed Jason D. Lippert to assume responsibility for the operations of Kinro while continuing his duties as Chairman, President and Chief Executive Officer of Lippert.  Mr. Lippert was appointed Chairman, President and Chief Executive Officer of Kinro effective January 1, 2009.

In connection with the management succession, the Company and Mr. Abrams entered into an Executive Compensation and Benefits Agreement, effective as of January 1, 2009 (the “Abrams Agreement”). The Board of Directors granted retirement compensation and benefits to Mr. Abrams in recognition of his 40-year commitment to the success of the Company, the Company’s performance during his 29-year tenure as President and Chief Executive Officer, and the overall increase in stockholder value during that period. In addition, as Chairman of the Board, Mr. Abrams will continue to render significant services to the Company, for which he will be compensated in accordance with the Abrams Agreement, and he has agreed to non-competition restrictions on his future business activities.

Also in connection with the management succession, the Company and Mr. Webster entered into an Executive Compensation and Benefits Agreement, effective as of January 1, 2009 (the “Webster Agreement”).  Mr. Webster’s existing employment agreement, which was to expire December 31, 2009, was cancelled as of the effective date of the Webster Agreement.  The Board of Directors granted retirement compensation and benefits to Mr. Webster in recognition of his contribution to the Company’s business, growth and reputation during a 30-year period.  In addition, Mr. Webster agreed to non-competition restrictions on his future business activities.

During the fourth quarter of 2008, as a result of the Abrams Agreement and Webster Agreement, the Company recognized $2.7 million of executive retirement expense in the Consolidated Statements of Income.  At December 31, 2008, $1.7 million has been recorded in other long-term liabilities with the balance in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

8. LONG-TERM INDEBTEDNESS

Long-term indebtedness consists of the following at December 31, (dollars in thousands):

	2008	2007
Senior Promissory Notes payable at the rate of $1,000 per
quarter on January 29, April 29, July 29 and October 29,
with interest payable quarterly at the rate of 5.01 percent per
annum, final payment to be made on April 29, 2010	$6,000	$10,000
Notes payable pursuant to a Credit Agreement, with
interest at prime rate or LIBOR plus a rate margin based
upon the Company's performance (a) (b)	-	8,000
Industrial Revenue Bonds, interest rates at December 31,
2008 of 3.48 percent to 4.68 percent, due 2009 through 2017;
secured by certain real estate and equipment	1,662	5,448
Other loans primarily secured by certain real estate and
equipment, due in 2009, with fixed interest rates of
5.18 percent to 5.28 percent	1,021	3,727
Other loan primarily secured by certain real estate,
with a variable interest rate	-	87
	8,683	27,262
Less current portion	5,833	8,881
Total long-term indebtedness	$2,850	$18,381

(a)
The weighted average interest rate on these borrowings, including the effect of the interest rate swap described below, was 4.35 percent at December 31, 2007. Pursuant to the performance schedule, the interest rate on LIBOR loans was LIBOR plus 2.0 percent at December 31, 2008 and LIBOR plus 1.0 percent at December 31, 2007.

(b)	As of December 31, 2008 and 2007, the Company had letters of credit of $7.6 million and $2.1 million, respectively, outstanding under the existing line of credit.

The weighted average interest rate for the Company’s indebtedness was 4.85 percent and 4.99 percent at December 31, 2008 and 2007, respectively.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”), to replace the Company’s previous $70.0 million line of credit that was scheduled to expire in June 2009. The maximum borrowings under the Company’s new line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2008), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2008) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At December 31, 2008, the Company had $7.6 million in outstanding letters of credit under the new line of credit, and availability under the Company’s new line of credit was $42.4 million.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates (“Prudential”), to replace the Company’s previous $60.0 million shelf-loan facility with Prudential, of which $6.0 million is outstanding at December 31, 2008. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Note. Prudential has no obligation to purchase the Notes. Interest payable on the Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The shelf-loan facility expires November 25, 2011.

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio debt covenant which limits the amount of consolidated outstanding indebtedness, as defined, to 2.5 times EBITDA, as defined. At December 31, 2008, the maximum leverage ratio debt covenant limits the remaining availability under these facilities collectively to $117.2 million. If the Company’s EBITDA, declines to less than $50 million for the trailing twelve month period, the maximum leverage ratio debt covenant declines to 1.25 times EBITDA.

Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At December 31, 2008 and 2007, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

Borrowings under both the line of credit and the shelf-loan facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company has unsecured letters of credit outstanding, unrelated to the Credit Agreement, which aggregate $0.6 million and $8.7 million at December 31, 2008 and 2007, respectively.

The amounts of maturities of long-term indebtedness are as follows (in thousands):

2009	$5,833
2010	2,101
2011	104
2012	108
2013	112
Thereafter	425
$8,683

On October 18, 2004, the Company entered into a five-year interest rate swap with KeyBank National Association with an initial notional amount of $20.0 million from which it received periodic payments at the 3 month LIBOR rate, and made periodic payments at a fixed rate of 3.35 percent, with settlement and rate reset dates every November 15, February 15, May 15 and August 15. The notional amount of the interest rate swap decreased by $1.0 million on each quarterly reset date beginning February 15, 2005. The fair value of the swap was zero at inception. The Company designated this swap as a cash flow hedge of certain borrowings under the previous line of credit and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings. In November 2008, the Company repaid the borrowings under the previous line of credit, terminated this swap, and recorded a charge of less than $0.1 million in interest expense related to the termination of this swap.

On June 13, 2006, the Company entered into a seven-year interest rate swap with HSBC Bank USA, NA with an initial notional amount of $15.0 million from which it received periodic payments at the 3 month LIBOR rate and made periodic payments at a fixed rate of 5.39 percent, with settlement and rate reset dates on the last business day of every March, June, September and December. The notional amount of the interest rate swap decreased by $0.5 million on each quarterly reset date beginning September 29, 2006. The fair value of the swap was zero at inception. The Company designated this swap as a cash flow hedge of Senior Promissory Notes due on June 28, 2013, and recognized the effective portion of the change in fair value as part of other comprehensive income, with the ineffective portion, which was insignificant, recognized in earnings. In December 2007, the Company repaid Senior Promissory Notes due on June 28, 2013, terminated this swap, and recorded a charge of $0.4 million in interest expense related to the termination of this swap.

While current interest rates on instruments similar to the Company’s debt are higher, the short-term nature and low balance of the Company’s debt cause the carrying value of such debt to approximate fair value at December 31, 2008 and 2007.

9. INCOME TAXES

The income tax provision in the Consolidated Statements of Income is as follows for the years ended December 31, (in thousands):

	2008	2007	2006
Current:
Federal	$7,312	$20,774	$15,284
State	2,176	4,291	3,734
Total Current	9,488	25,065	19,018
Deferred:
Federal	(1,721)	(1,137)	807
State	(424)	(351)	(154)
Total Deferred	(2,145)	(1,488)	653
Total income tax provision	$7,343	$23,577	$19,671

The provision for income taxes differs from the amount computed by applying the Federal statutory rate to income before income taxes for the following reasons for the years ended December 31, (in thousands):

	2008	2007	2006

Income tax at Federal statutory rate	$6,657	$22,171	$17,743
State income taxes, net of Federal income tax benefit	1,139	2,561	2,327
Non-deductible expenses	169	135	197
Manufacturing credit pursuant to Jobs Creation Act	(407)	(1,123)	(443)
Tax free interest income	(7)	(277)	-
Other	(208)	110	(153)
Provision for income taxes	$7,343	$23,577	$19,671

Included in prepaid expenses and other current assets are federal overpayments of $2.2 million at December 31, 2008. Included in accrued expenses and other current liabilities are federal income taxes payable of $1.0 million at December 31, 2007. Included in accrued expenses and other current liabilities are state income taxes payable of $5.6 million and $6.4 million at December 31, 2008 and 2007, respectively.

Net deferred tax assets are classified in the Consolidated Balance Sheets as follows at December 31, (in thousands):

	2008	2007

Prepaid expenses and other current assets	$9,436	$7,171
Other long-term assets	306	118
	$9,742	$7,289

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, (in thousands):

	2008	2007
Deferred tax assets:
Employee benefits	$3,765	$2,919
Goodwill and other intangible assets	2,741	1,514
Inventories	1,759	1,330
Post retirement	1,474	327
Deferred compensation	1,270	1,452
Accrued insurance	996	1,179
Accounts receivable	758	596
Other	1,812	1,603
Total deferred tax assets	14,575	10,920
Deferred tax liabilities:
Fixed assets	4,833	3,607
Other	-	24
Total deferred tax liabilities	4,833	3,631
Net deferred tax asset	$9,742	$7,289

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2008 will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and future taxable income.

Tax benefits on stock option exercises of $0.1 million, $1.9 million and $1.6 million were credited directly to stockholders' equity for 2008, 2007 and 2006, respectively, relating to tax benefits which exceeded the compensation cost for stock options recognized in the Consolidated Financial Statements.

At December 31, 2008, the Company had deferred tax assets of $3.1 million related to unexercised stock options. Due to the current recession and related declines in the RV and manufactured housing industries, the Company’s stock price at December 31, 2008 was below the exercise price of nearly all unexercised stock options. If the stock price remains below the exercise price of these stock options, the related deferred tax assets will not be realized. The reversal of such deferred tax assets will be recorded as a reduction of stockholders' equity, to the extent there are available excess tax benefits from prior stock option exercises, with any remaining deficiency recorded as additional income tax expense in the Consolidated Statements of Income. At December 31, 2008 the available excess tax benefits from prior stock option exercises in stockholders' equity was $11.2 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31, (in thousands):

	2008	2007
Balance at beginning of period	$4,829	$3,752
Additions for tax positions of prior years	819	373
Additions based on tax positions
related to the current year	363	791
Expiration of statute of limitations	(229)	(87)
Balance at end of period	$5,782	$4,829

The total amount of unrecognized tax benefits, net of Federal income tax benefits, of $3.8 million and $3.2 million at December 31, 2008 and 2007, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

In addition, the total amount of accrued interest and penalties related to taxes was $1.0 million, $1.3 million and $0.9 million at December 31, 2008, 2007 and 2006, respectively.

The Company periodically undergoes examinations by the IRS, as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. During the third quarter of 2008, the IRS completed an audit of the Company’s 2005 federal tax return, and found no changes. For federal income tax purposes, the tax years 2006 through 2007 remain subject to examination.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008. In November 2008, the Company and the Indiana Department of Revenue reached an agreement in principle to settle tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million, subject to final documentation. This amount has been fully reserved, and is expected to be paid in the first half of 2009.

The Company has assessed its risks associated with all tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2009. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2008, would not be material to the Company’s financial position or annual results of operations.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2008 are summarized as follows (in thousands):

2009	$5,474
2010	4,482
2011	3,807
2012	2,558
2013	1,258
Thereafter	659
Total minimum lease payments	$18,238

Rent expense for operating leases was $6.6 million, $6.1 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employment Agreements

At December 31, 2008 the Company had employment contracts with fifteen of its employees and three consultants, which expire on various dates through 2013. The minimum commitments under these contracts are $4.1 million in 2009, $3.7 million in 2010, $1.9 million in 2011, and $0.1 million in 2012 and 2013. Included in these minimum commitments are certain amounts payable to two retired senior executives which have been accrued as of December 31, 2008. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding executive retirement charges.

Included in the foregoing are contracts with four employees which provided for incentives to be paid based on a percentage of profits, as defined. Subsequent to December 31, 2008, the contract with one of these employees was cancelled. In addition, the contracts with the remaining three employees were replaced, and along with the Company’s new Chief Executive Officer, new contracts were entered into which provide for incentive compensation to be paid based on a percentage of profits, as well as the Company’s financial performance as compared to the RV, manufactured housing and related industries, as defined.

Royalty

In February 2003, the Company entered into an agreement for a non-exclusive license for certain patents related to slide-out systems. Royalties are payable as a percentage of sales of certain slide-out systems produced by the Company, with initial minimum annual royalties, including $1.3 million in 2006. The agreement also provides for the Company to pay a royalty of 1 percent on sales of certain slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5.0 million. The expense related to this royalty agreement of $0.2 million and $0.4 million for 2008 and 2007, respectively, is classified in the Consolidated Statements of Income in Cost of Sales. Aggregate payments subsequent to December 31, 2008 can not exceed $4.4 million.

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

On June 25, 2008, plaintiffs filed a renewed motion for class certification. On October 20, 2008, the Court again denied certification of a class, without prejudice, which allowed plaintiffs to file a new motion for certification if plaintiffs are able to satisfy the Court’s concerns over the viability of plaintiffs’ case. Plaintiffs filed a third motion for class certification on December 23, 2008. Defendants’ initial motion seeking summary judgment against plaintiffs’ case, which was withdrawn pending further discovery, was supplemented and refiled on December 23, 2008.  A hearing on was held on for March 2, 2009, but a decision by the court has not yet been received.

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

Based on the foregoing investigation and testing, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims.

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

If plaintiffs’ motion for class certification is granted, and defendants’ motion for summary judgment is denied, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2008, would not be material to the Company’s financial position or annual results of operations.

Sale-Leaseback

In April 2008, the Company sold for $3.1 million a mortgage note it had received in a 2006 sale of a facility, which note had been in default. In connection with the collection of this $3.1 million in cash, the Company recorded a gain of $2.1 million during 2008. This gain is classified in selling, general, and administrative expenses in the Consolidated Statements of Income.

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at 26 facilities and reduced staff levels. The severance and operational relocation costs incurred by the Company were not significant. The Company operated 29 facilities at December 31, 2008, and is continuing to explore additional facility consolidation opportunities in 2009.

During 2008, the Company sold seven facilities, and at December 31, 2008, had four vacant facilities and vacant land listed for sale, with an aggregate carrying value of $5.9 million, classified in other assets in the Consolidated Balance Sheets. One of the facilities is under contract to be sold in 2009 at its carrying value of $0.4 million.

To reflect the net gains on the sold facilities and the write-downs to estimated fair value of facilities to be sold, the Company recorded a net gain of $1.9 million in 2008. For similar items, the Company recorded a net gain of less than $0.1 million in 2007, and a net gain of $1.1 million in 2006.

Effective in the third quarter of 2008, gains or losses on sold manufacturing facilities and charges for write-downs to estimated current fair value of manufacturing facilities to be sold have been reclassified from cost of goods sold to selling, general, and administrative expenses in the Consolidated Statements of Income. Prior periods have been reclassified to conform to this presentation.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In 2008, 2007 and 2006, the Company received scheduled payments of principal and interest, which had been previously fully reserved. Therefore, the Company recorded a pre-tax gain of $0.8 million, $0.8 million, and $0.7 million in 2008, 2007 and 2006, respectively. The balance of the note was $1.0 million at December 31, 2008, which is fully reserved. The Company did not receive the final scheduled payment in January 2009, however in February 2009, the Company received a payment of $0.1 million, and is currently attempting to collect the balance due.

11. STOCKHOLDERS' EQUITY

Stock-Based Awards

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended (the “2002 Equity Plan”), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted or deferred stock, and deferred stock units. The number of shares available for granting awards under the 2002 Equity Plan was 346,921 and 323,816 at December 31, 2008 and 2007, respectively. At the Annual Meeting of Stockholders held in May 2008, stockholders approved an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 500,000 shares. The stockholders also ratified an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 30,000,000 shares to 50,000,000. At the Annual Meeting of Stockholders to be held on May 20, 2009, there will be proposed for stockholder approval an amendment to the 2002 Equity Plan increasing the number of shares available for awards by 750,000 shares.

The 2002 Equity Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Under the 2002 Equity Plan, the Compensation Committee of Drew’s Board of Directors (the “Committee”) determines the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant. The number of shares available under the 2002 Equity Plan, and the exercise price of stock options granted under the 2002 Equity Plan, are subject to adjustments by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate actions.

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

The Company had historically granted stock options to employees in November every other year and to Directors every year in December. In 2008 the Company began granting stock options to employees on an annual basis. Outstanding stock options expire six years from the date of grant, and vest over service periods of one year for Directors and five years for employees.

Transactions in stock options under the 2002 Equity Plan are summarized as follows:

			Weighted
			Average
	Number of	Stock Option	Exercise
	Option Shares	Exercise Price	Price
Outstanding at December 31, 2005	1,578,460	$4.55 – $28.71	$17.78
Granted	45,000	$26.39	26.39
Exercised	(197,480)	$4.55 – $16.16	8.97
Forfeited	(61,900)	$4.55 – $28.33	18.15
Outstanding at December 31, 2006	1,364,080	$4.55 – $28.71	19.33
Granted	586,000	$28.09 – $32.61	32.32
Exercised	(248,840)	$4.55 – $28.71	10.10
Forfeited	(41,600)	$12.78 – $28.33	24.84
Outstanding at December 31, 2007	1,659,640	$7.88 – $32.61	25.16
Granted	515,500	$11.59 – $14.22	11.92
Exercised	(38,200)	$7.88 – $12.78	8.93
Forfeited	(60,600)	$12.78 – $32.61	26.18
Outstanding at December 31, 2008	2,076,340	$11.59 – $32.61	$22.14
Exercisable at December 31, 2008	932,480	$12.78 – $32.61	$21.69

The total intrinsic value, defined as the excess of market value over the exercise price, of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $6.1 million and $3.8 million, respectively.The Company received cash of $0.3 million, $2.5 million and $1.8 million for years ended December 31, 2008, 2007 and 2006, respectively, upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $0.1 million, $1.9 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2007 there were 626,400 options exercisable at a weighted average exercise price of $19.40.

The following table summarizes information about stock options outstanding at December 31, 2008:

Option		Option
Exercise	Shares	Remaining	Shares
Price	Outstanding	Life (Years)	Exercisable
$12.78	356,700	0.9	356,700
$13.80	30,000	1.0	30,000
$16.15	40,000	2.0	40,000
$16.16	12,000	1.9	9,000
$28.33	473,640	2.9	277,080
$28.71	37,500	3.0	37,500
$26.39	37,500	4.0	37,500
$32.61	536,000	4.9	107,200
$28.09	37,500	5.0	37,500
$11.59	449,000	5.9	-
$13.03	4,000	5.9	-
$14.22	62,500	6.0	-

At December 31, 2008, the aggregate intrinsic value was $0.2 million for outstanding in-the-money stock options and there were no exercisable in-the-money stock options. The weighted average remaining contractual term was 3.8 years for all outstanding stock options and 2.4 years for all exercisable stock options.

As of December 31, 2008, there was $9.1 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average remaining period of 3.5 years.

In 2008, 2007 and 2006 pursuant to the 2002 Equity Plan, certain non-employee directors elected to receive deferred stock units in lieu of cash fees. The number of deferred stock units issued was determined by dividing 115 percent of the fee earned by the closing price of the Common Stock on the date the fees were earned. Deferred stock units are 100 percent vested upon issuance.

Transactions in deferred stock units under the 2002 Equity Plan are summarized as follows:

		Stock Price
	Number of	at Date
	Shares	of Issuance
Outstanding at December 31, 2005	59,506
Issued	9,451	$25.01 – $37.35
Exercised	(2,460)	$13.90 – $29.95
Outstanding at December 31, 2006	66,497	$6.87 – $37.35
Issued	10,589	$26.01 – $43.02
Exercised	(1,089)	$7.61 – $12.78
Outstanding at December 31, 2007	75,997	$6.87 – $43.02
Issued	21,995	$11.59 – $27.40
Exercised	(880)	$25.01 – $37.35
Outstanding at December 31, 2008	97,112	$6.87 – $43.02

Beginning in 2009, a portion of certain senior executives’ salary or incentive compensation will be paid in deferred stock units in lieu of cash compensation at 100 percent.

In 2006, the Company issued 10,868 shares of restricted stock in accordance with the performance-based incentive compensation of an employee, pursuant to an employment agreement.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31,:

	2008	2007	2006
Weighted average shares outstanding for
basic earnings per share	21,808,073	21,892,656	21,619,455
Common stock equivalents pertaining to
stock options	109,048	233,244	247,542
Total for diluted shares	21,917,121	22,125,900	21,866,997

The weighted average diluted shares outstanding for the year ended December 31, 2008 and 2007, excludes the dilutive effect of 1,392,440 and 146,500 stock options, respectively, as to include them in the calculation of total diluted shares would have been anti-dilutive. For 2006, all stock options were included.

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock, of which 447,400 shares have been repurchased at an average price of $18.58 per share, or $8.3 million in total.  The aggregate cost of repurchases during the year was funded from the Company’s available cash. The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present due to the current economic conditions, the Company believes it is prudent to conserve cash, and does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year ended December 31, 2008
Net sales	$159,148	$150,523	$124,274	$76,561	$510,506
Gross profit	36,579	36,804	24,982	9,141	107,506
Income (loss) before income taxes	14,895	15,310	4,207	(15,391)	19,021
Net income (loss)	$9,105	$9,190	$2,593	$(9,210)	$11,678
Net income (loss) per common share:
Basic	$0.41	$0.42	$0.12	$(0.43)	$0.54
Diluted	$0.41	$0.42	$0.12	$(0.43)	$0.53

Stock market price
High	$28.69	$26.81	$20.58	$16.05	$28.69
Low	$21.47	$15.95	$14.80	$9.65	$9.65
Close (at end of quarter)	$24.46	$15.95	$17.11	$12.00	$12.00

Year ended December 31, 2007
Net sales	$172,944	$184,456	$173,410	$137,815	$668,625
Gross profit	39,887	46,750	41,456	30,657	158,750
Income before income taxes	15,642	20,344	17,810	9,548	63,344
Net income	$9,589	$12,562	$11,133	$6,483	$39,767
Net income per common share:
Basic	$0.44	$0.57	$0.51	$0.29	$1.82
Diluted	$0.44	$0.57	$0.50	$0.29	$1.80

Stock market price
High	$30.72	$35.29	$41.98	$44.18	$44.18
Low	$24.26	$28.21	$32.86	$26.75	$24.26
Close (at end of quarter)	$28.68	$33.14	$40.68	$27.40	$27.40

The sum of per share amounts for the four quarters may not equal the total per share amounts for the year as a result of changes in the weighted average common shares outstanding or rounding.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its disclosure controls and procedures to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

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

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the Consolidated Financial Statements, as well as to safeguard assets from unauthorized use or disposition. The Company continually evaluates its system of internal control over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Guidelines for Business Conduct. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued their report, on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

/s/ Fredric M. Zinn	/s/ Joseph S. Giordano III
President and	Chief Financial Officer and
Chief Executive Officer	Treasurer

(b)           Report of the Independent Registered Public Accounting Firm.

The report of the independent registered public accounting firm is included in Item 8. “Financial Statements and Supplementary Data.”

(c)           Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, one of the Company’s subsidiaries installed enterprise resource planning (“ERP”) software and subsequently implemented certain functions of the ERP software. Over the last few years, the internal controls of the Company have incrementally been strengthened due both to the ERP software and business process changes. The Company anticipates that it will continue to implement certain additional functionalities of the ERP software to further strengthen the Company’s internal control.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1.  Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2009.  (The “2009 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2009 Proxy Statement.

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

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors – Executive Compensation” and “Director Compensation” in the Company’s 2009 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2009 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Proposal 1. Election of Directors – Transactions with Related Persons” and “Proposal 1. Election of Directors – Corporate Governance and Related Matters – Board of Directors” in the Company’s 2009 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 4.  Appointment of Auditors” in the Company’s 2009 Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Documents Filed:

(1)	Financial Statements.
(2)          Exhibits.  See Item 15 (b) – “List of Exhibits” incorporated herein by reference.

(b)           Exhibits – List of Exhibits.

Exhibit Number	Description
3	Articles of Incorporation and By-laws.

3.1	Drew Industries Incorporated Restated Certificate of Incorporation.
3.2	Drew Industries Incorporated By-laws, as amended.

Exhibit 3.1 is incorporated by reference to Exhibit III to the Proxy Statement-Prospectus constituting Part I of the Drew National Corporation and Drew Industries Incorporated Registration Statement on Form S-14 (Registration No. 2-94693).

Exhibit 3.2 is incorporated by reference to the Exhibit bearing the same number included in the Company’s Form 8-K filed on November 19, 2008.

10	Material Contracts.

10.194*	Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended.

10.195	License Agreement, dated February 28, 2003, by and among Versa Technologies, Inc., VT Holdings II, Inc. and Engineered Solutions LP, and Lippert Components, Inc.

10.197*	Amended Change of Control Agreement by and between Fredric M. Zinn and Registrant, dated March 3, 2006, as amended on July 18, 2006 and December 23, 2008.

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

10.214*	Amended and Restated Employment Agreement between Registrant and David L. Webster, dated February 17, 2005.

10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors.

10.222*	Employment Agreement by and between Lippert Components, Inc. and Jason D. Lippert, effective January 1, 2006, as amended and supplemented.

10.223*	Amended Change of Control Agreement by and between Harvey F. Milman and Registrant, dated March 3, 2006, as amended on July 18, 2006 and December 23, 2008.

10.224*	Memorandum to Leigh J. Abrams from the Compensation Committee of the Board of Directors dated November 14, 2007.

10.230
Second Amendment to Amended and Restated Credit Agreement dated as of March 10, 2006 by and among Kinro, Inc., Lippert Components, Inc., KeyBank, National Association, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent.

10.231*	Executive Non-Qualified Deferred Compensation Plan, as amended.

10.232*	Compensation Memorandum of Lippert Components Manufacturing, Inc. to Scott T. Mereness dated January 30, 2008.

10.233
Second Amended and Restated Credit Agreement dated as of November 25, 2008 by and among Kinro, Inc., Lippert Components, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank, N.A. individually and as Documentation Agent.

10.234
Second Amended and Restated Subsidiary Guarantee Agreement dated as of November 25, 2008 by and among Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, Lippert Components Texas Limited Partnership, BBD Realty Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., Trailair, Inc., Coil Clip, Inc., Zieman Manufacturing Company, with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.

10.235
Second Amended and Restated Company Guarantee Agreement dated as of November 25, 2008 by and among Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.

10.236
Second Amended and Restated Subordination Agreement dated as of November 25, 2008 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Lippert Components, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Coil Clip, Inc., Zieman Manufacturing Company, Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, BBD Realty Texas Limited Partnership, Lippert Components Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., Trailair, Inc, with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.237
Second Amended and Restated Pledge and Security Agreement dated as of November 25, 2008 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Components, Inc., Lippert Holding, Inc., with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.238
Second Amended and Restated Revolving Credit Note dated as of November 25, 2008 by and among Kinro, Inc., Lippert Components, Inc., payable to the order of JPMorgan Chase Bank, N.A. in the principal amount of Thirty Million ($30,000,000) Dollars.

10.239
Revolving Credit Note dated as of November 25, 2008 by and among Kinro, Inc., Lippert Components, Inc., payable to the order of Wells Fargo Bank, N.A. in the principal amount of Twenty Million ($20,000,000) Dollars.

10.240
Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 25, 2008 by and among Prudential Investment Management, Inc. and Affiliates, and Kinro, Inc. and Lippert Components, Inc., guaranteed by Drew Industries Incorporated.

10.241	Form of Fixed Rate Shelf Note.

10.242	Form of Floating Rate Shelf Note.

10.243
Confirmation, Reaffirmation and Amendment of Parent Guarantee Agreement dated as of November 25, 2008 by and among Drew Industries Incorporated, Prudential Investment Management, Inc. and the Noteholders listed thereto.

10.244
Confirmation, Reaffirmation and Amendment of Subsidiary Guaranty dated as of November 25, 2008 by and among Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, Lippert Components Texas Limited Partnership, BBD Realty Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., Coil Clip, Inc., Zieman Manufacturing Company, with and in favor of Prudential Investment Management, Inc. and Affiliates and the Noteholders listed thereto.

10.245
Amended and Restated Intercreditor Agreement dated as of November 25, 2008 by and among Prudential Investment Management, Inc. and Affiliates, JPMorgan Bank, N.A. (as Lender), Wells Fargo, N.A. (as Lender), and JPMorgan Bank, N.A. (as Administrative Agent, Collateral Agent and Trustee).

10.246
Confirmation, Reaffirmation and Amendment of Subordination Agreement dated as of November 25, 2008 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Lippert Components, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Coil Clip, Inc., Zieman Manufacturing Company, Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, BBD Realty Texas Limited Partnership, Lippert Components Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., with and in favor of Prudential Investment Management, Inc. and Affiliates.

10.247
Confirmation, Reaffirmation and Amendment of Pledge Agreement dated as of November 25, 2008 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Components, Inc., Lippert Holding, Inc. in favor of JPMorgan Chase Bank, N.A. as trustee.

10.248
Collateralized Trust Agreement dated as of November 25, 2008 by and among Kinro, Inc., Lippert Components, Inc., Prudential Investment Management, Inc. and Affiliates and JPMorgan Chase Bank, N.A. as security trustee for the Noteholders.

10.249*	Amended Change of Control Agreement by and between Joseph S. Giordano III and Registrant dated July 18, 2006, as amended on December 23, 2008.

10.250*	Amended Change of Control Agreement by and between Christopher L. Smith and Registrant dated July 17, 2006, as amended on December 23, 2008 and March 5, 2009.
__________________________________
*Denotes a compensatory plan or arrangement.

Exhibit 10.194 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 8, 2009.

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

Exhibit 10.222 is incorporated by reference to Exhibit 10.1 included in the Company’s Forms 8-K filed on October 11, 2005 and January 18, 2008, and the Company’s Form 8-K filed on April 19, 2007.

Exhibit 10.224 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on November 19, 2007.

Exhibits 10.197 and 10.223 are incorporated by reference to Exhibits 10.1-10.2 included in the Company’s Form 8-K filed on January 8, 2009.

Exhibit 10.230 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on March 14, 2006.

Exhibit 10.231 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on January 9, 2009.

Exhibit 10.232 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on February 1, 2008.

Exhibits 10.233 – 10.248 are incorporated by reference to Exhibits 10.1 - 10.16 included in the Company’s Form 8-K filed on December 2, 2008.

Exhibit 10.249 is incorporated by reference to Exhibits 10.3 included in the Company’s Form 8-K filed on January 8, 2009.

Exhibit 10.250 is incorporated by reference to Exhibit 10.4 included in the Company’s Form 8-K filed on January 8, 2009 and to Exhibit 10.1 included in the Company’s Form 8-K filed on March 6, 2009.

14	Code of Ethics.
14.1	Code of Ethics for Senior Financial Officers. Exhibit 14.1 is incorporated by reference to Exhibit 14 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Guidelines for Business Conduct. Exhibit 14.2 is filed herewith.
21	Subsidiaries of the Registrant. Exhibit 21 is filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Exhibit 23 is filed herewith.

24	Powers of Attorney. Powers of Attorney of persons signing this Report are included as part of this Report.
31	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer.
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer.
32	Section 1350 Certifications.
32.1	Section 1350 Certificate of Chief Executive Officer.
32.2	Section 1350 Certificate of Chief Financial Officer.

Exhibits 31.1 - 32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2009	DREW INDUSTRIES INCORPORATED

	By:	/s/ Fredric M. Zinn
Fredric M. Zinn, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Each person whose signature appears below hereby authorizes Fredric M. Zinn and Joseph S. Giordano III, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints  Fredric M. Zinn and Joseph S. Giordano III, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.

Date	Signature		Title

March 12, 2009	By:	/s/ Fredric M. Zinn	Director, President and
	(Fredric M. Zinn)		Chief Executive Officer

March 12, 2009	By:	/s/ Joseph S. Giordano III	Chief Financial Officer and Treasurer
(Joseph S. Giordano III)

March 12, 2009	By:	/s/ Christopher L. Smith	Corporate Controller
(Christopher L. Smith)

March 12, 2009	By:	/s/ Edward W. Rose III	Lead Director
(Edward W. Rose III)

March 12, 2009	By:	/s/ Leigh J. Abrams	Chairman of the Board of Directors
(Leigh J. Abrams)

March 12, 2009	By:	/s/ James F. Gero	Director
(James F. Gero)

March 12, 2009	By:	/s/ Frederick B. Hegi, Jr.	Director
(Frederick B. Hegi, Jr.)

March 12, 2009	By:	/s/ David A. Reed	Director
(David A. Reed)

March 12, 2009	By:	/s/ John B. Lowe, Jr.	Director
(John B. Lowe, Jr.)

March 12, 2009	By:	/s/ Jason D. Lippert	Director
(Jason D. Lippert)