Form 10-Q
period 2009-03-31
DREW INDUSTRIES INC
filed 2009-05-08
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  0-13646

DREW INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Mamaroneck Avenue, White Plains, NY 10601
(Address of principal executive offices)  (Zip Code)

(914) 428-9098
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)   N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,575,533 shares of common stock as of April 30, 2009.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

(UNAUDITED)

Page
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-16

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-31

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	32

Item 4 - CONTROLS AND PROCEDURES	33

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	34-35

Item 1A - RISK FACTORS	35

Item 6 - EXHIBITS	35-36

SIGNATURES	37

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
(In thousands, except per share amounts)

Net sales	$71,019		$159,148
Cost of sales	65,193		122,569
Gross profit	5,826		36,579
Selling, general and administrative expenses	17,250		22,248
Goodwill impairment	45,040		-
Other (income)	(200)		(646)
Operating (loss) profit	(56,264)		14,977
Interest expense, net	200		82
(Loss) income before income taxes	(56,464)		14,895
(Benefit) provision for income taxes	(19,762)		5,790
Net (loss) income	$(36,702)		$9,105

Net (loss) income per common share:
Basic	$(1.70)	$	. 41
Diluted	$(1.70)	$	. 41

Weighted average common shares outstanding:
Basic	21,643		22,014
Diluted	21,643		22,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2009	2008	2008
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$14,326	$50,414	$8,692
Accounts receivable, trade, less allowances	17,141	33,739	7,913
Inventories	75,098	87,198	93,934
Prepaid expenses and other current assets	18,470	11,061	16,556

Total current assets	125,035	182,412	127,095

Fixed assets, net	86,813	96,625	88,731
Goodwill	-	39,591	44,113
Other intangible assets	41,430	31,577	42,787
Other assets	21,324	11,786	8,632

Total assets	$274,602	$361,991	$311,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of
long-term indebtedness	$4,602	$8,750	$5,833
Accounts payable, trade	7,191	23,690	4,660
Accrued expenses and other current liabilities	30,058	46,484	32,224

Total current liabilities	41,851	78,924	42,717

Long-term indebtedness	1,825	15,600	2,850
Other long-term liabilities	7,387	5,896	6,913

Total liabilities	51,063	100,420	52,480

Stockholders’ equity
Common stock, par value $.01 per share: authorized
50,000,000 shares; issued 24,172,258 shares at March 2009,
24,087,654 shares at March 2008 and 24,122,054 at
December 2008	242	241	241
Paid-in capital	66,316	61,925	64,954
Retained earnings	184,781	218,910	221,483
Accumulated other comprehensive loss	-	(38)	-
	251,339	281,038	286,678
Treasury stock, at cost - 2,596,725 shares at March 2009
and December 2008, 2,149,325 shares at March 2008	(27,800)	(19,467)	(27,800)
Total stockholders’ equity	223,539	261,571	258,878

Total liabilities and stockholders’ equity	$274,602	$361,991	$311,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Cash flows from operating activities:
Net (loss) income	$(36,702)	$9,105
Adjustments to reconcile net (loss) income to cash flows provided by
(used for) operating activities:
Depreciation and amortization	5,070	4,087
Deferred taxes	(15,660)	-
Loss (gain) on disposal of fixed assets	584	(1,040)
Stock-based compensation expense	1,363	945
Goodwill impairment	45,040	-
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(9,228)	(17,999)
Inventories	18,836	(10,919)
Prepaid expenses and other assets	(847)	639
Accounts payable, accrued expenses and other liabilities	(82)	9,069
Net cash flows provided by (used for) operating activities	8,374	(6,113)

Cash flows from investing activities:
Capital expenditures	(530)	(1,201)
Acquisition of businesses	-	(44)
Proceeds from sales of fixed assets	65	4,416
Other investments	(2)	(6)
Net cash flows (used for) provided by investing activities	(467)	3,165

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	5,775	-
Repayments under line of credit and other borrowings	(8,031)	(2,912)
Exercise of stock options	-	61
Other financing activities	(17)	-
Net cash flows used for financing activities	(2,273)	(2,851)

Net increase (decrease) in cash	5,634	(5,799)

Cash and cash equivalents at beginning of period	8,692	56,213
Cash and cash equivalents at end of period	$14,326	$50,414

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on debt	$184	$342
Income taxes, net of refunds	$354	$443

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2008	$241	$64,954	$221,483	$(27,800)	$258,878
Net loss for the three months ended March 31, 2009	-	-	(36,702)	-	(36,702)
Issuance of 50,204 shares of common stock pursuant to deferred stock units	1	(1)	-	-	-
Stock-based compensation expense	-	1,363	-	-	1,363

Balance - March 31, 2009	$242	$66,316	$184,781	$(27,800)	$223,539

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

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 74 percent and 78 percent of consolidated net sales for the three month periods ended March 31, 2009 and 2008, respectively, manufactures a variety of products used primarily in the production of RVs, including:

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 26 percent and 22 percent of consolidated net sales for the three month periods ended March 31, 2009 and 2008, respectively, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income (loss) before interest, amortization of intangibles, corporate expenses, other items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2008 Annual Report on Form 10-K.

Information relating to segments follows for the three months ended March 31, (in thousands):

	2009	2008

Net sales:
RV Segment	$52,280	$123,955
MH Segment	18,739	35,193
Total	$71,019	$159,148

Operating (loss) profit:
RV Segment	$(4,662)	$14,254
MH Segment	(2,023)	2,510
Total segment operating (loss) profit	(6,685)	16,764
Amortization of intangibles	(1,389)	(1,053)
Corporate	(1,530)	(1,950)
Goodwill impairment	(45,040)	-
Other items	(1,620)	1,216
Total operating (loss) profit	$(56,264)	$14,977

3.	Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets, as described in SFAS No. 142.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry shipments of RVs and manufactured homes, the Company conducted an impairment analysis of the goodwill of each of its reporting units in the first quarter of 2009.  The fair value of each reporting unit was estimated with a discounted cash flow model utilizing internal forecasts and observable market data to the extent available, to estimate future cash flows.  The forecast included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for each reporting unit.

At March 31, 2009, the discount rate used in the discounted cash flow model prepared for the goodwill impairment analysis was approximately 16.5 percent, derived by applying the weighted average cost of capital model which weights the cost of debt and equity financing.  The Company also considered the relationship of debt to equity of other companies similar to the respective reporting units, the risks and uncertainty inherent in the markets generally and in the Company’s internally developed forecasts.

Based on the analysis, the carrying value of the RV and manufactured housing reporting units exceeded their fair value.  As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and intangible assets, except goodwill.  The results of the second step implied that the fair value of goodwill was zero, therefore the Company recorded a non-cash impairment charge to write-off the entire $45.0 million of goodwill of these reporting units.

The non-cash goodwill impairment charge is largely the result of uncertainties in the economy, and in the RV and manufactured housing industries, as well as a substantial increase during the first quarter of 2009 in the discount rate used to determine the present value of projected cash flows.

Estimating the fair value of reporting units, and the reporting unit’s asset and liabilities, involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results.

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - December 31, 2008	$9,251	$34,862	$44,113
Adjustments related to Seating Technologies, acquired July 1, 2008	-	927	927
Impairment charge	(9,251)	(35,789)	(45,040)
Balance - March 31, 2009	$-	$-	$-

In addition, the Company reviewed the recoverability of other intangible assets and other long-lived assets, and determined that there was no impairment.  However, the Company will continue to monitor these assets for potential impairment, as a continued downturn in the RV or manufactured housing industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At March 31, 2009, all but $0.1 million of the Company’s cash balances were in fully FDIC insured accounts, and the Company did not have any investments. Investments, which were in high-quality, short-term money market instruments issued and payable in U.S funds, are recorded at cost which approximates fair value, and were $46.2 million at March 31, 2008 and $3.8 million at December 31, 2008.

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	March 31,		December 31,
	2009	2008	2008

Finished goods	$9,332	$13,343	$10,801
Work in process	2,553	3,228	2,946
Raw material	63,213	70,627	80,187
Total	$75,098	$87,198	$93,934

6.	Long-Term Indebtedness

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At March 31, 2009, the Company had $7.6 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates (“Prudential”), of which $5.0 million is outstanding at March 31, 2009. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Note. Prudential has no obligation to purchase the Notes. Interest payable on the Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The shelf-loan facility expires November 25, 2011.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA; provided however, that if the Company’s trailing twelve-month EBITDA declines to less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA declined to less than $50 million at March 31, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $23.3 million. However, due to the current cash position, and the cash expected to be generated over the balance of 2009, it is anticipated that this restriction will not affect the Company.

  Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At March 31, 2009, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

Borrowings under both the line of credit and the shelf-loan facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Long-term indebtedness consists of the following (dollars in thousands):

	March 31,		December 31,
	2009	2008	2008
Senior Promissory Notes payable at the rate of $1,000 per
quarter on January 29, April 29, July 29 and October 29,
with interest payable quarterly at the rate of 5.01% per
annum, final payment to be made on April 29, 2010	$5,000	$9,000	$6,000
Notes payable pursuant to a Credit Agreement
with interest at prime rate or LIBOR plus a rate
margin based upon the Company’s performance	-	7,000	-
Industrial Revenue Bonds, interest rates at March 31, 2009
of 2.69% to 4.68%, due 2009 through 2017; secured by
certain real estate and equipment	1,427	5,120	1,662
Other loans primarily secured by certain real estate and
equipment, with fixed interest rates	-	3,230	1,021
	6,427	24,350	8,683
Less current portion	4,602	8,750	5,833

Total long-term indebtedness	$1,825	$15,600	$2,850

The weighted average interest rate for the Company’s indebtedness was 4.65 percent at March 31, 2009.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Stockholders’ Equity

The Company’s Restated Certificate of Incorporation currently authorizes the issuance of 50 million shares of Common Stock, par value $0.01 per share. At the Annual Meeting of Stockholders to be held on May 20, 2009, there will be presented to stockholders a proposal to approve the adoption of an amendment to the Company’s Restated Certificate of Incorporation to decrease the number of shares of common stock authorized for issuance by 20 million shares.  There will also be presented to stockholders a proposal to approve the adoption of an amendment to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan to increase the number of shares subject to awards by 900,000 shares.

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock, of which 447,400 shares were repurchased in 2008.  The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present, due to current economic conditions, the Company believes it is prudent to conserve cash, and does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):

	2009	2008
Weighted average shares outstanding for basic earnings per share	21,643	22,014
Common stock equivalents pertaining to stock options	-	165
Total for diluted shares	21,643	22,179

The weighted average diluted shares outstanding for the three months ended March 31, 2009 and 2008, respectively, excludes the effect of 1,981,740 and 1,168,940 stock options, respectively, as to include them in the calculation of total diluted shares would have been anti-dilutive.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008.  In November 2008, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million. This amount was fully reserved prior to 2009, and was paid in April of 2009.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2009, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In January 2008, the Company received a scheduled payment of principal and interest of $0.8 million, which had been previously fully reserved, and therefore recorded a pre-tax gain. The Company did not receive the final scheduled payment in January 2009; however, in both February and March 2009 the Company received principal payments of $0.1 million, which were previously fully reserved, and therefore recorded a pre-tax gain of $0.2 million. The Company is currently attempting to collect the balance due of $0.8 million.

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at 27 facilities and reduced staff levels. The severance and operational relocation costs incurred by the Company were not significant. The Company operated 28 facilities at March 31, 2009, and is continuing to explore additional facility consolidation opportunities.

At March 31, 2009, the Company had seven facilities and vacant land listed for sale, with an aggregate carrying value of $8.9 million. One of these facilities, with a carrying value of $0.5 million, was sold at a gain of $0.1 million in April 2009, and another facility is under contract to be sold in the second quarter at its carrying value of $0.4 million. In April 2009, the Company entered into a two year lease at $25,000 per month for one of these facilities, which has a carrying value of $3.0 million. This lease also contains an option for the lessee to purchase the facility for $3.4 million.

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

During the first quarter of 2009, the Company reviewed the recoverability of other intangible assets and other long-lived assets, and determined that there was no impairment.  However, the Company will continue to monitor these assets for potential impairment, as a continued downturn in the RV, marine and leisure or manufactured housing industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

9.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2009, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. The SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 requires the following fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) for identical assets and liabilities in active markets that the Company has the ability to access at the measurement date.

•
Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	Level 3 - Values determined by models, significant inputs to which are unobservable and are primarily based on internally derived assumptions regarding the timing and amount of expected cash flows.

            Long-lived assets, including goodwill and other intangible assets, may be measured at fair value if such assets are held for sale or if there is a determination that the asset is impaired. The determination of fair value is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets, broker quotes and independent appraisals, as appropriate under SFAS 157.

Because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry shipments of RVs and manufactured homes, the Company conducted an impairment analysis of its goodwill in the first quarter of 2009, and recorded a non-cash impairment charge of $45.0 million.  This evaluation was completed using Level 3 inputs.  See Note 3 to Notes to Condensed Consolidated Financial Statements.

In addition, the Company reviewed the recoverability of facilities and vacant land listed for sale using broker quotes and management’s estimates.  During the first quarter of 2009, an impairment charge of $0.5 million was recorded on three of such properties with a carrying value of $1.7 million at March 31, 2009.  This evaluation was completed using Level 3 inputs.

10.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company adopted the applicable provisions of this standard on January 1, 2009 and 2008, respectively.  See Note 9 to Notes to Condensed Consolidated Financial Statements.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its wholly-owned operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH Segments. At March 31, 2009, the Company operated 28 plants in the United States.

The RV Segment accounted for 74 percent of consolidated net sales for the three months ended March 31, 2009 and 72 percent of the annual consolidated net sales for 2008. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

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
watercraft, snowmobiles and equipment

More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes, as well as sales of specialty trailers and axles for specialty trailers. Travel trailers and fifth-wheel RVs accounted for 78 percent and 74 percent of all RVs shipped by the industry in 2008 and 2007, respectively, up from 61 percent in 2001.

The MH Segment, which accounted for 26 percent of consolidated net sales for the three months ended March 31, 2009 and 28 percent of the annual consolidated net sales for 2008, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use.  RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers). Towable RVs represented 88 percent of the 237,000 RVs produced in 2008, while motorhomes represented the remaining 12 percent of RVs produced. Motorhomes have a significantly higher average retail selling price than towable RVs. The Company sells minimal content for folding camping trailers or truck campers.

During 2008, and continuing into the first quarter of 2009, because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets, retail sales of RVs declined. As a result, RV manufacturers significantly reduced their output, which reduced sales by the Company.  In particular, due to reduced demand, many RV manufacturers temporarily closed a number of production facilities in November 2008, and did not resume production until late January 2009. As a result of these conditions, according to the Recreational Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, declined 61 percent to 24,800 units for the first quarter of 2009, although trends improved slightly during the latter part of the quarter, with March wholesale shipments down 55 percent compared to last March.

While the Company tends to measure its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand, which has declined throughout 2008 and the first quarter of 2009. A comparison of the year over year percentage change in industry-wide wholesale shipments and retail shipments, as reported by Statistical Surveys, Inc., of travel trailers and fifth-wheel RVs is as follows:

	Wholesale	Retail
Quarter ended March 31, 2008	(8)%	(16)%
Quarter ended June 30, 2008	(18)%	(19)%
Quarter ended September 30, 2008	(38)%	(27)%
Quarter ended December 31, 2008	(63)%	(36)%
Quarter ended March 31, 2009	(61)%	(45)%(1)
(1) For first two months of 2009, the latest period for which retail information is available.

Year ended December 31, 2008	(29)%	(23)%
Year ended December 31, 2007	(10)%	4%

Over the past few quarters, retail sales of travel trailers and fifth-wheel RVs did not decline as sharply as industry-wide wholesale shipments, indicating that dealer inventories declined. However, recent RV dealer surveys indicate that inventories, although below year-earlier levels, are still higher than dealers would prefer in this uncertain economic environment and in light of reduced demand and limited credit availability for floor plan financing.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Industry-wide wholesale shipments of motorhomes, components for which represent about 3 percent of Drew’s RV Segment net sales, were down 78 percent during the first quarter of 2009. Retail sales of motorhomes were down 57 percent for the first two months of 2009, the latest period for which retail information is available.

For 2009, the Company anticipates the economy will remain weak. This is expected to cause consumers to be extremely cautious about purchasing discretionary big-ticket items, such as RVs. The RVIA has projected a 43 percent decline in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2009, to 105,300 units. In addition, the demand for larger travel trailer and fifth-wheel RVs, which typically contain more of the Company’s product than smaller units, has experienced a steeper decline. On a positive note, in February 2009, the Federal Reserve indicated that RV consumer and dealer floor-plan loans would be included in the Term Asset-Backed Securities Loan Facility (TALF) under the Troubled Assets Relief Program (TARP).  The Small Business Administration also recently announced the expansion of eligibility to include  RV dealers. The timing and extent of the impact of these stimulus programs cannot be determined at this point.

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

Industry-wide wholesale production of manufactured homes has declined approximately 78 percent since 1998, including a 14 percent decline in 2008, to 81,900 homes. This decade-long decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land). In addition, in the several years leading up to 2008, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, as subprime mortgages were readily available at unrealistic terms for site-built homes.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Institute for Building Technology and Safety (“IBTS”) reported that for the first quarter of 2009, industry-wide wholesale production of manufactured homes decreased 46 percent over the first quarter of 2008. During this period, the size of the average manufactured home also declined. Industry production of smaller single-section manufactured homes (1,100 average square footage) decreased 42 percent during the first quarter of 2009, while production of larger multi-section manufactured homes (1,800 average square footage) declined 48 percent in the same period. As a result, total “floors” produced declined 47 percent during the first quarter of 2009. For the first quarter of 2009, multi-section manufactured homes represented 60 percent of the total manufactured homes produced, down from 63 percent and 68 percent for 2008 and 2007, respectively, and 80 percent in 2003. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The decline in multi-section homes over the past few years was apparently partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home.

The Company believes that long-term growth prospects for manufactured housing are positive because of (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages for site-built homes. In addition, legislation enacted in July 2008 increased Federal Housing Administration (“FHA”) insured lending limits for chattel mortgages for manufactured homes from less than $49,000 to nearly $70,000. The final regulations for the insured lending limits were put into place in March 2009, which could increase demand for new manufactured homes. Further, the American Recovery and Reinvestment Act of 2009 authorizes a tax credit of up to $8,000 for qualified first-time home buyers purchasing a principal residence during 2009. The Company also believes the manufactured housing industry will begin to see a modest recovery once the inventory of foreclosed site-built homes is reduced to a more reasonable level, and Americans begin to look for other affordable housing alternatives. While these factors point to the potential for future growth, because of the current real estate and economic environment, low consumer confidence, and tight credit markets, the Company currently expects industry-wide wholesale production of manufactured homes to continue to decline in 2009.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating (loss) profit are as follows for the three months ended March 31, (in thousands):

	2009	2008

Net sales:
RV Segment	$52,280	$123,955
MH Segment	18,739	35,193
Total net sales	$71,019	$159,148

Operating (loss) profit:
RV Segment	$(4,662)	$14,254
MH Segment	(2,023)	2,510
Total segment operating (loss) profit	(6,685)	16,764
Amortization of intangibles	(1,389)	(1,053)
Corporate	(1,530)	(1,950)
Goodwill impairment	(45,040)	-
Other items	(1,620)	1,216
Total operating (loss) profit	$(56,264)	$14,977

Consolidated Highlights

▪
Excluding the impact of sales price increases and acquisitions, there was a $98 million (62 percent) “organic” decline in net sales in the first quarter of 2009, as compared to the first quarter of 2008, primarily as a result of the 61 percent decline in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs in the first quarter of 2009, as well as a 46 percent decline in industry-wide wholesale production of manufactured homes. In addition, 2009 first quarter sales were negatively affected by the 78 percent decline in industry-wide wholesale shipments of motorhomes, and the severe industry-wide decline in sales of small and medium-sized boats, particularly on the West Coast, for which the Company supplies specialty trailers. Partially offsetting the industry declines during the first quarter of 2009, the Company continued to achieve market share gains, led by recently-introduced products, in particular, suspension products, jack stabilizers and RV entry doors.

▪	The Company incurred a net loss in the first quarter of 2009 due to the sales decline, as well as:

•
A non-cash goodwill impairment charge of $45 million before taxes ($29 million after taxes, or $1.36 per diluted share). The non-cash goodwill impairment charge is largely the result of uncertainties in the economy, and in the RV and manufactured housing industries, as well as a substantial increase during the first quarter of 2009 in the discount rate used to determine the present value of projected cash flows.

•
Extra pre-tax expenses of $4.9 million, which increased the net loss by $3.0 million, or $0.14 per diluted share. These extra expenses were due to the unprecedented conditions in the RV and manufactured housing industries, and included increased bad debts, obsolete inventory and tooling, as well as costs related to plant consolidations and staff reductions.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
During the first quarter of 2009, the Company generated solid cash flow, increasing cash by $6 million, to more than $14 million, and reducing total debt by more than $2 million, to $6 million. This was accomplished by reducing inventory by $19 million during the first quarter of 2009, which more than offset the seasonal increase in accounts receivable. The Company expects this strong cash flow to continue over the next several quarters, as the Company anticipates it will further reduce inventory levels by $15 million to $20 million in addition to the $19 million reduction in the 2009 first quarter.

▪
For the balance of 2009, the Company anticipates a continuing weak economy, a tight credit market, low consumer confidence, an excess inventory of foreclosed site-built homes, and continued weakness in the real estate and mortgage markets. All of these factors are expected to cause consumers to be extremely cautious, which would likely impact the purchases of discretionary big-ticket items, such as RVs and manufactured homes. Because of slow retail sales, RV manufacturers and manufactured home producers significantly reduced their output, which negatively affected the Company in the latter half of 2008 and the first quarter of 2009, and will likely continue for the balance of 2009. In response to the current economic environment, the Company has been extremely proactive, taking the following steps:

•	Reduced its workforce and production capacity to be more in line with anticipated demand.
•	Reduced fixed overhead costs.
•	Implemented synergies between the operations of Kinro and Lippert by combining certain administrative functions and sales efforts.

These factors benefitted the Company’s operating results in the first quarter of 2009 by nearly $2 million, compared to the first quarter of 2008, and will benefit the full year 2009 operating results by nearly $9 million as compared to the full year 2008. These steps also lowered the Company’s breakeven sales level. Additional cost savings measures are expected to be implemented in 2009.

Further, the Company’s strong balance sheet, with minimal debt, and available production capacity, puts it in an excellent competitive position to take advantage of opportunities to increase market share and expand product lines.

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the costs of steel and aluminum have been volatile, and although the Company was able to raise sales prices, higher cost raw materials, net of sales price increases, reduced 2009 first quarter earnings by approximately $0.02 per diluted share. Raw material costs have recently declined from their peak levels. However, the Company still has higher priced raw materials in inventory, which will adversely impact operating results for the second quarter of 2009, although the impact is expected to be modest.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

While the Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases, there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers. There also can be no assurance that the Company can maintain sales prices for higher priced raw materials currently in inventory.  The Company also continues to explore improved product design, efficiency improvements, and alternative sources of raw materials and components, both domestic and imported.

RV Segment

Net sales of the RV Segment in the first quarter of 2009 decreased 58 percent, or $72 million, as compared to the first quarter of 2008 due to:

•
An ‘organic’ sales decline of approximately $77 million, or 64 percent, of RV-related products. This 64 percent decline was due largely to the 61 percent decrease in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV market. Fifth-wheel RVs, which typically contain more of the Company’s products, declined 67 percent during the first quarter of 2009. Also, many of the towable RVs produced by the industry over the last several months have included fewer of the features and options ordinarily provided by the Company. In addition, industry-wide wholesale shipments of motorhomes, components for which represent about 3 percent of the Company’s RV Segment net sales, were down 78 percent during the first quarter of 2009.

•
An ‘organic’ sales decline of approximately 70 percent or $3 million in specialty trailers due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from 2008 acquisitions aggregating approximately $5 million.

•	Sales price increases of approximately $3 million, primarily due to raw material cost increases in 2008.

Because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry shipments of RVs, the Company conducted an impairment analysis of its goodwill in the first quarter of 2009.  The fair value of each reporting unit was determined using a discounted cash flow model utilizing observable market data to the extent available, and the Company’s weighted average cost of capital of approximately 16.5 percent.  Based on the analysis, the carrying value of the RV reporting units exceeded their fair value, and as a result, the Company recorded a non-cash impairment charge to write-off the entire $35.8 million of goodwill of these reporting units. The goodwill impairment charge is reported in Other non-segment items.

The trend in the Company’s average product content per RV is an indicator of the Company’s overall market share. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs, for the twelve months ended March 31, divided by the industry-wide wholesale shipments of the different types of RVs for the twelve months ended March 31, was as follows:

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	2009	2008	Percent Change
Content per Travel Trailer and Fifth-Wheel RV	$1,943	$1,715	13%
Content per Motorhome	$531	$463	15%
Content per all RVs	$1,596	$1,353	18%

The above product content per RV for the twelve months ended March 31, 2009 includes historical sales results for acquisitions completed during that period, under the assumption the acquisitions had been completed at the beginning of that indicated twelve month period. Sales of certain RV components have been reclassified between travel trailer and fifth-wheel RVs, and motorhomes in prior periods.

According to the RVIA, industry production for the twelve months ended March 31, was as follows:

	2009	2008	Percent Change
Travel Trailer and Fifth-Wheel RVs	146,300	256,100	(43)%
Motorhomes	19,700	51,800	(62)%
All RVs	184,700	342,400	(46)%

The RV Segment reported an operating loss of $4.7 million in the first quarter of 2009, largely due to the decline in sales and $2.9 million of extra expenses related to plant consolidations, staff reductions, increased bad debts, and obsolete inventory and tooling. Excluding these extra expenses, the Company’s RV Segment had an operating loss of $1.8 million in the first quarter of 2009, a decrease of $16.1 million from the segment operating profit of $14.3 million in the same period last year. This adjusted decline in RV Segment operating results was 20 percent of the ‘organic’ decline in net sales, consistent with what the Company would typically expect.

The operating margin of the RV Segment in the first quarter of 2009 was impacted by:

•	Higher raw material costs.
•	Labor inefficiencies due to the sharp drop in sales.
•	The spreading of fixed manufacturing costs over a smaller sales base.
•	Higher warranty, workers compensation and health insurance costs.
•
An increase in selling, general and administrative expenses to 16.6 percent of net sales in the first quarter of 2009 from 11.9 percent of net sales in the first quarter of 2008, largely due to an increase in bad debt expense, as well as the spreading of fixed administrative costs over a smaller sales base. In the first quarter of 2009 there was no incentive compensation recorded due to the operating loss.

Offset by:
•	Implementation of cost-cutting measures.
•	Lower overtime, supplies and repair costs.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the first quarter of 2009, the Company reviewed the recoverability of other intangible assets and other long-lived assets in this segment, and determined that there was no impairment.  However, the Company will continue to monitor these assets for potential impairment, as a continued downturn in the RV or marine and leisure industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

MH Segment

Net sales of the MH Segment in the first quarter of 2009 decreased 47 percent, or $16 million, from the first quarter of 2008. Excluding $2 million in sales price increases, net sales of the MH Segment declined 52 percent, compared to a 46 percent decrease in industry-wide production of manufactured homes. The $18 million ‘organic’ decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, a decline in modular and office units, and partly due to customer mix.

MH Segment sales in the 2009 first quarter included $1 million of components for homes purchased by the Federal Emergency Management Agency (“FEMA”). The Company expects approximately $3 million to $4 million of additional FEMA-related sales in the second and third quarters of 2009.

Because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry shipments of manufactured homes, the Company conducted an impairment analysis of its goodwill in the first quarter of 2009.  The fair value of each reporting unit was determined using a discounted cash flow model utilizing observable market data to the extent available, and the Company’s weighted average cost of capital of approximately 16.5 percent.  Based on the analysis, the carrying value of the manufactured housing reporting units exceeded their fair value, and as a result, the Company recorded a non-cash impairment charge to write-off the entire $9.3 million of goodwill of these reporting units. The goodwill impairment charge is reported in Other non-segment items.

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

	2009	2008	Percent Change
Content per Home Produced	$1,653	$1,680	(2)%
Content per Floor Produced	$1,003	$993	1%

According to the IBTS, industry production for the twelve months ended March 31, was as follows:

	2009	2008	Percent Change
Total Homes Produced	72,400	95,100	(24)%
Total Floors Produced	119,300	161,000	(26)%

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The MH Segment reported an operating loss of $2.0 million in the first quarter of 2009, largely due to the decline in sales and $0.6 million of extra expenses related to plant consolidations, staff reductions, and obsolete inventory. Excluding these extra expenses, the Company’s MH Segment had an operating loss of $1.4 million in the first quarter of 2009, a decrease of $3.9 million from the segment operating profit of $2.5 million in the same period last year. The adjusted decline in MH Segment operating results was 22 percent of the ‘organic’ decline in net sales, consistent with what the Company would typically expect.

The operating margin of the MH Segment in the first quarter of 2009 was impacted by:

•	The spreading of fixed manufacturing costs over a smaller sales base.
•	Labor inefficiencies due to the sharp drop in sales.
•	Higher health insurance costs.
•
An increase in selling, general and administrative expenses to 22.8 percent of net sales in the first quarter of 2009 from 15.5 percent of net sales in the first quarter of 2008 due largely to an increase in bad debt expense, as well as the spreading of fixed administrative costs over a smaller sales base. In the first quarter of 2009 there was no incentive compensation recorded due to the operating loss.

Offset by:
•	Changes in product mix.
•	Implementation of cost-cutting measures.

During the first quarter of 2009, the Company reviewed the recoverability of other intangible assets and other long-lived assets in this segment, and determined that there was no impairment.  However, the Company will continue to monitor these assets for potential impairment, as a continued downturn in the manufactured housing industry, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

Corporate

Corporate expenses for the first quarter of 2009 decreased $0.4 million compared to the first quarter of 2008 due primarily to a decrease in incentive-based compensation as a result of lower profits, as well as other cost reductions.

Other non-segment items

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In January 2008, the Company received a scheduled payment of principal and interest of $0.8 million, which had been previously fully reserved, and therefore recorded a pre-tax gain. The Company did not receive the final scheduled payment in January 2009; however, in both February and March 2009 the Company received principal payments of $0.1 million, which were previously fully reserved, and therefore recorded a pre-tax gain of $0.2 million. The Company is currently attempting to collect the balance due of $0.8 million.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other non-segment items include the following for the three months ended March 31, (in thousands):

	2009	2008

Selling, general and administrative expenses:
Legal proceedings	293	355
Gain on sold facilities	-	(1,194)
Loss on sold facilities and write-downs to estimated current fair value of facilities to be sold	1,249	145
Other	278	-
Incentive compensation impact of other non-segment items	-	238
Other (income) from the collection of the previously reserved Note	(200)	(760)
	$1,620	$(1,216)

Effective in the third quarter of 2008, gains or losses on sold manufacturing facilities and charges for write-downs to estimated current fair value of manufacturing facilities to be sold have been reclassified from cost of goods sold to selling, general, and administrative expenses in the Consolidated Statements of Operations. Prior periods have been reclassified to conform to this presentation.

Taxes

The tax rate in the first quarter of 2009 was 35.0 percent, which is a combination of a 34.8 percent rate on the goodwill impairment charge, and a 35.9 percent rate on the remaining operating results. A portion of the goodwill impairment charge is not deductible for tax purposes, thus lowering the tax benefit recorded. The 35.9 percent rate on the remaining operations was lower than the 38.6 percent rate for all of 2008, as the tax benefit on the losses incurred in the first quarter of 2009 was slightly offset by the effect of permanent tax differences and tax reserve adjustments.

Interest Expense, Net

The $0.1 million increase in interest expense, net, for the first quarter of 2009, was primarily due to lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the three months ended March 31, (in thousands):

	2009	2008
Net cash flows provided by (used for) operating activities	$8,374	$(6,113)
Net cash flows (used for) provided by investment activities	$(467)	$3,165
Net cash flows used for financing activities	$(2,273)	$(2,851)

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Operations

Net cash flows from operating activities in the first quarter of 2009 were $14.5 million better than in the first quarter of 2008, primarily as a result of (i) lower inventories in the first quarter of 2009 due to a significant reduction in inventory purchases and (ii) a smaller seasonal increase in accounts receivable due to the decline in sales, partially offset by lower after-tax operating results in the first quarter of 2009 and a smaller seasonal increase in accounts payable. Inventories increased in 2008 due to the Company’s strategic purchase of raw materials in advance of price increases, as well as higher priced raw materials in inventory. During the first quarter of 2009, the Company reduced inventory by $19 million and expects to lower inventory over the balance of 2009 by an additional $15 million to $20 million through consumption of higher priced inventory on hand, and reduced inventory purchases.

Depreciation and amortization was $5.1 million in the 2009 first quarter, including $0.8 million of extra expenses related to tooling, and are expected to aggregate $17 million to $18 million in 2009. In addition, non-cash stock-based compensation was $1.4 million in the first quarter of 2009, and is expected to be nearly $4 million for the full year.

Cash Flows from Investing Activities

Cash flows used for investing activities of $0.5 million in the first quarter of 2009 consisted primarily of capital expenditures. Capital expenditures for 2009 are expected to be approximately $4 million, and are expected to be funded by cash flows from operations.

At March 31, 2009, the Company had seven facilities and vacant land listed for sale, with an aggregate carrying value of $8.9 million. One of these facilities, with a carrying value of $0.5 million, was sold at a gain of $0.1 million in April 2009, and another facility is under contract to be sold in the second quarter at its carrying value of $0.4 million. In April 2009, the Company entered into a two year lease at $25,000 per month for one of these facilities, which has a carrying value of $3.0 million. This lease also contains an option for the lessee to purchase the facility for $3.4 million.

Cash flows provided by investing activities of $3.2 million in the first three months of 2008 included proceeds of $4.4 million received from the sale of fixed assets in connection with the Company’s consolidation of production operations, partially offset by $1.2 million for capital expenditures.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first quarter of 2009 and 2008 of $2.3 million and $2.9 million, respectively, were primarily due to net debt payments.

At March 31, 2009, all but $0.1 million of the Company’s cash balances were in fully FDIC insured accounts. Investments of $46.2 million at March 31, 2008, were in high-quality, short-term money market instruments issued and payable in U.S funds.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At March 31, 2009, the Company had $7.6 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates (“Prudential”), of which $5.0 million is outstanding at March 31, 2009. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Note. Prudential has no obligation to purchase the Notes. Interest payable on the Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The shelf-loan facility expires November 25, 2011.

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA; provided however, that if the Company’s trailing twelve-month EBITDA declines to less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA declined to less than $50 million at March 31, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $23.3 million. However, due to the current cash position, and the cash expected to be generated over the balance of 2009, it is anticipated that this restriction will not affect the Company. Available cash and anticipated cash flows from operations is expected to be adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

At March 31, 2009, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. Certain of the Company’s loan agreements contain prepayment penalties.

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock, of which 447,400 shares were repurchased in 2008.  The Company is authorized to purchase shares from time to time in the open market, or privately negotiated transactions, or block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present, due to current economic conditions, the Company believes it is prudent to conserve cash, and does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company did not experience any significant increase in its labor costs in the first quarter of 2009 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the first quarter of 2009, the Company reviewed the recoverability of other intangible assets and other long-lived assets, and determined that there was no impairment.  However, the Company will continue to monitor these assets for potential impairment, as a continued downturn in the RV, marine and leisure or manufactured housing industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income (loss), whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q, and in our subsequent Form 10-Qs filed with the Securities and Exchange Commission (“SEC”).

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA, changes in zoning regulations for manufactured homes, continuing sales decline in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

At March 31, 2009, the Company had $5.5 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2009, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be $0.1 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At March 31, 2009, the Company had $0.9 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to March 31, 2009, and outstanding borrowings of $0.9 million, future cash flows would be reduced by less than $0.1 million per annum.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, Lippert installed enterprise resource planning (“ERP”) software and subsequently implemented certain functions of the ERP software. Over the last few years, the internal controls of Lippert have incrementally been strengthened due both to the ERP software and business process changes. In the second quarter of 2009, the Company anticipates that it will begin to implement certain functions of the ERP software and business process changes for Kinro.  The Company also anticipates that it will continue to implement certain additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

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

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008.  In November 2008, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million. This amount was fully reserved prior to 2009, and was paid in April of 2009.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2009, would not be material to the Company’s financial position or annual results of operations.

Item 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2009.

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

May 8, 2009