Form 10-Q
period 2009-06-30
DREW INDUSTRIES INC
filed 2009-08-07
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2009

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
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,583,533 shares of common stock as of July 31, 2009.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

(UNAUDITED)

		Page
PART I -	FINANCIAL INFORMATION

	Item 1 - FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-18

	Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19-35

	Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

	Item 4 - CONTROLS AND PROCEDURES	37

PART II -	OTHER INFORMATION

	Item 1 - LEGAL PROCEEDINGS	38-39

	Item 1A - RISK FACTORS	40

	Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

	Item 6 - EXHIBITS	40

SIGNATURES		41

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)

Net sales	$171,582	$309,671	$100,563	$150,523
Cost of sales	145,203	236,288	80,010	113,719
Gross profit	26,379	73,383	20,553	36,804
Selling, general and administrative expenses	33,610	43,545	16,360	21,297
Goodwill impairment	45,040	-	-	-
Other (income)	(200)	(646)	-	-
Operating (loss) profit	(52,071)	30,484	4,193	15,507
Interest expense, net	435	279	235	197
(Loss) income before income taxes	(52,506)	30,205	3,958	15,310
(Benefit) provision for income taxes	(18,360)	11,910	1,402	6,120
Net (loss) income	$(34,146)	$18,295	$2,556	$9,190

Net (loss) income per common share:
Basic	$(1.58)	$0.83	$0.12	$0.42
Diluted	$(1.58)	$0.83	$0.12	$0.42

Weighted average common shares outstanding:
Basic	21,662	21,967	21,682	21,920
Diluted	21,662	22,126	21,738	22,074

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2009	2008	2008
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$24,919	$43,397	$8,692
Short-term investments	1,997	-	-
Accounts receivable, trade, less allowances	22,165	23,641	7,913
Inventories	58,833	99,836	93,934
Prepaid expenses and other current assets	16,667	12,105	16,556

Total current assets	124,581	178,979	127,095

Fixed assets, net	86,087	94,603	88,731
Goodwill	-	39,641	44,113
Other intangible assets	41,417	30,584	42,787
Other assets	18,443	7,710	8,632

Total assets	$270,528	$351,517	$311,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$388	$12,940	$5,833
Accounts payable, trade	8,047	18,143	4,660
Accrued expenses and other current liabilities	25,064	40,389	32,224

Total current liabilities	33,499	71,472	42,717

Long-term indebtedness	800	6,918	2,850
Other long-term liabilities	9,260	5,870	6,913

Total liabilities	43,559	84,260	52,480

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,180,258 shares at June 2009, 24,088,454 shares at June 2008 and 24,122,054 at December 2008	242	241	241
Paid-in capital	67,190	62,868	64,954
Retained earnings	187,337	228,100	221,483
Accumulated other comprehensive loss	-	(11)	-
	254,769	291,198	286,678
Treasury stock, at cost - 2,596,725 shares at June 2009and December 2008, 2,346,725 shares at June 2008	(27,800)	(23,941)	(27,800)
Total stockholders’ equity	226,969	267,257	258,878

Total liabilities and stockholders’ equity	$270,528	$351,517	$311,358

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
(In thousands)

Cash flows from operating activities:
Net (loss) income	$(34,146)	$18,295
Adjustments to reconcile net (loss) income to cash flows provided by (used for) operating activities:
Depreciation and amortization	9,312	8,049
Deferred taxes	(15,660)	-
Loss (gain) on disposal of fixed assets	1,420	(2,703)
Stock-based compensation expense	2,143	1,875
Goodwill impairment	45,040	-
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(14,252)	(7,901)
Inventories	35,290	(23,557)
Prepaid expenses and other assets	672	(9)
Accounts payable, accrued expenses and other liabilities	(3,481)	(669)
Net cash flows provided by (used for) operating activities	26,338	(6,620)

Cash flows from investing activities:
Capital expenditures	(1,093)	(2,350)
Acquisitions of businesses	(339)	(94)
Proceeds from sales of fixed assets	751	8,091
Purchase of short-term investments	(1,997)	-
Other investments	(15)	(39)
Net cash flows (used for) provided by investing activities	(2,693)	5,608

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	5,775	-
Repayments under line of credit and other borrowings	(13,270)	(7,404)
Purchase of treasury stock	-	(4,474)
Exercise of stock options	94	74
Other financing activities	(17)	-
Net cash flows used for financing activities	(7,418)	(11,804)

Net increase (decrease) in cash	16,227	(12,816)

Cash and cash equivalents at beginning of period	8,692	56,213
Cash and cash equivalents at end of period	$24,919	$43,397

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on debt	$403	$668
Income taxes, net of refunds	$4,014	$11,577

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2008	$241	$64,954	$221,483	$(27,800)	$258,878
Net loss for the six months ended June 30, 2009	-	-	(34,146)	-	(34,146)
Issuance of 58,204 shares of common stock pursuant to stock options and deferred stock units	1	93	-	-	94
Stock-based compensation expense	-	2,143	-	-	2,143

Balance - June 30, 2009	$242	$67,190	$187,337	$(27,800)	$226,969

The accompanying notes are an integral part of these financial statements.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q on August 7, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 76 percent of consolidated net sales for the six-month periods ended June 30, 2009 and 2008, manufactures a variety of products used primarily in the production of RVs, including:

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 24 percent of consolidated net sales for the six-month periods ended June 30, 2009 and 2008, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income (loss) before interest, amortization of intangibles, corporate expenses, goodwill impairment, other items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2008 Annual Report on Form 10-K.

Information relating to segments follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
RV Segment	$131,161	$235,247	$78,881	$111,292
MH Segment	40,421	74,424	21,682	39,231
Total net sales	$171,582	$309,671	$100,563	$150,523

Operating (loss) profit:
RV Segment	$1,684	$27,250	$6,346	$12,996
MH Segment	(272)	7,076	1,751	4,566
Total segment operating profit	1,412	34,326	8,097	17,562
Amortization of intangibles	(2,775)	(2,123)	(1,386)	(1,070)
Corporate	(3,118)	(3,967)	(1,588)	(2,017)
Goodwill impairment	(45,040)	-	-	-
Other items	(2,550)	2,248	(930)	1,032
Total operating (loss) profit	$(52,071)	$30,484	$4,193	$15,507

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.           Acquisitions, Goodwill and Other Intangible Assets

Acquisition of QuickBiteTM

On May 15, 2009, Lippert acquired the patents for the QuickBite CouplerTM, and other intellectual properties and assets. The innovative design of the QuickBiteTM automatic dual jaw locking system eliminates several steps when coupling a trailer to a tow vehicle, while at the same time making coupling simpler through the use of an integrated alignment system. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing and the balance will be paid on May 15, 2010. The acquisition was financed with available cash. In addition, Lippert will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents. As such, the aggregate purchase price could increase to a maximum of $3.0 million. The results of the acquired QuickBiteTM business have been included in the Company’s Condensed Consolidated Statement of Operations beginning May 15, 2009.

Total consideration was recorded as follows (in thousands):

Net tangible assets acquired	$239
Patents	1,130
Trademarks	200
Total consideration	1,569
Less: Future minimum payments	(150)
Less: Present value of future estimated earn-out payments	(1,080)
Total cash consideration	$339

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

During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry shipments of RVs and manufactured homes, the Company conducted an impairment analysis of the goodwill of each of its reporting units. The fair value of each reporting unit was estimated with a discounted cash flow model utilizing internal forecasts and observable market data to the extent available, to estimate future cash flows. The forecast included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for each reporting unit.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Based on the analysis, the carrying value of the RV and manufactured housing reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero, therefore during the first quarter the Company recorded a non-cash impairment charge to write-off the entire $45.0 million of goodwill of these reporting units.

The non-cash goodwill impairment charge was largely the result of uncertainties in the economy, and in the RV and manufactured housing industries, as well as the 16.5 percent discount rate used to determine the present value of projected cash flows.

Estimating the fair value of reporting units, and the reporting unit’s asset and liabilities, involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results.

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - December 31, 2008	$9,251	$34,862	$44,113
Adjustments related to Seating
Technologies, acquired July 1, 2008	-	927	927
Impairment charge	(9,251)	(35,789)	(45,040)
Balance - June 30, 2009	$-	$-	$-

During the first quarter of 2009, the Company reviewed the recoverability of the carrying value of other intangible assets and other long-lived assets, and determined that there was no impairment. The Company continues to monitor these assets for potential impairment, as a downturn in the RV, manufactured housing, or marine and leisure industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

4.           Cash and Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2009, all but $0.1 million of the Company’s cash balances were in fully FDIC insured accounts.

At June 30, 2009, the Company has $2.0 million invested in 6 month U.S. Treasury Bills that mature in December 2009. This investment has been recorded at cost which approximates fair value.

At June 30 and December 31, 2008, the Company had $41.4 million and $3.8 million, respectively, invested in high-quality, short-term money market instruments issued and payable in U.S funds.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.           Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	June 30,		December 31,
	2009	2008	2008

Finished goods	$7,718	$12,348	$10,801
Work in process	2,287	3,811	2,946
Raw material	48,828	83,677	80,187
Total	$58,833	$99,836	$93,934

6.           Long-Term Indebtedness

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At June 30, 2009, the Company had $7.6 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The shelf-loan facility expires November 25, 2011. In June 2009, the Company paid in full the remaining $4.0 million of outstanding Senior Promissory Notes before their scheduled maturity date.

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA declined to less than $50 million at June 30, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $13.7 million. In addition to the $27 million in cash and investments at June 30, 2009, the borrowing availability under our credit and shelf-loan facilities is expected to be adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At June 30, 2009, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months. The Company’s loan agreements contain prepayment penalties.

Borrowings under both the line of credit and the shelf-loan facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Long-term indebtedness consists of the following (dollars in thousands):

	June 30,		December 31,
	2009	2008	2008
Senior Promissory Notes payable at the rate of $1,000 per quarter, with interest payable quarterly at the rate of 5.01% per annum.	$-	$8,000	$6,000
Notes payable pursuant to a Credit Agreement with interest at prime rate or LIBOR plus a rate margin based upon the Company’s performance	-	6,000	-
Industrial Revenue Bonds, interest rates at June 30, 2009 of 2.73% to 4.68%, due 2009 through 2017; secured by certain real estate and equipment	1,188	3,131	1,662
Other loans primarily secured by certain real estate and equipment, with fixed interest rates	-	2,727	1,021
	1,188	19,858	8,683
Less current portion	388	12,940	5,833

Total long-term indebtedness	$800	$6,918	$2,850

The weighted average interest rate for the Company’s indebtedness was 3.21 percent at June 30, 2009.

7.           Stockholders’ Equity

At the Company’s Annual Meeting of Stockholders held on May 20, 2009, stockholders ratified an amendment to the Company’s Restated Certificate of Incorporation to decrease the authorized number of shares of Common Stock from 50 million shares to 30 million shares. Additionally, stockholders ratified an amendment to the 2002 Equity Award and Incentive Plan to increase the number of shares of Common Stock available for issuance pursuant to grants by 900,000 shares.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following reconciliation details the denominator used in the computation of basic and diluted earnings per, (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding for basic earnings per share	21,662	21,967	21,682	21,920
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	-	159	56	154
Total for diluted shares	21,662	22,126	21,738	22,074

The weighted average diluted shares outstanding for the six months ended June 30, 2009 and 2008, excludes the effect of 1,983,440 and 1,165,590 stock options, respectively, and the three months ended June 30, 2009 and 2008, excludes the effect of 1,582,840 and 1,162,240 stock options, respectively, because including them in the calculation of total diluted shares would have been anti-dilutive.

8.           Commitments and Contingencies

Litigation

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated in California. Plaintiff initially alleged, but has not sought certification of, a national class.

On April 1, 2008, the Court issued an order granting Drew’s motion to dismiss for lack of personal jurisdiction, resulting in the dismissal of Drew Industries Incorporated as one of the defendants in the case.

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to flame spread established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

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

On June 25, 2008, plaintiffs filed a renewed motion for class certification. On October 20, 2008, the Court again denied certification of a class, without prejudice, which allowed plaintiffs to file a new motion for certification. Plaintiffs filed a third motion for class certification on December 23, 2008. Defendants’ initial motion seeking summary judgment against plaintiffs’ case, which was withdrawn pending further discovery, was supplemented and refiled on December 23, 2008.

On May 18, 2009, the Court issued an Order granting partial summary judgment in favor of defendants, dismissing five of the six claims asserted by plaintiffs, except for plaintiffs’ claim for violation of California’s Unfair Competition Law (the “UCL”). The Court also granted plaintiffs’ motion for class certification as to that one claim.

The Court denied summary judgment on the UCL claim on the ground that there was a triable issue of fact as to whether the alleged misrepresentation on defendants’ labels regarding testing for flame spread rate caused plaintiffs to purchase the manufactured homes containing bathtubs manufactured by Kinro.

Even though the Court expressly found that plaintiffs did not actually rely on the alleged misrepresentations on defendants’ labels, the Court concluded that California law did not require plaintiffs to establish actual reliance in order to assert a UCL claim. However, on the same day that the Court issued its Order, the California Supreme Court issued a long-awaited ruling on the issue of reliance under the UCL. In its opinion in In re Tobacco II Cases (S147345, May 18, 2009), the California Supreme Court held, contrary to the Court’s ruling on the summary judgment motion in this case, that actual reliance is required to assert a UCL claim similar to the claim made by plaintiffs. Defendants believe that the ruling of the California Supreme Court compels the Court in this case to grant summary judgment to defendants dismissing the final claim and denying class certification to plaintiffs as to that claim.

As a result of this development, on May 29, 2009, defendants made a motion for reconsideration of the Court’s ruling on defendants’ motion for summary judgment to dismiss the final claim, and on plaintiffs’ motion for class certification as to that claim. Plaintiffs also filed a motion for reconsideration, arguing that the California Supreme Court’s ruling required the Court to deny defendants’ motion for summary judgment as to plaintiffs’ claim for violation of the Consumer Legal Remedies Act, as well as the UCL claim. A decision by the Court on the motions for reconsideration has not yet been received.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Based on the foregoing investigation and testing, the Court’s ruling on the summary judgment motion, and the ruling by the California Supreme Court, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims. In addition, Kinro believes that no remedial action is required or appropriate under HUD safety standards.

In October 2007, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Kinro made an offer of settlement consistent with its belief regarding the merits of plaintiffs’ allegations. Although no settlement was reached, the parties have since had intermittent discussions. The outcome of such settlement efforts cannot be predicted.

If defendants’ motion for reconsideration is denied, so that the Court maintains its rulings denying defendants’ motion for summary judgment as to the UCL claim and granting plaintiffs’ motion for class certification with respect to that claim or others, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2009, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In January 2008, the Company received a scheduled payment of principal and interest of $0.8 million, which had been previously fully reserved, and therefore recorded a pre-tax gain. The Company did not receive the final scheduled payment of $1.0 million in January 2009; however, in both February and March 2009 the Company received principal payments of $0.1 million, which were previously fully reserved, and therefore recorded a pre-tax gain of $0.2 million. The Company is currently attempting to collect the balance due of $0.8 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at 28 facilities and reduced staff levels. The severance and operational relocation costs incurred by the Company were not significant. The Company operated 27 facilities at June 30, 2009, and is continuing to explore additional facility consolidation opportunities.

At June 30, 2009, the Company had seven facilities and vacant land listed for sale, with an aggregate carrying value of $9.8 million. In addition, the Company is attempting to sublease three vacant leased facilities. In April 2009, the Company entered into a two year lease at $25,000 per month for another vacant owned facility, which has a carrying value of $3.0 million. This lease also contains an option for the lessee to purchase the facility for $3.4 million.

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

9.           Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 157 for all financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2009, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. The SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry shipments of RVs and manufactured homes, the Company conducted an impairment analysis of its goodwill, and recorded a non-cash impairment charge of $45.0 million. This evaluation was completed using Level 3 inputs.  See Note 3 to Notes to Condensed Consolidated Financial Statements.

During the second quarter of 2009, the Company acquired the patents for the QuickBite CouplerTM, and other intellectual properties and assets. The Company used Level 3 inputs to value the assets acquired, as well as the liability for future earn-out payments. See Note 3 to Notes to Condensed Consolidated Financial Statements.

In addition, the Company reviewed the recoverability of the carrying value of facilities and vacant land listed for sale using broker quotes and management’s estimates, which are Level 3 inputs. During the six months ended June 30, 2009, the Company recorded impairment charges of $1.4 million, of which $0.9 million was recorded in the second quarter of 2009, on facilities with an adjusted carrying value of $5.1 million at June 30, 2009. These impairment charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

10.           New Accounting Pronouncements

            In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of SFAS No. 165 are effective for interim or annual periods ending after June 15, 2009. The adoption of this standard for the quarterly period ended June 30, 2009 had no impact on the Company.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its wholly-owned operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH Segments. At June 30, 2009, the Company operated 27 facilities in the United States.

The RV Segment accounted for 76 percent of consolidated net sales for the six months ended June 30, 2009 and 72 percent of the annual consolidated net sales for 2008. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

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

The MH Segment, which accounted for 24 percent of consolidated net sales for the six months ended June 30, 2009 and 28 percent of the annual consolidated net sales for 2008, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

During 2008, and continuing into the first six months of 2009, retail sales of RVs declined because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets. As a result, RV manufacturers significantly reduced their output, which reduced sales by the Company of components for new RVs. As a result of these conditions, according to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, declined 61 percent to 24,800 units for the first quarter of 2009. However, trends improved during the second quarter of 2009, with industry-wide wholesale shipments of travel trailers and fifth-wheel RVs down 44 percent compared to the second quarter of 2008, to 34,600 units.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. Throughout 2008 and the first six months of 2009, retail sales remained below prior year levels. A comparison of the year over year percentage change in industry-wide wholesale shipments and retail shipments, as reported by Statistical Surveys, Inc., of travel trailers and fifth-wheel RVs is as follows:

	Wholesale	Retail
Quarter ended March 31, 2008	(8)%	(16)%
Quarter ended June 30, 2008	(18)%	(19)%
Quarter ended September 30, 2008	(38)%	(27)%
Quarter ended December 31, 2008	(63)%	(36)%
Quarter ended March 31, 2009	(61)%	(38)%
Quarter ended June 30, 2009	(44)%	(33)% (1)
(1) Through May 2009, the latest period for which retail information is available.

Year ended December 31, 2008	(29)%	(23)%
Year ended December 31, 2007	(10)%	4%

Retail statistics, reported by Statistical Surveys, Inc., do not include sales of RVs in Canada. The RVIA reported that over one in five towable RVs was shipped to Canada in 2008.

Over the past few quarters, retail sales of travel trailers and fifth-wheel RVs did not decline as sharply as industry-wide wholesale shipments, indicating that dealer inventories declined. A recent survey of RV dealers indicated that dealer inventories declined to 87 days sales in the second quarter of 2009, from 123 days sales in the second quarter of 2008. In that survey, only 8 percent of dealers said their inventories were too high.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Industry-wide wholesale shipments of motorhomes, components for which represent about 3 percent of Drew’s RV Segment net sales, were down 72 percent during the first six months of 2009. Retail sales of motorhomes were down 45 percent through May 2009, the latest period for which retail information is available.

For the balance of 2009, the Company anticipates that continued weakness in the economy will cause consumers to be cautious about purchasing discretionary big-ticket items, such as RVs. The RVIA has projected a 39 percent decline in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2009, to 112,100 units. This projection by the RVIA, prepared in early June 2009, implies that the industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for the second half of 2009 will be 52,700 units, a decline of 12 percent from the same period of 2008. In addition, the demand for larger travel trailer and fifth-wheel RVs, which typically contain more of the Company’s product than smaller units, has experienced a steeper decline.

The RVIA has projected a 25 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2010, to 140,200 units. Following the last three recessions, industry-wide shipments of RVs grew by more than 20 percent in the first year of the recovery. Consumer confidence and the availability of financing have historically been important factors in the overall growth in the RV industry.

RV consumer and dealer floor-plan loans are included in the Term Asset-Backed Securities Loan Facility (TALF) under the Troubled Assets Relief Program (TARP). The Small Business Administration also announced it would offer government guaranteed loans to finance inventory of eligible RV dealers. The impact of these stimulus programs has been modest so far, and any future impact cannot be determined at this point.

In the long-term, the Company expects RV industry sales to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the U.S. population. U.S. Census Bureau projections released in March 2004 project that there will be in excess of 20 million more people over the age of 50 by 2014.

In 1997, the RVIA began a generic advertising campaign promoting the RV lifestyle. The current phase is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, and using RVs as second homes, also appears to motivate consumer demand for RVs.

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis, transported to a home site, and installed pursuant to a federal building code administered by the U.S. Department of Housing and Urban Development (“HUD”). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD Code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes. A manufactured home may be sited on owned or leased land.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for the first six months of 2009, industry-wide wholesale production of manufactured homes decreased 45 percent over the first six months of 2008, including a 44 percent decline during the second quarter of 2009. In the first six months of 2009, the size of the average manufactured home also declined. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. For the first six months of 2009, larger multi-section manufactured homes represented 62 percent of the total manufactured homes produced, down from 63 percent and 68 percent for all of 2008 and 2007, respectively, and 80 percent in all of 2003. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The decline in multi-section homes over the past few years was apparently partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home as many retirees have done historically.

Legislation enacted in July 2008 increased Federal Housing Administration (“FHA”) insured lending limits for chattel mortgages for manufactured homes from less than $49,000 to nearly $70,000. This new legislation also provides for future adjustments based on inflation. The final regulations for the insured lending limits were put into place in March 2009. The Small Business Administration also announced it would offer government guaranteed loans to finance inventory of eligible manufactured housing dealers. Further, the American Recovery and Reinvestment Act of 2009 authorizes a tax credit of the lesser of 10 percent of the purchase price, or $8,000, for qualified first-time home buyers purchasing a principal residence during 2009, which applies to manufactured housing. This credit is currently scheduled to expire on November 30, 2009. The impact of these programs has been modest so far, and any future impact on demand for new manufactured homes cannot be determined at this point.

The Company believes the manufactured housing industry will begin to experience a modest recovery once the recession ends and Americans begin to look for affordable housing alternatives. While these factors point to the potential for future growth, because of the current real estate and economic environment, low consumer confidence, and tight credit markets, the Company currently expects industry-wide wholesale production of manufactured homes to remain low for the balance of 2009.

The Company also believes that long-term growth prospects for manufactured housing may be positive because of (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages for site-built homes.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating (loss) profit are as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
RV Segment	$131,161	$235,247	$78,881	$111,292
MH Segment	40,421	74,424	21,682	39,231
Total net sales	$171,582	$309,671	$100,563	$150,523

Operating (loss) profit:
RV Segment	$1,684	$27,250	$6,346	$12,996
MH Segment	(272)	7,076	1,751	4,566
Total segment operating profit	1,412	34,326	8,097	17,562
Amortization of intangibles	(2,775)	(2,123)	(1,386)	(1,070)
Corporate	(3,118)	(3,967)	(1,588)	(2,017)
Goodwill impairment	(45,040)	-	-	-
Other items	(2,550)	2,248	(930)	1,032
Total operating (loss) profit	$(52,071)	$30,484	$4,193	$15,507

Consolidated Highlights

▪
Excluding the impact of sales price increases and acquisitions, there was a $62 million (41 percent) “organic” decline in net sales in the second quarter of 2009, as compared to the second quarter of 2008, primarily as a result of the 44 percent decline in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs in the second quarter of 2009, as well as a 44 percent decline in industry-wide wholesale production of manufactured homes.

Partially offsetting the industry declines during the second quarter of 2009, the Company continued to achieve market share gains, led by recently-introduced products, in particular, suspension and hydraulic products, jack stabilizers and RV entry doors. Additional market share gains came from the Company’s Seating Technology furniture products. The Company’s average furniture content per travel trailer and fifth wheel produced by the RV industry for the twelve months ended June 2009 was approximately $200 per unit, an increase of $35 per unit, or 20 percent, from the average content of approximately $165 per unit when Seating Technology was acquired in July 2008.

▪
Net income for the second quarter of 2009 declined $6.6 million, or 72 percent, from the second quarter of 2008, primarily due to the decrease in net sales, partially offset by fixed cost reductions. In addition, the Company recorded facility write-downs of $0.9 million, or $0.5 million after taxes, during the 2009 second quarter, as compared to a net gain on facility disposals of $1.4 million, or $0.8 million after taxes, in the 2008 second quarter.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
During the second quarter of 2009, the Company increased cash and investments by $13 million, to nearly $27 million, and reduced total debt by more than $5 million, to $1 million. This was accomplished by reducing inventory by over $16 million during the second quarter of 2009, which more than offset the seasonal increase in accounts receivable. The Company expects strong cash flow to continue over the next several quarters, as the Company anticipates it will further reduce inventory levels by $8 million to $10 million in addition to the $35 million reduction in the first six months of 2009.

▪
For the balance of 2009, the Company anticipates that continued weakness in the economy, a tight credit market, low consumer confidence, and weakness in the real estate and mortgage markets, would cause consumers to remain cautious, which would likely continue to impact purchases of manufactured homes and discretionary big-ticket items, such as RVs.

However, while there are uncertainties, it appears that many of the RV producers will continue to produce five days a week for the balance of the third quarter of 2009, as opposed to the lighter production schedules earlier in the year. It is difficult to anticipate production levels beyond September, particularly during the traditionally slower winter months. The RV and manufactured housing industries are likely to face additional challenges in the latter part of 2009 and the beginning of 2010. If retail sales slow further, RV manufacturers and manufactured home producers could reduce their output, which would negatively affect the Company.

▪	In response to the current economic environment, the Company has taken the following steps:

•	Increased market share on existing products.
•	Introduced new products.
•	Reduced its workforce and production capacity to be more in line with anticipated demand.
•	Reduced fixed overhead costs.
•	Reduced costs by combining certain administrative functions and sales efforts of its subsidiaries.

Cost reduction measures benefitted the Company’s operating results in the second quarter of 2009 by more than $2 million, compared to the second quarter of 2008, and will benefit the full year 2009 operating results by nearly $10 million as compared to the full year 2008. Additional cost reduction measures are expected to be implemented during the second half of 2009.

Further, if exceptional opportunities for market share and product line expansion arise due to current economic conditions, the Company’s experienced operating management team, strong balance sheet and solid cash flow should allow it to respond quickly to such opportunities.

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the costs of steel and aluminum have been volatile. During the second quarter of 2009, raw material costs temporarily declined, but have recently risen 5 percent to 15 percent, depending upon the type of raw material.

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

▪
A competitor of the Company recently announced it was ceasing production of windows and most doors for manufactured homes. As a result, the Company has received requests for quotes from many of the competitor’s former manufactured housing window and door customers. This presents the potential for the Company to add $10 million or more in annual sales, even in the current environment.

▪
Net sales in July 2009 are expected to be down approximately 11 percent year-over-year, an improvement over the 33 percent net sales decline in the 2009 second quarter. July 2009 had one more shipping day than July 2008. In 2009, the annual July 4th holiday shut-downs by RV and manufactured home producers generally lasted 1 week, compared to the 2 week furloughs taken in 2008 at that time.

RV Segment – Second Quarter

Net sales of the RV Segment in the second quarter of 2009 decreased 29 percent, or $32 million, as compared to the second quarter of 2008 due to:

•
An ‘organic’ sales decline of approximately $41 million, or 39 percent, of RV-related products. This decline was due largely to the 44 percent decrease in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV market.

•
An ‘organic’ sales decline of approximately 45 percent or $2 million in specialty trailers due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from acquisitions, aggregating approximately $8 million.

•	Sales price increases of approximately $3 million, primarily due to raw material cost increases in 2008.

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

	2009	2008	Percent Change
Content per Travel Trailer and Fifth-Wheel RV	$2,071	$1,725	20%
Content per Motorhome	$471	$505	(7)%
Content per all RVs	$1,718	$1,381	24%

Sales of certain RV components have been reclassified between travel trailer and fifth-wheel RVs, and motorhomes in prior periods.

According to the RVIA, industry production for the twelve months ended June 30, was as follows:

	2009	2008	Percent Change
Travel Trailer and Fifth- Wheel RVs	119,000	242,900	(51)%
Motorhomes	13,600	45,300	(70)%
All RVs	147,200	319,900	(54)%

Operating profit of the RV Segment in the second quarter of 2009 decreased 51 percent to $6.3 million, compared to the second quarter of 2008, largely due to the decline in sales. The decline in RV Segment operating profit was 15 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

The operating margin of the RV Segment in the second quarter of 2009 was positively impacted by:

•	Implementation of cost-cutting measures which reduced cost of sales.

•	Lower warranty, health insurance, supplies and repair costs.

•
A decrease in selling, general and administrative expenses to 11.6 percent of net sales in the second quarter of 2009 from 12.1 percent of net sales in the second quarter of 2008, largely due to the implementation of fixed cost reductions, partially offset by the spreading of fixed administrative costs over a smaller sales base. Also, incentive compensation was lower as a percent of sales in the second quarter of 2009 because year-to-date operating profit was below the previously established incentive compensation hurdles.

Partially offset by:

•	Higher raw material costs.

•	Labor inefficiencies due to the drop in sales.

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Higher overtime costs

RV Segment – Year to Date

Net sales of the RV Segment in the first six months of 2009 decreased 44 percent, or $104 million, as compared to the same period of 2008 due to:

•
An ‘organic’ sales decline of approximately $118 million, or 52 percent, of RV-related products. This decline was due largely to the 53 percent decrease in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV market. Also, many of the towable RVs produced by the industry over the last year have included fewer of the features and options ordinarily provided by the Company.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
An ‘organic’ sales decline of approximately 58 percent or $5 million in specialty trailers due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from acquisitions, aggregating approximately $13 million.

•	Sales price increases of approximately $6 million, primarily due to raw material cost increases in 2008.

Operating profit of the RV Segment in the first six months of 2009 decreased 94 percent to $1.7 million, compared to the first six months of 2008, largely due to the decline in sales and $2.9 million of extra expenses, recorded in the first quarter of 2009, related to plant consolidations, staff reductions, increased bad debts, and obsolete inventory and tooling. Excluding these extra expenses, the Company’s RV Segment had an operating profit of $4.6 million in the first six months of 2009, a decrease of $22.7 million from the segment operating profit of $27.3 million in the same period last year. This adjusted decline in RV Segment operating profit was 18 percent of the ‘organic’ decline in net sales, a slightly smaller percentage decline than the Company would typically expect.

The operating margin of the RV Segment in the first six months of 2009 was positively impacted by:

•	Implementation of cost-cutting measures which reduced cost of sales.

•	Lower supplies and repair costs.

Partially offset by:

•	Higher raw material costs.

•	Labor inefficiencies due to the sharp drop in sales.

•	The spreading of fixed manufacturing costs over a smaller sales base.

•
An increase in selling, general and administrative expenses to 13.6 percent of net sales in the first six months of 2009 from 12.0 percent of net sales in the first six months of 2008, largely due to an increase in bad debt expense, as well as the spreading of fixed administrative costs over a smaller sales base, partially offset by the implementation of fixed cost reductions. Also, incentive compensation was lower as a percent of sales in the first six months of 2009 because year-to-date operating profit was below the previously established incentive compensation hurdles.

MH Segment – Second Quarter

Net sales of the MH Segment in the second quarter of 2009 decreased 45 percent, or $18 million, from the second quarter of 2008. Excluding $1 million in sales price increases, net sales of the MH Segment declined 47 percent, compared to a 44 percent decrease in industry-wide production of manufactured homes. The 47 percent ‘organic’ decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, a decline in modular and office units, and customer mix.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment sales in the 2009 second quarter included $1 million of components for homes purchased by the Federal Emergency Management Agency (“FEMA”). The Company expects approximately $1 million of additional FEMA-related sales in the third quarter of 2009.

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

	2009	2008	Percent Change
Content per Home Produced	$1,657	$1,615	3%
Content per Floor Produced	$1,010	$962	5%

According to the IBTS, industry production for the twelve months ended June 30, was as follows:

	2009	2008	Percent Change
Total Homes Produced	62,100	92,300	(33)%
Total Floors Produced	102,000	154,900	(34)%

Operating profit of the MH Segment in the second quarter of 2009 decreased 62 percent to $1.8 million, compared to the second quarter of 2008, primarily due to the decrease in net sales.  The decline in MH Segment operating profit was 15 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

The operating margin of the MH Segment in the second quarter of 2009 was positively impacted by:

•	A temporary decline in raw material costs. However, depending upon the type of raw material, costs have recently risen 5 percent to 15 percent.

•	Implementation of cost-cutting measures which reduced cost of sales.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Labor inefficiencies due to the drop in sales.

•
An increase in selling, general and administrative expenses to 17.3 percent of net sales in the second quarter of 2009 from 15.7 percent of net sales in the second quarter of 2008 due largely to the spreading of fixed administrative costs over a smaller sales base, partially offset by fixed cost reductions. Also, incentive compensation was lower as a percent of sales in the second quarter of 2009 because year-to-date operating profit was below the previously established incentive compensation hurdles.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – Year to Date

Net sales of the MH Segment in the first six months of 2009 decreased 46 percent, or $34 million, from the same period of 2008. Excluding $3 million in sales price increases, net sales of the MH Segment declined 49 percent, compared to a 45 percent decrease in industry-wide production of manufactured homes. The 49 percent ‘organic’ decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, a decline in modular and office units, and partly due to customer mix.

MH Segment sales in the first six months 2009 included $2 million of components for homes purchased by the Federal Emergency Management Agency (“FEMA”). The Company expects approximately $1 million of additional FEMA-related sales in the third quarter of 2009.

The MH Segment reported an operating loss of $0.3 million in the first six months of 2009, compared to an operating profit of $7.1 million in the first six months of 2008, largely due to the decline in sales and $0.6 million of extra expenses, recorded in the first quarter of 2009, related to plant consolidations, staff reductions, and obsolete inventory. Excluding these extra expenses, the Company’s MH Segment had an operating profit of $0.3 million in the first six months of 2009, a decrease of $6.7 million from the segment operating profit of $7.1 million in the same period last year. The adjusted decline in MH Segment operating results was 18 percent of the ‘organic’ decline in net sales, a slightly smaller percentage decline than the Company would typically expect.

The operating margin of the MH Segment in the first six months of 2009 was positively impacted by:

•	Implementation of cost-cutting measures which reduced cost of sales.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Labor inefficiencies due to the sharp drop in sales.

•
An increase in selling, general and administrative expenses to 19.8 percent of net sales in the first six months of 2009 from 15.6 percent of net sales in the first six months of 2008 due largely to an increase in bad debt expense, as well as the spreading of fixed administrative costs over a smaller sales base, partially offset by fixed cost reductions. Also, incentive compensation was lower as a percent of sales in the first six months of 2009 because year-to-date operating profit was below the previously established incentive compensation hurdles.

Corporate

Corporate expenses for the first six months of 2009 and the second quarter of 2009 decreased $0.8 million and $0.4 million as compared to the comparable periods in 2008, respectively, due primarily to a decrease in incentive-based compensation as a result of lower profits, as well as other cost reductions.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other non-segment items

Because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry shipments of RVs and manufactured homes, the Company conducted an impairment analysis of its goodwill in the first quarter of 2009. The fair value of each reporting unit was determined using a discounted cash flow model utilizing observable market data to the extent available, and the Company’s weighted average cost of capital of approximately 16.5 percent. Based on the analysis, the carrying value of the RV and manufactured housing reporting units exceeded their fair value and, as a result, the Company recorded a non-cash impairment charge to write-off the entire $45.0 million of goodwill of these reporting units during the first quarter of 2009.

During the first quarter of 2009, the Company reviewed the recoverability of the carrying value of other intangible assets and other long-lived assets, and determined that there was no impairment. The Company continues to monitor these assets for potential impairment, as a downturn in the RV, manufactured housing, or marine and leisure industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

Other non-segment items include the following (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Selling, general and administrative expenses:
Legal proceedings	$345	$853	$52	$498
Gain on sold facilities	(22)	(3,275)	(22)	(2,081)
Loss on sold facilities and write- downs to estimated current fair value of facilities to be sold	2,150	447	900	302
Other	277	-	-	-
Incentive compensation impact of other non-segment items	-	487	-	249
Other (income) from the collection of the previously reserved Note	(200)	(760)	-	-
	$2,550	$(2,248)	$930	$(1,032)

Effective in the third quarter of 2008, gains or losses on sold manufacturing facilities and charges for write-downs to estimated current fair value of manufacturing facilities to be sold have been reclassified from cost of goods sold to selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Prior periods have been reclassified to conform to this presentation.

Taxes

Our tax rate in the second quarter of 2009 was 35.4 percent, lower than the 38.6 percent rate for all of 2008, due to tax reserve adjustments.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The tax rate in the first six months of 2009 was 35.0 percent, which is a combination of a 34.8 percent rate on the goodwill impairment charge, and a 36.2 percent rate for the remaining operating results. A portion of the goodwill impairment charge is not deductible for tax purposes, thus lowering the tax benefit recorded. The 36.2 percent rate on the remaining operations was lower than the 38.6 percent rate for all of 2008, as the tax benefit on the losses incurred in the first six months of 2009 was partially offset by the effect of permanent tax differences and tax reserve adjustments.

Interest Expense, Net

The $0.2 million increase in interest expense, net, for the first six months of 2009, was primarily due to lower interest income. Interest expense in the second quarter of 2009 was consistent with the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the six months ended June 30, (in thousands):

	2009	2008
Net cash flows provided by (used for) operating activities	$26,338	$(6,620)
Net cash flows (used for) provided by investment activities	$(2,693)	$5,608
Net cash flows used for financing activities	$(7,418)	$(11,804)

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2009 were $33.0 million better than in the first six months of 2008, primarily as a result of a $35 million reduction in inventories in the first six months of 2009, as compared to an increase in the comparable period in 2008, partially offset by (i) a larger seasonal increase in accounts receivable of $6 million, and (ii) lower after-tax operating results in the first six months of 2009. Inventories increased in 2008 due to the Company’s strategic purchase of raw materials in advance of price increases, as well as higher priced raw materials in inventory. The Company expects to lower inventory over the balance of 2009 by an additional $8 million to $10 million through consumption of higher priced inventory on hand, and reduced inventory purchases. However, raw material costs have recently risen by 5 percent to 15 percent, depending upon the type of raw material, which may impact the Company’s ability to reduce inventory in the future.

Depreciation and amortization was $9.3 million in the first six months of 2009, and are expected to aggregate $17 million to $18 million in 2009. In addition, non-cash stock-based compensation was $2.1 million in the first six months of 2009, and is expected to be nearly $4 million for the full year.

Cash Flows from Investing Activities

Cash flows used for investing activities of $2.7 million in the first six months of 2009 included capital expenditures of $1.1 million. Capital expenditures for 2009 are expected to be less than $3 million, and are expected to be funded by cash flows from operations.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In June 2009, the Company purchased $2.0 million of 6 month U.S. Treasury Bills that mature in December 2009.

On May 15, 2009, Lippert acquired the patents for the QuickBite CouplerTM, and other intellectual properties and assets. The innovative design of the QuickBiteTM automatic dual jaw locking system eliminates several steps when coupling a trailer to a tow vehicle, while at the same time making coupling simpler through the use of an integrated alignment system. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing and the balance will be paid on May 15, 2010. The acquisition was financed with available cash. In addition, Lippert will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents. As such, the aggregate purchase price could increase to a maximum of $3.0 million.

At June 30, 2009, the Company had seven facilities and vacant land listed for sale, with an aggregate carrying value of $9.8 million. In addition, the Company is attempting to sublease three vacant leased facilities. In April 2009, the Company entered into a two year lease at $25,000 per month for another vacant owned facility, which has a carrying value of $3.0 million. This lease also contains an option for the lessee to purchase the facility for $3.4 million.

Cash flows provided by investing activities of $5.6 million in the first six months of 2008 included proceeds of $8.1 million received from the sale of fixed assets in connection with the Company’s consolidation of production operations, partially offset by $2.4 million for capital expenditures.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first six months of 2009 and 2008 of $7.4 million and $11.8 million, respectively, were primarily due to net debt payments of $7.5 million and $7.4 million, respectively. Cash flows used for financing activities for the first six months of 2008 also included the purchase of treasury stock of $4.5 million.

The Company’s priorities for cash are liquidity and security. At June 30, 2009, all but $0.1 million of the Company’s cash balances were in fully FDIC insured accounts.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At June 30, 2009, the Company had $7.6 million in outstanding letters of credit under the line of credit.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc., and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The shelf-loan facility expires November 25, 2011. In June 2009, the Company paid in full the remaining $4.0 million of outstanding Senior Promissory Notes before their scheduled maturity date.

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA was less than $50 million at June 30, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $13.7 million. In addition to the $27 million in cash and investments at June 30, 2009, the borrowing availability under our credit and shelf-loan facilities is expected to be adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

At June 30, 2009, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months. The Company’s loan agreements contain prepayment penalties.

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

CORPORATE GOVERNANCE

The Company is in compliance with the corporate governance requirements of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.drewindustries.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns.

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this Quarterly Report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company did not experience any significant increase in its labor costs in the second quarter of 2009 related to inflation.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

 NEW ACCOUNTING PRONOUNCEMENTS

            In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of SFAS No. 165 are effective for interim or annual periods ending after June 15, 2009. The adoption of this standard for the quarterly period ended June 30, 2009 had no impact on the Company.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income (loss), whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA, changes in zoning regulations for manufactured homes, continuing sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its financing activities.

At June 30, 2009, the Company had $0.3 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2009, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be less than $0.1 million lower per annum than if the fixed rate financing could be obtained at current market rates.

At June 30, 2009, the Company had $0.9 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2009, and outstanding borrowings of $0.9 million, future cash flows would be reduced by less than $0.1 million per annum.

At June 30, 2009, the Company had $2.0 million of short-term investments in U.S. Treasuries with a current yield of approximately 0.3 percent. Assuming there is an increase of 100 basis points in the interest rate for these fixed rate investments subsequent to June 30, 2009, and total investments of $2.0 million, future cash flows would be less than $0.1 million lower per annum than if the fixed rate investment could be obtained at current market rates.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, Lippert installed enterprise resource planning (“ERP”) software and subsequently implemented certain functions of the ERP software. Over the last few years, the internal controls of Lippert have incrementally been strengthened due both to the ERP software and business process changes. In the third quarter of 2009, the Company has begun to implement certain functions of the ERP software and business process changes for Kinro. Implementation of additional functions of the ERP software and business process changes are planned for the upcoming quarters for Kinro. The Company also anticipates that it will continue to implement other additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled Gonzalez vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233). The case purports to be a class action on behalf of the named plaintiff and all others similarly situated in California. Plaintiff initially alleged, but has not sought certification of, a national class.

On April 1, 2008, the Court issued an order granting Drew’s motion to dismiss for lack of personal jurisdiction, resulting in the dismissal of Drew Industries Incorporated as one of the defendants in the case.

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, Inc., and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to flame spread established by the United States Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

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

On June 25, 2008, plaintiffs filed a renewed motion for class certification. On October 20, 2008, the Court again denied certification of a class, without prejudice, which allowed plaintiffs to file a new motion for certification. Plaintiffs filed a third motion for class certification on December 23, 2008. Defendants’ initial motion seeking summary judgment against plaintiffs’ case, which was withdrawn pending further discovery, was supplemented and refiled on December 23, 2008.

On May 18, 2009, the Court issued an Order granting partial summary judgment in favor of defendants, dismissing five of the six claims asserted by plaintiffs, except for plaintiffs’ claim for violation of California’s Unfair Competition Law (the “UCL”). The Court also granted plaintiffs’ motion for class certification as to that one claim.

The Court denied summary judgment on the UCL claim on the ground that there was a triable issue of fact as to whether the alleged misrepresentation on defendants’ labels regarding testing for flame spread rate caused plaintiffs to purchase the manufactured homes containing bathtubs manufactured by Kinro.

Even though the Court expressly found that plaintiffs did not actually rely on the alleged misrepresentations on defendants’ labels, the Court concluded that California law did not require plaintiffs to establish actual reliance in order to assert a UCL claim. However, on the same day that the Court issued its Order, the California Supreme Court issued a long-awaited ruling on the issue of reliance under the UCL. In its opinion in In re Tobacco II Cases (S147345, May 18, 2009), the California Supreme Court held, contrary to the Court’s ruling on the summary judgment motion in this case, that actual reliance is required to assert a UCL claim similar to the claim made by plaintiffs. Defendants believe that the ruling of the California Supreme Court compels the Court in this case to grant summary judgment to defendants dismissing the final claim and denying class certification to plaintiffs as to that claim.

As a result of this development, on May 29, 2009, defendants made a motion for reconsideration of the Court’s ruling on defendants’ motion for summary judgment to dismiss the final claim, and on plaintiffs’ motion for class certification as to that claim. Plaintiffs also filed a motion for reconsideration, arguing that the California Supreme Court’s ruling required the Court to deny defendants’ motion for summary judgment as to plaintiffs’ claim for violation of the Consumer Legal Remedies Act, as well as the UCL claim. A decision by the Court on the motions for reconsideration has not yet been received.

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

Based on the foregoing investigation and testing, the Court’s ruling on the summary judgment motion, and the ruling by the California Supreme Court, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims. In addition, Kinro believes that no remedial action is required or appropriate under HUD safety standards.

In October 2007, the parties participated in voluntary non-binding mediation in an effort to reach a settlement. Kinro made an offer of settlement consistent with its belief regarding the merits of plaintiffs’ allegations. Although no settlement was reached, the parties have since had intermittent discussions. The outcome of such settlement efforts cannot be predicted.

If defendants’ motion for reconsideration is denied, so that the Court maintains its rulings denying defendants’ motion for summary judgment as to the UCL claim and granting plaintiffs’ motion for class certification with respect to that claim or others, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2009, would not be material to the Company’s financial position or annual results of operations.

Item 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2009.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 20, 2009. Of the 21,575,533 shares of common stock entitled to vote at such meeting, holders of at least 19,536,850 shares were present in person or by proxy. At the meeting, stockholders elected to the Board of Directors Leigh J. Abrams, Edward W. Rose, III, Fredric M. Zinn, Jason D. Lippert, James F. Gero, Frederick B. Hegi, Jr., David A. Reed and John B. Lowe, Jr., each with a term expiring in 2010. There was no solicitation in opposition to management’s nominees, all of whom were elected, and each nominee received 75 percent or more, of the votes cast, in favor of his election. There were no abstentions or broker non-votes.

The stockholders also ratified an amendment to the Company’s Restated Certificate of Incorporation to decrease the authorized number of shares of Common Stock from 50,000,000 shares to 30,000,000. Voting for the resolution ratifying the amendment were 19,461,769 shares. Voting against were 65,303 shares. Abstaining were 9,778 shares. There were no broker non-votes.

The stockholders also ratified an amendment to the 2002 Equity Award and Incentive Plan to increase the number of shares of Common Stock available for issuance pursuant to grants by 900,000 shares. Voting for the resolution ratifying the amendment were 16,707,006 shares. Voting against were 1,418,938 shares. Abstaining were 2,187 shares. There were 1,408,719 broker non-votes.

The stockholders also ratified the appointment of KPMG LLP as independent auditors for stockholders of the Company for 2009. Voting for the resolution ratifying the appointment were 19,402,459 shares. Voting against were 131,002 shares. Abstaining were 3,389 shares. There were no broker non-votes.

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

August 7, 2009