Form 10-Q
period 2009-09-30
DREW INDUSTRIES INC
filed 2009-11-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2009

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,910,233 shares of common stock as of October 30, 2009.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(UNAUDITED)

		Page
PART I -	FINANCIAL INFORMATION

	Item 1 - FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-19

	Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-37

	Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

	Item 4 - CONTROLS AND PROCEDURES	39

PART II -	OTHER INFORMATION

	Item 1 - LEGAL PROCEEDINGS	40-42

	Item 1A - RISK FACTORS	42

	Item 6 - EXHIBITS	42

SIGNATURES		43

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)

Net sales	$293,248	$433,945	$121,666	$124,274
Cost of sales	238,895	335,580	93,692	99,292
Gross profit	54,353	98,365	27,974	24,982
Selling, general and administrative expenses	50,331	64,026	16,721	20,481
Goodwill impairment	45,040	-	-	-
Other (income)	(260)	(675)	(60)	(29)
Operating (loss) profit	(40,758)	35,014	11,313	4,530
Interest expense, net	614	602	179	323
(Loss) income before income taxes	(41,372)	34,412	11,134	4,207
(Benefit) provision for income taxes	(14,415)	13,524	3,945	1,614
Net (loss) income	$(26,957)	$20,888	$7,189	$2,593

Net (loss) income per common share:
Basic	$(1.24)	$0.95	$0.33	$0.12
Diluted	$(1.24)	$0.95	$0.33	$0.12

Weighted average common shares outstanding:
Basic	21,724	21,879	21,847	21,702
Diluted	21,724	22,023	21,994	21,815

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2009	2008	2008
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$44,932	$9,185	$8,692
Short-term investments	1,999	-	-
Accounts receivable, trade, less allowances	27,728	23,874	7,913
Inventories	57,184	107,272	93,934
Prepaid expenses and other current assets	15,647	11,924	16,556

Total current assets	147,490	152,255	127,095

Fixed assets, net	83,263	93,957	88,731
Goodwill	-	49,864	44,113
Other intangible assets	40,518	43,099	42,787
Other assets	17,994	6,386	8,632

Total assets	$289,265	$345,561	$311,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$-	$11,797	$5,833
Accounts payable, trade	11,761	14,273	4,660
Accrued expenses and other current liabilities	29,327	41,585	32,224

Total current liabilities	41,088	67,655	42,717

Long-term indebtedness	-	5,315	2,850
Other long-term liabilities	8,659	5,660	6,913

Total liabilities	49,747	78,630	52,480

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,497,558 shares at September 2009, 24,088,454 shares at September 2008 and 24,122,054 at December 2008	245	241	241
Paid-in capital	72,547	63,802	64,954
Retained earnings	194,526	230,693	221,483
Accumulated other comprehensive loss	-	(5)	-
	267,318	294,731	286,678
Treasury stock, at cost - 2,596,725 shares	(27,800)	(27,800)	(27,800)
Total stockholders’ equity	239,518	266,931	258,878

Total liabilities and stockholders’ equity	$289,265	$345,561	$311,358

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
(In thousands)

Cash flows from operating activities:
Net (loss) income	$(26,957)	$20,888
Adjustments to reconcile net (loss) income to cash flows provided by (used for) operating activities:
Depreciation and amortization	14,337	12,534
Deferred taxes	(15,660)	-
Loss (gain) on disposal of fixed assets and other non-cash items	1,549	(2,410)
Stock-based compensation expense	3,043	2,809
Goodwill impairment	45,040	-
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(19,815)	(6,384)
Inventories	38,108	(26,357)
Prepaid expenses and other assets	1,830	115
Accounts payable, accrued expenses and other liabilities	3,600	(4,703)
Net cash flows provided by (used for) operating activities	45,075	(3,508)

Cash flows from investing activities:
Capital expenditures	(1,915)	(3,274)
Acquisitions of businesses	(1,709)	(28,442)
Proceeds from sales of fixed assets	959	9,800
Purchase of short-term investments	(1,999)	-
Other investments	(25)	(3,195)
Net cash flows used for investing activities	(4,689)	(25,111)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	5,775	14,600
Repayments under line of credit and other borrowings	(14,458)	(24,750)
Purchase of treasury stock	-	(8,333)
Exercise of stock options	4,554	74
Other financing activities	(17)	-
Net cash flows used for financing activities	(4,146)	(18,409)

Net increase (decrease) in cash	36,240	(47,028)

Cash and cash equivalents at beginning of period	8,692	56,213
Cash and cash equivalents at end of period	$44,932	$9,185

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on debt	$412	$1,021
Income taxes, net of refunds	$3,729	$13,577

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2008	$241	$64,954	$221,483	$(27,800)	$258,878
Net loss for the nine months ended September 30, 2009	-	-	(26,957)	-	(26,957)
Issuance of 375,504 shares of common stock pursuant to stock options and deferred stock units	4	4,165	-	-	4,169
Income tax benefit relating to issuance of common stock pursuant to stock options exercised	-	385	-	-	385
Stock-based compensation expense	-	3,043	-	-	3,043

Balance - September 30, 2009	$245	$72,547	$194,526	$(27,800)	$239,518

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q on November 9, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). The RV Segment, which accounted for 77 percent and 74 percent of consolidated net sales for the nine-month periods ended September 30, 2009 and 2008, respectively, manufactures a variety of products used primarily in the production of RVs, including:

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

More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance primarily consists of sales of components for motorhomes, as well as sales of specialty trailers and axles for specialty trailers.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 23 percent and 26 percent of consolidated net sales for the nine-month periods ended September 30, 2009 and 2008, respectively, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and office units, as well as replacement parts for manufactured homes, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles

In addition, in the fourth quarter of 2009, the Company began production of entry doors for manufactured homes.

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

Information relating to segments follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net sales:
RV Segment	$225,621	$320,941	$94,460	$85,694
MH Segment	67,627	113,004	27,206	38,580
Total net sales	$293,248	$433,945	$121,666	$124,274

Operating profit:
RV Segment	$12,814	$31,848	$11,130	$4,598
MH Segment	2,559	10,989	2,831	3,913
Total segment operating profit	15,373	42,837	13,961	8,511
Amortization of intangibles	(4,185)	(3,670)	(1,410)	(1,547)
Corporate	(4,819)	(5,714)	(1,701)	(1,747)
Goodwill impairment	(45,040)	-	-	-
Other items	(2,087)	1,561	463	(687)
Total operating (loss) profit	$(40,758)	$35,014	$11,313	$4,530

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions, Goodwill and Other Intangible Assets

QuickBiteTM

On May 15, 2009, Lippert acquired the patents for the QuickBite CouplerTM, and other intellectual properties and assets. The innovative design of the QuickBiteTM automatic dual jaw locking system eliminates several steps when coupling a trailer to a tow vehicle, while at the same time making coupling simpler through the use of an integrated alignment system. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing and the balance will be paid on May 15, 2010. The acquisition was financed with available cash. In addition, Lippert will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents. Therefore, the aggregate purchase price could increase to a maximum of $3.0 million. The results of the acquired QuickBiteTM business have been included in the Company’s Condensed Consolidated Statement of Operations beginning May 15, 2009.

Slide-out storage box for pick-up trucks

On September 11, 2009, Lippert acquired the patent-pending design for a tool box containing a slide-out storage tray.  This newly-designed product, used in pick-up trucks, tow trucks and other mobile service vehicles, will be produced at the Company’s existing manufacturing plants, with existing management, utilizing production techniques with which the Company has extensive experience.  The purchase price was $0.4 million, which was paid at closing.  The acquisition was financed with available cash.  The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning September 11, 2009.

Front entry doors for manufactured homes

On September 29, 2009, Kinro purchased certain inventory and equipment used for the production of front entry doors for manufactured homes.  This acquisition will increase Kinro’s content per manufactured home and also add a new product category. The Company estimates that the current annual market for front entry doors for manufactured homes is about $25 million to $30 million, and that half of this new potential is in aftermarket replacement doors for the millions of existing manufactured homes.  Kinro will begin to manufacture entry doors at plants in Indiana and South Carolina in the 2009 fourth quarter.  The purchase price was $1.0 million, which was paid at closing.  The acquisition was financed with available cash.  The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning September 29, 2009.

Total consideration for these acquisitions was recorded as follows (in thousands):

Net tangible assets acquired	$1,400
Intangible assets	1,780
3,180
Less: Present value of future estimated earn-out payments	(1,205)
Less: Other	(266)
Total cash consideration	$1,709

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

At March 31, 2009, the discount rate used in the discounted cash flow model prepared for the goodwill impairment analysis was 16.5 percent, derived by applying the weighted average cost of capital model which weights the cost of debt and equity financing. The Company also considered the relationship of debt to equity of other companies similar to the respective reporting units, the risks and uncertainty inherent in the markets generally and in the Company’s internally developed forecasts.

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

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - December 31, 2008	$9,251	$34,862	$44,113
Adjustments related to Seating Technologies, acquired July 1, 2008	-	927	927
Impairment charge	(9,251)	(35,789)	(45,040)
Balance - September 30, 2009	$-	$-	$-

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

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At September 30, 2009, all but $0.1 million of the Company’s cash balances were in fully FDIC insured accounts.

At September 30, 2009, the Company had $2.0 million invested in 6 month U.S. Treasury Bills that mature in December 2009. This investment was recorded at cost which approximates fair value.

At September 30 and December 31, 2008, the Company had $7.5 million and $3.8 million, respectively, invested in high-quality, short-term money market instruments issued and payable in U.S funds.

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	September 30,		December 31,
	2009	2008	2008

Finished goods	$7,261	$12,276	$10,801
Work in process	2,016	3,376	2,946
Raw material	47,907	91,620	80,187
Total	$57,184	$107,272	$93,934

6.	Long-Term Indebtedness

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At September 30, 2009, the Company had $8.4 million in outstanding letters of credit under the line of credit.

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

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA was less than $50 million at September 30, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $24.5 million. The $47 million in cash and investments at September 30, 2009, together with the borrowing availability under our credit and shelf-loan facilities, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth and interest and fixed charge coverages and to meet certain other financial requirements. At September 30, 2009, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the shelf-loan facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

In September 2009, the Company paid in full its remaining debt obligations of approximately $1 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term indebtedness consists of the following (dollars in thousands):

	September 30,		December 31,
	2009	2008	2008
Senior Promissory Notes	$-	$7,000	$6,000
Notes payable pursuant to a Credit Agreement
with interest at prime rate or LIBOR plus a rate
margin based upon the Company’s performance	-	5,000	-
Industrial Revenue Bonds, secured by certain
real estate and equipment	-	2,895	1,662
Other loans primarily secured by certain real estate and
equipment, with fixed interest rates	-	2,217	1,021
	-	17,112	8,683
Less current portion	-	11,797	5,833

Total long-term indebtedness	$-	$5,315	$2,850

7.	Stockholders’ Equity

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

The following reconciliation details the denominator used in the computation of basic and diluted earnings per, (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding
for basic earnings per share	21,724	21,879	21,847	21,702
Common stock equivalents pertaining
to stock options and contingently
issuable deferred stock units	-	144	147	113
Total for diluted shares	21,724	22,023	21,994	21,815

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average diluted shares outstanding for the nine months ended September 30, 2009 and 2008, excludes the effect of 1,861,873 and 1,164,473 stock options, respectively, and the three months ended September 30, 2009 and 2008, excludes the effect of 964,490 and 1,162,240 stock options, respectively, because including them in the calculation of total diluted shares would have been anti-dilutive.

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

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because she no longer owned the bathtub. The Court granted plaintiff leave to amend the complaint to add a different plaintiff.

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

On August 26, 2009, the Court issued an Order granting in part defendants’ motion for reconsideration. The Court concluded that the May 18, 2009 decision of the California Supreme Court does bar plaintiffs’ fraud-based UCL claim because plaintiffs did not actually rely on defendants’ labels when they bought the homes containing the bathtubs. Therefore, the Court dismissed that claim. However, the Court concluded that simply selling bathtubs which may fail to satisfy Federal standards may violate the “unfair prong” of the UCL, even if plaintiffs did not actually rely on defendant’s labels.

On September 11, 2009, defendants filed with the Ninth Circuit Court of Appeals a Petition for Permission to Appeal, on an interlocutory basis, that part of the District Court’s ruling on the motion for reconsideration that certified a class to pursue a claim under the “unfair prong” of the UCL. Defendants contend in this petition that the District Court erred because (1) plaintiffs neither alleged nor sought to certify such a claim, and (2) such a claim does not exist under California law based on the facts in this case. Plaintiffs filed an opposition to defendants’ petition, and the Ninth Circuit has not yet ruled.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Based on the foregoing investigation and testing, the Court’s ruling dismissing five of plaintiffs’ six claims, and the ruling by the California Supreme Court, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims. In addition, Kinro believes that no remedial action is required or appropriate under HUD safety standards.

If defendants’ motion for appeal is denied, and the Court maintains its rulings denying defendants’ motion for summary judgment as to the UCL claim and granting plaintiffs’ motion for class certification with respect to that claim, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2009, would not be material to the Company’s financial position or annual results of operations.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In January 2008, the Company received a scheduled payment of principal and interest of $0.8 million, which had been previously fully reserved, and therefore recorded a pre-tax gain. The Company did not receive the final scheduled payment of $1.0 million in January 2009; however, in the first nine months of 2009 the Company received principal payments of $0.3 million, which were previously fully reserved, and therefore recorded a pre-tax gain of $0.3 million. The Company is currently attempting to collect the balance due of $0.7 million plus interest.

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at more than 30 facilities and reduced staff levels. The severance and operational relocation costs incurred by the Company in the first nine months of 2009 and 2008 were not significant. The Company operated 27 facilities at September 30, 2009, and is continuing to explore additional facility consolidation opportunities.

At September 30, 2009, the Company had eight facilities and land with an aggregate carrying value of $12.4 million which are not currently being used in production, including six facilities and vacant land with an aggregate carrying value of $6.9 million which are listed for sale. In 2009, the remaining two facilities were leased for two and three year terms, for a combined $50,000 per month. Each lease also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to the owned facilities, the Company is attempting to sublease three vacant leased facilities.

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

Effective January 1, 2008, the Company adopted new accounting guidance for all financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted new accounting guidance for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2009, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

This new accounting guidance establishes a new framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques required by the accounting guidance are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The accounting guidance requires the following fair value hierarchy:

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

            Long-lived assets, including goodwill and other intangible assets, may be measured at fair value if such assets are held for sale or if there is a determination that the asset is impaired. The determination of fair value is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

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

During 2009, the Company acquired patents, other intellectual properties and assets in business combinations. The Company used Level 3 inputs to value the assets acquired, as well as the liabilities for future earn-out payments. See Note 3 to Notes to Condensed Consolidated Financial Statements.

In addition, the Company reviewed the recoverability of the carrying value of facilities and vacant land listed for sale using broker quotes and management’s estimates, which are Level 3 inputs. During the nine months ended September 30, 2009, the Company recorded impairment charges of $1.6 million, of which $0.2 million was recorded in the third quarter of 2009, on facilities with an adjusted carrying value of $4.8 million at September 30, 2009. These impairment charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Additionally, the Company reviewed the recoverability of vacant facilities with a net carrying value of $2.1 million, using Level 3 inputs, and determined no impairment was required.

10.	New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of the new accounting guidance were effective for interim or annual periods ending after June 15, 2009. The adoption of this new accounting guidance had no impact on the Company.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed, and contractual contingencies to be recognized at fair value as of the acquisition date.   The provisions of the new accounting guidance were effective for fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In September 2006, the FASB issued new accounting guidance which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of the new accounting guidance were effective for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB delayed the effective date of the new accounting guidance until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis.  The Company adopted the applicable provisions of the new accounting guidance on January 1, 2009 and 2008, respectively.  See Note 9 to Notes to Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its wholly-owned operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH Segments. At September 30, 2009, the Company operated 27 facilities in the United States.

The RV Segment accounted for 77 percent of consolidated net sales for the nine months ended September 30, 2009 and 72 percent of the annual consolidated net sales for 2008. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

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

More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance primarily consists of sales of components for motorhomes, as well as sales of specialty trailers and axles for specialty trailers. Travel trailers and fifth-wheel RVs accounted for 78 percent and 74 percent of all RVs shipped by the industry in 2008 and 2007, respectively, up from 61 percent in 2001.

The MH Segment, which accounted for 23 percent of consolidated net sales for the nine months ended September 30, 2009 and 28 percent of the annual consolidated net sales for 2008, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, as well as replacement parts for manufactured homes, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles

In addition, in the fourth quarter of 2009, the Company began production of entry doors for manufactured homes.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use.  RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers). Towable RVs represented 93 percent of the 121,400 RVs produced in the first nine months of 2009, while motorhomes represented the remaining 7 percent of RVs produced. Motorhomes have a significantly higher average retail selling price than towable RVs.

During 2008, and continuing into the first six months of 2009, retail sales of RVs declined because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets. As a result, RV manufacturers significantly reduced their output, and, according to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, declined 53 percent to 59,400 units for the first six months of 2009, which reduced sales by the Company of components for new RVs. However, trends improved during the third quarter of 2009, with industry-wide wholesale shipments of travel trailers and fifth-wheel RVs increasing 5 percent compared to the third quarter of 2008, to 41,500 units.  This was the first year over year increase in quarterly shipments since the fourth quarter of 2007, and is reportedly due to both a restocking of inventory by dealers, and an improvement in retail demand.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. Throughout 2008 and the first eight months of 2009, retail sales remained below prior year levels. September 2009 retail sales information is not yet available.

A comparison of the year over year percentage change in industry-wide wholesale shipments and retail shipments of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., is as follows:

	Wholesale	Retail
Quarter ended March 31, 2008	(8)%	(16)%
Quarter ended June 30, 2008	(18)%	(19)%
Quarter ended September 30, 2008	(38)%	(27)%
Quarter ended December 31, 2008	(63)%	(36)%
Quarter ended March 31, 2009	(61)%	(38)%
Quarter ended June 30, 2009	(44)%	(30)%
Quarter ended September 30, 2009	5%	(21	)% (1)
(1) Through August 2009, the latest period for which retail information is available.

Year ended December 31, 2008	(29)%	(23)%
Year ended December 31, 2007	(10)%	4%

Retail statistics, reported by Statistical Surveys, Inc., do not include sales of RVs in Canada. The RVIA reported that over one in five towable RVs was shipped to Canada in 2008.  Towable RV shipments to Canada for 2009 are not yet available.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the four quarters ended June 30, 2009, retail sales of travel trailers and fifth-wheel RVs did not decline as sharply as industry-wide wholesale shipments, indicating that dealers were selling, but not replacing inventories, and therefore dealer inventories declined. However, in the quarter ended September 30, industry-wide wholesale shipments of travel trailers and fifth-wheel RVs increased 5 percent, while retail sales for July and August 2009, the last months for which retail data is available, declined, indicating that dealers may have restocked inventory. A survey of RV dealers indicated that dealer inventories of towable RVs in the third quarter of 2009 were 90 days, consistent with the 87 days sales in the second quarter of 2009, but a significant decline from the 154 days sales reported for the third quarter of 2008. In that 2009 survey, only 16 percent of dealers said their inventories were too high.

The RVIA has projected a 35 percent decline in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2009, to 120,700 units. However, based upon the increase in industry-wide wholesale shipments of travel trailers and fifth wheel RVs subsequent to the September 2009 RVIA forecast, the actual industry-wide wholesale shipments in 2009 are likely to be greater than the RVIA projection.

The RVIA has projected an increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2010, to 155,700 units. Following the last three recessions, industry-wide shipments of RVs grew by more than 20 percent in the first year of the recovery. Consumer confidence and the availability of financing have historically been important factors in the overall growth in the RV industry.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for the first nine months of 2009, industry-wide wholesale production of manufactured homes decreased 42 percent over the first nine months of 2008, including a 37 percent decline during the third quarter of 2009. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. For the first nine months of 2009, larger multi-section manufactured homes represented 63 percent of the total manufactured homes produced, down from 68 percent for all of 2007, and 80 percent in all of 2003. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The decline in multi-section homes over the past few years is apparently partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home as many retirees had done historically.

For the full year 2009, industry-wide wholesale production of manufactured homes is estimated to be approximately 45,000 to 50,000, a decline of over 85 percent since 1998. This decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and chattel loans for manufactured homes (chattel loans are loans secured only by the home which is sited on leased land).

Legislation enacted in July 2008 increased Federal Housing Administration (“FHA”) insured lending limits for chattel mortgages for manufactured homes from less than $49,000 to nearly $70,000, subject to future adjustments based on inflation. The final regulations for the insured lending limits were put into place in March 2009. The American Recovery and Reinvestment Act of 2009 also authorized a tax credit of the lesser of 10 percent of the purchase price, or $8,000, for qualified first-time home buyers purchasing a principal residence during 2009, which applies to manufactured housing. The Worker, Homeownership, and Business Assistance Act of 2009 extended the tax credit until April 30, 2010, and also authorized a tax credit of up to $6,500 for qualified repeat home buyers. The impact of these programs has been modest so far, and any future impact on demand for new manufactured homes cannot be determined at this time.

The Company believes the manufactured housing industry may begin to experience a modest recovery once the recession ends and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, low consumer confidence, and tight credit markets, the Company currently expects industry-wide wholesale production of manufactured homes to remain low for the balance of 2009 and the first half of 2010.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating (loss) profit are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
RV Segment	$225,621	$320,941	$94,460	$85,694
MH Segment	67,627	113,004	27,206	38,580
Total net sales	$293,248	$433,945	$121,666	$124,274

Operating profit:
RV Segment	$12,814	$31,848	$11,130	$4,598
MH Segment	2,559	10,989	2,831	3,913
Total segment operating profit	15,373	42,837	13,961	8,511
Amortization of intangibles	(4,185)	(3,670)	(1,410)	(1,547)
Corporate	(4,819)	(5,714)	(1,701)	(1,747)
Goodwill impairment	(45,040)	-	-	-
Other items	(2,087)	1,561	463	(687)
Total operating (loss) profit	$(40,758)	$35,014	$11,313	$4,530

Consolidated Highlights

▪	Net sales in the third quarter of 2009 decreased 2 percent, or $3 million, compared to the third quarter of 2008 due to:

•	A 29 percent decline in net sales of the MH Segment due to the 37 percent decline in industry-wide wholesale production of manufactured homes, partially offset by market share gains.

Partially offset by:

•	A 10 percent increase in net sales of the RV Segment due to the 5 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, as well as market share gains.

The Company’s RV Segment continued to achieve market share gains, led by recently-introduced products, in particular, RV entry doors and the Company’s Seating Technology furniture products.

In July 2009, a supplier of manufactured housing windows and doors exited the market.  Since then, the Company has gained new window business of $2 million in the third quarter of 2009, and more than $7 million annually.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In addition, with the purchase of entry door production equipment and inventory on September 29, 2009, the Company is entering the $25 million to $30 million market for manufactured housing entry doors. The Company will begin production of manufactured housing entry doors in the fourth quarter of 2009. Approximately half of this new potential is in aftermarket replacement entry doors for manufactured homes. The Company’s aftermarket sales, primarily comprised of windows and thermoformed bath products, were approximately $10 million to $12 million for the twelve months ended September 2009, and could increase if the Company gains market share in aftermarket manufactured housing entry doors.

▪
Net income for the third quarter of 2009 increased $4.6 million, or 177 percent, from the third quarter of 2008, primarily due to lower raw material and health insurance costs, and fixed cost reductions.  In addition, incentive compensation was lower in the third quarter of 2009 because year-to-date operating profit for certain operations were below the pro-rata portion of previously established annual incentive compensation hurdles.

▪
During the third quarter of 2009, the Company continued to generate significant cash flow, increasing cash and investments by over $20 million, to nearly $47 million, and paying off the $1 million of remaining debt. This was largely accomplished by cash flows provided by operating activities of $19 million.

▪
Net sales in October 2009 are expected to be up approximately 8 percent compared to October 2008, an improvement over the 2 percent net sales decline in the 2009 third quarter. October 2009 had one less shipping day than October 2008.

While there are uncertainties, it appears that many of the RV producers will continue to produce five days a week for the balance of the fourth quarter of 2009, as opposed to the reduced production schedules during the fourth quarter of 2008 and first few months of 2009. However, it is difficult to anticipate production levels beyond November 2009, particularly during the traditionally slower winter months. In addition, if retail sales slow further, RV manufacturers and manufactured home producers could reduce their output, which would negatively affect the Company.

▪
For the balance of 2009 and the first half of 2010, the Company does not expect significant changes in the economy, the credit market, consumer confidence, or the real estate and mortgage markets. In response to the current economic environment, the Company has taken the following steps:

•	Increased market share for existing products.
•	Introduced new products.
•	Reduced its workforce and production capacity to be more in line with anticipated demand.
•	Reduced fixed overhead costs.
•	Reduced costs by combining certain administrative functions and sales efforts of its subsidiaries.
•	Strengthened its balance sheet by reducing inventory and conserving cash.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cost reduction measures benefitted the Company’s operating results in the third quarter of 2009 by more than $2 million, compared to the third quarter of 2008, and will benefit the full year 2009 operating results by more than $9 million as compared to the full year 2008. The cost reduction measures taken in 2009 will benefit 2010 by an additional $2.5 million. In addition, management has improved production efficiencies.  The Company anticipates that a significant portion of the fixed cost reductions and production efficiencies implemented will be retained even as sales increase.

Further, if exceptional opportunities for market share and product line expansion arise due to current economic conditions, the Company’s experienced operating management team, strong balance sheet and solid cash flow should allow it to respond quickly to such opportunities.

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the costs of steel and aluminum have been volatile. Last years’ third quarter net income was reduced by $0.06 to $0.08 per diluted share due to high material costs which impacts the comparison to the 2009 third quarter. Then, earlier this year, raw material costs temporarily declined, but have risen 10 percent to 30 percent in the last few months, depending upon the type of raw material. The Company anticipates that these recent cost increases will likely reduce operating profit in the fourth quarter of 2009 by $1 million to $1.5 million.

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

RV Segment – Third Quarter

Net sales of the RV Segment in the third quarter of 2009 increased 10 percent, or $9 million, compared to the third quarter of 2008 due to:

•
An ‘organic’ sales increase of approximately $10 million, or 12 percent, of RV-related products. This increase was greater than the 5 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV market, primarily due to market share gains.

Partially offset by:

•
An ‘organic’ sales decline of approximately 39 percent or $1 million in specialty trailers due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	2009	2008	Percent Change
Content per Travel Trailer and
Fifth-Wheel RV	$2,088	$1,870	12%
Content per Motorhome	$493	$554	-11%
Content per all RVs	$1,762	$1,513	16%

Sales of certain RV components have been reclassified between travel trailer and fifth-wheel RVs, and motorhomes in prior periods.  The Company’s average product content per type of RV does not include sales of replacement parts to aftermarket customers.  Prior periods have been adjusted to conform to this presentation.

According to the RVIA, industry production for the twelve months ended September 30, was as follows:

	2009	2008	Percent Change
Travel Trailer and Fifth-
Wheel RVs	120,800	218,900	-45%
Motorhomes	11,900	37,300	-68%
All RVs	146,500	284,200	-48%

Operating profit of the RV Segment in the third quarter of 2009 increased $6.5 million, or 142 percent, to $11.1 million, compared to the third quarter of 2008. The increase in RV Segment operating profit was more than the Company would typically expect based on the increase in net sales of $9 million.

The operating margin of the RV Segment in the third quarter of 2009 was positively impacted by:

•	Lower raw material costs than in the third quarter of 2008 when raw material costs were high. However, depending upon the type of raw material, costs have recently risen 10 percent to 30 percent.

•	Implementation of cost-cutting measures which reduced cost of sales.

•	Labor efficiencies due to operational improvements and the increase in sales.

•	Lower warranty and health insurance costs.

•
A decrease in selling, general and administrative expenses to 10.8 percent of net sales in the third quarter of 2009 from 12.5 percent of net sales in the third quarter of 2008, largely due to the implementation of fixed cost reductions, lower fuel costs, and the spreading of fixed administrative costs over a larger sales base. In addition, incentive compensation was lower as a percent of sales in the third quarter of 2009 because year-to-date operating profit for certain operations were below the pro-rata portion of previously established annual incentive compensation hurdles.

•	The spreading of fixed manufacturing costs over a larger sales base.

Partially offset by:

•	Equipment write-downs.

•	Higher overtime costs.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RV Segment – Year to Date

Net sales of the RV Segment in the first nine months of 2009 decreased 30 percent, or $95 million, compared to the same period of 2008 due to:

•
An ‘organic’ sales decline of approximately $118 million, or 52 percent, of RV-related products during the first six months of 2009, partially offset by an ‘organic’ sales increase of approximately $10 million, or 12 percent, of RV-related products in the third quarter of 2009. The 35 percent ‘organic’ sales decline during the first nine months of 2009 was due to the 39 percent decrease in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV market.

•
An ‘organic’ sales decline of approximately 52 percent or $6 million in specialty trailers due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Sales generated from acquisitions, aggregating approximately $13 million.

•	Sales price increases of approximately $6 million, primarily due to raw material cost increases in 2008.

Operating profit of the RV Segment in the first nine months of 2009 decreased $19.0 million, or 60 percent, to $12.8 million, compared to the first nine months of 2008, largely due to the decline in sales, and $2.9 million of extra expenses, recorded in the first quarter of 2009, related to plant consolidations, staff reductions, increased bad debts, and obsolete inventory and tooling. Excluding these extra expenses, the Company’s RV Segment had an operating profit of $15.7 million in the first nine months of 2009, a decrease of $16.1 million, or 51 percent, from the segment operating profit of $31.8 million in the same period last year. This adjusted decline in RV Segment operating profit was 16 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

The operating margin of the RV Segment in the first nine months of 2009 was positively impacted by:

•	Implementation of cost-cutting measures which reduced cost of sales.

•	Lower warranty, health insurance, supplies and repair costs.

Partially offset by:

•
Higher raw material costs during the first six months of 2009, partially offset by lower raw material costs in the third quarter of 2009 compared to the third quarter of 2008 when raw material costs were high. However, depending upon the type of raw material, costs have recently risen 10 percent to 30 percent.

•
Labor inefficiencies due to the sharp drop in sales during the first six months of 2009, partially offset by labor efficiencies during the third quarter of 2009 due to operational improvements and the increase in sales.

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Equipment write-downs.

•	Higher overtime.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
An increase in selling, general and administrative expenses to 12.3 percent of net sales in the first nine months of 2009 from 12.1 percent of net sales in the first nine months of 2008, largely due to an increase in bad debt expense, as well as the spreading of fixed administrative costs over a smaller sales base, partially offset by the implementation of fixed cost reductions. Also, incentive compensation was lower as a percent of sales in the first nine months of 2009 because year-to-date operating profit for certain operations were below the pro-rata portion of previously established annual incentive compensation hurdles.

MH Segment – Third Quarter

Net sales of the MH Segment in the third quarter of 2009 decreased 29 percent, or $11 million, from the third quarter of 2008, less than the 37 percent decrease in industry-wide production of manufactured homes due primarily to market share gains. In July 2009, a supplier of manufactured housing windows and doors exited the market.  Since then, the Company has gained new window business of $2 million in the third quarter of 2009, and more than $7 million annually.

In addition, with the recent purchase of entry door production equipment and inventory, the Company is entering the $25 million to $30 million market for manufactured housing entry doors.  Approximately half of this new potential is in aftermarket replacement entry doors for manufactured homes. The Company’s aftermarket sales, primarily comprised of windows and thermoformed bath products, were approximately $10 million to $12 million for the twelve months ended September 2009, and could increase if the Company gains market share in aftermarket manufactured housing entry doors.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. Content per manufactured home and content per floor is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes produced for the twelve months ended September 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended September 30, was as follows:

	2009	2008	Percent Change
Content per Home Produced	$1,477	$1,448	2%
Content per Floor Produced	$903	$868	4%

The Company’s average product content per manufactured home does not include sales of replacement parts to aftermarket customers.  Prior periods have been adjusted to conform to this presentation.

According to the IBTS, industry production for the twelve months ended September 30, was as follows:

	2009	2008	Percent Change
Total Homes Produced	54,200	88,400	-39%
Total Floors Produced	88,600	147,400	-40%

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the MH Segment in the third quarter of 2009 decreased 28 percent to $2.8 million, compared to the third quarter of 2008, primarily due to the decrease in net sales.  The decline in MH Segment operating profit was 10 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

The operating margin of the MH Segment in the third quarter of 2009 was positively impacted by:

•	A temporary decline in raw material costs. However, depending upon the type of raw material, costs have recently risen 10 percent to 30 percent.

•	Lower health insurance costs.

•	Implementation of cost-cutting measures which reduced cost of sales.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Labor inefficiencies due to the drop in sales.

•	Start up costs incurred in connection with the new window business gained in the third quarter of 2009

•
An increase in selling, general and administrative expenses to 16.5 percent of net sales in the third quarter of 2009 from 15.9 percent of net sales in the third quarter of 2008 due largely to the spreading of fixed administrative costs over a smaller sales base, partially offset by fixed cost reductions. Also, incentive compensation was lower as a percent of sales in the third quarter of 2009 because year-to-date operating profit for certain operations were below the pro-rata portion of previously established annual incentive compensation hurdles.

MH Segment – Year to Date

Net sales of the MH Segment in the first nine months of 2009 decreased 40 percent, or $45 million, from the same period of 2008. Excluding $2 million in sales price increases, net sales of the MH Segment declined 42 percent, consistent with the 42 percent decrease in industry-wide production of manufactured homes. During the first six months of 2009, the Company’s sales decline was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, a decline in modular and office units, and partly due to customer mix. However, the Company’s third quarter 2009 sales decline was less than the manufactured housing industry decline due primarily to market share gains.  In July 2009, a supplier of manufactured housing windows and doors exited the market.  Since then the Company has gained new window business of $2 million in the third quarter of 2009, and more than $7 million annually.

In addition, with the recent purchase of entry door production equipment and inventory, the Company is entering the $25 million to $30 million market for manufactured housing entry doors.  Approximately half of this new potential is in aftermarket replacement entry doors for manufactured homes. The Company’s aftermarket sales, primarily comprised of windows and thermoformed bath products, were approximately $10 million to $12 million for the twelve months ended September 2009, and could increase if the Company gains market share in aftermarket manufactured housing entry doors.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the MH Segment in the first nine months of 2009 decreased 77 percent to $2.6 million, compared to the first nine months of 2008, largely due to the decline in sales. In addition, the Company had $0.6 million of extra expenses, recorded in the first quarter of 2009, related to plant consolidations, staff reductions, and obsolete inventory. Excluding these extra expenses, the Company’s MH Segment had an operating profit of $3.2 million in the first nine months of 2009, a decrease of $7.8 million from the segment operating profit of $11.0 million in the same period last year. The adjusted decline in MH Segment operating profit was 16 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

The operating margin of the MH Segment in the first nine months of 2009 was positively impacted by:

•	Implementation of cost-cutting measures which reduced cost of sales.

•	Lower raw material costs. However, depending upon the type of raw material, costs have recently risen 10 percent to 30 percent.

•	Lower health insurance costs.

Partially offset by:

•	The spreading of fixed manufacturing costs over a smaller sales base.

•	Labor inefficiencies due to the sharp drop in sales.

•
An increase in selling, general and administrative expenses to 18.3 percent of net sales in the first nine months of 2009 from 15.7 percent of net sales in the first nine months of 2008 due largely to an increase in bad debt expense, as well as the spreading of fixed administrative costs over a smaller sales base, partially offset by fixed cost reductions. Also, incentive compensation was lower as a percent of sales in the first nine months of 2009 because year-to-date operating profit for certain operations were below the pro-rata portion of previously established annual incentive compensation hurdles.

Corporate

Corporate expenses for the first nine months of 2009 decreased $0.9 million compared to the comparable period in 2008, due primarily to a decrease in incentive-based compensation as a result of lower profits, as well as other cost reductions.  Corporate expenses for the third quarter of 2009 were consistent with the 2008 third quarter as cost reductions were offset by higher professional fees.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other non-segment items include the following (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Selling, general and administrative
expenses:
Legal proceedings	$376	$1,382	$31	$529
Gain on sold facilities	(89)	(3,523)	(67)	(248)
Loss on sold facilities and write-
downs to estimated current fair
value of facilities to be sold	2,330	1,005	181	558
Other	(157)	-	(435)	-
Incentive compensation impact of
other non-segment items	(113)	369	(113)	(118)
Other (income) from the collection of
a previously reserved note	(260)	(794)	(60)	(34)

	$2,087	$(1,561)	$(463)	$687

Taxes

Our tax rate in the third quarter of 2009 was 35.4 percent, lower than the 38.6 percent rate for all of 2008, due to the benefit of federal tax credits and tax reserve adjustments.

The tax rate in the first nine months of 2009 was 34.8 percent, which is a combination of a 34.8 percent rate on the goodwill impairment charge, and a 33.9 percent rate for the remaining operating results. A portion of the goodwill impairment charge is not deductible for tax purposes, thus lowering the tax benefit recorded. The 33.9 percent rate on the remaining operations was lower than the 38.6 percent rate for all of 2008, as the tax rate benefited from federal tax credits and tax reserve adjustments.

The tax rate for the fourth quarter of 2009 is expected to be approximately 38 percent to 42 percent, depending upon pre-tax results.

Interest Expense, Net

The $0.1 million decrease in interest expense, net, in the third quarter of 2009, was primarily due to lower debt levels. Interest expense for the first nine months of 2009 was consistent with the same period of 2008.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the nine months ended September 30, (in thousands):

	2009	2008
Net cash flows provided by (used for) operating activities	$45,075	$(3,508)
Net cash flows used for investment activities	$(4,689)	$(25,111)
Net cash flows used for financing activities	$(4,146)	$(18,490)

Cash Flows from Operations

Net cash flows from operating activities in the first nine months of 2009 were $48.6 million better than in the first nine months of 2008, primarily as a result of a $38.1 million reduction in inventories in the first nine months of 2009, compared to a $26.4 million increase in the comparable period in 2008, partially offset by (i) a larger seasonal increase in accounts receivable of $13.4 million, and (ii) lower after-tax operating results in the first nine months of 2009. Inventories increased in 2008 due to the Company’s strategic purchase of raw materials in advance of price increases, as well as higher priced raw materials in inventory. The Company expects to lower inventory over the balance of 2009 by an additional $5 million, depending upon the level of sales. However, raw material costs have recently risen by 10 percent to 30 percent, depending upon the type of raw material, which may impact the Company’s ability to reduce inventory.

Depreciation and amortization was $14.3 million in the first nine months of 2009, and are expected to aggregate $18 million in 2009. The Company estimates that depreciation and amortization will be approximately $16 million in 2010. Non-cash stock-based compensation was $3.0 million in the first nine months of 2009, and is expected to be nearly $4 million for the full year. The Company estimates that non-cash stock-based compensation will be approximately $4 million in 2010.

Cash Flows from Investing Activities

Cash flows used for investing activities of $4.7 million in the first nine months of 2009 included capital expenditures of $1.9 million. Capital expenditures for 2009 are expected to be less than $3 million, and are expected to be funded by cash flows from operations. The Company estimates that capital expenditures will be $5 million to $7 million in 2010.

In June 2009, the Company purchased $2.0 million of 6 month U.S. Treasury Bills that mature in December 2009.

On May 15, 2009, Lippert acquired the patents for the QuickBite CouplerTM, and other intellectual properties and assets. The innovative design of the QuickBiteTM automatic dual jaw locking system eliminates several steps when coupling a trailer to a tow vehicle, while at the same time making coupling simpler through the use of an integrated alignment system. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing and the balance will be paid on May 15, 2010. The acquisition was financed with available cash. In addition, Lippert will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents. Therefore, the aggregate purchase price could increase to a maximum of $3.0 million.

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On September 11, 2009, Lippert acquired the patent-pending design for a tool box containing a slide-out storage tray.  This newly-designed product, used in pick-up trucks, tow trucks and other mobile service vehicles, will be produced at the Company’s existing manufacturing plants, with existing management, utilizing production techniques with which the Company has extensive experience.  The purchase price was $0.4 million, which was paid at closing.  The acquisition was financed with available cash.

On September 29, 2009, Kinro purchased certain inventory and equipment used for the production of front entry doors for manufactured homes.  This acquisition will increase Kinro’s content per manufactured home and also add a new product category. The Company estimates that the current annual market for front entry doors for manufactured homes is about $25 million to $30 million, and that half of this new potential is in aftermarket replacement doors for the millions of existing manufactured homes.  Kinro will begin to manufacture entry doors at plants in Indiana and South Carolina in the 2009 fourth quarter.  The purchase price was $1.0 million, which was paid at closing.  The acquisition was financed with available cash.

At September 30, 2009, the Company had eight facilities and vacant land with an aggregate carrying value of $12.4 million which are not currently being used in production, including six facilities and vacant land with an aggregate carrying value of $6.9 million which are listed for sale. In 2009, the remaining two facilities were leased for two and three year terms, for a combined $50,000 per month. Each lease also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to the owned facilities, the Company is attempting to sublease three vacant leased facilities.

Cash flows used for investing activities of $25.1 million in the first nine months of 2008 included $31.6 million for an acquisition of a business and other investments, which were financed from available cash. In addition, cash flows from investing activities included proceeds of $9.8 million received from the sale of fixed assets in connection with the Company’s consolidation of production operations, partially offset by $3.3 million for capital expenditures.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first nine months of 2009 of $4.1 million were primarily due to net debt payments of $8.7 million, partially offset by $4.6 million in cash and the related tax benefits from the exercise of stock options. At September 30, 2009, the Company had no debt.

Cash flows used for financing activities for the first nine months of 2008 of $18.4 million were primarily due to $10.2 million of net debt payments and $8.3 million for the purchase of treasury stock.

The Company’s priorities for its cash are liquidity and security. At September 30, 2009, all but $0.1 million of the Company’s cash balances were in fully FDIC insured accounts.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A., and Wells Fargo Bank N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At September 30, 2009, the Company had $8.4 million in outstanding letters of credit under the line of credit.

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

Both the line of credit pursuant to the Credit Agreement and the shelf-loan facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA was less than $50 million at September 30, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $24.5 million. The $47 million in cash and investments at September 30, 2009, together with the borrowing availability under our credit and shelf-loan facilities, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

At September 30, 2009, the Company was in compliance with all of its debt covenants and expects to remain in compliance for the next twelve months.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company did not experience any significant increase in its labor costs in the third quarter of 2009 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of the new accounting guidance were effective for interim or annual periods ending after June 15, 2009. The adoption of this new accounting guidance had no impact on the Company.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance requires assets acquired and liabilities assumed in connection with a business combination to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed, and contractual contingencies to be recognized at fair value as of the acquisition date.   The provisions of the new accounting guidance were effective for fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company.

In September 2006, the FASB issued new accounting guidance which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of the new accounting guidance were effective for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB delayed the effective date of the new accounting guidance until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis.  The Company adopted the applicable provisions of the new accounting guidance on January 1, 2009 and 2008, respectively.  See Note 9 to Notes to Condensed Consolidated Financial Statements.

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

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA, changes in zoning regulations for manufactured homes, sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities.  At September 30, 2009, the Company had no outstanding borrowings.

At September 30, 2009, the Company had $2.0 million of short-term investments in U.S. Treasuries with a current yield of approximately 0.3 percent. Assuming there is an increase of 100 basis points in the interest rate for these fixed rate investments subsequent to September 30, 2009, and total investments of $2.0 million, future cash flows would be less than $0.1 million lower per annum than if the fixed rate investment could be obtained at current market rates.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 or subsequent to the date the Company completed its evaluation, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls of Lippert have incrementally been strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the third quarter of 2009, the Company implemented certain significant functions of the ERP software and business process changes at Kinro. Implementation of additional functions of the ERP software and business process changes are planned during the upcoming quarters at Kinro. The Company also anticipates that it will continue to implement other additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

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

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative. The Court ruled that plaintiff may not be an appropriate class representative for injunctive relief because she no longer owned the bathtub. The Court granted plaintiff leave to amend the complaint to add a different plaintiff.

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

On August 26, 2009, the Court issued an Order granting in part defendants’ motion for reconsideration. The Court concluded that the May 18, 2009 decision of the California Supreme Court does bar plaintiffs’ fraud-based UCL claim because plaintiffs did not actually rely on defendants’ labels when they bought the homes containing the bathtubs. Therefore, the Court dismissed that claim. However, the Court concluded that simply selling bathtubs which may fail to satisfy Federal standards may violate the “unfair prong” of the UCL, even if plaintiffs did not actually rely on defendant’s labels.

On September 11, 2009, defendants filed with the Ninth Circuit Court of Appeals a Petition for Permission to Appeal, on an interlocutory basis, that part of the District Court’s ruling on the motion for reconsideration that certified a class to pursue a claim under the “unfair prong” of the UCL. Defendants contend in this petition that the District Court erred because (1) plaintiffs neither alleged nor sought to certify such a claim, and (2) such a claim does not exist under California law based on the facts in this case. Plaintiffs filed an opposition to defendants’ petition, and the Ninth Circuit has not yet ruled.

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

Based on the foregoing investigation and testing, the Court’s ruling dismissing five of plaintiffs’ six claims, and the ruling by the California Supreme Court, Kinro believes that plaintiffs may not be able to prove the essential elements of their claims, and defendants intend to vigorously defend against the claims. In addition, Kinro believes that no remedial action is required or appropriate under HUD safety standards.

If defendants’ motion for appeal is denied, and the Court maintains its rulings denying defendants’ motion for summary judgment as to the UCL claim and granting plaintiffs’ motion for class certification with respect to that claim, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2009, would not be material to the Company’s financial position or annual results of operations.

Item 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2009, except as noted below.

No additional charges for impairment to goodwill will be recorded.

In our 2008 Annual Report on Form 10-K, we indicated that the severe decline during 2008 in the industries to which we sell our products, and the resulting decline in demand for our products, could result in non-cash impairment charges for goodwill and other intangible assets.

After conducting an impairment analysis during the first quarter of 2009, we recorded a non-cash charge to write-off the entire $45 million of goodwill of our reporting units. We will not have any additional impairment charges for goodwill.

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

November 9, 2009