Form 10-K
period 2009-12-31
DREW INDUSTRIES INC
filed 2010-03-11
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECUTITIES EXCHANGE ACT OF 1934 For the transition period from                                               to ___________________

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
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to the Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.  Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $225,918,593. Registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 26, 2010) was 21,973,608 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement with respect to the 2010 Annual Meeting of Stockholders to be held on May 19, 2010 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses, income (loss), cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-K, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles (“RVs”), inventory levels of dealers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA, changes in zoning regulations for manufactured homes, sales declines in either the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence affect the retail sale of RVs and manufactured homes.

PART I

Item 1.  BUSINESS.

Summary

Drew Industries Incorporated (“Drew” or the “Company” or the “Registrant”) has two reportable operating segments: the recreational vehicle (“RV”) products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 79 percent of consolidated net sales for 2009, and the MH Segment accounted for 21 percent of consolidated net sales for 2009. Nearly 93 percent of the Company’s RV Segment sales were of products for travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Drew’s operations are conducted through its wholly-owned subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”), each of which has operations in both the RV Segment and the MH Segment.

Over the last ten years, the Company acquired a number of manufacturers of products for RVs, manufactured homes, and specialty trailers, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2009, the Company operated 24 manufacturing facilities in 12 states, and achieved consolidated net sales of $398 million for the year.

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

Recent Developments

Sales and Profits During the Recession

In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the effect on our operations of the substantial decline in sales in both the RV Segment and the MH Segment during 2009 and 2008.

Briefly, during 2008, as a result of the severe economic downturn and the resulting decline in shipments by the RV and manufactured housing industries, the two industries to which we sell our products, we suffered a 24 percent decline in our sales from $669 million in 2007 to $511 million in 2008. Our net income declined 71 percent from $39.8 million in 2007 to $11.7 million in 2008, after giving effect to $4.9 million of after-tax charges related to goodwill impairment and executive retirement.

During the first six months of 2009, the economy and the industries we serve remained weak. As a result, we experienced a 45 percent decline in our sales from $310 million in the first six months of 2008 to $172 million in the first six months of 2009. In the first six months of 2009, we reported a net loss of $34.1 million, including a non-cash after-tax charge of $29.4 million related to a goodwill impairment, as compared to net income of $18.3 million in the first six months of 2008.

The decline in our results for 2008 and the first six months of 2009 would have been substantially greater had it not been for an aggressive program of cost-cutting measures and efficiency improvements implemented beginning in the latter part of 2006, as well as the introduction of a variety of new products. The benefits of these cost-cutting measures will be realized for years to come. Collectively, the fixed cost reductions since 2006 have improved our annual operating profit by nearly $25 million as compared to what our results would have been if these steps had not been taken.

During the second half of 2009, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, increased 32 percent compared to the second half of 2008, while manufactured housing industry-wide production declined by 33 percent. As a result, our sales increased to $226 million in the second half of 2009, or 13 percent over the same period in 2008, and we reported net income of $10.1 million in the second half of 2009 as compared to a net loss of $6.6 million in the comparable period of 2008.

Our sales for the first two months of 2010 more than doubled to over $90 million, compared to less than $44 million in the same period of 2009, when most RV producers were shut down for extended periods of time. Nearly all of this increase was in sales of the Company’s RV products. Sales of manufactured housing products increased approximately 3 percent as compared to the first two months of 2009.

On February 19, 2010, the Recreational Vehicle Industry Association (“RVIA”) published its latest forecast of industry-wide wholesale shipments for 2010, which projects a 31 percent increase in the shipments of travel trailers and fifth-wheel RVs as compared to 2009. There is no assurance that this RV industry-wide wholesale shipments level will be achieved. There are no industry forecasts for the manufactured housing industry.

Liquidity

During 2009, in large part because of inventory reduction, as well as cost-cutting and efficiency improvements, the Company generated significant cash flow. As a result, at December 31, 2009, the Company had no debt and $65 million in cash and short-term investments.

The Company and its subsidiaries have a $50 million revolving line of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., which expires in December 2011, and a $125 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates, which expires in November 2011. Aggregate borrowing availability under these facilities at December 31, 2009 was $37.8 million.

Acquisitions

On May 15, 2009, Lippert acquired the patents for the QuickBiteTM coupler, and other intellectual properties and assets. The innovative design of the QuickBiteTM automatic dual-jaw locking system eliminates several steps when coupling a trailer to a tow vehicle, while at the same time making coupling simpler through the use of an integrated alignment system. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing from available cash, with the balance to be paid on May 15, 2010. In addition, Lippert will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents.

On September 11, 2009, Lippert acquired the patent-pending design for a tool box containing a slide-out storage tray. This newly-designed product, used in pick-up trucks, tow trucks and other mobile service vehicles, is being produced at the Company’s existing manufacturing plants, with existing management, utilizing production techniques with which the Company has extensive experience. The purchase price was $0.4 million, which was paid at closing from available cash.

On September 29, 2009, Kinro acquired certain inventory and equipment used for the production of front entry doors for manufactured homes, which will increase Kinro’s content per manufactured home and add a new product category. Kinro began to manufacture entry doors at plants in Indiana and South Carolina in the 2009 fourth quarter. The purchase price was $0.9 million, which was paid at closing from available cash.

On February 18, 2010, Lippert acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing with available cash, plus an earn-out depending on future unit sales of the system in excess of certain sales hurdles.

On February 18, 2010, the Company reported that Lippert agreed in principle to acquire certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase would include several products for which patents are pending, including innovative RV wall slides that are considerably lighter, more space efficient, and more reliable than previous slide-out designs. The purchase price, undisclosed at the time of the announcement, is expected to include cash payable at closing, plus an earn-out depending on future unit sales. It is expected that the cash portion of the purchase price payable at closing will be funded from available cash. Closing of the transaction is subject to completion of due diligence, agreement on final terms and conditions, the execution of definitive transaction documents, and satisfaction of customary closing conditions.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components used in the production of RVs, primarily travel trailers and fifth-wheel RVs, including:

●Towable RV steel chassis	●Aluminum windows and screens
●Towable RV axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

In 2009, the RV Segment represented 79 percent of the Company's consolidated net sales, and 84 percent of consolidated segment operating profit. Nearly 93 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers, as well as axles for specialty trailers.

Raw materials used by the Company's RV Segment, consisting primarily of fabricated steel (coil, sheet, tube and I-beam), extruded aluminum, glass, fabric and polyfoam are available from a number of sources, both domestic and foreign.

Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products, and tempering glass. The Company's RV Segment operations are conducted at 15 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 6 also conduct operations in the Company's MH Segment. See Item 2. “Properties.”

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO), Forest River (a subsidiary of Berkshire Hathaway, symbol: BRKA), and Heartland Recreational Vehicles.

The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) its market share for most of its towable RV window and door products exceeds 75 percent; (ii) the two leading suppliers of RV chassis and chassis parts are the Company and Dexter, a division of Tomkins plc, and the Company's market share for RV chassis, chassis parts and slide-out mechanisms for travel trailers and fifth-wheel RVs is approximately 70 percent; (iii) the leading suppliers of axles for towable RVs are the Company, Al-Ko Kober and Dexter, and the Company’s market share for axles for towable RVs is approximately 50 percent; and (iv) its market share for upholstered furniture for RVs is approximately 30 percent, and the Company competes with several other manufacturers. See Item 1. “Business – Intellectual Property” for a description of the patent license agreement applicable to certain of the Company’s slide-out mechanisms.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MH Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for new and aftermarket manufactured homes and, to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles	●Entry doors

In 2009, the MH Segment represented 21 percent of the Company's consolidated net sales, and 16 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. The MH Segment also supplies related products to other industries, representing less than 5 percent of sales of this segment.

Raw materials used by the Company's MH Segment, consisting of fabricated steel (coil, sheet, and I-beam), extruded aluminum and vinyl, glass, and ABS resin, are available from a number of sources, both domestic and foreign.

Operations of the Company's MH Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company's MH Segment operations are conducted at 15 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 6 also conduct operations in the Company's RV Segment. See Item 2. “Properties.”

The Company's manufactured housing products are sold primarily to major builders of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway, symbol: BRKA) and Skyline Corporation (symbol: SKY) and, to a lesser extent, to distributors of aftermarket products.

The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that (i) it is the leading supplier of windows for manufactured homes, and the Company's market share for windows and screens exceeds 75 percent; (ii) the Company's manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, most of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 25 percent; (iii) the Company’s thermoformed bath and kitchen unit operation competes with three other manufacturers of bath and kitchen units and the Company’s market share for bath and kitchen products in the product lines the Company supplies exceeds 50 percent.

Detailed narrative information about the results of operations of the MH Segment is included in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

Other than the activities of its sales personnel and maintenance of customer relationships through price, quality of its products, service, and customer satisfaction, the Company does not engage in significant marketing efforts, and does not incur significant marketing or advertising expenditures.

The Company has several supply agreements or other arrangements with certain of its customers that provide for prices of various products to be fixed for periods generally not in excess of eighteen months; however, in certain cases the Company has the right to renegotiate the prices on sixty-days’ notice. Both the RV Segment and the MH Segment typically ship products on average within one to two weeks of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

The Company’s operations are somewhat seasonal, as sales are typically slower in the first and fourth quarters, consistent with the industries which the Company supplies.

Capacity

In 2009, the Company’s facilities operated at an average of approximately 45 percent of their practical capacity, and typically ran one shift of production per day. Therefore, when demand increased in the RV industry in the latter part of 2009, the Company had the ability to increase production, and could substantially increase production should demand increase further in the RV or manufactured housing industries. Due to seasonal demand, capacity utilization varies during the year. Capacity utilization also varies significantly by product line and geographic region. At December 31, 2009, the Company operated 24 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2009 were $3.1 million. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management.

Intellectual Property

The Company manufactures and sells certain of its slide-out mechanisms pursuant to a non-exclusive license granted by the exclusive licensee and owner of three patents until October 24, 2017, the date of the last to expire of the patents. Pursuant to the license, remaining royalties are payable by the Company on an annual basis until expiration of the patents at the rate of one percent of sales of certain slide-out mechanisms produced by the Company. For 2009, the Company paid royalties of $0.2 million on sales of applicable slide-out systems. Pursuant to the license, aggregate royalty payments subsequent to December 31, 2009 through the expiration of the patents cannot exceed $4.3 million.

The Company holds several United States patents and patent applications that relate to various products sold by the Company, and has granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments. While the Company believes that its patents are valuable, and vigorously protects its patents when appropriate, none of the individual patent rights is essential to the Company or its business segments.

From time to time, the Company has received notices that it may be infringing certain patent rights of others, and the Company has given notices to others that they may be infringing certain patent rights of the Company. Although the Company has asserted patent infringement claims against others, no material litigation is currently pending as a result of these claims.

Regulatory Matters

Windows and entry doors produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”) and by the American Architectural Manufacturers Association relating to air and water infiltration, structural integrity, thermal performance, emergency exit conformance, and hurricane resistance. Certain of the Company’s products must also comply with the International Code Council standards, such as the IRC (International Residential Code), the IBC (International Building Code), and the IECC (International Energy Conservation Code) as well as state and local building codes. Thermoformed bath products manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD.

Windows and doors produced by the Company for the RV industry are regulated by The U.S. Department of Transportation Federal Highway Administration (“DOT”) and National Highway Traffic Safety Administration (“NHTSA”) division of the DOT governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

New tires distributed by the Company are subject to regulations promulgated by DOT and by HUD relating to weight tolerance, maximum speed, size and components.

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles and equipment must comply with regulations promulgated by the NHTSA and Federal Motor Vehicle Safety Standards relating to lighting, breaking, wheels, tires and other vehicle systems.

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

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2009 was 3,054, compared to 2,223 at December 31, 2008 and 3,499 at December 31, 2007. Of the total at December 31, 2009, 2,675 were in manufacturing and product research and development, 102 in transportation, 23 in sales, 61 in customer support and servicing, and 193 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 1A.  RISK FACTORS.

Industry Risk Factors

Economic and business conditions beyond our control have had a significant adverse impact on our earnings, and these conditions may continue.

Our net sales in 2009 fell 22 percent compared to 2008, which adversely impacted our operating results. We attribute this decline to a combination of factors, including the weak economy and resulting recession, tight credit, low consumer confidence, and the deterioration in the real estate and mortgage markets. As a result of these conditions, which may continue, dealers reduced inventories and consumers have been cautious about making purchases of discretionary “big-ticket” items such as RVs and manufactured homes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The severe decline in the retail demand and wholesale production of RVs and manufactured homes has reduced the demand for our products. Our annual results of operations could decline if industry conditions worsen.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and manufactured homes, which causes reduced production of RVs and manufactured homes and reduced demand for our products.

Retail dealers of RVs and manufactured homes generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. Reduction in the availability of floor-plan financing would cause many dealers to reduce inventories of RVs and manufactured homes, which would result in reduced production of RVs and manufactured homes, resulting in reduced demand for our products.

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

As a result of the recession and the factors leading to it, there have been significant changes in the lending practices of financial institutions, and many lenders have severely restricted loan availability. Limitations on the availability of financing for RVs and manufactured homes limit the ability of consumers to purchase RVs and manufactured homes, resulting in reduced production, and reduced demand for our products.

Limited availability of financing for manufactured homes and higher costs of this financing limits the ability of consumers to purchase manufactured homes, which would result in reduced demand for our products.

Loans used to finance the purchase of manufactured homes usually have shorter terms and higher interest rates, and are more difficult to obtain than mortgages for site-built homes. Historically, lenders required higher down payment, higher credit scores and other criteria for these loans. Current lending criteria are even higher, and many potential buyers of manufactured homes may not qualify.

The availability, cost, and terms of these loans are also dependent on economic conditions, lending practices of financial institutions, governmental policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced production of manufactured homes and reduced demand for our products.

Excess inventories at dealers and manufacturers can cause a decline in the demand for our products.

As a result of the severe decline in sales of RVs and manufactured homes, dealers and manufacturers of RVs and manufactured homes carried excess unsold inventory. Existence of excess inventory can cause a reduction in orders for new RVs and manufactured homes, which would cause a decline in demand for our products.

High levels of repossessions of manufactured homes and RVs could cause manufacturers to reduce production of new manufactured homes and RVs, resulting in reduced demand for our products.

Repossessed manufactured homes and RVs are resold by lenders, often at substantially reduced prices, which reduces the demand for new manufactured homes and RVs. Economic conditions could result in loan defaults and cause high levels of repossessions, which would cause manufacturers to reduce production of new manufactured homes and RVs, resulting in reduced demand for our products.

Gasoline shortages, or high prices for gasoline, could lead to reduced demand for our products.

Travel trailer and fifth-wheel RVs, components for which represent nearly 93 percent of our RV Segment sales, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which would result in reduced demand for fifth-wheel RVs and travel trailers, and therefore reduced demand for our products.

Disposition into the market by FEMA of RVs or manufactured homes could result in reduced demand for our products.

From time to time, FEMA purchases RVs or manufactured homes for use in connection with natural disasters or other circumstances resulting in home displacements. Used or unused RVs or manufactured homes may later be disposed of by FEMA by sale or otherwise. Disposition of these RVs and manufactured homes in the market could reduce demand for new RVs and manufactured homes causing manufacturers to reduce production, which would result in reduced demand for our products.

The manufactured housing industry has been experiencing a significant decline in shipments, which may continue.

Our MH Segment, which accounted for 21 percent of consolidated net sales for 2009, operates in an industry which has been experiencing a decline in production of new homes since 1998. The downturn was caused, in part, by limited availability of financing, and has been exacerbated by economic conditions.

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

Recently enacted legislation and regulatory changes relating to the financial services industry could impact the industries we serve which could result in reduced demand for our products.

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”) was signed into law in July, 2008. The SAFE Act is intended to establish, within one year from its passage, minimum state standards for licensing and registration of mortgage lenders, brokers and originators. According to the RVIA and the Manufactured Housing Institute, this legislation could make loans for RVs and manufactured homes more difficult to obtain, resulting in fewer sales of RVs and manufactured homes, and less demand for our products.

Company-specific Risk Factors

Volatile raw material costs could adversely impact our financial condition and operating results.

The prices we pay for steel, which represents about 50 percent of our raw material costs, and other key raw materials, have been volatile.

Because competition and business conditions may limit the amount or timing of increases in raw material costs that can be passed through to customers in the form of price increases, future increases in raw material costs could adversely impact our financial condition and operating results. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher cost raw materials in our inventory, which could adversely affect our operating results.

Inadequate supply of raw materials used to make our products could adversely impact our financial condition and operating results.

If raw materials or components that are used in manufacturing our products, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted, our manufacturing operations could be adversely affected. The Company currently imports approximately 15 percent of its raw materials and components.

We are involved in certain litigation, which, if decided against us, could have a material adverse affect on our financial condition.

A case is pending against Kinro, purporting to be a class action, in which it is alleged that certain bathtubs manufactured by Kinro for use in manufactured homes fail to comply with certain safety standards relating to flame spread. Kinro denies the allegations, is vigorously defending against the claims, and based on extensive investigation, believes that the bathtubs are in compliance with applicable regulations. Further detail regarding the litigation is provided in this Form 10-K in Item 3. “Legal Proceedings.”

The loss of any customer accounting for more than 10 percent of our consolidated net sales, and the consolidation of customers in our industry, could have a material adverse impact on our operating results.

One customer of the RV Segment accounted for 25 percent, and another customer of both the RV Segment and the MH Segment accounted for 24 percent, of our consolidated net sales in 2009. The loss of either of these customers could have a material adverse impact on our operating results.

In addition, the concentration of sales of our products to fewer customers as a result of consolidation of manufacturers in the industries we serve could adversely impact our operating results.

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

Domestic and foreign competitors may lower prices on products which currently compete with our products, or develop product improvements, which could reduce demand for our products. In addition, the manufacture by our customers of products supplied by us could reduce demand for our products.

Non-cash charges for impairment of long-lived other intangible assets may be required.

The declines in the industries to which we sell our products have been severe, and demand for our products has declined. Continuation of the decline in these industries could result in non-cash impairment charges.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2009, the Company's properties were as follows:

RV SEGMENT

City	State	Square Feet		Owned	Leased
Rialto (1)	California	56,430		✓
Fitzgerald (1)	Georgia	15,800		✓
Burley	Idaho	17,000			✓
Goshen (1)	Indiana	385,000		✓
Goshen	Indiana	171,000		✓
Goshen	Indiana	134,500		✓
Goshen	Indiana	87,800		✓
Goshen (1)	Indiana	81,200		✓
Topeka	Indiana	67,560			✓
Goshen	Indiana	65,000			✓
Goshen	Indiana	53,500		✓
Pendleton	Oregon	56,800		✓
McMinnville (1)	Oregon	17,850		✓
Waxahachie (1)	Texas	43,050		✓
Kaysville	Utah	75,000			✓
		1,327,490	(2)

(1)	These plants also produce products for manufactured homes. The square footage indicated above represents that portion of the building that is utilized for manufacture of products for RVs.

(2)	At December 31, 2008, the Company’s RV Segment used an aggregate of 1,466,379 square feet for manufacturing and warehousing.

MH SEGMENT

City	State	Square Feet		Owned	Leased
Double Springs	Alabama	109,000		✓
Rialto (1)	California	6,270		✓
Ocala	Florida	47,100		✓
Cairo	Georgia	105,000		✓
Fitzgerald (1)	Georgia	63,200		✓
Nampa	Idaho	83,500		✓
Goshen	Indiana	110,000		✓
Middlebury	Indiana	61,113		✓
Goshen (1)	Indiana	25,000		✓
Goshen (1)	Indiana	14,500		✓
Arkansas City	Kansas	7,800			✓
McMinnville (1)	Oregon	17,850		✓
Denver	Pennsylvania	40,200			✓
Chester	South Carolina	78,579			✓
Waxahachie (1)	Texas	156,950		✓
		926,062	(2)

(1)	These plants also produce products for RVs. The square footage indicated above represents that portion of the building that is utilized for manufacture of products for manufactured homes.

(2)	At December 31, 2008, the Company’s MH Segment used an aggregate of 1,092,283 square feet for manufacturing and warehousing.

ADMINISTRATIVE

City	State	Square Feet	Owned	Leased
White Plains	New York	4,059		✓
Goshen	Indiana	22,000		✓
Goshen	Indiana	15,500	✓
Arlington	Texas	10,473		✓
Phoenix	Arizona	1,000		✓
		53,032

At December 31, 2009, the Company owned the following facilities and vacant land not currently used in production, having an aggregate book value of $12.2 million:

City	State	Square Feet
Boaz	Alabama	86,600
Phoenix *	Arizona	61,000
Fontana *	California	108,800
Elkhart *	Indiana	100,000
Bristol	Indiana	97,500
Howe	Indiana	60,000
Elkhart	Indiana	42,000
Dayton	Tennessee	100,000
Middlebury	Indiana	12 acres of land
Arkansas City	Kansas	5 acres of land

* Currently leased to a third party.

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

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to flame spread established by the U.S. Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

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

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative because she no longer owned the bathtub. On March 10, 2008, plaintiff amended her complaint to include an additional plaintiff, Robert Royalty. Plaintiff Royalty states that his bathtub was not tested to determine whether it complies with HUD standards. Rather, his allegations are based on “information and belief”, including the testing of plaintiff Gonzalez’s bathtub and other evidence. Kinro denies plaintiff Royalty’s allegations.

On June 25, 2008, plaintiffs filed a renewed motion for class certification and the Court again denied certification of a class. Plaintiffs filed a third motion for class certification on December 23, 2008, and Defendants’ filed a motion seeking summary judgment against plaintiffs’ case.

On May 18, 2009, the Court issued an Order granting partial summary judgment in favor of defendants, dismissing five of the six claims asserted by plaintiffs, except for plaintiffs’ claim for violation of California’s Unfair Competition Law (the “UCL”). The Court also granted plaintiffs’ motion for class certification as to that one claim. The Court denied Defendant’s motion for summary judgment on the UCL claim on the ground that there was a triable issue of fact as to whether the alleged misrepresentation on defendants’ labels regarding testing for flame spread rate caused plaintiffs to purchase the manufactured homes containing bathtubs manufactured by Kinro.

On August 26, 2009, as a result of a decision by the California Supreme Court in an unrelated case dealing with a similar UCL claim, the Court dismissed plaintiffs’ remaining UCL claim because plaintiffs did not actually rely on defendants’ labels when they bought the homes containing the bathtubs. However, the Court concluded that simply selling bathtubs which may fail to satisfy Federal standards may violate the “unfair prong” of the UCL, even if plaintiffs did not actually rely on defendant’s labels.

On September 11, 2009, defendants filed with the Ninth Circuit Court of Appeals a Petition for Permission to Appeal, on an interlocutory basis, that part of the District Court’s ruling that certified a class to pursue a claim under the “unfair prong” of the UCL. On December 11, 2009, the Appeals Court issued an Order denying defendants’ permission to appeal the District Court’s ruling at this point in the case, but the Appeals Court did not address the merits of the case.

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

Based on the foregoing investigation and testing, the District Court’s rulings dismissing plaintiffs’ six claims, and the ruling on “reliance” by the California Supreme Court, Kinro believes that, notwithstanding the District Court’s finding that plaintiffs may proceed with their claim that defendants may have violated the “unfair prong” of the UCL, plaintiffs may not be able to prove the essential elements of their claim. Defendants intend to vigorously defend against the claim, and intend to move for summary judgment dismissing the claim. In addition, Kinro believes that no remedial action is required or appropriate under HUD safety standards.

If the District Court maintains its rulings, denies defendants’ motion for summary judgment as to the claim based on the “unfair prong” of the UCL, and maintains its ruling granting plaintiffs’ motion for class certification with respect to that claim, and if plaintiffs pursue their claim, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2009, would not be material to the Company’s financial position or annual results of operations.

Item 4.  RESERVED.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of January 1, 2010. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2010.

Name	Position

Edward W. Rose, III (Age 68)	Lead Director of the Board of Directors since January 2009. Director since March 1984.

Leigh J. Abrams (Age 67)	Chairman of the Board of Directors since January 2009. Director since March 1984.

Fredric M. Zinn (Age 58)	Chief Executive Officer since January 2009, President and Director since May 2008.

James F. Gero (Age 64)	Director since May 1992.

Frederick B. Hegi, Jr. (Age 66)	Director since May 2002.

David A. Reed (Age 62)	Director since May 2003.

John B. Lowe, Jr. (Age 70)	Director since May 2005.

Jason D. Lippert (Age 37)	President and Chief Executive Officer of Lippert Components, Inc. since February 2003, and President and Chief Executive Officer of Kinro, Inc. since January 2009. Director since May 2007.

Joseph S. Giordano III (Age 40)	Chief Financial Officer since May 2008, Treasurer since May 2003.

Scott T. Mereness (Age 38)	Executive Vice President and Chief Operating Officer of Lippert Components, Inc. since February 2003, and Executive Vice President and Chief Operating Officer of Kinro, Inc. since February 2010.

EDWARD W. ROSE, III, was Chairman of the Board of Directors from March 1984 to December 31, 2008. For more than the past five years, Mr. Rose has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also served as a director of ACE Cash Express, Inc., a publicly-owned company engaged in check cashing services, until its sale in October 2006. From April 1999 to January 2003, Mr. Rose was a director of TX C.C., Inc., a privately-owned restaurant chain, against which an involuntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code was filed on February 21, 2003 in the U.S. Bankruptcy Court for the Northern District of Texas. A plan of reorganization was confirmed on January 28, 2004. Cardinal Investment Company, Inc., of which Mr. Rose is the sole stockholder, was an indirect General Partner of MJ Designs, L.P., a privately-owned retailer of arts and crafts products, which filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in January 2003 in the U.S. Bankruptcy Court for the Northern District of Texas, later converted to a Chapter 7 liquidation.

LEIGH J. ABRAMS, was Chief Executive Officer from March 1984 to December 31, 2008 and President until May 2008. Since April 2001, Mr. Abrams has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned specialty finance company organized as a real estate investment trust, and Lead Director of Impac Mortgage Holdings, Inc. since June 2004. Mr. Abrams is a Certified Public Accountant.

FREDRIC M. ZINN, was Executive Vice President from February 2001 to May 2008 and Chief Financial Officer from March 1984 to May 2008. Mr. Zinn is a Certified Public Accountant.

JAMES F. GERO, is a private investor. Mr. Gero also serves as Chairman of the Board of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation, and as a director of Intrusion.com, Inc., a publicly-owned supplier of security software.

FREDERICK B. HEGI, JR., is a founding partner of Wingate Partners, a private equity firm, including the indirect general partner of each of Wingate Partners L.P. and Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi is a director of Texas Capital Bancshares, Inc., a publicly-owned regional bank; and is Chairman of the Board of United Stationers, Inc., a publicly-owned wholesale distributor of business products. From 1986 until its acquisition in 2007, Mr. Hegi was a director of Lone Star Technologies, Inc., a diversified publicly-owned company engaged in the manufacture of tubular products. From 1999 to 2001, Mr. Hegi was Chairman, President and Chief Executive Officer of Kevco, Inc., a publicly-owned distributor of building products to the manufactured housing and recreational vehicle industries, which filed for protection under Chapter 11 of the United States Bankruptcy Code on February 5, 2001, later converted to a Chapter 7 liquidation.

DAVID A. REED, is President of Causeway Capital Management LLC, manager of a family investment partnership. Mr. Reed retired as Senior Vice Chair for Ernst & Young LLP in 2000 where he held several senior U.S. and global operating, administrative and marketing roles in his 26-year tenure with the firm. He served on Ernst & Young LLP’s Management Committee and Global Executive Council from 1991-2000. Mr. Reed is a director of Penson Worldwide, Inc., a publicly-owned company engaged in providing flexible technology-based processing solutions to the investment industry. From 2005 until its acquisition in 2007, Mr. Reed was a director of Lone Star Technologies, Inc., a diversified publicly-owned company engaged in the manufacture of tubular products.

JOHN B. LOWE, JR., has been Chairman of TDIndustries, Inc., a national mechanical/electrical/plumbing construction and facility service company, since 1981. From January 1981 to January 2005, Mr. Lowe also served as Chief Executive Officer of TDIndustries. Mr. Lowe is Chairman of the Board of Zale Corporation, a publicly-owned specialty retailer of fine jewelry, and is a director of KDC Platform, LLC, engaged in real estate development. Mr. Lowe also serves on the Board of Trustees of the Dallas Independent School District.

JASON D. LIPPERT, was Executive Vice President and Chief Operating Officer of Lippert Components, Inc., from May 2000 until February 2003, and served as Regional Director of Operations of Lippert Components, Inc. from 1998 until 2000. Mr. Lippert has been Chairman of Lippert Components, Inc. since January 2007, and Chairman of Kinro, Inc. since January 2009.

JOSEPH S. GIORDANO III, was Corporate Controller from May 2003 to May 2008. From July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

SCOTT T. MERENESS, was Vice President of Operations of Lippert Components, Inc., from February 2001 to 2003, and was Vice President of Kinro, Inc., from January 2009 until February 2010. Mr. Mereness was Regional Vice President for Manufactured Housing for Lippert Components, Inc., from 1999 to 2001.

Other Officers

HARVEY F. MILMAN, has been Vice President-Chief Legal Officer of the Company since March 2005. Prior thereto, Mr. Milman was a partner of the firm of Phillips Nizer LLP, counsel to the Company. Mr. Milman has served as Secretary of the Company since May 2007, and as Assistant Secretary of the Company for more than five years prior thereto.

CHRISTOPHER L. SMITH, was Assistant Controller of the Company from August 2005 to May 2008, and has been Corporate Controller since May 2008. From January 2000 to June 2005, Mr. Smith served as Assistant Controller of Key Components, LLC, and from August 1997 to January 2000, Mr. Smith was Senior Associate at Ernst & Young LLP. Mr. Smith is a Certified Public Accountant.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 26, 2010, there were 558 holders of the Company’s Common Stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2009 and 2008 is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2009

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,891,053	$22.67	1,090,019
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,891,053	$22.67	1,090,019

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended (the “2002 Equity Plan”), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted or deferred stock, and deferred stock units. The number of shares available for granting awards under the 2002 Equity Plan was 1,090,019 and 346,921 at December 31, 2009 and 2008, respectively. At the Annual Meeting of Stockholders held in May 2009, stockholders approved an amendment to the 2002 Equity Plan to increase the number of shares available for awards by 900,000 shares. The 2002 Equity Plan is the Company’s only equity compensation plan.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007	2006	2005

Operating Data:
Net sales	$397,839	$510,506	$668,625	$729,232	$669,147
Goodwill impairment	$45,040	$5,487	$-	$-	$-
Executive retirement	$-	$2,667	$-	$-	$-
Operating (loss) profit	$(35,581)	$19,898	$65,959	$55,295	$57,729
(Loss) income before income taxes	$(36,370)	$19,021	$63,344	$50,694	$54,063
(Benefit) provision for income taxes	$(12,317)	$7,343	$23,577	$19,671	$20,461
Net (loss) income	$(24,053)	$11,678	$39,767	$31,023	$33,602

Net (loss) income per common share:
Basic	$(1.10)	$0.54	$1.82	$1.43	$1.60
Diluted	$(1.10)	$0.53	$1.80	$1.42	$1.56

Financial Data:
Working capital	$113,744	$84,378	$89,861	$61,979	$76,146
Total assets	$288,065	$311,358	$345,737	$311,276	$307,428
Long-term obligations	$8,243	$9,763	$23,128	$47,327	$64,768
Stockholders’ equity	$244,115	$258,878	$251,536	$204,888	$167,709

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

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its wholly-owned operating subsidiaries, Kinro, Inc. and its subsidiaries (collectively, “Kinro”) and Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”). Each has operations in both the RV and MH Segments. At December 31, 2009, the Company operated 24 plants in 12 states.

The RV Segment accounted for 79 percent of consolidated net sales for 2009 and 72 percent for 2008. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

●Towable RV steel chassis	●Aluminum windows and screens
●Towable RV axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

Nearly 93 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers, as well as axles for specialty trailers. Travel trailers and fifth-wheel RVs accounted for 83 percent and 78 percent of all RVs shipped by the industry in 2009 and 2008, respectively, up from 61 percent in 2001.

The MH Segment, which accounted for 21 percent of consolidated net sales for 2009, and 28 percent for 2008, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles	●Entry doors

The Company also supplies replacement windows, doors, and thermoformed bath products for existing manufactured homes.

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

The Company’s operations are somewhat seasonal, as sales are typically slower in the first and fourth quarters, consistent with the industries which the Company supplies.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

During 2008, and continuing into the first six months of 2009, retail sales of RVs declined because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets. As a result, RV dealers reduced their inventory levels, and RV manufacturers significantly reduced their output. According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, declined 53 percent to 59,400 units for the first six months of 2009, which reduced sales by the Company of components for new RVs. However, during the second half of 2009, industry-wide wholesale shipments of travel trailers and fifth-wheel RVs increased 32 percent compared to the second half of 2008, to 78,900 units. This year over year increase in industry-wide wholesale shipments during the second half of 2009 was reportedly due to a modest restocking of inventory by dealers, as compared to a significant inventory reduction by RV dealers in the comparable period of 2008, as well as a modest improvement in retail demand in November and December 2009.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. Through the first 10 months of 2009 and all of 2008, retail sales remained below prior year levels. However, in November and December 2009, monthly retail sales of travel trailers and fifth-wheel RVs exceeded the comparable period in the prior year, the first increases in 24 months. A comparison of the year over year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., is as follows:

	Wholesale	Retail
Quarter ended March 31, 2008	(8)%	(17)%
Quarter ended June 30, 2008	(18)%	(19)%
Quarter ended September 30, 2008	(38)%	(26)%
Quarter ended December 31, 2008	(63)%	(34)%
Quarter ended March 31, 2009	(61)%	(37)%
Quarter ended June 30, 2009	(44)%	(29)%
Quarter ended September 30, 2009	5%	(19)%
Quarter ended December 31, 2009	88%	(8)%

Year ended December 31, 2009	(25)%	(26)%
Year ended December 31, 2008	(29)%	(23)%
Year ended December 31, 2007	(10)%	4%

Retail statistics, reported by Statistical Surveys, Inc., do not include sales of RVs in Canada. The RVIA reported that over one in five wholesale towable RV shipments were to dealers in Canada in 2008. Statistics for wholesale towable RV shipments to Canada for 2009 are not yet available.

During 2008 and the first eight months of 2009, RV dealers and their lenders focused on reducing inventories, resulting in a decline of an estimated 70,000 units. In 2009 alone, dealer inventories of travel trailers and fifth-wheel RVs declined by an estimated 25,000 to 30,000 units, implying that retail demand significantly exceeded industry-wide wholesale shipments. Over the past few months, it appears that dealer inventories have stopped declining, and as a result, production levels have increased in order to meet demand. Recent dealer surveys and analysts report a slight improvement in the availability of wholesale financing. In addition, reports of increased consumer traffic and consumer purchases from January and February 2010 RV tradeshows, as well as the reported increase in backlog by the leading producer of RVs, have been encouraging. While these positive factors may indicate the beginning of a trend, there are still uncertainties relating to high unemployment, tight credit and a weak economy. Retail sales in the traditionally strong spring selling season will be a key indicator of consumer demand for RVs.

The RVIA has projected a 31 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2010, to 181,800 units. Following the last three recessions, industry-wide wholesale shipments of RVs grew by more than 20 percent in the first year of the recovery. However, consumer confidence and the availability of financing have historically been important factors in the overall growth in the RV industry, and there can be no assurance these factors will improve.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for 2009, industry-wide wholesale shipments of manufactured homes were 49,700 units, a decline of 39 percent compared to 2008. However, estimates are that in 2009, manufactured housing dealers reduced inventory by approximately 10,000 units, implying that retail demand in 2009 was higher than wholesale shipments.

Since 1998, industry-wide wholesale shipments of manufactured homes have declined 87 percent. This decade-plus decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In addition, in the several years leading up to 2008, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, as subprime mortgages were readily available at unrealistic terms.

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. For 2009, larger multi-section manufactured homes represented 63 percent of the total manufactured homes produced, consistent with 2008, but down significantly from the 80 percent in 2003. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home as many retirees had done historically.

Legislation enacted in July 2008 increased Federal Housing Administration (“FHA”) insured lending limits for chattel mortgages for manufactured homes (chattel loans are loans secured only by the home which is sited on leased rather than owned land) from less than $49,000 to nearly $70,000, subject to future adjustments based on inflation. The final regulations for the insured lending limits were put into place in March 2009. The American Recovery and Reinvestment Act of 2009 also authorized a tax credit of the lesser of 10 percent of the purchase price, or $8,000, for qualified first-time home buyers purchasing a principal residence during 2009, which applies to manufactured housing. The Worker, Homeownership, and Business Assistance Act of 2009 extended the tax credit until April 30, 2010, and also authorized a tax credit of up to $6,500 for qualified repeat home buyers. The impact of these programs on manufactured housing has been modest so far, and any future impact on demand for new manufactured homes cannot be determined at this time.

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”) was signed into law in July, 2008. The SAFE Act is intended to establish, within one year from its passage, minimum state standards for licensing and registration of mortgage lenders, brokers and originators. According to the RVIA and the Manufactured Housing Institute, that legislation could make loans for RVs and manufactured homes more difficult to obtain, resulting in fewer sales of RVs and manufactured homes.

The Company believes the manufactured housing industry may begin to experience a modest recovery once the recession ends and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, volatile consumer confidence, and tight retail and wholesale credit markets, the Company currently expects industry-wide wholesale shipments of manufactured homes to remain low for at least the first half of 2010. There are no industry forecasts for the manufactured housing industry.

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

RESULTS OF OPERATIONS

Net sales and operating (loss) profit were as follows for the years ended December 31, (in thousands):

	2009	2008	2007
Net sales:
RV Segment	$312,535	$368,092	$491,830
MH Segment	85,304	142,414	176,795
Total net sales	$397,839	$510,506	$668,625
Operating (loss) profit:
RV Segment	$20,459	$28,725	$63,132
MH Segment	3,847	11,016	15,061
Total segment operating profit	24,306	39,741	78,193
Amortization of intangibles	(5,561)	(5,055)	(4,178)
Corporate	(6,411)	(7,217)	(7,583)
Goodwill impairment	(45,040)	(5,487)	-
Other items	(2,875)	(2,084)	(473)
Total operating (loss) profit	$(35,581)	$19,898	$65,959

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31,:

	2009	2008	2007
Net sales:
RV Segment	79%	72%	74%
MH Segment	21%	28%	26%
Total net sales	100%	100%	100%
Operating profit:
RV Segment	84%	72%	81%
MH Segment	16%	28%	19%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31,:

	2009	2008	2007
RV Segment	6.5%	7.8%	12.8%
MH Segment	4.5%	7.7%	8.5%

During 2009 and 2008, the Company recorded “extra” expenses resulting primarily from plant closings and start-ups, staff reductions and relocations, increased bad debts and obsolete inventory and tooling. These expenses were largely due to the unprecedented conditions in the RV and manufactured housing industries. In addition, the Company recorded charges for goodwill impairment during 2009 and 2008, and charges for executive retirement in 2008.

The following tables reconcile cost of sales, selling, general and administrative expenses, goodwill impairment, executive retirement, operating (loss) profit, net (loss) income and net (loss) income per diluted share for the years ended December 31, 2009 and 2008 to these same items before the “extra” expenses and charges for goodwill impairment and executive retirement. The Company finds this information useful in analyzing and reviewing the results of operations. These tables are intended to provide investors with this useful information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment and executive retirement to provide comparability between the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009			Year Ended December 31, 2008
(In thousands)	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
Cost of sales	$319,129	$4,786	$314,343	$403,000	$164	$402,836
Selling, general and administrative expenses	$69,489	$4,180	$65,309	$80,129	$(460)	$80,589
Goodwill impairment	$45,040	$45,040	$-	$5,487	$5,487	$-
Executive retirement	$-	$-	$-	$2,667	$2,667	$-
Operating (loss) profit	$(35,581)	$54,006	$18,425	$19,898	$7,858	$27,756
Net (loss) income	$(24,053)	$34,891	$10,838	$11,678	$4,825	$16,503
Net (loss) income per diluted share	$(1.10)	$1.60	$0.50	$0.53	$0.22	$0.75

The following tables reconcile RV Segment and MH Segment operating profit, goodwill impairment, other items, and operating (loss) profit for the years ended December 31, 2009 and 2008 to these same items before the “extra” expenses and charges for goodwill impairment and executive retirement. The Company finds this information useful in analyzing and reviewing the results of operations. These tables are intended to provide investors with this useful information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment and executive retirement to provide comparability between the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009			Year Ended December 31, 2008
(In thousands)	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
RV Segment operating profit	$20,459	$5,277	$25,736	$28,725	$825	$29,550
MH Segment operating profit	$3,847	$931	$4,778	$11,016	$404	$11,420
Goodwill impairment	$(45,040)	$45,040	$-	$(5,487)	$5,487	$-
Other items	$(2,875)	$2,758	$(117)	$(2,084)	$1,142	$(942)
Operating (loss) profit	$(35,581)	$54,006	$18,425	$19,898	$7,858	$27,756

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Highlights

▪
During the first six months of 2009, as a result of the economic downturn and the resulting severe declines in industry-wide wholesale shipments by the RV and manufactured housing industries, the Company experienced a 45 percent decline in net sales, from $310 million in the first six months of 2008 to $172 million in the first six months of 2009. As a result, in the first six months of 2009, the Company reported a net loss of $34.1 million, including an after-tax charge of $29.4 million for goodwill impairment, as compared to net income of $18.3 million in the first six months of 2008.

During the second half of 2009, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, increased 32 percent compared to the second half of 2008, offset by a decline in manufactured housing industry-wide wholesale shipments of 33 percent. As a result, the Company’s net sales increased to $226 million in the second half of 2009, 13 percent more than in the comparable period of 2008. The Company reported net income of $10.1 million in the second half of 2009 as compared to a net loss of $6.6 million in the comparable period of 2008, which included an after-tax charge of $3.3 million for goodwill impairment recorded in the fourth quarter of 2008.

The Company’s net sales for the first two months of 2010 more than doubled to over $90 million, compared to less than $44 million in the same period of 2009, when most RV producers were shut down for extended periods of time. Nearly all of this increase was in sales of the Company’s RV products. Sales of manufactured housing products increased approximately 3 percent as compared to the first two months of 2009.

▪
On February 19, 2010, the RVIA published its latest forecast of industry-wide wholesale shipments for 2010, which projects a 31 percent increase in the shipments of travel trailers and fifth-wheel RVs as compared to 2009. There is no assurance that this RV industry-wide wholesale shipments level will be achieved. There are no industry forecasts for the manufactured housing industry.

▪
In response to the impact of the recession, the Company focused on increasing market share for existing products, introducing new products, reducing fixed costs, improving efficiencies, and strengthening its financial condition.

•
In 2009, the Company identified and introduced new and improved RV products that focused on consumer safety and convenience, including the Quick-BiteTM coupler, an improved suspension system, entry doors with alarm systems and keyless entry, and a “new-look” line of windows. As a result, the Company’s RV Segment continued to achieve market share gains.

The Company’s furniture products continued to gain market share. The Company’s average furniture content per travel trailer and fifth-wheel produced by the RV industry for 2009 was $211 per unit, an increase of $46 per unit, or 28 percent, from the average content when Seating Technology, Inc. and its affiliates (“Seating Technology”) was acquired in July 2008.

In July 2009, a supplier of manufactured housing windows and doors exited the market. Since then, the Company has gained new window business of more than $7 million on an annualized basis. In addition, in September 2009, the Company purchased production equipment and inventory for manufactured housing entry doors from the same supplier, entering a new $25 million to $30 million market. Approximately half of this new potential is in aftermarket replacement entry doors for manufactured homes. The Company began production of manufactured housing entry doors during the fourth quarter of 2009, and is gaining market share. The Company’s MH Segment aftermarket sales, primarily comprised of windows and thermoformed bath products, were approximately $12 million to $13 million for 2009, consistent with 2008, and could increase as a result of the Company’s increased effort to gain market share in aftermarket products.

On February 18, 2010 the Company reported that Lippert agreed in principle to acquire certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase would include several products for which patents are pending, including innovative RV wall slides that are considerably lighter, more space efficient, and more reliable than previous slide-out designs. The purchase price, undisclosed at the time of the announcement, is expected to include cash payable at closing, plus an earn-out depending on future unit sales. It is expected that the cash portion of the purchase price payable at closing will be funded from available cash. Closing of the transaction is subject to completion of due diligence, agreement on final terms and conditions, the execution of definitive transaction documents, and satisfaction of customary closing conditions.

•
The decline in the Company’s results for 2009 would have been substantially greater had it not been for an aggressive program of cost-cutting measures and efficiency improvements implemented beginning in the latter part of 2006. Cost reduction measures benefitted the Company’s operating results in 2009 by $9 million, compared to 2008, and will further benefit 2010 operating results by $3 million. Collectively, the fixed cost reductions since 2006 have improved the Company’s annual operating profit by nearly $25 million compared to results if these steps had not been taken. The Company anticipates that a significant portion of the fixed cost reductions and production efficiencies implemented will continue even as sales increase.

During 2009 and 2008, as a result of the unprecedented conditions in the RV and manufactured housing industries, and the cost cutting measures taken by management, the Company recorded $9.0 million and $2.4 million, respectively, of “extra” expenses. These “extra” expenses resulted primarily from the following (in millions):

	2009	2008
Plant closings and start-ups	$4.4	$(1.5)
Obsolete equipment, inventory and tooling	3.1	0.2
Staff reductions and relocations	1.1	0.6
Executive retirement	-	2.7
Other	0.4	0.4
	$9.0	$2.4

•
During 2009, the Company continued to generate significant cash flow, increasing cash and short-term investments by nearly $57 million, to over $65 million, and paying off the entire $9 million debt balance that existed at December 31, 2008. This was largely accomplished by cash flows provided by operating activities of $63 million, including a reduction in inventory of more than $37 million.

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the costs of steel and aluminum have been volatile. During the first half of 2009, raw material costs temporarily declined, but subsequently increased 10 percent to 30 percent in the second half of 2009, depending upon the type of raw material. The Company anticipates that these cost increases will reduce operating profit in 2010, although the impact is expected to be modest.

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

RV Segment

Net sales of the RV Segment in 2009 decreased 15 percent, or $56 million, compared to 2008 due to:

•
An ‘organic’ sales decline (excluding the impact of acquisitions and sales price changes) of approximately $68 million. This 19 percent ‘organic’ sales decline during 2009 was due to the 25 percent decrease in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV market. During the first six months of 2009 the ‘organic’ sales decline of RV-related products was approximately $118 million, or 52 percent. However, this was partially offset by an ‘organic’ sales increase of approximately $50 million, or 40 percent, of RV-related products in the second half of 2009.

•
An ‘organic’ sales decline of approximately 52 percent or $7 million in specialty trailers due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

Partially offset by:

•	Full year impact in 2009 of acquisitions completed in 2008, aggregating approximately $13 million.

•	Sales price increases of approximately $7 million, primarily due to raw material cost increases in 2008.

The Company’s RV Segment aftermarket sales were approximately $5 million for 2009, consistent with 2008, and could increase as a result of the Company’s increased effort to gain market share in new aftermarket products.

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

	2009	2008	Percent Change
Content per Travel Trailer and Fifth-Wheel RV	$2,101	$1,902	10%
Content per Motorhome	$523	$574	(9)%
Content per all RVs	$1,795	$1,554	16%

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

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were as follows:

	2009	2008	Percent Change
Travel Trailer and Fifth-Wheel RVs	138,300	185,100	(25)%
Motorhomes	13,200	28,300	(53)%
All RVs	165,700	237,000	(30)%

Operating profit of the RV Segment in 2009 decreased $8.3 million compared to 2008, largely due to the $56 million decline in sales, and $5.3 million of “extra” expenses in 2009 related to plant closings and start-ups, staff reductions and relocations, increased bad debts, and obsolete inventory and tooling, compared to $0.8 million of “extra” expenses in 2008. Excluding “extra” expenses, the Company’s RV Segment had an operating profit of $25.7 million in 2009, a decrease of $3.8 million from the segment operating profit of $29.6 million in 2008. This adjusted decline in RV Segment operating profit was 6 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

The operating margin of the RV Segment in 2009 was positively impacted by:

•	Implementation of cost-cutting measures which reduced cost of sales.
•	Lower health insurance costs largely due to the implementation of a new plan.
•	Lower warranty costs.
•
Lower raw material costs in the second half of 2009 compared to the same period of 2008 when raw material costs were unusually high, partially offset by higher raw material costs during the first six months of 2009. Depending upon the type of raw material, costs have recently risen 10 percent to 30 percent.

Partially offset by:
•	The spreading of fixed manufacturing costs over a smaller sales base.
•	Higher overtime and labor inefficiencies due to rapid changes in sales volumes.
•
Excluding the “extra” expenses, an increase in selling, general and administrative expenses to 12.3 percent of net sales in 2009 from 12.2 percent of net sales in 2008, largely due to the spreading of fixed administrative costs over a smaller sales base, partially offset by the implementation of fixed cost reductions. In addition, incentive compensation was lower as a percent of sales in 2009 because incentive compensation is only recorded on operating profit in excess of pre-established hurdles.

MH Segment

Net sales of the MH Segment in 2009 decreased 40 percent, or $57 million, from 2008. Excluding $2 million in sales price increases, net sales of the MH Segment declined 41 percent compared to the 39 percent decrease in industry-wide wholesale shipments of manufactured homes. The Company’s sales decline was greater than the manufactured housing industry decline due partly to a decline in modular and office units. In addition, changes in market share by certain producers of manufactured homes have had a negative impact on sales of the Company’s products.

In July 2009, a supplier of manufactured housing windows and doors exited the market. Since then, the Company has gained new window business of more than $7 million annually, partially offsetting the other declines. In addition, in September 2009, the Company purchased production equipment and inventory for manufactured housing entry doors from the same supplier, entering a new $25 million to $30 million market. Approximately half of this new potential is in aftermarket replacement entry doors for manufactured homes. The Company began production of manufactured housing entry doors during the fourth quarter of 2009, and is gaining market share. The Company’s MH Segment aftermarket sales, primarily comprised of windows and thermoformed bath products, were approximately $12 million to $13 million for 2009, consistent with 2008, and could increase as a result of the Company’s increased effort to gain market share in aftermarket products.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. Content per manufactured home and content per floor is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes produced for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, was as follows:

	2009	2008	Percent Change
Content per Home Produced	$1,378	$1,489	(7)%
Content per Floor Produced	$837	$901	(7)%

The Company’s average product content per manufactured home does not include sales of replacement parts to aftermarket customers. Prior periods have been adjusted to conform to this presentation.

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were as follows:

	2009	2008	Percent Change
Total Homes Produced	49,700	81,900	(39)%
Total Floors Produced	81,900	135,300	(39)%

Operating profit of the MH Segment in 2009 decreased $7.2 million compared to 2008, largely due to the $57 million decline in sales. In addition, the Company had $0.9 million and $0.4 million of “extra” expenses in 2009 and 2008, respectively, related to plant closings and start-ups, staff reductions and relocations, and obsolete inventory. Excluding “extra” expenses, the Company’s MH Segment had an operating profit of $4.8 million in 2009, a decrease of $6.6 million from the segment operating profit of $11.4 million in the same period last year. The adjusted decline in MH Segment operating profit was 11 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

The operating margin of the MH Segment in 2009 was positively impacted by:

•	Implementation of cost-cutting measures which reduced cost of sales.
•	Lower raw material costs. However, depending upon the type of raw material, costs have recently risen 10 percent to 30 percent.
•	Lower health insurance costs largely due to the implementation of a new plan.
Partially offset by:
•	The spreading of fixed manufacturing costs over a smaller sales base.
•	Labor inefficiencies due to the sharp drop in sales.
•
Excluding the “extra” expenses, an increase in selling, general and administrative expenses to 19.0 percent of net sales in 2009 from 16.1 percent of net sales in 2008 due largely to the spreading of fixed administrative costs over a smaller sales base, partially offset by fixed cost reductions. Also, incentive compensation was lower as a percent of sales in 2009 because year-to-date operating profit for certain MH Segment operations were below the previously established annual incentive compensation hurdles.

The Company has remained profitable in the MH Segment despite the 87 percent decline in manufactured housing industry shipments since 1998. The Company did not have an impairment of other intangible assets or long-lived assets in 2009 related to its manufactured housing operations; however, the Company will continue to monitor these assets for potential impairment, as a continued downturn in this industry or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future. At December 31, 2009, the other intangible assets of the MH Segment aggregated $3.9 million.

Corporate

Corporate expenses for 2009 decreased $0.8 million compared to 2008 due primarily to fixed cost reductions.

Goodwill Impairment

During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry-wide wholesale shipments of RVs and manufactured homes, the Company conducted an impairment analysis of the goodwill of each of its reporting units. The fair value of each reporting unit was estimated with a discounted cash flow model utilizing internal forecasts and observable market data, to the extent available, to estimate future cash flows, and the Company’s weighted average cost of capital of 16.5 percent. The forecast included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for each reporting unit.

Based on the analyses, the carrying value of the RV and manufactured housing reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero, therefore during the first quarter of 2009, the Company recorded a non-cash impairment charge to write-off the entire $45.0 million of goodwill of these reporting units.

Other Non-Segment Items

Other non-segment items include the following (in thousands):

	Year Ended
	December 31,
	2009	2008
Selling, general and administrative expenses:
Legal proceedings	$416	$2,109
Gain on sold facilities	(89)	(3,523)
Loss on sold facilities and write-downs to estimated current fair value of facilities to be sold	3,349	1,602
Incentive compensation impact of other non-segment items	(533)	(96)
Other	12	-
Executive retirement	-	2,667
Other (income) from the collection of a previously reserved note	(280)	(675)
Total other non-segment items	$2,875	$2,084

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Highlights

▪
Net sales for 2008, excluding the impact of sales price increases and acquisitions, decreased $202 million (30 percent) from 2007, primarily as a result of the 29 percent decline in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs in 2008, as well as a 14 percent decline in industry-wide wholesale shipments of manufactured homes. In addition, 2008 sales were negatively affected by the 49 percent decline in industry-wide wholesale shipments of motorhomes, and the severe industry-wide decline in sales of small and medium-sized boats, particularly on the West Coast, for which the Company supplies specialty trailers.

▪
Net income for 2008 decreased 71 percent from 2007, primarily due to the decrease in net sales and higher raw material costs. In addition, the Company recorded a non-cash charge for impairment of goodwill, as well as an executive retirement charge, aggregating $4.9 million after taxes.

▪
In response to reduced retail sales during 2008 and inventory reductions by RV dealers, RV manufacturers significantly reduced their output, which negatively affected the Company in 2008. In response to the difficult economic environment, the Company was extremely proactive and took the following steps:

•	Reduced its workforce and production capacity to be more in line with anticipated demand.
•	Closed facilities and reduced fixed overhead costs.
•	Implemented synergies between the operations of Kinro and Lippert by combining certain administrative functions and sales efforts.

These factors positively affected the Company’s operating profit in 2008 by approximately $5 million, compared to 2007. These steps also lowered the Company’s breakeven sales level.

▪
On November 25, 2008, the Company entered into an agreement for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates. At December 31, 2008, the collective availability under these facilities was $117.2 million.

▪
On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture and mattresses. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was paid at closing from available cash. Subsequent to the acquisition, Lippert closed two of Seating Technology's five leased facilities in Indiana, and consolidated those operations into existing facilities.

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

RV Segment

Net sales of the RV Segment in 2008 decreased 25 percent, or $124 million, as compared to 2007 due to:
•
An ‘organic’ sales decline of approximately $141 million, or 30 percent, of RV-related products. This 30 percent decline was due largely to the 29 percent decrease in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV market. In addition, industry-wide wholesale shipments of motorhomes, components for which represent about 5 percent of the Company’s RV Segment net sales, were down 49 percent during 2008.

•
An ‘organic’ sales decline of approximately $14 million in specialty trailers, due primarily to a severe industry-wide decline in sales of small and medium size boats, particularly on the West Coast, the Company’s primary specialty trailer market.

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

	2008	2007	Percent Change
Content per Travel Trailer and Fifth-Wheel RV	$1,902	$1,697	12%
Content per Motorhome	$574	$429	34%
Content per all RVs	$1,554	$1,324	17%

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

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were as follows:

	2008	2007	Percent Change
Travel Trailer and Fifth-Wheel RVs	185,100	261,700	(29)%
Motorhomes	28,300	55,400	(49)%
All RVs	237,000	353,400	(33)%

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

MH Segment

Net sales of the MH Segment in 2008 decreased 19 percent, or $34 million, from 2007. Excluding $13 million in sales price increases, net sales of the MH Segment declined 27 percent, compared to a 14 percent decrease in industry-wide wholesale shipments of manufactured homes. The ‘organic’ decrease in sales of the Company’s MH Segment was greater than the manufactured housing industry decline due partly to a reduction in the average size of the homes produced by the manufactured housing industry, which require less of the Company’s products, and partly due to business the Company exited in the latter half of 2007 because of inadequate margins. However, in the latter half of 2008, the Company gained market share in the MH Segment.

MH Segment sales in the 2008 fourth quarter included $3 million of components for homes purchased by the Federal Emergency Management Agency.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. Content per manufactured home and content per floor is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes produced for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, was as follows:

	2008	2007	Percent Change
Content per Home Produced	$1,489	$1,611	(8)%
Content per Floor Produced	$901	$942	(4)%

The Company’s average product content per manufactured home does not include sales of replacement parts to aftermarket customers. Prior periods have been adjusted to conform to this presentation.

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were as follows:

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

Goodwill Impairment

The Company conducted its annual impairment analysis of the goodwill in all reporting units during the fourth quarter of 2008. The fair value of each reporting unit was estimated using a discounted cash flow model utilizing internal forecasts and observable market data, to the extent available, and the Company’s weighted average cost of capital of 13.0 percent. Based on the analysis, the carrying value of the specialty trailer reporting unit exceeded its fair value, and as a result, the Company recorded an impairment of the entire $5.5 million of goodwill of this reporting unit. This business has been impacted by prolonged declines in industry shipments of small and medium-sized boats that worsened late in 2008.

Other Non-Segment Items

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In each of 2008 and 2007, the Company received payments of $0.8 million including interest, which had been previously fully reserved, and the Company therefore recorded a pre-tax gain in Other Income. The balance of the note was $1.0 million at December 31, 2008, which was fully reserved.

Other non-segment items include the following (in thousands):

	Year Ended
	December 31,
	2008	2007
Cost of sales:
Other	$-	$(236)
Selling, general and administrative expenses:
Legal proceedings	2,109	1,616
Gain on sold facilities	(3,523)	(2,253)
Loss on sold facilities and write-downs to estimated current market value of facilities to be sold	1,602	2,231
Incentive compensation impact of other non-segment items	(96)	(178)
Executive retirement	2,667	-
Other (income) from the collection of the previously reserved Note	(675)	(707)
	$2,084	$473

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

Interest Expense, Net

The $0.1 million decrease in interest expense, net, for 2009 as compared to 2008, was partially due to a decrease in the average debt levels during the last 12 months. In addition, the Company earned less than $0.1 million in interest income in 2009, while the Company earned $0.5 million in interest income in 2008.

The $1.7 million decrease in interest expense, net, for 2008 as compared to 2007, was primarily due to a decrease in the average debt levels during the last 12 months. For 2008, the Company earned $0.5 million in interest income, as compared to $1.0 million in 2007.

Provision for Income Taxes

The effective tax rate for 2009 was 33.9 percent, which is a combination of a 34.8 percent rate on the goodwill impairment charge, and a 38.5 percent rate for the remaining pre-tax income. A portion of the goodwill impairment charge is not deductible for tax purposes, which reduced the tax benefit recorded. The 38.5 percent rate on the remaining pre-tax income was consistent with the 38.6 percent rate for 2008, as the tax rate benefits from federal tax credits and tax reserve adjustments were offset by the negative impact of lower pre-tax income on permanent tax differences.

The effective tax rate for 2008 was 38.6 percent, compared to 37.2 percent in 2007. The increase in the effective tax rate for 2008 as compared to 2007 was due primarily to the effect of lower profits on state and federal tax rates, as well as a change in pre-tax income between legal entities and states, and an increase in the Company’s tax reserves.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008. In November 2008, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as tax years 2001 to 2006 for $4.0 million including interest. The aggregate settlement amount was fully reserved prior to 2009, and was paid in April of 2009. In connection with the settlement, the Indiana Department of Revenue reserved the right to examine tax years 2001 through 2006.

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

In September 2006, the FASB issued new accounting guidance which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The provisions of the new accounting guidance were effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB delayed the effective date of the new accounting guidance until fiscal years beginning after November 15, 2008, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company adopted the applicable provisions of the new accounting guidance on January 1, 2008 and 2009, respectively. See Note 1 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31, (in thousands):

	2009	2008	2007
Net cash flows provided by operating activities	$63,256	$4,657	$84,910
Net cash flows used for investing activities	(16,445)	(25,492)	(11,641)
Net cash flows used for financing activities	(3,138)	(26,686)	(23,841)
Net increase (decrease) in cash	$43,673	$(47,521)	$49,428

Cash Flows from Operations

Net cash flows from operating activities in 2009 were $58.6 million more than in 2008, primarily as a result of:

- A
$37.5 million reduction in inventories in 2009, compared to a $12.7 million increase in 2008. Inventories increased in 2008 due to the Company’s strategic purchase of raw materials in advance of price increases, as well as higher priced raw materials in inventory. During 2009, the Company reduced inventory through consumption of higher priced inventory on hand, and reduced inventory purchases.

- A
$2.2 million decrease in accounts payable, accrued expenses and other liabilities in 2009, compared to a decrease of $23.5 million in 2008 due largely to the timing of payments for inventory purchases.

Partially offset by:
- A
$4.6 million increase in accounts receivable in 2009, compared to a $9.5 million decrease in 2008. Accounts receivable increased in 2009 due to an increase in sales in December 2009 as compared to December 2008.

During the first few months of 2010, the Company expects to use $10 million to $15 million of cash to fund seasonal working capital growth.

Depreciation and amortization was $18.5 million in 2009, and are expected to aggregate $16 million in 2010. Non-cash stock-based compensation was $3.7 million in 2009, and is expected to be $4 million to $5 million in 2010.

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

Depreciation and amortization, decreased by $0.5 million to $17.1 million in 2008, while non-cash stock-based compensation increased by $1.1 million to $3.6 million in 2008.

Cash Flows from Investing Activities

Cash flows used for investing activities of $16.4 million in 2009 included capital expenditures of $3.1 million, which was financed with available cash. The Company estimates that capital expenditures will be $5 million to $7 million in 2010, and are expected to be funded by cash flows from operations.

During 2009, the Company purchased $15.0 million in short-term U.S. Treasury Bills, of which $2.0 million matured in December 2009, and the balance matures at various dates through June 2010. The Company has chosen to invest in U.S. Treasury Bills primarily due to the high levels of security and liquidity provided by these instruments.

On May 15, 2009, Lippert acquired the patents for the QuickBiteTM coupler, and other intellectual properties and assets. The innovative design of the QuickBiteTM automatic dual-jaw locking system eliminates several steps when coupling a trailer to a tow vehicle, while at the same time making coupling simpler through the use of an integrated alignment system. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing from available cash, with the balance to be paid on May 15, 2010. In addition, Lippert will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents. Therefore, the aggregate purchase price could increase to a maximum of $3.0 million. In 2009, Lippert paid earn-out of less than $0.1 million.

On September 11, 2009, Lippert acquired the patent-pending design for a tool box containing a slide-out storage tray. This newly-designed product, used in pick-up trucks, tow trucks and other mobile service vehicles, is being produced at the Company’s existing manufacturing plants, with existing management, utilizing production techniques with which the Company has extensive experience. The purchase price was $0.4 million, which was paid at closing from available cash.

On September 29, 2009, Kinro acquired certain inventory and equipment used for the production of front entry doors for manufactured homes. This acquisition will increase Kinro’s content per manufactured home and also add a new product category. The Company estimates that the current annual market for front entry doors for manufactured homes is about $25 million to $30 million, and that half of this new potential is in aftermarket replacement doors for the millions of existing manufactured homes. Kinro began manufacturing entry doors at plants in Indiana and South Carolina in the 2009 fourth quarter. The purchase price was $0.9 million, which was paid at closing from available cash.

At December 31, 2009, the Company was in the process of selling seven owned facilities and vacant land with an aggregate carrying value of $6.0 million, which are not currently being used in production or are in the process of shutting down operations. In addition, the Company has leased three owned facilities with a combined carrying amount of $7.7 million, for one to three year terms, for a combined $70,000 per month. Each of these three leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to the owned facilities, the Company is attempting to sublease four vacant leased facilities.

On February 18, 2010, the Company reported that Lippert agreed in principle to acquire certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase would include several products for which patents are pending, including innovative RV wall slides that are considerably lighter, more space efficient, and more reliable than previous slide-out designs. The purchase price, undisclosed at the time of the announcement, is expected to include cash payable at closing, plus an earn-out depending on future unit sales. It is expected that the cash portion of the purchase price payable at closing will be funded from available cash. Closing of the transaction is subject to completion of due diligence, agreement on final terms and conditions, the execution of definitive transaction documents, and satisfaction of customary closing conditions.

In a separate transaction on February 18, 2010, Lippert acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing with available cash, plus an earn-out depending on future unit sales of the system.

The Company’s priorities for its cash are liquidity and security. At December 31, 2009, all but $0.2 million of the Company’s cash balances were in fully FDIC insured accounts. Subsequent to December 31, 2009, these accounts no longer have unlimited FDIC insurance. As a result, beginning in 2010, the Company diversified a portion of its cash balances, and purchased additional U.S. Treasury Bills.

Cash flows used for investing activities of $25.5 million in 2008 included $31.8 million for an acquisition of a business and other investments, which were financed from available cash.

On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture and mattresses. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was paid at closing from available cash. Subsequent to the acquisition, Lippert closed two of Seating Technology's five leased facilities in Indiana and consolidated those operations into existing facilities.

On July 1, 2008, Lippert acquired the patent for “JT's Strong Arm Jack Stabilizer,” and other intellectual properties and assets. The purchase price was $3.1 million, which was paid at closing from available cash. “JT's Strong Arm Jack Stabilizer” represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth-wheel RV.

In addition, cash flows from investing activities in 2008 included proceeds of $10.5 million received from the sale of seven facilities and other fixed assets in connection with the Company’s consolidation of production operations. The Company used $4.2 million for capital expenditures in 2008, which was financed with available cash.

Cash Flows from Financing Activities

Cash flows used for financing activities for 2009 of $3.1 million were primarily due to net debt payments of $8.7 million, partially offset by $5.6 million in cash and the related tax benefits from the exercise of stock options. At December 31, 2009, the Company had no debt outstanding.

Cash flows used for financing activities for 2008 of $26.7 million were primarily due to $18.6 million of net debt payments and $8.3 million for the purchase of treasury stock. At December 31, 2008, the Company had $3.8 million of cash invested in U.S. Treasury short-term money market instruments.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), to replace the Company’s previous $70.0 million line of credit that was scheduled to expire in June 2009. The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At December 31, 2009, the Company had $7.8 million in outstanding letters of credit under the line of credit, and availability under the Company’s line of credit, after considering the maximum leverage ratio covenant limitation, was $37.8 million.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), to replace the Company’s previous $60.0 million “shelf-loan” facility with Prudential, of which $6.0 million was outstanding at December 31, 2008. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The “shelf-loan” facility expires November 25, 2011. In June 2009, the Company paid in full the remaining outstanding Senior Promissory Notes before their scheduled maturity date.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA was less than $50 million at December 31, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $37.8 million. The $65.4 million in cash and short-term investments at December 31, 2009, together with the borrowing availability under our line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2009, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, privately negotiated transactions, or block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. The aggregate cost of repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present the Company believes it is prudent to conserve cash, and does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

Future minimum commitments relating to the Company's contractual obligations at December 31, 2009 are as follows (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$13,842	$4,668	$6,824	$1,887	$463
Capital leases	20	20	-	-	-
Employment contracts and deferred compensation (a)	9,476	4,677	2,999	99	1,701
Royalty agreements and earn-out payments (b)	4,386	710	1,511	824	1,341
Purchase obligations (c)	53,561	48,933	1,760	1,324	1,544
Taxes (d)	3,876	3,876	-	-	-
Total	$85,161	$62,884	$13,094	$4,134	$5,049

(a)
This includes amounts payable under employment contracts and arrangements, retirement and severance agreements, and deferred compensation. These amounts do not include $0.3 million in deferred compensation, as the timing of payment is based upon the employees’ separation from service.

(b)
These amounts are comprised of minimum required future payments, as well as estimated future payments for which a liability has been recorded, in connection with acquisitions over the past few years. Excluded from these amounts, because they are not ascertainable, are a license agreement that provides for the Company to pay a royalty of 1 percent of sales of certain slide-out systems, the remaining aggregate of which cannot exceed $4.3 million, and an earn-out of up to $2.6 million related to an acquisition in 2007 if certain sales targets for the acquired products are achieved over the five years subsequent to the acquisition.

(c)
These contractual obligations are primarily comprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

(d)	These amounts include $1.3 million of estimated income tax payments for 2009, and $2.6 million for unrecognized tax benefits and related interest and penalties.

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

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to flame spread established by the U.S. Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

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

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative because she no longer owned the bathtub. On March 10, 2008, plaintiff amended her complaint to include an additional plaintiff, Robert Royalty. Plaintiff Royalty states that his bathtub was not tested to determine whether it complies with HUD standards. Rather, his allegations are based on “information and belief”, including the testing of plaintiff Gonzalez’s bathtub and other evidence. Kinro denies plaintiff Royalty’s allegations.

On June 25, 2008, plaintiffs filed a renewed motion for class certification and the Court again denied certification of a class. Plaintiffs filed a third motion for class certification on December 23, 2008, and Defendants’ filed a motion seeking summary judgment against plaintiffs’ case.

On May 18, 2009, the Court issued an Order granting partial summary judgment in favor of defendants, dismissing five of the six claims asserted by plaintiffs, except for plaintiffs’ claim for violation of California’s Unfair Competition Law (the “UCL”). The Court also granted plaintiffs’ motion for class certification as to that one claim. The Court denied Defendant’s motion for summary judgment on the UCL claim on the ground that there was a triable issue of fact as to whether the alleged misrepresentation on defendants’ labels regarding testing for flame spread rate caused plaintiffs to purchase the manufactured homes containing bathtubs manufactured by Kinro.

On August 26, 2009, as a result of a decision by the California Supreme Court in an unrelated case dealing with a similar UCL claim, the Court dismissed plaintiffs’ remaining UCL claim because plaintiffs did not actually rely on defendants’ labels when they bought the homes containing the bathtubs. However, the Court concluded that simply selling bathtubs which may fail to satisfy Federal standards may violate the “unfair prong” of the UCL, even if plaintiffs did not actually rely on defendant’s labels.

On September 11, 2009, defendants filed with the Ninth Circuit Court of Appeals a Petition for Permission to Appeal, on an interlocutory basis, that part of the District Court’s ruling that certified a class to pursue a claim under the “unfair prong” of the UCL. On December 11, 2009, the Appeals Court issued an Order denying defendants’ permission to appeal the District Court’s ruling at this point in the case, but the Appeals Court did not address the merits of the case.

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

Based on the foregoing investigation and testing, the District Court’s rulings dismissing plaintiffs’ six claims, and the ruling on “reliance” by the California Supreme Court, Kinro believes that, notwithstanding the District Court’s finding that plaintiffs may proceed with their claim that defendants may have violated the “unfair prong” of the UCL, plaintiffs may not be able to prove the essential elements of their claim. Defendants intend to vigorously defend against the claim, and intend to move for summary judgment dismissing the claim. In addition, Kinro believes that no remedial action is required or appropriate under HUD safety standards.

If the District Court maintains its rulings, denies defendants’ motion for summary judgment as to the claim based on the “unfair prong” of the UCL, and maintains its ruling granting plaintiffs’ motion for class certification with respect to that claim, and if plaintiffs pursue their claim, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008. In November 2008, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as 2001 to 2006 for $4.0 million, including interest. The aggregate settlement amount was fully reserved prior to 2009, and was paid in April of 2009. In connection with the settlement, the Indiana Department of Revenue reserved the right to examine tax years 2001 through 2006.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2009, would not be material to the Company’s financial position or annual results of operations.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces accounts receivables to amounts that are expected to be collected. In assessing the collectability of its accounts receivable, the Company considers such factors as the current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be required.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. To the extent that actual demand or market conditions in the future differ from original estimates, adjustments to recorded inventory reserves may be required.

Self-Insurance

The Company is self-insured for certain health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be required.

Warranty

The Company provides warranty terms based upon the type of product that is sold. The Company estimates the warranty accrual based upon various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be required.

Income Taxes

The Company's tax (benefit) provision is based on pre-tax (loss) income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the tax (benefit) provision and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief that the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

The Company's accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon the Company's forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recognition of a valuation reserve. For additional information, see Note 9 of the Notes to Consolidated Financial Statements.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test as of November 30th each fiscal year. The impairment test uses a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. Actual results and events could differ significantly from management estimates.

In 2008, the Company conducted its annual impairment analysis of the goodwill in all reporting units, which resulted in the impairment and non-cash write-off of the entire $5.5 million of goodwill related to the specialty trailer reporting unit. During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry-wide wholesale shipments of RVs and manufactured homes, the Company also conducted an impairment analysis of the goodwill of each of its reporting units, resulting in the impairment and non-cash write-off of the remaining $45.0 million of goodwill.

In both periods, the fair value of each reporting unit was estimated with a discounted cash flow model utilizing internal forecasts and observable market data, to the extent available, to estimate future cash flows. The forecast included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for each reporting unit.

At March 31, 2009 and December 31, 2008, the discount rate used in the discounted cash flow model prepared for the goodwill impairment analysis was 16.5 percent and 13.0 percent, respectively, derived by applying the weighted average cost of capital model which weights the cost of debt and equity financing. The Company also considered the relationship of debt to equity of other companies similar to the respective reporting units, as well as the risks and uncertainty inherent in the markets generally and in the Company’s internally developed forecasts.

Based on the analyses, the carrying value of the RV, manufactured housing and specialty trailer reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero, therefore the Company recorded a non-cash impairment charge to write-off the entire goodwill of these reporting units.

These non-cash goodwill impairment charges were largely the result of uncertainties in the economy, and in the RV, manufactured housing and marine and leisure industries, as well as the discount rates used to determine the present value of projected cash flows. Estimating the fair value of reporting units, and the reporting unit’s asset and liabilities, involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results.

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

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business including, but not limited to, those related to product returns, accounts receivable, notes receivable, lease terminations, asset retirement obligations, post-retirement benefits, stock-based compensation, segment allocations, earn-out payments, and contingencies. Establishing reserves for these matters requires management's estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management's current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, actual results and events could differ significantly from management estimates.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. The Company did not experience any significant increase in its labor costs in 2009 related to inflation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2009, the Company had no outstanding borrowings.

At December 31, 2009, the Company had $3.0 million of cash equivalents and $13.0 million of short-term investments in U.S. Treasuries with a current yield of approximately 0.1 percent. Assuming there is an increase of 100 basis points in the interest rate for these fixed rate investments subsequent to December 31, 2009, and total investments of $16.0 million, future cash flows would be $0.2 million lower per annum than if the fixed rate investment could be obtained at current market rates.

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

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
March 11, 2010

Drew Industries Incorporated
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales	$397,839	$510,506	$668,625
Cost of sales	319,129	403,000	509,875
Gross profit	78,710	107,506	158,750
Selling, general and administrative expenses	69,489	80,129	93,498
Goodwill impairment	45,040	5,487	-
Executive retirement	-	2,667	-
Other (income)	(238)	(675)	(707)
Operating (loss) profit	(35,581)	19,898	65,959
Interest expense, net	789	877	2,615
(Loss) income before income taxes	(36,370)	19,021	63,344
(Benefit) provision for income taxes	(12,317)	7,343	23,577
Net (loss) income	$(24,053)	$11,678	$39,767

Net (loss) income per common share:
Basic	$(1.10)	$0.54	$1.82
Diluted	$(1.10)	$0.53	$1.80

Weighted average common shares outstanding:
Basic	21,807	21,808	21,893
Diluted	21,807	21,917	22,126

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except shares and per share amount)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$52,365	$8,692
Short-term investments	12,995	-
Accounts receivable, trade, less allowances of $1,232 in 2009 and $1,666 in 2008	12,541	7,913
Inventories	57,757	93,934
Prepaid expenses and other current assets	13,793	16,556
Total current assets	149,451	127,095
Fixed assets, net	80,276	88,731
Goodwill	-	44,113
Other intangible assets	39,171	42,787
Deferred taxes	16,532	306
Other assets	2,635	8,326
Total assets	$288,065	$311,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$-	$5,833
Accounts payable, trade	7,513	4,660
Accrued expenses and other current liabilities	28,194	32,224
Total current liabilities	35,707	42,717
Long-term indebtedness	-	2,850
Other long-term liabilities	8,243	6,913
Total liabilities	43,950	52,480

Stockholders' equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,561,358 shares at December 31, 2009 and 24,122,054 shares at December 31, 2008	246	241
Paid-in capital	74,239	64,954
Retained earnings	197,430	221,483
	271,915	286,678
Treasury stock, at cost - 2,596,725 shares at December 31, 2009 and 2008	(27,800)	(27,800)
Total stockholders' equity	244,115	258,878
Total liabilities and stockholders' equity	$288,065	$311,358

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(24,053)	$11,678	$39,767
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation and amortization	18,468	17,078	17,557
Deferred taxes	(16,685)	(2,145)	(1,488)
Loss (gain) on disposal of fixed assets and other non-cash items	2,836	(2,393)	(351)
Stock-based compensation expense	3,744	3,636	2,489
Goodwill impairment	45,040	5,487	-
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(4,628)	9,497	3,061
Inventories	37,505	(12,695)	8,994
Prepaid expenses and other assets	3,226	(1,980)	1,478
Accounts payable, accrued expenses and other liabilities	(2,197)	(23,506)	13,403
Net cash flows provided by operating activities	63,256	4,657	84,910

Cash flows from investing activities:
Capital expenditures	(3,107)	(4,199)	(8,770)
Acquisition of businesses	(1,679)	(28,764)	(17,299)
Proceeds from sales of fixed assets	1,367	10,541	14,492
Purchase of short-term investments	(14,992)	-	-
Proceeds from sales of short-term investments	2,000	-	-
Other investing activities	(34)	(3,070)	(64)
Net cash flows used for investing activities	(16,445)	(25,492)	(11,641)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	5,775	14,600	23,800
Repayments under line of credit and other borrowings	(14,458)	(33,179)	(52,218)
Exercise of stock options	5,562	402	4,577
Purchase of treasury stock	-	(8,333)	-
Other financing activities	(17)	(176)	-
Net cash flows used for financing activities	(3,138)	(26,686)	(23,841)

Net increase (decrease) in cash	43,673	(47,521)	49,428

Cash and cash equivalents at beginning of year	8,692	56,213	6,785
Cash and cash equivalents at end of year	$52,365	$8,692	$56,213

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$499	$1,319	$3,426
Income taxes, net of refunds	$3,290	$13,852	$16,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

				Accumulated
				Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance - December 31, 2006	$238	$53,973	$170,038	$106	$(19,467)	$204,888
Net income			39,767			39,767
Unrealized loss on interest rate swaps, net of taxes				(68)		(68)
Comprehensive income						39,699
Issuance of 249,929 shares of common stock pursuant to stock options and deferred stock units	3	2,510				2,513
Income tax benefit relating to issuance of common stock pursuant to stock options		1,947				1,947
Stock-based compensation expense		2,489				2,489
Balance - December 31, 2007	241	60,919	209,805	38	(19,467)	251,536
Net income			11,678			11,678
Unrealized loss on interest rate swaps, net of taxes				(38)		(38)
Comprehensive income						11,640
Issuance of 39,080 shares of common stock pursuant to stock options and deferred stock units		340				340
Income tax benefit relating to issuance of common stock pursuant to stock options		59				59
Stock-based compensation expense		3,636				3,636
Purchase of 447,400 shares of treasury stock					(8,333)	(8,333)
Balance - December 31, 2008	241	64,954	221,483	-	(27,800)	258,878
Net loss			(24,053)			(24,053)
Issuance of 439,304 shares of common stock pursuant to stock options and deferred stock units	5	5,010				5,015
Income tax benefit relating to issuance of common stock pursuant to stock options		531				531
Stock-based compensation expense		3,744				3,744
Balance - December 31, 2009	$246	$74,239	$197,430	$-	$(27,800)	$244,115

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Kinro, Inc. and its subsidiaries (collectively “Kinro”), and Lippert Components, Inc. and its subsidiaries (collectively “Lippert”). Drew, through its wholly-owned subsidiaries, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, including:

●Steel chassis	●Vinyl and aluminum windows and doors
●Axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

The recreational vehicle products segment (the “RV Segment”) accounted for 79 percent of the Company's sales in 2009, and the manufactured housing products segment (the “MH Segment”) accounted for 21 percent. Nearly 93 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers, as well as axles for specialty trailers. At December 31, 2009, the Company operated 24 plants in 12 states.

The Company’s operations are somewhat seasonal, as sales are typically slower in the first and fourth quarters, consistent with the industries which the Company supplies. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

Subsequent to the balance sheet date but prior to the filing of this report, the Company announced that Lippert agreed in principle to acquire certain intellectual property and other assets from Michigan-based Schwintek, Inc. See Note 3 of the Notes to Consolidated Financial Statements. The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2009, the cash and cash equivalents included $49.2 million of cash in fully FDIC insured accounts, and $3.0 million of U.S. Treasury Bills that mature in March 2010. The U.S. Treasury Bills are recorded at cost which approximated fair value.

At December 31, 2008, the Company had $3.8 million invested in high-quality, short-term money market instruments issued and payable in U.S funds, recorded at cost which approximated fair value.

Short-term Investments

At December 31, 2009, the Company had $13.0 million of short-term investments consisting of U.S. Treasury Bills that mature at various dates through June 2010. These investments are recorded at cost which approximated fair value.

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

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31, (in thousands):

	2009	2008	2007
Balance at beginning of period	$1,486	$803	$1,081
Provision for doubtful accounts	998	1,066	(163)
Additions related to acquired companies	-	30	85
Accounts written off, net of recoveries	(1,481)	(413)	(200)
Balance at end of period	$1,003	$1,486	$803

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.2 million, $0.2 million, and $0.4 million at December 31, 2009, 2008, and 2007, respectively.

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

The Company accounts for uncertainty in tax positions in accordance with the current accounting guidance, which requires that a company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of the current accounting guidance on January 1, 2007, as a result of which, the Company did not recognize a material adjustment to the liability for unrecognized income tax benefits.

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

In 2008, the Company conducted its annual impairment analysis of the goodwill in all reporting units, which resulted in the impairment and non-cash write-off of the entire $5.5 million of goodwill related to the specialty trailer reporting unit. During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry-wide wholesale shipments of RVs and manufactured homes, the Company also conducted an impairment analysis of the goodwill of each of its reporting units, resulting in the impairment and non-cash write-off of the remaining $45.0 million of goodwill. The impairment analysis of goodwill conducted during the first quarter of 2009 was completed using Level 3 fair value inputs.

In both periods, the fair value of each reporting unit was estimated with a discounted cash flow model utilizing internal forecasts and observable market data, to the extent available, to estimate future cash flows. The forecast included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for each reporting unit.

At March 31, 2009 and December 31, 2008, the discount rate used in the discounted cash flow model prepared for the goodwill impairment analysis was 16.5 percent and 13.0 percent, respectively, derived by applying the weighted average cost of capital model which weights the cost of debt and equity financing. The Company also considered the relationship of debt to equity of other companies similar to the respective reporting units, as well as the risks and uncertainty inherent in the markets generally and in the Company’s internally developed forecasts.

Based on the analyses, the carrying value of the RV, manufactured housing and specialty trailer reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero, therefore the Company recorded a non-cash impairment charge to write-off the entire goodwill of these reporting units.

These non-cash goodwill impairment charges were largely the result of uncertainties in the economy, and in the RV, manufactured housing and marine and leisure industries, as well as the discount rates used to determine the present value of projected cash flows. Estimating the fair value of reporting units, and the reporting unit’s asset and liabilities, involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results.

Current accounting guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The amortization of other intangible assets is done using a method, straight-line or accelerated, which best reflects the pattern in which the estimated future economic benefits of the asset will be consumed.

During 2009, the Company reviewed the recoverability of the carrying value of other intangible assets, and determined that there was no impairment. The Company continues to monitor these assets for potential impairment, as a downturn in the RV, manufactured housing, or marine and leisure industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

Impairment of Long-Lived Assets

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

In 2009, the Company reviewed the recoverability of the carrying value of facilities and vacant land not currently being used in production, as well as facilities in the process of shutting down operations, using broker quotes and management’s estimates, which are Level 3 fair value inputs. In 2009, the Company recorded impairment charges of $2.5 million on facilities that have an adjusted carrying value of $6.2 million at December 31, 2009. The Company also reviewed the recoverability of other facilities with a net carrying value of $7.5 million at December 31, 2009, using Level 3 fair value inputs, and determined no impairment charge was required. In 2008 and 2007, the Company recorded impairment charges for facilities of $1.0 million and $2.2 million, respectively. These impairment charges for 2009, 2008, and 2007 are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The Company recorded additional charges to operations of $0.8 million and $0.6 million in 2009 and 2008, respectively, related to the exit of leased facilities, which are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

During 2009, the Company reviewed the recoverability of the carrying value of remaining other long-lived assets, and determined that there was no impairment. The Company continues to monitor these assets for potential impairment, as a downturn in the RV, manufactured housing, or marine and leisure industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term nature of these instruments.

Stock-Based Compensation

All stock options granted are being expensed on a straight-line basis over the requisite service period, which is generally the stock option vesting period, based on fair value, determined using the Black-Scholes option-pricing model, at the date the stock options were granted. The accounting for stock options resulted in charges to operations of $2.8 million, $3.2 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, for the years ended December 31, 2009, 2008 and 2007, the Company issued deferred stock units to certain executive officers and non-employee directors in lieu of cash remuneration of $0.9 million, $0.4 million and $0.3 million, respectively. Stock-based compensation expense is recorded in the Consolidated Statements of Operations in the same line that cash compensation to those employees is recorded, primarily in selling, general and administrative expenses.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007

Risk-free interest rate	2.12%	2.17%	3.83%
Expected volatility	53.2%	42.5%	33.8%
Expected life	4.8 years	4.8 years	5.0 years
Contractual life	6.0 years	6.0 years	6.0 years
Dividend yield	N/A	N/A	N/A
Fair value of stock options granted	$9.87	$4.68	$11.68

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collectability is reasonably assured, and the sales price is fixed or determinable. Sales taxes collected, which are not significant, from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Consolidated Statements of Operations.

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $15.4 million, $21.4 million and $25.6 million in 2009, 2008 and 2007, respectively.

Legal Costs

The Company expenses all legal costs associated with litigation as incurred.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, earn-out payments, and contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

Fair Value Measurements

Effective January 1, 2008, the Company adopted new accounting guidance for all financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted new accounting guidance for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s Consolidated Financial Statements for 2009 or 2008, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

This new accounting guidance established a new framework for measuring fair value and expanded related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The accounting guidance requires the following fair value hierarchy:

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

During 2009, the Company acquired patents, tradenames, and other assets in business combinations. The Company used Level 3 inputs to value the assets acquired, as well as the liabilities for future earn-out payments. See Note 3 of the Notes to Consolidated Financial Statements.

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

The RV Segment, which accounted for 79 percent, 72 percent and 74 percent of consolidated net sales for 2009, 2008 and 2007, respectively, manufactures a variety of products used primarily in the production of RVs, including:

●Towable RV steel chassis	●Aluminum windows and screens
●Towable RV axles and suspension solutions	●Chassis components
●RV slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other towable accessories
and lifting systems	●Specialty trailers for hauling boats, personal
watercraft, snowmobiles and equipment

Nearly 93 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers, as well as axles for specialty trailers.

The MH Segment, which accounted for 21 percent, 28 percent and 26 percent of consolidated net sales for 2009, 2008 and 2007, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles	●Entry doors

The Company also supplies replacement windows, doors and thermoformed bath products for existing manufactured homes.

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income (loss) before interest, amortization of intangibles, corporate expenses, goodwill impairment, other items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

Information relating to segments follows (in thousands):

	Segments			Corporate	Intangible
	RV	MH	Total	and Other	Assets	Total

Year ended December 31, 2009
Revenues from external customers(a)	$312,535	$85,304	$397,839	$-	$-	$397,839
Operating profit (loss)(b)(e)	20,459	3,847	24,306	(9,286)	(50,601)	(35,581)
Total assets(c)	108,724	41,671	150,395	98,347	39,323	288,065
Expenditures for long-lived assets(d)	2,398	865	3,263	110	-	3,373
Depreciation and amortization	9,534	3,309	12,843	64	5,561	18,468

Year ended December 31, 2008
Revenues from external customers(a)	$368,092	$142,414	$510,506	$-	$-	$510,506
Operating profit (loss)(b)(e)	28,725	11,016	39,741	(9,301)	(10,542)	19,898
Total assets(c)	143,205	47,241	190,446	33,747	87,165	311,358
Expenditures for long-lived assets(d)	5,488	719	6,207	31	-	6,238
Depreciation and amortization	8,636	3,353	11,989	34	5,055	17,078

Year ended December 31, 2007
Revenues from external customers(a)	$491,830	$176,795	$668,625	$-	$-	$668,625
Operating profit (loss)(b)(e)	63,132	15,061	78,193	(8,056)	(4,178)	65,959
Total assets(c)	140,531	51,969	192,500	80,803	72,434	345,737
Expenditures for long-lived assets(d)	8,080	1,002	9,082	119	-	9,201
Depreciation and amortization	9,017	4,346	13,363	16	4,178	17,557

a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 25 percent, 21 percent and 23 percent of the Company’s consolidated net sales in the years ended December 31, 2009, 2008 and 2007, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 24 percent, 22 percent and 20 percent of the Company’s consolidated net sales in the years ended December 31, 2009, 2008 and 2007, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2009, 2008 and 2007.

b)	Certain general and administrative expenses of Kinro and Lippert are allocated between the segments based upon sales or operating profit, depending upon the nature of the expense.

c)
Segment assets include accounts receivable, inventories and fixed assets. Corporate and other assets include cash and cash equivalents, short-term investments, prepaid expenses and other current assets, deferred taxes, and other assets. Intangibles include goodwill, other intangible assets and deferred charges which are not considered in the measurement of each segment’s performance.

d)
Segment expenditures for long-lived assets include capital expenditures and fixed assets purchased as part of the acquisition of businesses. The Company purchased $0.3 million, $2.0 million and $0.4 million of fixed assets as part of the acquisitions of businesses in 2009, 2008 and 2007, respectively. Expenditures for other long-lived assets, goodwill and other intangible assets are not included in the segment since they are not considered in the measurement of each segment’s performance.

e)
The operating loss for the Corporate and Other column is comprised of Corporate expenses of $6.4 million, $7.2 million and $7.6 million for 2009, 2008 and 2007, respectively, and Other non-segment items of $2.9 million, $2.1 million and $0.5 million for 2009, 2008 and 2007, respectively.

Net sales by product were as follows for the years ended December 31, (in thousands):

	2009	2008	2007
Recreational Vehicles:
Chassis, chassis parts and slide-out mechanisms	$178,563	$228,310	$315,875
Windows, doors and screens	64,684	79,279	107,693
Furniture	30,290	11,726	-
Axles	26,343	30,024	42,025
Specialty trailers	6,810	13,773	20,749
Other	5,845	4,980	5,488
	312,535	368,092	491,830

Manufactured Housing:
Windows, doors and screens	46,961	62,924	72,580
Chassis and chassis parts	24,892	56,869	70,428
Shower and bath units	12,636	18,108	19,921
Axles and tires	757	3,811	10,502
Other	58	702	3,364
	85,304	142,414	176,795

Net Sales	$397,839	$510,506	$668,625

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Over the last ten years, the Company has acquired numerous manufacturers of products for RVs, manufactured homes and specialty trailers, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. In a number of these acquisitions the Company acquired a significant amount of goodwill, as the value of the acquired business to the Company exceeded the fair value of the net tangible and other identifiable intangible assets acquired in the transaction. In the fourth quarter of 2008 and the first quarter of 2009, the Company conducted an impairment analysis of the goodwill of each of its reporting units, resulting in the impairment and non-cash write-off of all existing goodwill.  See Note 1 of the Notes to Consolidated Financial Statements.

Recently Announced Acquisitions

Wall Slide and Other RV Products

On February 18, 2010, the Company reported that Lippert agreed in principle to acquire certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase would include several products for which patents are pending, including innovative RV wall slides that are considerably lighter, more space efficient, and more reliable than previous slide-out designs. The purchase price, undisclosed at the time of the announcement, is expected to include cash payable at closing, plus an earn-out depending on future unit sales. It is expected that the cash portion of the purchase price payable at closing will be funded from available cash. Closing of the transaction is subject to completion of due diligence, agreement on final terms and conditions, the execution of definitive transaction documents, and satisfaction of customary closing conditions.

Level-UpTM System

In a separate transaction on February 18, 2010, Lippert acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing with available cash, plus an earn-out depending on future unit sales of the system.

Acquisitions in 2009

QuickBiteTM

On May 15, 2009, Lippert acquired the patents for the QuickBiteTM coupler, and other intellectual properties and assets. The innovative design of the QuickBiteTM automatic dual-jaw locking system eliminates several steps when coupling a trailer to a tow vehicle, while at the same time making coupling simpler through the use of an integrated alignment system. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing from available cash, with the balance to be paid on May 15, 2010. In addition, Lippert will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents. Therefore, the aggregate purchase price could increase to a maximum of $3.0 million. In 2009, Lippert paid earn-out of less than $0.1 million. The results of the acquired QuickBiteTM business have been included in the Company’s Consolidated Statements of Operations beginning May 15, 2009.

Slide-out storage box for pick-up trucks

On September 11, 2009, Lippert acquired the patent-pending design for a tool box containing a slide-out storage tray. This newly-designed product, used in pick-up trucks, tow trucks and other mobile service vehicles, is being produced at the Company’s existing manufacturing plants, with existing management, utilizing production techniques with which the Company has extensive experience. The purchase price was $0.4 million, which was paid at closing from available cash. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations beginning September 11, 2009.

Front entry doors for manufactured homes

On September 29, 2009, Kinro acquired certain inventory and equipment used for the production of front entry doors for manufactured homes. This acquisition will increase Kinro’s content per manufactured home and also add a new product category. The Company estimates that the current annual market for front entry doors for manufactured homes is about $25 million to $30 million, and that half of this new potential is in aftermarket replacement doors for existing manufactured homes. Kinro began manufacturing entry doors at plants in Indiana and South Carolina in the 2009 fourth quarter. The purchase price was $0.9 million, which was paid at closing from available cash. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations beginning September 29, 2009.

The aggregate consideration for the acquisitions of the QuickBiteTM coupler, slide-out storage box for pick-up trucks, and front entry doors for manufactured homes was recorded as follows (in thousands):

Net tangible assets acquired	$1,370
Intangible assets	1,780
3,150
Less: Present value of future estimated earn-out payments	(1,204)
Less: Other	(267)
Total cash consideration	$1,679

Acquisitions in 2008

Seating Technology

On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, Inc. and its affiliated companies (“Seating Technology”), a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture and mattresses. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was paid at closing from available cash. The Company acquired intangible assets from Seating Technology primarily related to customer relationships, which are being amortized over their estimated remaining useful life, which at the date of acquisition was approximately 11 years. Subsequent to the acquisition, Lippert closed two of Seating Technology's five leased facilities in Indiana and consolidated those operations into existing facilities. The results of the acquired Seating Technology business have been included in the Company’s Consolidated Statements of Operations beginning July 1, 2008.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$5,766
Customer relationships	9,400
Other identifiable intangible assets	2,575
Goodwill (tax deductible)	10,918
Total cash consideration	$28,659

Patent for “JT’s Strong Arm Jack Stabilizer”

On July 1, 2008, Lippert acquired the patent for “JT's Strong Arm Jack Stabilizer” and other intellectual properties and assets. The purchase price was $3.1 million, which was paid at closing from available cash. “JT's Strong Arm Jack Stabilizer” represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth-wheel RV. Total consideration for the acquisition was allocated to amortizable intangible assets.

Acquisitions in 2007

Extreme Engineering

On July 6, 2007, Lippert acquired certain assets and liabilities, and the business of Extreme Engineering, Inc. (“Extreme Engineering”), a manufacturer of specialty trailers for high-end boats, along with its affiliate, Pivit Hitch, Inc. (“Pivit Hitch”). Extreme Engineering and Pivit Hitch had combined annual sales of $12 million prior to the acquisition. The purchase price for the two companies was $10.8 million, including transaction costs, which was paid at closing from available cash. The results of the acquired Extreme Engineering and Pivit Hitch businesses have been included in the Company’s Consolidated Statements of Operations beginning July 6, 2007.

Total consideration for the acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$1,238
Identifiable intangible assets	5,600
Goodwill (tax deductible)	3,974
Total cash consideration	$10,812

Coach Step

On May 21, 2007, Lippert acquired certain assets and liabilities, and the business of Coach Step, a manufacturer of patented electric steps for motorhomes. Coach Step had annual sales of $2 million prior to the acquisition. The purchase price was $3.0 million, which was paid at closing from available cash. Upon acquisition, the Company integrated Coach Step’s business into existing Lippert facilities. The results of the acquired Coach Step business have been included in the Company’s Consolidated Statements of Operations beginning May 21, 2007.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$604
Identifiable intangible assets	1,830
Goodwill (tax deductible)	598
Total cash consideration	$3,032

Trailair and Equa-Flex

On January 2, 2007, Lippert acquired Trailair, Inc. (“Trailair”) and certain assets and liabilities, and the business of Equa-Flex, Inc. (“Equa-Flex”), two affiliated companies, which manufacture several patented products, including innovative suspension systems used primarily for towable RVs. Trailair and Equa-Flex had combined annual sales of $3 million prior to the acquisition. The minimum aggregate purchase price was $5.7 million, of which $3.5 million was paid at closing and the balance is being paid annually over the five years subsequent to the acquisition. The aggregate purchase price could increase to a maximum of $8.3 million if certain sales targets for these products are achieved by Lippert over the five years subsequent to the acquisition. In the aggregate, less than $0.1 million has been paid subsequent to the acquisition based on such sales targets. The annual payments to be made over the five years subsequent to the acquisition bear interest at the stated rate of 3 percent per annum from the date of the acquisition. The acquisition was financed with borrowings under the Company's line of credit. Upon acquisition, the Company integrated Trailair and Equa-Flex’s business into existing Lippert facilities. The results of the acquired Trailair and Equa-Flex businesses have been included in the Company’s Consolidated Statements of Operations beginning January 2, 2007.

Total consideration for the acquisitions was allocated as follows (in thousands):

Net tangible assets acquired	$625
Identifiable intangible assets	4,160
Goodwill (tax deductible)	267
Goodwill (non tax deductible)	426
Total consideration	5,478
Less present value of future minimum payments	(1,961)
Total cash consideration	$3,517

Goodwill and Other Intangible Assets

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - January 1, 2008	$9,251	$30,296	$39,547
Acquisitions	-	10,053	10,053
Impairments	-	(5,487)	(5,487)
Balance - December 31, 2008	9,251	34,862	44,113
Adjustment to 2008 Seating Technology acquisition	-	927	927
Impairments	(9,251)	(35,789)	(45,040)
Balance - December 31, 2009	$-	$-	$-

In 2008, the Company conducted its annual impairment analysis of the goodwill in all reporting units, which resulted in the impairment and non-cash write-off of the entire $5.5 million of goodwill related to the specialty trailer reporting unit. During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry-wide wholesale shipments of RVs and manufactured homes, the Company also conducted an impairment analysis of the goodwill of each of its reporting units, resulting in the impairment and non-cash write-off of the remaining $45.0 million of goodwill. See Note 1 of the Notes to Consolidated Financial Statements.

If the Company records goodwill on acquisitions completed subsequent to December 31, 2009, the Company will perform its annual impairment test as of November 30, and will continue to monitor such assets for potential impairment during interim periods.

Other intangible assets consist of the following at December 31, 2009 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$2,830	$1,031	$1,799	3 to 7
Customer relationships	24,870	8,851	16,019	8 to 16
Tradenames	6,151	2,390	3,761	5 to 15
Patents	22,693	5,101	17,592	5 to 19
Other intangible assets	$56,544	$17,373	$39,171

Other intangible assets consist of the following at December 31, 2008 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$3,231	$1,130	$2,101	3 to 7
Customer relationships	24,870	6,225	18,645	8 to 16
Tradenames	6,251	1,846	4,405	5 to 15
Patents	21,183	3,547	17,636	5 to 19
Other intangible assets	$55,535	$12,748	$42,787

The carrying value of other intangible assets in the RV and MH Segments were $35.3 million and $3.9 million at December 31, 2009, respectively, and $38.3 million and $4.5 million at December 31, 2008, respectively. Amortization expense related to intangible assets amounted to $5.4 million, $4.8 million and $3.9 million for 2009, 2008 and 2007, respectively. Estimated amortization expense for the next five fiscal years is as follows: $5.3 million (2010), $5.0 million (2011), $4.7 million (2012), $4.1 million (2013) and $3.6 million (2014).

During 2009, the Company reviewed the recoverability of the carrying value of other intangible assets, and determined that there was no impairment. The Company continues to monitor these assets for potential impairment, as a downturn in the RV, manufactured housing, or marine and leisure industries, or in the profitability of the Company’s operations, could result in a non-cash impairment charge of these assets in the future.

4. INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2009	2008
Finished goods	$9,264	$10,801
Work in process	1,576	2,946
Raw materials	46,917	80,187
Total	$57,757	$93,934

5. FIXED ASSETS

Fixed assets, at cost, consist of the following at December 31, (in thousands):

			Estimated Useful
	2009	2008	Life in Years
Land	$9,917	$8,323
Buildings and improvements	65,574	63,508	10 to 40
Leasehold improvements	1,164	1,182	2 to 15
Machinery and equipment	73,995	77,653	3 to 10
Transportation equipment	2,590	2,985	3 to 7
Furniture and fixtures	8,625	8,356	3 to 8
Construction in progress	464	1,294
	162,329	163,301
Less accumulated depreciation and amortization	82,053	74,570
Fixed assets, net	$80,276	$88,731

Depreciation and amortization of fixed assets is as follows for the years ended December 31, (in thousands):

	2009	2008	2007
Charged to cost of sales	$11,155	$10,292	$11,497
Charged to selling, general and administrative expenses	1,752	1,731	1,882
Total	$12,907	$12,023	$13,379

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, (in thousands):

	2009	2008
Accrued employee compensation and benefits	$11,815	$13,010
Accrued warranty	3,340	4,510
Other accrued expenses and current liabilities	13,039	14,704
Total	$28,194	$32,224

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

	2009	2008	2007
Balance at beginning of period	$5,419	$5,762	$3,990
Provision for warranty expense	2,279	3,984	6,335
Warranty costs paid	(3,012)	(4,327)	(4,563)
Total accrued warranty	4,686	5,419	5,762
Less long-term portion	1,346	909	1,402
Current accrued warranty	$3,340	$4,510	$4,360

7. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plans

Prior to November 2009, the Company maintained multiple discretionary defined contribution 401(k) profit sharing plans. In November 2009, the Company combined its plans into one plan, covering all eligible employees. The Company contributed $0.9 million, $1.3 million and $1.4 million to these plans during the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $0.3 million, $1.9 million and $1.0 million in 2009, 2008 and 2007, respectively. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, but will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.5 million from the Plan in 2009. At December 31, 2009 and 2008, $2.0 million and $1.9 million, respectively, have been recorded in other long-term liabilities, and $0.1 million and $0.5 million, respectively, have been recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Executive Retirement

The Company has a management succession plan designed to ensure an effective transition of management of the Company’s operations to qualified executives upon the retirement of senior executives. In November 2008, in accordance with the management succession plan, Edward W. Rose, III, Chairman of the Board of Directors since 1984, was appointed Lead Director; Leigh J. Abrams, President from 1984 to May 2008, and Chief Executive Officer and a Director since 1984, was appointed Chairman of the Board of Directors; and Fredric M. Zinn, Executive Vice President from 2001, Chief Financial Officer from 1984, and President and a Director since May 2008, was, in addition to President, appointed Chief Executive Officer. Each of these appointments became effective January 1, 2009.

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

In connection with the management succession, the Company and Mr. Abrams entered into an Executive Compensation and Benefits Agreement, effective as of January 1, 2009 (the “Abrams Agreement”). The Board of Directors granted retirement compensation and benefits to Mr. Abrams in recognition of his 40-year commitment to the success of the Company, the Company’s performance during his 29-year tenure as President and Chief Executive Officer, and the overall increase in stockholder value during that period. In addition, as Chairman of the Board, Mr. Abrams will continue to render services to the Company, for which he will be compensated in accordance with the Abrams Agreement, and he has agreed to non-competition restrictions on his future business activities.

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

During the fourth quarter of 2008, as a result of the Abrams Agreement and Webster Agreement, the Company recognized $2.7 million of executive retirement expense in the Consolidated Statements of Operations. At December 31, 2009 and 2008, $0.5 million and $1.7 million, respectively, have been recorded in other long-term liabilities, and $1.2 million and $1.0 million, respectively, have been recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

8. LONG-TERM INDEBTEDNESS

Long-term indebtedness consists of the following at December 31, (in thousands):

	2009	2008
Senior Promissory Notes	$-	$6,000
Notes payable pursuant to a Credit Agreement	-	-
Industrial Revenue Bonds, secured by certain real estate and equipment	-	1,662
Other loans primarily secured by certain real estate and equipment	-	1,021
	-	8,683
Less current portion	-	5,833
Total long-term indebtedness	$-	$2,850

The weighted average interest rate for the Company’s indebtedness was 4.85 percent at December 31, 2008.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), to replace the Company’s previous $70.0 million line of credit that was scheduled to expire in June 2009. The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2009 and 2008), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2009 and 2008) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At December 31, 2009 and 2008, the Company had $7.8 million and $7.6 million, respectively, in outstanding letters of credit under the line of credit, and availability under the Company’s line of credit, after considering the maximum leverage ratio covenant limitation, was $37.8 million and $42.4 million, respectively.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), to replace the Company’s previous $60.0 million “shelf-loan” facility with Prudential, of which $6.0 million was outstanding at December 31, 2008. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The “shelf-loan” facility expires November 25, 2011. In June 2009, the Company paid in full the remaining outstanding Senior Promissory Notes before their scheduled maturity date.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. Since the Company’s trailing twelve-month EBITDA was less than $50 million at December 31, 2009, the maximum leverage ratio covenant limits the remaining availability under these facilities collectively to $37.8 million. The $65.4 million in cash and short-term investments at December 31, 2009, together with the borrowing availability under our line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements.

Pursuant to the Credit Agreement, Senior Promissory Notes, and certain other loan agreements, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2009 and 2008, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company has unsecured letters of credit outstanding, unrelated to the Credit Agreement, which aggregate $0.4 million and $0.6 million at December 31, 2009 and 2008, respectively.

9. INCOME TAXES

The income tax (benefit) provision in the Consolidated Statements of Operations is as follows for the years ended December 31, (in thousands):

	2009	2008	2007
Current:
Federal	$3,700	$7,312	$20,774
State	668	2,176	4,291
Total current	4,368	9,488	25,065
Deferred:
Federal	(13,485)	(1,721)	(1,137)
State	(3,200)	(424)	(351)
Total deferred	(16,685)	(2,145)	(1,488)
Total income tax (benefit) provision	$(12,317)	$7,343	$23,577

The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory rate to (loss) income before income taxes for the following reasons for the years ended December 31, (in thousands):

	2009	2008	2007

Income tax at federal statutory rate	$(12,366)	$6,657	$22,171
State income taxes, net of federal income tax impact	(1,671)	1,139	2,561
Non-deductible goodwill	2,030	-	-
Research and development credit	(354)	-	(64)
Other non-deductible expenses	100	169	135
Manufacturing credit pursuant to Jobs Creation Act	(50)	(407)	(1,123)
Tax-free interest income	-	(7)	(277)
Other	(6)	(208)	174
(Benefit) provision for income taxes	$(12,317)	$7,343	$23,577

At December 31, 2009, federal and state income taxes payables of $3.9 million are included in accrued expenses and other current liabilities. At December 31, 2008, federal overpayments of $2.2 million are included in prepaid expenses and other current assets, and state income taxes payable of $5.6 million are included in accrued expenses and other current liabilities.

Net deferred tax assets are classified in the Consolidated Balance Sheets as follows at December 31, (in thousands):

	2009	2008

Prepaid expenses and other current assets	$9,879	$9,436
Other long-term assets	16,532	306
Net deferred tax assets	$26,411	$9,742

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, (in thousands):

	2009	2008
Deferred tax assets:
Goodwill and other intangible assets	$16,299	$2,741
Employee benefits	3,887	3,765
Inventories	2,145	1,759
Deferred compensation	1,460	1,270
Accrued insurance	1,247	996
Post retirement	986	1,474
Accounts receivable	559	758
Other	2,226	1,812
Total deferred tax assets	28,809	14,575
Deferred tax liabilities:
Fixed assets	2,398	4,833
Net deferred tax assets	$26,411	$9,742

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2009 will be realized in the ordinary course of operations based on future taxable income and scheduling of deferred tax liabilities.

Tax benefits on stock option exercises of $0.5 million, $0.1 million and $1.9 million were credited directly to stockholders' equity for 2009, 2008 and 2007, respectively, relating to tax benefits which exceeded the compensation cost for stock options recognized in the Consolidated Financial Statements.

At December 31, 2009, the Company had deferred tax assets of $3.6 million related to unexercised stock options. The Company’s stock price at December 31, 2009, was below the exercise price of certain of the unexercised stock options. If the stock price remains below the exercise price of these stock options, the related deferred tax assets will not be realized. The reversal of such deferred tax assets will be recorded as a reduction of stockholders' equity, to the extent there are available excess tax benefits from prior stock option exercises, with any remaining deficiency recorded as additional income tax expense in the Consolidated Statements of Operations. At December 31, 2009 the available excess tax benefits from prior stock option exercises in stockholders' equity was $11.7 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31, (in thousands):

	2009	2008	2007

Balance at beginning of period	$5,782	$4,829	$3,752
Changes in tax positions of prior years	(287)	819	373
Additions based on tax positions related to the current year	661	363	791
Payments	(3,891)	-	-
Expiration of statute of limitations	(106)	(229)	(87)
Balance at end of period	$2,159	$5,782	$4,829

In addition, the total amount of accrued interest and penalties related to taxes was $0.4 million, $1.0 million and $1.3 million at December 31, 2009, 2008 and 2007, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $1.6 million $3.8 million, and $3.2 million at December 31, 2009, 2008 and 2007, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. During the third quarter of 2008, the IRS completed an audit of the Company’s 2005 federal tax return, and found no changes. For federal income tax purposes, the tax years 2006 through 2008 remain subject to examination.

In connection with a tax audit by the Indiana Department of Revenue pertaining to calendar years 1998 to 2000, the Company received an initial examination report asserting, in the aggregate, approximately $1.2 million of proposed tax adjustments, including interest and penalties. After two hearings with the Indiana Department of Revenue, the audit findings were upheld. The Company filed an appeal in December 2006 with the Indiana Tax Court and the matter was scheduled for trial in December 2008. In November 2008, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as tax years 2001 to 2006 for $4.0 million, including interest. The aggregate settlement amount was fully reserved prior to 2009, and was paid in April of 2009. In connection with the settlement, the Indiana Department of Revenue reserved the right to examine tax years 2001 through 2006. In addition, for Indiana state income tax purposes, the tax years 2007 and 2008 remain subject to examination.

The Company has assessed its risks associated with all tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2010. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2009, would not be material to the Company’s financial position or annual results of operations.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2009 are summarized as follows (in thousands):

2010	$4,668
2011	3,991
2012	2,833
2013	1,381
2014	506
Thereafter	463
Total minimum lease payments	$13,842

Rent expense for operating leases was $6.7 million, $7.2 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in 2009 and 2008 was $0.8 million and $0.6 million, respectively, of charges related to vacated leased facilities.

Employment Agreements

At December 31, 2009 the Company had employment contracts with twelve of its employees and three consultants, which expire on various dates through 2013. The minimum commitments under these contracts are $4.5 million in 2010, $2.8 million in 2011, and $0.2 million in 2012 and $0.1 million in 2013. Included in these minimum commitments are certain amounts payable to two retired senior executives which have been accrued as of December 31, 2009. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding executive retirement charges.

Included in the foregoing are contracts with four employees which provide for incentives to be paid based on some or all of the following; (i) profits, as defined, (ii) return on net assets, as defined, (iii) return on invested capital, as defined, and (iv) the Company’s financial performance as compared to the RV, and manufactured housing and related industries, as defined.

Royalty

In February 2003, the Company entered into an agreement for a non-exclusive license for patents related to certain slide-out systems. The agreement provides for the Company to pay a royalty of 1 percent on sales of certain slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5.0 million. The expense related to this royalty agreement of $0.2 million, $0.2 million and $0.4 million for 2009, 2008 and 2007, respectively, is classified in the Consolidated Statements of Operations in Cost of Sales. Aggregate payments subsequent to December 31, 2009 cannot exceed $4.3 million.

Contingent Consideration

In connection with the 2007 acquisition of Trailair and Equa-Flex, the Company could pay an earn-out of up to $2.6 million if certain sales targets for the acquired products are achieved by Lippert over the five years subsequent to the acquisition. In the aggregate, less than $0.1 million has been paid subsequent to the acquisition based on such sales targets. The annual payments to be made over the five years subsequent to the acquisition bear interest at the stated rate of 3 percent per annum from the date of the acquisition. In accordance with the accounting guidance in effect at the time, the Company did not record a liability for the fair value estimate of such earn-out payments, but rather these payments are recorded directly to goodwill.

In connection with the 2009 acquisitions of the QuickBiteTM coupler and the slide-out storage box for pick-up trucks, the Company could pay an earn-out of up to $2.6 million if certain sales targets for the acquired products are achieved by Lippert. In the aggregate, less than $0.1 million has been paid subsequent to these acquisitions based on such sales targets. In accordance with the current accounting guidance in effect, the Company recorded a liability at present value for the fair value estimate of such earn-out payments. At December 31, 2009, the Company had $0.1 million and $1.3 million for future earn-out payments recorded in accrued expenses and other current liabilities, and other long-term liabilities, respectively. To the extent the fair value estimate of such future earn-out payments change, the revision would be recorded in the current period in the Consolidated Statements of Operations.

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

Plaintiff alleges that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, and sold under the name “Better Bath” for use in manufactured homes, fail to comply with certain safety standards relating to flame spread established by the U.S. Department of Housing and Urban Development (“HUD”). Plaintiff alleges, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

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

On January 29, 2008, the Court issued an Order denying certification of a class with plaintiff Gonzalez as the class representative because she no longer owned the bathtub. On March 10, 2008, plaintiff amended her complaint to include an additional plaintiff, Robert Royalty. Plaintiff Royalty states that his bathtub was not tested to determine whether it complies with HUD standards. Rather, his allegations are based on “information and belief”, including the testing of plaintiff Gonzalez’s bathtub and other evidence. Kinro denies plaintiff Royalty’s allegations.

On June 25, 2008, plaintiffs filed a renewed motion for class certification and the Court again denied certification of a class. Plaintiffs filed a third motion for class certification on December 23, 2008, and Defendants’ filed a motion seeking summary judgment against plaintiffs’ case.

On May 18, 2009, the Court issued an Order granting partial summary judgment in favor of defendants, dismissing five of the six claims asserted by plaintiffs, except for plaintiffs’ claim for violation of California’s Unfair Competition Law (the “UCL”). The Court also granted plaintiffs’ motion for class certification as to that one claim. The Court denied Defendant’s motion for summary judgment on the UCL claim on the ground that there was a triable issue of fact as to whether the alleged misrepresentation on defendants’ labels regarding testing for flame spread rate caused plaintiffs to purchase the manufactured homes containing bathtubs manufactured by Kinro.

On August 26, 2009, as a result of a decision by the California Supreme Court in an unrelated case dealing with a similar UCL claim, the Court dismissed plaintiffs’ remaining UCL claim because plaintiffs did not actually rely on defendants’ labels when they bought the homes containing the bathtubs. However, the Court concluded that simply selling bathtubs which may fail to satisfy Federal standards may violate the “unfair prong” of the UCL, even if plaintiffs did not actually rely on defendant’s labels.

On September 11, 2009, defendants filed with the Ninth Circuit Court of Appeals a Petition for Permission to Appeal, on an interlocutory basis, that part of the District Court’s ruling that certified a class to pursue a claim under the “unfair prong” of the UCL. On December 11, 2009, the Appeals Court issued an Order denying defendants’ permission to appeal the District Court’s ruling at this point in the case, but the Appeals Court did not address the merits of the case.

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

Based on the foregoing investigation and testing, the District Court’s rulings dismissing plaintiffs’ six claims, and the ruling on “reliance” by the California Supreme Court, Kinro believes that, notwithstanding the District Court’s finding that plaintiffs may proceed with their claim that defendants may have violated the “unfair prong” of the UCL, plaintiffs may not be able to prove the essential elements of their claim. Defendants intend to vigorously defend against the claim, and intend to move for summary judgment dismissing the claim. In addition, Kinro believes that no remedial action is required or appropriate under HUD safety standards.

If the District Court maintains its rulings, denies defendants’ motion for summary judgment as to the claim based on the “unfair prong” of the UCL, and maintains its ruling granting plaintiffs’ motion for class certification with respect to that claim, and if plaintiffs pursue their claim, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2009, would not be material to the Company’s financial position or annual results of operations.

Sale-Leaseback

In April 2008, the Company sold for $3.1 million a mortgage note it had received in a 2006 sale of a facility, which note had been in default. In connection with the collection of this $3.1 million in cash, the Company recorded a gain of $2.1 million during 2008. This gain is classified in selling, general and administrative expenses in the Consolidated Statements of Operations.

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at more than 35 facilities and reduced staff levels. The Company incurred severance and relocation costs of $1.6 million, $1.6 million, and $0.8 million in 2009, 2008 and 2007, respectively, which were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2009, 2008 and 2007, the Company had $0.7 million, $0.9 million, and $0.3 million, respectively, of a remaining liability for these costs recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The Company operated 24 facilities at December 31, 2009, and is continuing to explore additional facility consolidation opportunities, although the Company does not anticipate incurring further significant severance and relocation costs.

At December 31, 2009, the Company was in the process of selling seven owned facilities and vacant land with an aggregate carrying value of $6.0 million, which are not being used in production or are in the process of shutting down operations. In addition, the Company has leased three owned facilities with a combined carrying amount of $7.7 million, for one to three year terms, for a combined $70,000 per month. Each of these three leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. As of December 31, 2009, all of these owned facilities are classified in fixed assets in the Consolidated Balance Sheet since it is not probable that these assets will be sold within a year due to uncertainty in the real estate markets. In addition to the owned facilities, the Company is attempting to sublease four vacant leased facilities.

At December 31, 2008, the Company was in the process of selling four closed facilities and vacant land with an aggregate carrying value of $5.9 million. As of December 31, 2008, all of these owned facilities were classified in other assets in the Consolidated Balance Sheets. None of theses facilities were sold in 2009.

To reflect the net losses and gains on sold facilities, and the write-downs to estimated fair value of facilities to be sold, the Company recorded a net loss of $3.3 million in 2009. For similar items, the Company recorded a net gain of $1.9 million in 2008 and a net gain of less than $0.1 million in 2007.

Other Income

In February 2004, the Company sold certain intellectual property rights for $4.0 million, consisting of cash of $0.1 million at closing and a note of $3.9 million (the “Note”), payable over five years. The Note was initially recorded net of a reserve of $3.4 million. In each of 2008 and 2007, the Company received payments of $0.8 million including interest, which had been previously fully reserved, and the Company therefore recorded a pre-tax gain in Other Income. The Company did not receive the final scheduled payment of $1.0 million in January 2009; however, in 2009 the Company received principal payments of $0.3 million, which were previously fully reserved, and therefore recorded a pre-tax gain of $0.3 million in Other Income. The Company is currently attempting to collect the balance due of $0.7 million plus interest.

11. STOCKHOLDERS' EQUITY

Stock-Based Awards

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended (the “2002 Equity Plan”), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted or deferred stock, and deferred stock units. The number of shares available for granting awards under the 2002 Equity Plan was 1,090,019 and 346,921 at December 31, 2009 and 2008, respectively. At the Annual Meetings of Stockholders held in May 2009 and May 2008, stockholders ratified amendments to the 2002 Equity Plan to increase the number of shares available for awards by 900,000 and 500,000 shares, respectively.

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

The Company had historically granted stock options to employees in November every other year and to Directors every year in December. In 2008 the Company began granting stock options to employees on an annual basis, and in 2009 the Company granted stock options to Directors in November on the same day stock options were granted to employees. Outstanding stock options expire six years from the date of grant, and vest over service periods of one year for Directors and five years for employees.

Transactions in stock options under the 2002 Equity Plan are summarized as follows:

			Weighted
			Average
	Number of	Stock Option	Exercise
	Option Shares	Exercise Price	Price
Outstanding at December 31, 2006	1,364,080	$4.55 – $28.71	$19.33
Granted	586,000	$28.09 – $32.61	$32.32
Exercised	(248,840)	$4.55 – $28.71	$10.10
Forfeited	(41,600)	$12.78 – $28.33	$24.84
Outstanding at December 31, 2007	1,659,640	$7.88 – $32.61	$25.16
Granted	515,500	$11.59 – $14.22	$11.92
Exercised	(38,200)	$7.88 – $12.78	$8.93
Forfeited	(60,600)	$12.78 – $32.61	$26.18
Outstanding at December 31, 2008	2,076,340	$11.59 – $32.61	$22.14
Granted	327,900	$20.99	$20.99
Exercised	(389,100)	$11.59 – $16.15	$12.88
Forfeited / cancelled	(255,200)	$11.59 – $32.61	$25.70
Outstanding at December 31, 2009	1,759,940	$11.59 – $32.61	$23.46
Exercisable at December 31, 2009	755,710	$11.59 – $32.61	$26.01

The total intrinsic value, defined as the excess of market value over the exercise price, of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $0.2 million and $6.1 million, respectively.The Company received cash of $5.0 million, $0.3 million and $2.5 million for years ended December 31, 2009, 2008 and 2007, respectively, upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $1.1 million, $0.1 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of stock options that vested during the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $3.1 million and $1.9 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2009:

Option		Option
Exercise	Shares	Remaining	Shares
Price	Outstanding	Life (Years)	Exercisable
$16.16	12,000	0.9	12,000
$16.15	30,000	1.0	30,000
$28.33	375,640	1.9	297,360
$28.71	37,500	2.0	37,500
$26.39	37,500	3.0	37,500
$32.61	444,450	3.9	178,200
$28.09	37,500	4.0	37,500
$11.59	392,950	4.9	62,750
$13.03	2,000	4.9	400
$14.22	62,500	5.0	62,500
$20.99	327,900	5.9	-

At December 31, 2009, the aggregate intrinsic value was $4.2 million for outstanding in-the-money stock options and $1.2 million for exercisable in-the-money stock options. The weighted average remaining contractual term was 4.0 years for all outstanding stock options and 3.0 years for all exercisable stock options.

As of December 31, 2009, there was $7.7 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average remaining period of 3.4 years.

In 2009, 2008 and 2007 pursuant to the 2002 Equity Plan, certain non-employee directors elected to receive deferred stock units in lieu of cash fees. The number of deferred stock units issued was determined by dividing 115 percent of the fee earned by the closing price of the Common Stock on the day before the fees were earned. These deferred stock units are 100 percent vested upon issuance.

Beginning in 2009, a portion of certain senior executives’ salary or incentive compensation was paid in deferred stock units in lieu of cash compensation at 100 percent of the compensation earned. The number of deferred stock units issued was determined by using the closing price of the Common Stock on the date of the award for salary, and the closing price of the Common Stock on the day before for incentive compensation. In accordance with the executive compensation and employment agreement with the Company’s Chief Executive Officer, all or a portion of 14,595 deferred stock units issued to him in 2009 are forfeitable if the Company’s three year return on invested capital is below a pre-defined peer group. Conversely, for every one percentage point that the Company’s three year return on invested capital exceeds the peer group, the Company’s Chief Executive Officer will earn an additional 10,000 deferred stock units, up to a maximum of 100,000 deferred stock units.

Transactions in deferred stock units under the 2002 Equity Plan are summarized as follows:

		Stock Price
	Number of	at Date
	Shares	of Issuance
Outstanding at December 31, 2006	66,497	$6.87 – $37.35
Issued	10,589	$26.01 – $43.02
Exercised	(1,089)	$7.61 – $12.78
Outstanding at December 31, 2007	75,997	$6.87 – $43.02
Issued	21,995	$11.59 – $27.40
Exercised	(880)	$25.01 – $37.35
Outstanding at December 31, 2008	97,112	$6.87 – $43.02
Issued	84,202	$5.50 – $21.90
Exercised	(50,201)	$7.43 – $43.02
Outstanding at December 31, 2009	131,113	$5.50 – $40.68

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31,:

	2009	2008	2007
Weighted average shares outstanding for basic earnings per share	21,807,413	21,808,073	21,892,656
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	-	109,048	233,244
Total for diluted shares	21,807,413	21,917,121	22,125,900

The weighted average diluted shares outstanding for the year ended December 31, 2009, 2008 and 2007, excludes the effect of 1,856,390 stock options and contingently issuable deferred stock units, 1,392,440 stock options and 146,500 stock options, respectively, because to include them in the calculation of total diluted shares would have been anti-dilutive.

At the Annual Meeting of Stockholders held in May 2009, stockholders ratified an amendment to the Company’s Restated Certificate of Incorporation to decrease the authorized number of shares of Common Stock from 50 million shares to 30 million shares. At the Annual Meeting of Stockholders held in May 2008, stockholders ratified an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 30 million shares to 50 million shares.

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. The aggregate cost of repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present the Company believes it is prudent to conserve cash, and does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year ended December 31, 2009
Net sales	$71,019	$100,563	$121,666	$104,591	$397,839
Gross profit	5,826	20,553	27,974	24,357	78,710
(Loss) income before income taxes	(56,464)	3,958	11,134	5,002	(36,370)
Net (loss) income	$(36,702)	$2,556	$7,189	$2,904	$(24,053)
Net (loss) income per common share:
Basic	$(1.70)	$0.12	$0.33	$0.13	$(1.10)
Diluted	$(1.70)	$0.12	$0.33	$0.13	$(1.10)

Stock market price
High	$12.30	$15.40	$23.00	$23.56	$23.56
Low	$5.50	$8.50	$10.36	$19.14	$5.50
Close (at end of quarter)	$8.68	$12.17	$21.69	$20.65	$20.65

Year ended December 31, 2008
Net sales	$159,148	$150,523	$124,274	$76,561	$510,506
Gross profit	36,579	36,804	24,982	9,141	107,506
Income (loss) before income taxes	14,895	15,310	4,207	(15,391)	19,021
Net income (loss)	$9,105	$9,190	$2,593	$(9,210)	$11,678
Net income (loss) per common share:
Basic	$0.41	$0.42	$0.12	$(0.43)	$0.54
Diluted	$0.41	$0.42	$0.12	$(0.43)	$0.53

Stock market price
High	$28.69	$26.81	$20.58	$16.05	$28.69
Low	$21.47	$15.95	$14.80	$9.65	$9.65
Close (at end of quarter)	$24.46	$15.95	$17.11	$12.00	$12.00

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued their report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

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

(c)           Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls of Lippert have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the second half of 2009, the Company implemented certain significant functions of the ERP software and business process changes at Kinro. Implementation of additional functions of the ERP software and business process changes are planned at Kinro. The Company also anticipates that it will continue to implement additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1.  Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2010 (the “2010 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2010 Proxy Statement.

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

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of
Directors – Executive Compensation” and “Director Compensation” in the Company’s 2010 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2010 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Proposal 1. Election of Directors – Transactions with Related Persons” and “Proposal 1. Election of Directors – Corporate Governance and Related Matters – Board of Directors” in the Company’s 2010 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 2. Appointment of Auditors” in the Company’s 2010 Proxy Statement.

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

Exhibit 3.2 is incorporated by reference to the Exhibit bearing the same number included in the Company’s Form 8-K filed on November 19, 2008.

Exhibit Number	Description

10	Material Contracts.

10.194*	Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended.

10.195	License Agreement, dated February 28, 2003, by and among Versa Technologies, Inc., VT Holdings II, Inc. and Engineered Solutions LP, and Lippert Components, Inc.

10.197*	Amended Change of Control Agreement by and between Fredric M. Zinn and Registrant, dated March 3, 2006, as amended on July 18, 2006 and December 23, 2008.

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

Exhibit
Number	Description

10.206	Note Purchase and Private Shelf Agreement dated as of February 11, 2005 by and among Kinro, Inc., Lippert Components, Inc., Drew Industries Incorporated and Prudential Investment Management, Inc.

10.207	Form of Senior Note (Shelf Note).

10.208	Parent Guarantee Agreement dated as of February 11, 2005 by and among Drew Industries Incorporated, Prudential Investment Management, Inc. and the Noteholders.

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

10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors.

10.223*	Amended Change in Control Agreement by and between Harvey F. Milman and Registrant, dated March 3, 2006, as amended and supplemented.

10.230
Second Amendment to Amended and Restated Credit Agreement dated as of March 10, 2006 by and among Kinro, Inc., Lippert Components, Inc., KeyBank, National Association, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent.

10.231*	Executive Non-Qualified Deferred Compensation Plan, as amended.

Exhibit Number	Description

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

Exhibit Number	Description

10.245
Amended and Restated Intercreditor Agreement dated as of November 25, 2008 by and among Prudential Investment Management, Inc. and Affiliates, JPMorgan Bank, N.A. (as Lender), Wells Fargo Bank, N.A. (as Lender), and JPMorgan Bank, N.A. (as Administrative Agent, Collateral Agent and Trustee).

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

10.249*	Amended Change of Control Agreement by and between Joseph S. Giordano III and Registrant dated July 18, 2006, as amended on December 23, 2008.

10.250*	Amended Change of Control Agreement by and between Christopher L. Smith and Registrant dated July 17, 2006, as amended on December 23, 2008 and March 5, 2009.

10.251*	Corrected Executive Compensation and Benefits Agreement between Registrant and David L. Webster, dated December 31, 2008.

10.252*	Executive Compensation and Benefits Agreement between Registrant and Leigh J. Abrams, dated April 6, 2009.

10.253*	Executive Employment and Non-Competition Agreement between Registrant and Jason D. Lippert, dated May 6, 2009.

10.254*	Executive Compensation and Non-Competition Agreement between Registrant and Fredric M. Zinn, dated May 28, 2009.

10.255*	Executive Employment and Non-Competition Agreement between Registrant and Scott T. Mereness, dated June 24, 2009.

10.256*	Severance Agreement between Registrant and Joseph S. Giordano III, dated November 18, 2009.

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

Exhibit 10.251 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on January 6, 2009.

Exhibit 10.252 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on April 8, 2009.

Exhibit 10.253 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on May 6, 2009.

Exhibit 10.254 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on May 28, 2009.

Exhibit 10.255 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on June 25, 2009.

Exhibit 10.256 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K filed on November 19, 2009.

Exhibit
Number	Description

14	Code of Ethics.

14.1	Code of Ethics for Senior Financial Officers.
Exhibit 14.1 is incorporated by reference to Exhibit 14 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.2	Guidelines for Business Conduct.
Exhibit 14.2 is filed herewith.

21	Subsidiaries of the Registrant.
Exhibit 21 is filed herewith.

23	Consent of Independent Registered Public Accounting Firm.
Exhibit 23 is filed herewith.

24	Powers of Attorney.
Powers of Attorney of persons signing this Report are included as part of this Report.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer.

32	Section 1350 Certifications.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

Exhibits 31.1 - 32.2 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2010	DREW INDUSTRIES INCORPORATED

	By:	/s/ Fredric M. Zinn
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

Date	Signature		Title

March 11, 2010	By:	/s/ Fredric M. Zinn	Director, President and Chief Executive Officer
(Fredric M. Zinn)

March 11, 2010	By:	/s/ Joseph S. Giordano III	Chief Financial Officer and Treasurer
(Joseph S. Giordano III)

March 11, 2010	By:	/s/ Christopher L. Smith	Corporate Controller
(Christopher L. Smith)

March 11, 2010	By:	/s/ Edward W. Rose, III	Lead Director
(Edward W. Rose, III)

March 11, 2010	By:	/s/ Leigh J. Abrams	Chairman of the Board of Directors
(Leigh J. Abrams)

March 11, 2010	By:	/s/ James F. Gero	Director
(James F. Gero)

March 11, 2010	By:	/s/ Frederick B. Hegi, Jr.	Director
(Frederick B. Hegi, Jr.)

March 11, 2010	By:	/s/ David A. Reed	Director
(David A. Reed)

March 11, 2010	By:	/s/ John B. Lowe, Jr.	Director
(John B. Lowe, Jr.)

March 11, 2010	By:	/s/ Jason D. Lippert	Director
(Jason D. Lippert)