Form 10-Q
period 2010-03-31
DREW INDUSTRIES INC
filed 2010-05-10
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2010

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
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,985,408 shares of common stock as of April 30, 2010.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

(UNAUDITED)

		Page
PART I -	FINANCIAL INFORMATION

	Item 1 - FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 - 17

	Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 - 33

	Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

	Item 4 - CONTROLS AND PROCEDURES	34

PART II -	OTHER INFORMATION

	Item 1 - LEGAL PROCEEDINGS	35

	Item 1A - RISK FACTORS	35

	Item 6 - EXHIBITS	35

SIGNATURES		36

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I - FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

(In thousands, except per share amounts)

Net sales	$146,217	$71,019
Cost of sales	112,558	65,193
Gross profit	33,659	5,826
Selling, general and administrative expenses	21,231	17,250
Goodwill impairment	-	45,040
Other (income)	-	(200)
Operating profit (loss)	12,428	(56,264)
Interest expense, net	226	200
Income (loss) before income taxes	12,202	(56,464)
Provision (benefit) for income taxes	4,874	(19,762)
Net income (loss)	$7,328	$(36,702)

Net income (loss) per common share:
Basic	$0.33	$(1.70)
Diluted	$0.33	$(1.70)

Weighted average common shares outstanding:
Basic	22,102	21,643
Diluted	22,248	21,643

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2010	2009	2009
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$41,733	$14,326	$52,365
Short-term investments	9,997	-	12,995
Accounts receivable, trade, less allowances	34,608	17,141	12,541
Inventories	61,813	75,098	57,757
Prepaid expenses and other current assets	14,439	18,470	13,793
Total current assets	162,590	125,035	149,451
Fixed assets, net	78,962	86,813	80,276
Goodwill	7,673	-	-
Other intangible assets	62,076	41,430	39,171
Deferred taxes	16,532	14,922	16,532
Other assets	2,699	6,402	2,635
Total assets	$330,532	$274,602	$288,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, including current maturities of long-term indebtedness	$-	$4,602	$-
Accounts payable, trade	19,462	7,191	7,513
Accrued expenses and other current liabilities	39,517	30,058	28,194
Total current liabilities	58,979	41,851	35,707
Long-term indebtedness	-	1,825	-
Other long-term liabilities	19,083	7,387	8,243
Total liabilities	78,062	51,063	43,950

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,581,033 shares at March 31, 2010, 24,172,258 shares at March 31, 2009 and 24,561,358 at December 31, 2009	246	242	246
Paid-in capital	75,266	66,316	74,239
Retained earnings	204,758	184,781	197,430
	280,270	251,339	271,915
Treasury stock, at cost - 2,596,725 shares at March 31, 2010, March 31, 2009 and December 31, 2009	(27,800)	(27,800)	(27,800)
Total stockholders’ equity	252,470	223,539	244,115
Total liabilities and stockholders’ equity	$330,532	$274,602	$288,065

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
(In thousands)

Cash flows from operating activities:
Net income (loss)	$7,328	$(36,702)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	3,994	5,070
Deferred taxes	-	(15,660)
(Gain) loss on disposal of fixed assets and other non-cash items	(50)	584
Stock-based compensation expense	988	1,363
Goodwill impairment	-	45,040
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(22,059)	(9,228)
Inventories	(3,961)	18,836
Prepaid expenses and other assets	(730)	(847)
Accounts payable, accrued expenses and other liabilities	23,152	(82)
Net cash flows provided by operating activities	8,662	8,374

Cash flows from investing activities:
Capital expenditures	(1,190)	(530)
Acquisition of businesses	(21,400)	-
Proceeds from sales of fixed assets	266	65
Purchase of short-term investments	(1,999)	-
Proceeds from maturities of short-term investments	5,000	-
Other investing activities	(10)	(2)
Net cash flows used for investing activities	(19,333)	(467)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	-	5,775
Repayments under line of credit and other borrowings	-	(8,031)
Exercise of stock options and deferred stock units	39	-
Other financing activities	-	(17)
Net cash flows provided by (used for) financing activities	39	(2,273)

Net (decrease) increase in cash	(10,632)	5,634

Cash and cash equivalents at beginning of period	52,365	8,692
Cash and cash equivalents at end of period	$41,733	$14,326

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$85	$184
Income taxes, net of refunds	$888	$354

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2009	$246	$74,239	$197,430	$(27,800)	$244,115
Net income for the three months ended March 31, 2010	-	-	7,328	-	7,328
Issuance of 19,675 shares of common stock pursuant to stock options and deferred stock units	-	162	-	-	162
Income tax impact of issuance of common stock pursuant to stock options and deferred stock units exercised	-	(123)	-	-	(123)
Stock-based compensation expense	-	988	-	-	988
Balance - March 31, 2010	$246	$75,266	$204,758	$(27,800)	$252,470

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively “Lippert”), and Kinro, Inc. and its subsidiaries (collectively “Kinro”). Drew, through its wholly-owned subsidiaries, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures specialty trailers and related axles. The Company’s operations are somewhat seasonal, as sales in the second and third quarters are traditionally stronger than the first and fourth quarters, consistent with the industries which the Company supplies. However, because increases in RV dealer inventories caused industry production levels to increase in the 2010 first quarter, the typical seasonal industry trends may not occur in 2010. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2009 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information necessary to conform with annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment").

The RV Segment, which accounted for 85 percent and 74 percent of consolidated net sales for the three-month periods ended March 31, 2010 and 2009, respectively, manufactures a variety of products used primarily in the production of RVs, including:

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

The Company also supplies certain of these products as replacement parts to the aftermarket. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers, as well as axles for specialty trailers.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 15 percent and 26 percent of consolidated net sales for the three month periods ended March 31, 2010 and 2009, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles	●Entry doors

The Company also supplies windows, doors and thermoformed bath products as replacement parts to the aftermarket.

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income (loss) before interest, corporate expenses, goodwill impairment, other items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2009 Annual Report on Form 10-K.

Information relating to segments follows for the three months ended March 31, (in thousands):

	2010	2009
Net sales:
RV Segment	$124,362	$52,280
MH Segment	21,855	18,739
Total net sales	$146,217	$71,019

Operating profit (loss):
RV Segment	$12,883	$(5,863)
MH Segment	1,566	(2,181)
Total segment operating profit (loss)	14,449	(8,044)
Corporate	(1,926)	(1,560)
Goodwill impairment	-	(45,040)
Other items	(95)	(1,620)
Total operating profit (loss)	$12,428	$(56,264)

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective with the first quarter of 2010, amortization of intangibles has been included as part of segment operating (loss) profit. The segment disclosures from 2009 have been reclassified to conform to the current year presentation, as follows:

	Three Months Ended				Year Ended
(In thousands)	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
Operating (loss) profit:
RV Segment	$(5,863)	$5,148	$10,205	$6,170	$15,660
MH Segment	(2,181)	1,593	2,397	1,407	3,216
Total segment operating (loss) profit	(8,044)	6,741	12,602	7,577	18,876
Corporate	(1,560)	(1,618)	(1,752)	(1,612)	(6,542)
Goodwill impairment	(45,040)	-	-	-	(45,040)
Other items	(1,620)	(930)	463	(788)	(2,875)
Operating (loss) profit	$(56,264)	$4,193	$11,313	$5,177	$(35,581)

3.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Level-UpTM System

On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing from available cash plus an earn-out. The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning February 18, 2010.

The acquisition of this business was recorded on a preliminary basis as follows (in thousands):

Cash consideration	$1,400
Contingent consideration	450
Total fair value of consideration given	$1,850

Patents	$1,157
Other identifiable intangible assets	180
Total fair value of assets acquired	$1,337

Goodwill (tax deductible)	$513

The Company will pay an earn-out depending on future unit sales of the system in excess of pre-established hurdles over the next six years. The earn-out does not have a maximum; however the Company has assumed the aggregate earn-out payments will be $0.5 million to $1.0 million. The Company recorded a $0.5 million liability for the present value of the estimated earn-out payments, using internal sales projections as well as a weighted average cost of capital of 17.4 percent. At the date of acquisition, $0.4 million of this contingent consideration liability was recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, as the value of the acquired business to the Company exceeded the fair value of the net tangible and other identifiable intangible assets acquired in the transaction. The final valuation of the assets and liabilities related to this acquisition is expected to be completed in the second quarter of 2010 and any adjustments as a result are expected to be immaterial.

Wall Slide and Other RV Products

On March 16, 2010, the Company acquired certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a new tent camper device. The purchase price was $20.0 million paid at closing from available cash plus earn-outs. The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning March 16, 2010.

The acquisition of this business was recorded on a preliminary basis as follows (in thousands):

Cash consideration	$20,000
Contingent consideration	10,470
Total fair value of consideration given	$30,470

Patents	$16,840
In-process research and development	4,457
Other identifiable intangible assets	1,603
Identifiable tangible assets acquired	410
Total fair value of assets acquired	$23,310

Goodwill (tax deductible)	$7,160

The Company will pay earn-outs depending on future unit sales of the acquired products in excess of pre-established hurdles over approximately the next five years. Two of the products have a maximum aggregate earn-out of $12.7 million, which the Company has assumed will be achieved. The remaining products do not have a maximum; however the Company has assumed the aggregate earn-out payments will be $1.5 million to $2.0 million for these products. The Company recorded a $10.5 million liability for the present value of the estimated earn-out payments using internal sales projections as well as a weighted average cost of capital of 17.2 percent. At the date of acquisition, $10.2 million of this contingent consideration liability was recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. The patents will be amortized over 13 years.

The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, as the Company anticipates an increase in the markets for the acquired products, market share growth in both existing and new markets, as well as attainment of synergies The final valuation of the assets and liabilities related to this acquisition is expected to be completed in the second quarter of 2010 and any adjustments as a result are expected to be immaterial.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill and Other Intangible Assets

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance - December 31, 2009	$-	$-	$-
Acquisitions	-	7,673	7,673
Balance - March 31, 2010	$-	$7,673	$7,673

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. No impairment tests were performed this quarter.

During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry-wide wholesale shipments of RVs and manufactured homes, the Company conducted an impairment analysis of the goodwill of each of its reporting units, resulting in the impairment and non-cash write-off of the entire $45.0 million of goodwill. The impairment analysis of goodwill conducted during the first quarter of 2009 was completed using Level 3 fair value inputs.

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

Based on the analysis, the carrying value of the RV and manufactured housing reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero; therefore, during the first quarter of 2009, the Company recorded a non-cash impairment charge to write-off the entire $45.0 million of goodwill of these reporting units.

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

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The U.S. Treasury Bills are recorded at cost which approximated fair value.

Cash and investments consist of the following (in thousands):

	March 31,		December 31,
	2010	2009	2009

Cash in bank	$29,734	$14,326	$49,365
Treasury bills – cash equivalents	11,999	-	3,000
Treasury bills – short-term investments	9,997	-	12,995
Total cash and investments	$51,730	$14,326	$65,360

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consist of the following (in thousands):

	March 31,		December 31,
	2010	2009	2009

Finished goods	$8,164	$9,332	$9,264
Work in process	2,184	2,553	1,576
Raw material	51,465	63,213	46,917
Total inventories	$61,813	$75,098	$57,757

6.	Long-Term Indebtedness

Long-term indebtedness consists of the following (in thousands):

	March 31,		December 31,
	2010	2009	2009
Senior Promissory Notes	$-	$5,000	$-
Industrial Revenue Bonds, secured by certain real estate and equipment	-	1,427	-
	-	6,427	-
Less current portion	-	4,602	-
Total long-term indebtedness	$-	$1,825	$-

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average interest rate for the Company’s indebtedness was 4.65 percent at March 31, 2009.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2010 and 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2010 and 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At March 31, 2010, the Company had availability of $43.7 million as there were $6.3 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), of which $5.0 million was outstanding at March 31, 2009. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The “shelf-loan” facility expires November 25, 2011. In June 2009, the Company paid in full the remaining outstanding Senior Promissory Notes before their scheduled maturity date.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. At March 31, 2010, the Company’s trailing twelve month EBITDA exceeded $50 million for the first time since December 2008, and as a result, the maximum leverage ratio covenant in both the line of credit and “shelf-loan” facilities increased from 1.25 to 2.5 times the trailing twelve month EBITDA, increasing our borrowing availability under these facilities to $126.8 million. The $51.7 million in cash and short-term investments at March 31, 2010, together with the borrowing availability under our line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements, and no borrowings under these facilities are expected.

Pursuant to the Credit Agreement and Senior Promissory Notes, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2010, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Stockholders’ Equity

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. The aggregate cost of repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present, the Company does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):
	2010	2009
Weighted average shares outstanding for basic earnings per share	22,102	21,643
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	146	-
Total for diluted shares	22,248	21,643

The weighted average diluted shares outstanding for the three months ended March 31, 2010 and 2009,  excludes the effect of 1,224,790 and 1,981,740 stock options, respectively, because to include them in the calculation of total diluted shares would have been anti-dilutive.

8.	Commitments and Contingencies

Litigation

There were no material developments during the fist quarter in connection with the legal proceeding pending at December 31, 2009. See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2009.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2010, would not be material to the Company’s financial position or annual results of operations.

Contingent Consideration

In connection with the 2007 acquisitions of Trailair and Equa-Flex, the Company could pay an earn-out of up to $2.6 million, plus interest at 3 percent from the date of acquisition, if certain sales targets for the acquired products are achieved by Lippert over the five years subsequent to the acquisition. In the aggregate, less than $0.1 million has been paid subsequent to the acquisition based on such sales targets. In accordance with the accounting guidance in effect at the time, the Company did not record a liability for the fair value estimate of such earn-out payments, but rather these payments are recorded directly to goodwill.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the 2009 acquisitions of the QuickBiteTM coupler and the slide-out storage box for pick-up trucks, the Company could pay an earn-out of up to $2.6 million if certain sales targets for the acquired products are achieved by Lippert. In the aggregate, less than $0.1 million has been paid subsequent to these acquisitions based on such sales targets. At March 31, 2010, the Company had $0.1 million and $1.4 million for future earn-out payments recorded in accrued expenses and other current liabilities, and other long-term liabilities, respectively in the Condensed Consolidated Balance Sheets.

In connection with the 2010 acquisition of the Level-UpTM six-point leveling system, the Company will pay an earn-out depending on future unit sales of the system in excess of pre-established hurdles over the next six years. At March 31, 2010, the Company had $0.4 million for future earn-out payments recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

In connection with the 2010 acquisition of certain intellectual property and other assets from Schwintek, Inc., the Company will pay earn-outs depending on future unit sales of the acquired products in excess of pre-established hurdles over approximately the next five years. At March 31, 2010, the Company had $0.3 million and $10.2 million for future earn-out payments recorded in accrued expenses and other current liabilities, and other long-term liabilities, respectively in the Condensed Consolidated Balance Sheets. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

To the extent the fair value estimate of future earn-out payments change for the acquisitions completed after January 1, 2009, the revision would be recorded in the current period in the Condensed Consolidated Statements of Operations.

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at more than 35 facilities and reduced staff levels. The related severance and operational relocation costs incurred by the Company in the first three months of 2010 and 2009 were not significant. The Company operated 24 facilities at March 31, 2010, and is continuing to explore additional facility consolidation opportunities.

At March 31, 2010, the Company was in the process of selling five owned facilities and vacant land with an aggregate carrying value of $4.3 million, which are not being used in production. In addition, the Company has leased three of its owned facilities with a combined carrying amount of $7.7 million, for one to three year terms, for a combined rental income of $70,000 per month. Each of these three leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. As of March 31, 2010, all of these owned facilities are classified in fixed assets in the Condensed Consolidated Balance Sheet since it is not probable that these assets will be sold within one year due to uncertainty in the real estate markets. In addition to the owned facilities, the Company is attempting to sublease four vacant leased facilities.

To reflect the net losses and gains on sold facilities, and the write-downs to estimated fair value of facilities to be sold or subleased, the Company recorded net losses of $0.1 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.

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

9.	Fair Value Measurements

The accounting guidance establishes a framework that requires fair value to be determined based on the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

During the first quarter of 2010, the Company acquired $32.3 million of assets in business combinations. The Company used Level 3 inputs to value these assets, as well as the $10.9 million of liabilities for future earn-out payments. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the first quarter of 2010 and 2009, the Company reviewed the recoverability of vacant facilities and land using broker quotes and management’s estimates, which are Level 3 inputs. As a result, impairment charges of $0.1 million and $0.5 million were recorded during the first quarter of 2010 and 2009, respectively, on such properties. The carrying value of these properties was $12.0 million at March 31, 2010. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

During the first quarter of 2009, the Company used Level 3 inputs to conduct an impairment analysis of the goodwill of each of its reporting units, resulting in the impairment and non-cash write-off of the entire $45.0 million of goodwill at March 31, 2009. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

10.	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009. The adoption of this portion of the guidance had no impact on the Company. This guidance with respect to Level 3 fair value measurements is effective for interim or annual periods beginning after December 15, 2010 and is not expected to have an impact on the Company.

DREW INDUSTRIES INCORPORATED

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At March 31, 2010, the Company operated 24 plants in the United States.

The RV Segment accounted for 85 percent of consolidated net sales for the three months ended March 31, 2010 and 79 percent of the annual consolidated net sales for 2009. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

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

The Company also supplies certain these products as replacement parts to the aftermarket. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers, as well as axles for specialty trailers. Travel trailers and fifth-wheel RVs accounted for 83 percent and 78 percent of all RVs shipped by the industry in 2009 and 2008, respectively, up from 61 percent in 2001.

The MH Segment, which accounted for 15 percent of consolidated net sales for the three months ended March 31, 2010 and 21 percent of the annual consolidated net sales for 2009, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Axles	●Entry doors

The Company also supplies windows, doors, and thermoformed bath products as replacement parts to the aftermarket.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the second and third quarters are traditionally stronger than the first and fourth quarters. However, because increases in RV dealer inventories caused industry production levels to increase in the 2010 first quarter, as described below, the typical seasonal industry trends may not occur in 2010.

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

During 2008, and continuing into the first six months of 2009, retail sales of RVs declined because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets. As a result, RV dealers reduced their inventory levels, and RV manufacturers significantly reduced their output, which reduced sales by the Company of components for new RVs. However, since August 2009, industry-wide wholesale shipments of travel trailers and fifth-wheel RVs increased primarily due to a modest restocking of inventory by dealers.

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 99 percent to 49,300 units for the first three months of 2010 compared to the same period of 2009. The RVIA has projected a 31 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2010, to 181,800 units. Following the last three recessions, industry-wide wholesale shipments of RVs grew by more than 20 percent in the first year of the recovery. However, consumer confidence and the availability of financing have historically been important factors in the overall growth in the RV industry, and there can be no assurance these factors will improve.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. A comparison of the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., is as follows:
	Wholesale	Retail
Quarter ended March 31, 2009	(61)%	(40)%
Quarter ended June 30, 2009	(44)%	(32)%
Quarter ended September 30, 2009	5%	(22)%
Quarter ended December 31, 2009	88%	(10)%
Quarter ended March 31, 2010	99%	(11	)% (1)
(1) For first two months of 2010, the latest period for which retail information is available.

Year ended December 31, 2009	(25)%	(28)%
Year ended December 31, 2008	(29)%	(23)%

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

During 2008 and the first eight months of 2009, RV dealers and their lenders focused on reducing inventories, resulting in a decline of an estimated 70,000 units. In the first eight months of 2009 alone, dealer inventories of travel trailers and fifth-wheel RVs declined by an estimated 30,000 units, implying that retail demand significantly exceeded industry-wide wholesale shipments. Since then, it appears that dealers have added to their inventories, causing towable RV production levels throughout the RV industry to increase. However, retail demand is the key to a sustained recovery, and while the data on retail sales from November 2009 through February 2010 was mixed, recent dealer surveys report improved retail demand starting in March 2010. There are still uncertainties regarding future retail demand due to high unemployment, tight credit and a weak economy. Retail sales in the traditionally strong spring and summer selling seasons will be a key indicator of consumer demand for RVs.

In the long-term, the Company expects RV industry sales to be driven by positive demographics, as demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the U.S. population. U.S. Census Bureau projections released in December 2009 project that there will be 10 million more people over the age of 50 by 2015.

In 1997, the RVIA began a generic advertising campaign promoting the RV lifestyle. The current phase is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented vacations, and using RVs as second homes, also appear to motivate consumer demand for RVs.

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis, transported to a manufactured housing dealer which sells and transports the home to a home site. The manufactured home is installed pursuant to a federal building code administered by the U.S. Department of Housing and Urban Development (“HUD”). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD Code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes. A manufactured home may be sited on owned or leased land.

The Institute for Building Technology and Safety (“IBTS”) reported that for the first three months of 2010, industry-wide wholesale shipments of manufactured homes were 11,200 units, a decline of 1 percent compared to the first quarter of 2009, including a 14 percent increase in March 2010. The decline in the first quarter of 2010 was the lowest rate of decline since the first quarter of 2006. For the full year 2009, industry-wide wholesale shipments of manufactured homes were 49,700 units, a decline of 39 percent compared to the full year 2008. However, estimates are that in 2009, manufactured housing dealers reduced inventory by approximately 10,000 units, implying that retail demand in 2009 was higher than wholesale shipments.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. For 2009, larger multi-section manufactured homes represented 63 percent of the total manufactured homes produced, consistent with 2008, but down significantly from the 80 percent in 2003. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home as many had done historically.

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”) was signed into law in July, 2008. The SAFE Act is intended to establish minimum state standards for licensing and registration of mortgage lenders, brokers and originators. According to the RVIA and the Manufactured Housing Institute, this legislation, when fully implemented, could make loans for RVs and manufactured homes more difficult to obtain, resulting in fewer retail sales.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing wholesale shipments represented 20 percent or more of single family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing site-built homes, manufactured housing’s share of the single family market dropped precipitously, to well below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has increased somewhat, to about 12 percent, despite that interest rates for manufactured home loans remain historically high relative to rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, volatile consumer confidence, and tight retail and wholesale credit markets, the Company expects industry-wide wholesale shipments of manufactured homes to remain low for at least the balance of 2010. There are no industry forecasts for the manufactured housing industry.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit (loss) are as follows for the three months ended March 31, (in thousands):

	2010	2009

Net sales:
RV Segment	$124,362	$52,280
MH Segment	21,855	18,739
Total net sales	$146,217	$71,019

Operating profit (loss):
RV Segment	$12,883	$(5,863)
MH Segment	1,566	(2,181)
Total segment operating profit (loss)	14,449	(8,044)
Corporate	(1,926)	(1,560)
Goodwill impairment	-	(45,040)
Other items	(95)	(1,620)
Total operating profit (loss)	$12,428	$(56,264)

Effective with the first quarter of 2010, amortization of intangibles has been included as part of segment operating (loss) profit. The segment disclosures from 2009 have been reclassified to conform to the current year presentation, as follows:

	Three Months Ended				Year Ended
(In thousands)	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
Operating (loss) profit:
RV Segment	$(5,863)	$5,148	$10,205	$6,170	$15,660
MH Segment	(2,181)	1,593	2,397	1,407	3,216
Total segment operating (loss) profit	(8,044)	6,741	12,602	7,577	18,876
Corporate	(1,560)	(1,618)	(1,752)	(1,612)	(6,542)
Goodwill impairment	(45,040)	-	-	-	(45,040)
Other items	(1,620)	(930)	463	(788)	(2,875)
Operating (loss) profit	$(56,264)	$4,193	$11,313	$5,177	$(35,581)

During the three months ended March 31, 2009, the Company recorded $4.9 million of “extra” expenses resulting primarily from plant closings, staff reductions, increased bad debts, and obsolete inventory and tooling. These expenses were largely due to the unprecedented conditions in the RV and manufactured housing industries. In addition, the Company recorded $45 million of charges for goodwill impairment during the first quarter of 2009. The Company did not incur “extra” expenses in the first quarter of 2010.

The following table reconciles cost of sales, selling, general and administrative expenses, goodwill impairment, operating loss, net loss and net loss per diluted share for the three months ended March 31, 2009 to these same items before the “extra” expenses and charges for goodwill impairment. The Company finds this information useful in analyzing and reviewing the results of operations. This table is intended to provide investors with this information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment to provide comparability between the three month periods ended March 31, 2010 and 2009.

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

(In thousands)	Three Months Ended March 31, 2009
	GAAP	Adjustments	Non-GAAP
Cost of sales	$65,193	$2,555	$62,638
Selling, general and administrative expenses	$17,250	$2,374	$14,876
Goodwill impairment	$45,040	$45,040	$-
Operating loss	$(56,264)	$49,969	$(6,295)
Net loss	$(36,702)	$32,387	$(4,315)
Net loss per diluted share	$(1.70)	$1.50	$(0.20)

The following table reconciles RV Segment and MH Segment operating loss, goodwill impairment, other items, and operating loss for the three months ended March 31, 2009 to these same items before the “extra” expenses and charges for goodwill impairment. The Company finds this information useful in analyzing and reviewing the results of operations. This table is intended to provide investors with this information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment to provide comparability between the three month periods ended March 31, 2010 and 2009.

(In thousands)	Three Months Ended March 31, 2009
	GAAP	Adjustments	Non-GAAP
RV Segment operating loss	$(5,863)	$2,936	$(2,927)
MH Segment operating loss	$(2,181)	$609	$(1,572)
Goodwill impairment	$(45,040)	$45,040	$-
Other items	$(1,620)	$1,384	$(236)
Operating loss	$(56,264)	$49,969	$(6,295)

Consolidated Highlights

▪
Net sales in the 2010 first quarter were $146 million, more than double the $71 million of net sales in the first quarter of 2009. This sales increase was largely the result of a 99 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, partially offset by a 1 percent decline in industry-wide production of manufactured homes. In addition, primarily as a result of new products, market share gains, and acquisitions, the Company’s product content for travel trailers and fifth-wheel RVs in the 2010 first quarter increased substantially compared to the same period in 2009.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the second and third quarters are traditionally stronger than the first and fourth quarters. However, because increases in RV dealer inventories caused industry production levels to increase in the 2010 first quarter, the typical seasonal industry trends may not occur in 2010.

The Company’s net sales for the month of April 2010 were $57 million, a 77 percent increase from the month of April 2009.

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
For the first quarter ended March 31, 2010, the Company reported net income of $7.3 million, or $0.33 per diluted share. In contrast, for the first quarter of 2009, the Company reported a net loss of ($36.7) million, or ($1.70) per diluted share, including a non-cash charge for goodwill impairment of $29.4 million, net of taxes, or ($1.36) per diluted share. Also in the 2009 first quarter, due to the unprecedented conditions in the RV and manufactured housing industries, the Company incurred $4.9 million of “extra” pre-tax expenses which reduced after-tax results by $3.0 million, or $0.14 per diluted share. Excluding the goodwill impairment charge and “extra” expenses, the Company’s net loss in the first quarter of 2009 was ($0.20) per diluted share.

▪
On March 16, 2010, the Company acquired certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a new tent camper device. The purchase price was $20.0 million paid at closing from available cash, plus earn-outs depending on future unit sales of these products in excess of pre-established hurdles over approximately the next five years.

▪
On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing from available cash, plus an earn-out depending on future unit sales of the system in excess of pre-established hurdles over the next six years.

▪
Compared to the latter part of 2009, higher raw material costs added nearly $3 million to cost of sales in the first quarter of 2010. Steel, aluminum and thermoplastic prices have increased as much as 50 percent since late 2009, depending on the type of commodity, and there continues to be upward price pressure on several of the Company’s other raw materials. Based on the announced steel prices for June 2010 and current costs for other raw materials, the Company’s annualized raw material costs would increase approximately $25 million to $30 million compared to the latter part of 2009. The effect of these higher raw material prices on the Company’s cost of sales will increase gradually over the second quarter and third quarter of 2010. The Company expects to mitigate the impact of these cost increases through sales price increases wherever possible.

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

RV Segment – First Quarter

Net sales of the RV Segment in the first three months of 2010 increased 138 percent, or $72 million, compared to the first quarter of 2009, largely due to the 99 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, as well as new product introductions and market share gains. A portion of this increase in sales may have been due to RV manufacturers and RV dealers modestly building inventories, which may not continue in future quarters.

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The trend in the Company’s average product content per RV is an indicator of the Company’s overall market share. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of  components for the different types of RVs produced for the twelve months ended March 31, divided by the industry-wide wholesale shipments of the different types of RVs for the twelve months ended March 31, was approximately:

	2010	2009	Change
Content per Travel Trailer and Fifth-Wheel RV	$2,200	$1,900	16%
Content per Motorhome	$600	$525	14%
Content per all RVs	$1,900	$1,575	21%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket.

According to the RVIA, industry-wide wholesale shipments for the twelve months ended March 31, were as follows:
	2010	2009	Change
Travel Trailer and Fifth-Wheel RVs	162,800	146,300	11%
Motorhomes	16,500	19,700	(16)%
All RVs	195,200	184,800	6%

The Company’s RV Segment sales of replacement parts to the aftermarket were approximately $6 million for the twelve months ended March 31, 2010, an increase of approximately $1 million from the twelve months ended March 31, 2009. The Company is increasing its effort to gain market share in sales of replacement parts to the aftermarket.

Operating profit of the RV Segment was $12.9 million in the first three months of 2010, an improvement of $18.7 million compared to the first three months of 2009, largely due to the $72 million increase in sales. The Company incurred $2.9 million of “extra” expenses in the first quarter of 2009 related to plant closings, staff reductions, increased bad debts, and obsolete inventory and tooling, largely due to the unprecedented conditions in the RV industry. Excluding these “extra” expenses, the Company’s RV Segment operating profit increased $15.8 million from the same period last year. This adjusted increase in RV Segment operating profit was 22 percent of the increase in net sales, consistent with the percentage increase that the Company would typically expect.

The operating margin of the RV Segment in the first three months of 2010 was impacted by:

•
Volatile raw material costs. While lower than the first quarter of 2009, raw material costs were higher than the fourth quarter of 2009. Steel, aluminum and thermoplastic prices have increased as much as 50 percent since late 2009, depending on the type of commodity, and there continues to be upward price pressure on several of the Company’s other raw materials. Based on the announced steel prices for June 2010 and current costs for other raw materials, the Company’s annualized raw material costs would increase approximately $23 million to $27 million compared to the latter part of 2009. The effect of these higher raw material prices on the Company’s cost of sales will increase gradually over the second quarter and third quarter of 2010. The Company expects to mitigate the impact of these cost increases through sales price increases wherever possible.

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Implementation of cost-cutting measures.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a larger sales base.

•	Improved operating efficiencies due to the increase in sales, partially offset by higher overtime costs.

•	Lower health insurance costs largely due to the implementation of a new plan.

•	Lower workers compensation and warranty costs.

•	Higher retirement costs.

•	Higher incentive compensation as a percent of sales. In the first quarter of 2009, there was no incentive compensation recorded due to the operating loss.

MH Segment – First Quarter

Net sales of the MH Segment in the first quarter of 2010 increased 17 percent, or $3 million, from the first quarter of 2009, significantly better than the 1 percent decrease in industry-wide wholesale shipments of manufactured homes, largely as a result of new products, market share gains and increased sales of replacement parts to the aftermarket. The Company’s MH Segment sales of replacement parts to the aftermarket, primarily comprised of windows, doors and thermoformed bath products, were approximately $13 million for the twelve months ended March 31, 2010, an increase of 21 percent from the twelve months ended March 31, 2009. The Company is increasing its efforts to gain market share in sales of replacement parts to the aftermarket.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. Content per manufactured home and content per floor is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes produced for the twelve months ended March 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended March 31, was approximately:

	2010	2009	Change
Content per Home Produced	$1,425	$1,475	(3)%
Content per Floor Produced	$850	$900	(6)%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket.

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the IBTS, industry-wide wholesale shipments for the twelve months ended March 31, were as follows:
	2010	2009	Change
Total Homes Produced	49,600	72,400	(31)%
Total Floors Produced	81,600	119,300	(32)%

Operating profit of the MH Segment was $1.6 million in the first three months of 2010, an improvement of $3.7 million compared to the first three months of 2009, largely due to cost reductions and improved operating efficiencies, and to a lesser extent, the $3 million increase in net sales. In addition, the Company had $0.6 million of “extra” expenses in the first quarter of 2009 related to plant closings, staff reductions, increased bad debts and obsolete inventory.

The operating margin of the MH Segment in the first three months of 2010 was impacted by:

•
Volatile raw material costs. While lower than the first quarter of 2009, raw material costs were higher than the fourth quarter of 2009. Steel, aluminum and thermoplastic prices have increased as much as 50 percent since late 2009, depending on the type of commodity, and there continues to be upward price pressure on several of the Company’s other raw materials. Based on the announced steel prices for June 2010 and current costs for other raw materials, the Company’s annualized raw material costs would increase approximately $3 million to $4 million compared to the latter part of 2009. The effect of these higher raw material prices on the Company’s cost of sales will increase gradually over the second quarter and third quarter of 2010. The Company expects to mitigate the impact of these cost increases through sales price increases wherever possible.

•	Implementation of cost-cutting measures.

•	Higher retirement costs.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a larger sales base.

•	Improved operating efficiencies due to the increase in sales.

Corporate

Corporate expenses for the first quarter of 2010 increased $0.4 million compared to the first quarter of 2009 due primarily to an increase in incentive-based compensation as a result of higher profits.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Based on the analyses, the carrying value of the RV and manufactured housing reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero; therefore during the first quarter of 2009, the Company recorded a non-cash impairment charge to write-off the entire $45.0 million of goodwill of these reporting units.

Other non-segment items include the following for the three months ended March 31, (in thousands):

	2010	2009
Selling, general and administrative expenses:
Legal	36	293
Loss on sold facilities and write-downs to estimated current fair value of facilities to be sold or subleased	126	1,249
Other	(67)	278
Other (income) from the collection of a previously reserved note	-	(200)
Total other non-segment items	$95	$1,620

Taxes

The tax rate in the first quarter of 2010 was 39.9 percent, higher than the 38.5 percent rate for all of 2009, excluding the impact of the goodwill impairment charge, due to tax reserve adjustments, partially offset by the benefit of federal and state tax credits. The full year 2010 effective tax rate is expected to be approximately 38 percent to 40 percent.

Interest Expense, Net

Interest expense for the first three months of 2010 was consistent with the same period of 2009. Interest expense for the full year 2010 is expected to be approximately $2 million, comprised of $1.6 million for imputed interest on anticipated changes in the present value of earn-out payments for acquisitions, and approximately $0.3 million for fees on the Company’s line of credit. Despite more than $50 million of cash and investments, interest income in 2010 is not expected to be significant, due to anticipated low interest rates and the Company’s policy of investing in only extremely safe investments.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the three months ended March 31, (in thousands):

	2010	2009
Net cash flows provided by operating activities	$8,662	$8,374
Net cash flows used for investing activities	(19,333)	(467)
Net cash flows provided by (used for) financing activities	39	(2,273)
Net (decrease) increase in cash	$(10,632)	$5,634

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Operations

Net cash flows from operating activities in the first three months of 2010 of $8.7 million were consistent with the $8.4 million in the first three months of 2009 as a result of:

-	An increase in after-tax operating results in the first three months of 2010.
-
A $23.2 million increase in accounts payable, accrued expenses and other liabilities in the first three months of 2010, compared to a decrease of $0.1 million in the first three months of 2009, due largely to the timing of payments for inventory purchases. Accounts payable at March 31, 2009 was lower than at March 31, 2010, primarily due to significantly reduced purchases during the 2009 first quarter in an effort to decrease inventories. In addition, accrued liabilities and taxes payable increased in 2010 due to the increase in sales, production and earnings.

Offset by:
-
A $22.1 million increase in accounts receivable in the first three months of 2010, compared to a $9.2 million increase in the comparable period of 2009. Accounts receivable increased in 2010 due to an increase in sales in March 2010 as compared to March 2009. Accounts receivable balances remain current, with only 19 days sales outstanding at March 31, 2010.

-
A $4.0 million increase in inventories in the first three months of 2010, compared to an $18.8 million decrease in the first three months of 2009. The increase in inventory in the first three months of 2010 was less than what would have been expected based on the significant rise in sales, largely due to continued efforts to increase inventory turnover. During 2009, the Company reduced inventory through consumption of higher priced inventory on hand, and reduced inventory purchases.

Raw material prices have increased as much as 50 percent since late 2009, depending on the type of commodity, and there continues to be upward price pressure on several of the Company’s other raw materials. As raw material prices increase over the coming months, the inventory balance will also increase due to higher priced raw materials in inventory.

Depreciation and amortization was $4.0 million in the first three months of 2010, and is expected to aggregate $17 million for the full year. Non-cash stock-based compensation was $1.0 million in the first three months of 2010, and is expected to be $4 million to $5 million for the full year.

Cash Flows from Investing Activities

Cash flows used for investing activities of $19.3 million in the first three months of 2010 included acquisition of businesses of $21.4 million and capital expenditures of $1.2 million, both of which were financed from available cash. The Company estimates that capital expenditures will be $6 million to $8 million in 2010, and are expected to be funded by cash flows from operations.

During the first three months of 2010, the Company purchased $2.0 million of short-term U.S. Treasury Bills not classified as cash equivalents, and received $5.0 million from the maturity of short-term U.S. Treasury Bills not classified as cash equivalents. The Company’s priorities for its cash are liquidity and security. The Company has chosen to invest in short-term U.S. Treasury Bills primarily due to the high levels of security and liquidity provided by these instruments.

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

At March 31, 2010, the Company was in the process of selling five owned facilities and vacant land with an aggregate carrying value of $4.3 million, which are not being used in production. In addition, the Company has leased three of its owned facilities with a combined carrying amount of $7.7 million, for one to three year terms, for a combined rental income of $70,000 per month. Each of these three leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to the owned facilities, the Company is attempting to sublease four vacant leased facilities.

On March 16, 2010, the Company acquired certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a new tent camper device. The purchase price was $20.0 million paid at closing from available cash, plus earn-outs depending on future unit sales of these products in excess of pre-established hurdles over approximately the next five years. The Company recorded a $10.5 million liability for the present value of the estimated earn-out payments.

On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing from available cash, plus an earn-out depending on future unit sales of the system in excess of pre-established hurdles over the next six years. The Company recorded a $0.5 million liability for the present value of the estimated earn-out payments.

Cash flows used for investing activities of $0.5 million in the first quarter of 2009 consisted primarily of capital expenditures.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the first three months of 2010 were not significant. At March 31, 2010, the Company had no debt outstanding.

Cash flows used for financing activities for the first quarter of 2009 of $2.3 million were primarily due to net debt payments.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2010), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2010) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At March 31, 2010, the Company had availability of $43.7 million as there were $6.3 million in outstanding letters of credit under the line of credit.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. At March 31, 2010, the Company’s trailing twelve month EBITDA exceeded $50 million for the first time since December 2008, and as a result, the maximum leverage ratio covenant in both the line of credit and “shelf-loan” facilities increased from 1.25 to 2.5 times the trailing twelve month EBITDA, increasing our borrowing availability under these facilities to $126.8 million. The $51.7 million in cash and short-term investments at March 31, 2010, together with the borrowing availability under our line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements, and no borrowings under these facilities are expected.

Pursuant to the Credit Agreement and Senior Promissory Notes, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2010, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. The aggregate cost of repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors. At present, the Company does not intend to repurchase shares. However, changing conditions may cause the Company to reconsider this position.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile, and have risen significantly in recent months. The Company did not experience any significant increase in its labor costs in the first quarter of 2010 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009. The adoption of this portion of the guidance had no impact on the Company. This guidance with respect to Level 3 fair value measurements is effective for interim or annual periods beginning after December 15, 2010 and is not expected to have an impact on the Company.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, earn-outs payments, contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q, and in our subsequent filings with the Securities and Exchange Commission.

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and related components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles (“RVs”), availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA, changes in zoning regulations for manufactured homes, sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2010, the Company had no outstanding borrowings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 or subsequent to the date the Company completed its evaluation, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls of Lippert have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last nine months, the Company implemented certain significant functions of the ERP software and business process changes at Kinro. Implementation of additional functions of the ERP software and business process changes are planned at Kinro. The Company also anticipates that it will continue to implement additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There were no material developments during the fist quarter in connection with the legal proceeding pending at December 31, 2009. See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2009.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2010, would not be material to the Company’s financial position or annual results of operations.

Item 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2010.

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
May 10, 2010