Form 10-Q
period 2010-06-30
DREW INDUSTRIES INC
filed 2010-08-06
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer☒  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,987,208 shares of common stock as of July 30, 2010.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands, except per share amounts)

Net sales	$319,719	$171,582	$173,502	$100,563
Cost of sales	248,502	145,203	135,944	80,010
Gross profit	71,217	26,379	37,558	20,553
Selling, general and administrative expenses	42,582	33,610	21,351	16,360
Goodwill impairment	-	45,040	-	-
Other (income)	-	(200)	-	-
Operating profit (loss)	28,635	(52,071)	16,207	4,193
Interest expense, net	647	435	421	235
Income (loss) before income taxes	27,988	(52,506)	15,786	3,958
Provision (benefit) for income taxes	11,068	(18,360)	6,194	1,402
Net income (loss)	$16,920	$(34,146)	$9,592	$2,556

Net income (loss) per common share:
Basic	$0.77	$(1.58)	$0.43	$0.12
Diluted	$0.76	$(1.58)	$0.43	$0.12

Weighted average common shares outstanding:
Basic	22,112	21,662	22,121	21,682
Diluted	22,262	21,662	22,276	21,738

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2010	2009	2009
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$47,073	$24,919	$52,365
Short-term investments	10,993	1,997	12,995
Accounts receivable, trade, less allowances	41,267	22,165	12,541
Inventories	69,175	58,833	57,757
Prepaid expenses and other current assets	15,156	16,667	13,793
Total current assets	183,664	124,581	149,451
Fixed assets, net	79,930	86,087	80,276
Goodwill	7,086	-	-
Other intangible assets, net	60,421	41,417	39,171
Deferred taxes	16,532	14,922	16,532
Other assets	3,021	3,521	2,635
Total assets	$350,654	$270,528	$288,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$-	$388	$-
Accounts payable, trade	29,380	8,047	7,513
Accrued expenses and other current liabilities	42,127	25,064	28,194
Total current liabilities	71,507	33,499	35,707
Long-term indebtedness	-	800	-
Other long-term liabilities	16,211	9,260	8,243
Total liabilities	87,718	43,559	43,950

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,583,933 shares at June 2010, 24,180,258 shares at June 2009 and 24,561,358 at December 2009	246	242	246
Paid-in capital	76,140	67,190	74,239
Retained earnings	214,350	187,337	197,430
	290,736	254,769	271,915
Treasury stock, at cost – 2,596,725 shares	(27,800)	(27,800)	(27,800)
Total stockholders’ equity	262,936	226,969	244,115
Total liabilities and stockholders’ equity	$350,654	$270,528	$288,065

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
(In thousands)

Cash flows from operating activities:
Net income (loss)	$16,920	$(34,146)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	8,457	9,312
Deferred taxes	-	(15,660)
(Gain) loss on disposal of fixed assets and other non-cash items	(754)	1,420
Stock-based compensation expense	1,831	2,143
Goodwill impairment	-	45,040
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(28,718)	(14,252)
Inventories	(11,959)	35,290
Prepaid expenses and other assets	(953)	672
Accounts payable, accrued expenses and other liabilities	32,898	(3,481)
Net cash flows provided by operating activities	17,722	26,338

Cash flows from investing activities:
Capital expenditures	(4,471)	(1,093)
Acquisitions of businesses	(21,400)	(339)
Proceeds from sales of fixed assets	804	751
Purchases of short-term investments	(12,992)	(1,997)
Proceeds from maturities of short-term investments	15,000	-
Other investing activities	(22)	(15)
Net cash flows used for investing activities	(23,081)	(2,693)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	-	5,775
Repayments under line of credit and other borrowings	-	(13,270)
Exercise of stock options and deferred stock units	70	94
Other financing activities	(3)	(17)
Net cash flows provided by (used for) financing activities	67	(7,418)

Net (decrease) increase in cash	(5,292)	16,227

Cash and cash equivalents at beginning of period	52,365	8,692
Cash and cash equivalents at end of period	$47,073	$24,919

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$161	$403
Income taxes, net of refunds	$8,752	$4,014

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance – December 31, 2009	$246	$74,239	$197,430	$(27,800)	$244,115
Net income for the six months ended June 30, 2010	-	-	16,920	-	16,920
Issuance of 22,575 shares of common stock pursuant to stock options and deferred stock units	-	195	-	-	195
Income tax impact of issuance of common stock pursuant to stock options and deferred stock units exercised	-	(125)	-	-	(125)
Stock-based compensation expense	-	1,831	-	-	1,831
Balance – June 30, 2010	$246	$76,140	$214,350	$(27,800)	$262,936

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively “Lippert”), and Kinro, Inc. and its subsidiaries (collectively “Kinro”). Drew, through its wholly-owned subsidiaries, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for mid-size buses, and specialty trailers and related axles.

The Company’s operations are somewhat seasonal, as sales in the second and third quarters are traditionally stronger than the first and fourth quarters, consistent with the industries which the Company supplies. However, because increases in RV dealer inventories caused industry production levels to increase in the first six months of 2010, seasonal industry trends may be different than in prior years.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information necessary to conform to annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment").

The RV Segment, which accounted for 84 percent and 76 percent of consolidated net sales for the six-month periods ended June 30, 2010 and 2009, respectively, manufactures a variety of products used primarily in the production of RVs, including:

●Towable steel chassis	●Aluminum windows and screens
●Towable axles and suspension solutions	●Chassis components
●Slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other accessories
and lifting systems	●Specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment

The Company also supplies certain of these products as replacement parts to the aftermarket. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs, with the balance primarily comprised of components for motorhomes and mid-size buses, and sales of specialty trailers and axles for specialty trailers. Travel trailers and fifth-wheel RVs accounted for 82 percent of all RVs shipped by the industry in the second quarter of 2010.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 16 percent and 24 percent of consolidated net sales for the six month periods ended June 30, 2010 and 2009, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Steel and fiberglass entry doors	●Axles
●Aluminum and vinyl patio doors

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, corporate expenses, goodwill impairment, other items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2009 Annual Report on Form 10-K.

Information relating to segments follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales:
RV Segment	$268,626	$131,161	$144,264	$78,881
MH Segment	51,093	40,421	29,238	21,682
Total net sales	$319,719	$171,582	$173,502	$100,563

Operating profit (loss):
RV Segment	$26,972	$(715)	$14,090	$5,148
MH Segment	5,302	(588)	3,736	1,593
Total segment operating profit (loss)	32,274	(1,303)	17,826	6,741
Corporate	(3,944)	(3,178)	(2,018)	(1,618)
Goodwill impairment	-	(45,040)	-	-
Other items	305	(2,550)	399	(930)
Total operating profit (loss)	$28,635	$(52,071)	$16,207	$4,193

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

3.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Level-UpTM System

On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million, paid at closing from available cash, plus an earn-out. The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning February 18, 2010.

The acquisition of this business was recorded as follows (in thousands):

Cash consideration	$1,400
Contingent consideration	404
Total fair value of consideration given	$1,804

Patents	$1,157
Other identifiable intangible assets	180
Total fair value of assets acquired	$1,337

Goodwill (tax deductible)	$467

The Company will pay an earn-out depending on future unit sales of the system in excess of pre-established hurdles over the next six years. The earn-out does not have a maximum; however, the Company estimated the aggregate earn-out payments will be $0.5 million to $1.0 million. The Company recorded a $0.4 million liability for the present value of the estimated earn-out payments, using internal sales projections as well as a weighted average cost of capital of 17.4 percent. Interest expense will be recorded over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments. For further information on the liability for the estimated earn-out payments, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, as the Company anticipates an increase in the markets for the acquired product.

Wall Slide and Other RV Products

On March 16, 2010, the Company acquired certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. The purchase price was $20.0 million, paid at closing from available cash, plus earn-outs. The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning March 16, 2010.

The acquisition of this business was recorded as follows (in thousands):

Cash consideration	$20,000
Contingent consideration	9,929
Total fair value of consideration given	$29,929

Patents	$16,840
In-process research and development	4,457
Other identifiable intangible assets	1,603
Identifiable tangible assets acquired	410
Total fair value of assets acquired	$23,310

Goodwill (tax deductible)	$6,619

The Company will pay earn-outs depending on future unit sales of the acquired products in excess of pre-established hurdles over approximately the next five years. Two of the products have a maximum aggregate earn-out of $12.7 million, which the Company has assumed will be achieved. The remaining products do not have a maximum; however the Company estimated the aggregate earn-out payments will be $1.5 million to $2.0 million for these products. The Company recorded a $9.9 million liability for the present value of the estimated earn-out payments using internal sales projections as well as a weighted average cost of capital of 17.2 percent. Interest expense will be recorded over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments. The patents will be amortized over their estimated useful life of 13 years.  For further information on the liability for the estimated earn-out payments, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, as the Company anticipates an increase in the markets for the acquired products, market share growth in both existing and new markets, as well as attainment of synergies.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill and Other Intangible Assets

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total

Balance – December 31, 2009	$-	$-	$-
Acquisitions	-	7,086	7,086
Balance – June 30, 2010	$-	$7,086	$7,086

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. No impairment tests were performed during the six months ended June 30, 2010.

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

The non-cash goodwill impairment charge was largely the result of uncertainties in the economy, and in the RV and manufactured housing industries, as well as the 16.5 percent discount rate used to determine the present value of projected cash flows. Estimating the fair value of reporting units, and the reporting unit’s assets and liabilities, involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other intangible assets consist of the following at June 30, 2010 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$3,094	$1,125	$1,969	3 to 7
Customer relationships	25,155	10,040	15,115	3 to 16
Tradenames	7,269	2,819	4,450	5 to 15
Patents	45,120	6,233	38,887	5 to 19
Other intangible assets	$80,638	$20,217	$60,421

At June 30, 2010, the Company had $4.1 million of other intangible assets related to its marine and leisure operation, which sells trailers and related trailer axles for small and medium-sized boats. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. Throughout this period, the Company has conducted an impairment analysis on these operations, however the fair value of these operations continues to exceed the corresponding book values, thus no impairment has been recorded. However, a continued downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for the related other intangible assets in the future.

4.	Cash and Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The U.S. Treasury Bills are recorded at cost which approximated fair value.

Cash and investments consist of the following (in thousands):

	June 30,		December 31,
	2010	2009	2009

Cash in bank	$33,073	$24,919	$49,365
Treasury bills – cash equivalents	14,000	-	3,000
Treasury bills – short-term investments	10,993	1,997	12,995
Total cash and investments	$58,066	$26,916	$65,360

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories consist of the following (in thousands):

	June 30,		December 31,
	2010	2009	2009

Finished goods	$9,695	$7,718	$9,264
Work in process	1,792	2,287	1,576
Raw material	57,688	48,828	46,917
Total inventories	$69,175	$58,833	$57,757

6.	Long-Term Indebtedness

The Company had no debt at June 30, 2010. Long-term indebtedness consists of the following at June 30, 2009 (in thousands):

Industrial Revenue Bonds, secured by certain
real estate and equipment	$1,188
Less current portion	388
Total long-term indebtedness	$800

The weighted average interest rate for the Company’s indebtedness was 3.21 percent at June 30, 2009. The indebtedness was fully paid during the third quarter of 2009.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2010 and 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2010 and 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At June 30, 2010, the Company had availability of $43.7 million as there were $6.3 million in outstanding letters of credit under the line of credit.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. At June 30, 2010, the Company’s trailing twelve month EBITDA exceeded $50 million, and as a result, the maximum leverage ratio covenant in both the line of credit and “shelf-loan” facilities was 2.5 times the trailing twelve month EBITDA. At June 30, 2010, the maximum leverage ratio debt covenant limits the remaining availability under these facilities to $158.0 million. The $58.1 million in cash and short-term investments at June 30, 2010, together with the borrowing availability under the line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements, and no borrowings under these facilities are expected.

Pursuant to the Credit Agreement and Senior Promissory Notes, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2010, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

7.	Stockholders’ Equity

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. The aggregate cost of repurchases was funded from the Company’s available cash. While the Company has not repurchased shares since August 2008, the number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares outstanding
for basic earnings per share	22,112	21,662	22,121	21,682
Common stock equivalents pertaining
to stock options and contingently
issuable deferred stock units	150	-	155	56
Total for diluted shares	22,262	21,662	22,276	21,738

The weighted average diluted shares outstanding for the six months ended June 30, 2010 and 2009, excludes the effect of 1,175,140 and 1,983,440 stock options, respectively, and the three months ended June 30, 2010 and 2009, excludes the effect of 1,125,490 and 1,582,840 stock options, respectively, because including them in the calculation of total diluted shares would have been anti-dilutive.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Commitments and Contingencies

Litigation

There were no material developments during the first six months of 2010 in connection with the legal proceeding pending at December 31, 2009. See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2009.  There were no new material legal proceedings during the first six months of 2010.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2010, would not be material to the Company’s financial position or annual results of operations.

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

In connection with the 2009 acquisitions of the QuickBiteTM coupler and the slide-out storage box for pick-up trucks, as well as the 2010 acquisitions of the Level-UpTM six-point leveling system, and certain intellectual property and other assets from Schwintek, Inc., the Company could pay earn-outs if certain sales targets for the acquired products are achieved. The Company has recorded a liability for the present value of these estimated earn-out payments at June 30, 2010 using a weighted average cost of capital of 17.2 percent.  The following is as of June 30, 2010 (in thousands):

					Present Value
	Expiration of	Maximum		Estimated	of Estimated
Acquisition	Earn-out	Earn-out Payment		Earn-out Payment	Earn-out Payment
Schwintek products	March 2014(1)	N/A	(2)	$14,403	$10,330
Level-UpTM six-point leveling system	February 2016	N/A		$1,671	$916
QuickBiteTM coupler	October 2025	$2,500		$2,500	$877
Slide-out storage box for pick-up trucks	September 2015	N/A		$-	$-

(1)	Earn-out payments for three of the four products expire in March 2014. Earn-out payments for the remaining product expire five years after the product is first sold to customers.
(2)	Two of the four products acquired have a combined maximum earn-out payment of $12.7 million. The other two acquired products have no cap on earn-out payments.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The liability for these estimated earn-out payments was re-evaluated at June 30, 2010, considering the sales of the acquired products since they were acquired, as well as the revised sales projections. The adjustment to the liability for the estimated earn-out payments during the six months ended June 30, 2010 was not significant. However, depending upon the future success of the products which are subject to earn-outs, the Company could record an adjustment in future periods.

The following table provides a reconciliation of the activity related to the Company’s contingent consideration liability, including both the current and long-term portions, for the six months ended June 30, 2010 (in thousands):

Balance at December 31, 2009	$1,370
Acquisitions	10,333
Payments	(3)
Interest accretion	493
Fair value adjustments	(70)
Balance at June 30, 2010	12,123
Less current portion in accrued expenses and other
current liabilities	2,638
Total long-term portion in other long-term liabilities	$9,485

Facilities Consolidation

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at more than 35 facilities and reduced staff levels. The related severance and operational relocation costs incurred by the Company in the first six months of 2010 and 2009 were not significant. The Company operated 24 facilities at June 30, 2010, and is continuing to explore additional facility consolidation opportunities.

At June 30, 2010, the Company was in the process of selling five owned facilities and vacant land with an aggregate carrying value of $3.2 million, which are not being used in production. In addition, the Company has leased to third parties four owned facilities with a combined carrying amount of $9.0 million, for one to five year terms, for a combined rental income of $78,000 per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. As of June 30, 2010, all of these owned facilities are classified in fixed assets in the Condensed Consolidated Balance Sheet since it is not probable that these assets will be sold within one year due to uncertainty in the real estate markets. In addition to the owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

To reflect the net losses and gains on sold facilities, and the write-downs to estimated fair value of facilities to be sold or subleased, the Company recorded net losses of $0.2 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively, and $0.9 million for the three months ended June 2009.

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

The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The accounting guidance requires the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets that the Company has the ability to access at the measurement date.

•
Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation.

•	Level 3 – Values determined by models, significant inputs to which are unobservable and are primarily based on internally derived assumptions regarding the timing and amount of expected cash flows.

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

During the first quarter of 2010, the Company completed two business combinations by which it acquired $31.7 million of assets, paid $21.4 million in cash, and agreed to potential future earn-out payments, originally estimated to be $10.3 million. The Company also completed two business combinations in 2009 with potential future earn-out payments. The Company used Level 3 inputs to value the assets associated with these business combinations, as well as to update the fair value of the potential future earn-out payments. See Notes 3 and 8 of the Notes to Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the first six months of 2010 and 2009, the Company reviewed the recoverability of vacant facilities and land using broker quotes and management’s estimates, which are Level 3 inputs. As a result, impairment charges of $0.2 million and $2.1 million were recorded during the six months ended June 30, 2010 and 2009, respectively, on such properties, of which $0.9 million were recorded in the second quarter of 2009. The carrying value of these properties was $12.2 million at June 30, 2010. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At June 30, 2010, the Company operated 24 plants in the United States.

The RV Segment accounted for 84 percent of consolidated net sales for the six months ended June 30, 2010 and 79 percent of the annual consolidated net sales for 2009. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

●Towable steel chassis	●Aluminum windows and screens
●Towable axles and suspension solutions	●Chassis components
●Slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry and baggage doors
●Toy hauler ramp doors	●Entry steps
●Manual, electric and hydraulic stabilizer	●Other accessories
and lifting systems	●Specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment

The Company also supplies certain of these products as replacement parts to the aftermarket. More than 90 percent of the Company’s RV Segment sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers and axles for specialty trailers. Travel trailers and fifth-wheel RVs accounted for 83 percent and 78 percent of all RVs shipped by the industry in 2009 and 2008, respectively, up from 61 percent in 2001.

The MH Segment, which accounted for 16 percent of consolidated net sales for the six months ended June 30, 2010 and 21 percent of the annual consolidated net sales for 2009, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Steel and fiberglass entry doors	●Axles
●Aluminum and vinyl patio doors

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

           The Company’s operations are somewhat seasonal, as sales in the second and third quarters are traditionally stronger than the first and fourth quarters, consistent with the industries which the Company supplies. However, because increases in RV dealer inventories caused industry production levels to increase in the first six months of 2010, seasonal industry trends may be different than in prior years.

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

During 2008, and continuing into 2009, retail sales of RVs declined because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets. As a result, during 2008 and the first eight months of 2009, RV dealers reduced their inventory of travel trailers and fifth-wheel RVs by an estimated 75,000 units, and RV manufacturers significantly reduced their output, which reduced sales by the Company of components for new RVs. Since August 2009, industry-wide wholesale shipments of travel trailers and fifth-wheel RVs increased, in part because dealers added over 30,000 units to their inventories between September 2009 and March 2010.

Retail sales statistics, which for the first time includes retail sales in Canada for all periods, reflect that retail sales of travel trailer and 5th wheels RVs were up 15 percent from March 2010 through May 2010. As a result of this strong retail sell-through, it is estimated that dealer inventories declined somewhat in both April and May, providing evidence that the current levels of wholesale production are supported by retail sales. Retail demand is the key to a sustained recovery, and although retail demand has improved in 2010, there are still uncertainties regarding future retail demand due to high unemployment, tight credit, low consumer confidence and a weak economy.

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 88 percent to 111,600 units for the first six months of 2010 compared to the same period of 2009, in part due to the inventory build by dealers. The RVIA has projected a 38 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for all of 2010, to 190,600 units. This projection by the RVIA, prepared in early June 2010, implies that the industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for the second half of 2010 will be 79,000 units, consistent with the same period in 2009, but lower than the first six months of 2010.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. A comparison of the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., for both the United States and Canada, is as follows:

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Wholesale	Retail
Quarter ended March 31, 2009	(61)%	(40)%
Quarter ended June 30, 2009	(44)%	(34)%
Quarter ended September 30, 2009	5%	(23)%
Quarter ended December 31, 2009	88%	(10)%
Quarter ended March 31, 2010	99%	6%
Quarter ended June 30, 2010	80%	14	%(1)
(1) Through May 2010, the latest period for which retail information is available.

Year ended December 31, 2009	(25)%	(30)%
Year ended December 31, 2008	(29)%	(19)%

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

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis, transported to a manufactured housing dealer which sells and transports the home to the buyer’s home site. The manufactured home is installed pursuant to a federal building code administered by the U.S. Department of Housing and Urban Development (“HUD”). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD Code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes. A manufactured home may be sited on owned or leased land.

The Institute for Building Technology and Safety (“IBTS”) reported that for the full year 2009, industry-wide wholesale shipments of manufactured homes were 49,700 units, a decline of 39 percent compared to the full year 2008. However, estimates are that in 2009, manufactured housing dealers reduced inventory by approximately 10,000 units, implying that retail demand in 2009 was higher than wholesale shipments. For the first six months of 2010, industry-wide wholesale shipments of manufactured homes were 26,400 units, an increase of 8 percent compared to the first six months of 2009, including a 17 percent increase in the second quarter of 2010. The increase in the first six months of 2010 was apparently partially due to the now-expired tax credit for first-time home buyers.

Since 1998, industry-wide wholesale shipments of manufactured homes have declined 86 percent. This decade-plus decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In addition, in the several years leading up to 2008, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, as subprime mortgages were readily available at unrealistic terms.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the 20 years prior to the sub-prime boom in home financing, manufactured housing wholesale shipments represented 20 percent or more of single family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing site-built homes, manufactured housing’s share of the single family market dropped precipitously, to well below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has increased somewhat, to about 12 percent, despite that interest rates for manufactured home loans remain historically high relative to rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, fluctuating consumer confidence, and tight retail and wholesale credit markets, the Company expects industry-wide wholesale shipments of manufactured homes to remain low for at least the balance of 2010. There are no industry forecasts for the manufactured housing industry.

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

The Company believes that long-term growth prospects for manufactured housing may be positive because of (i) the quality and affordability of the homes, (ii) the favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of subprime mortgages for site-built homes.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit (loss) are as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales:
RV Segment	$268,626	$131,161	$144,264	$78,881
MH Segment	51,093	40,421	29,238	21,682
Total net sales	$319,719	$171,582	$173,502	$100,563

Operating profit (loss):
RV Segment	$26,972	$(715)	$14,090	$5,148
MH Segment	5,302	(588)	3,736	1,593
Total segment operating profit (loss)	32,274	(1,303)	17,826	6,741
Corporate	(3,994)	(3,178)	(2,018)	(1,618)
Goodwill impairment	-	(45,040)	-	-
Other items	305	(2,550)	399	(930)
Total operating profit (loss)	$28,635	$(52,071)	$16,207	$4,193

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

During the six and three month periods ended June 30 2009, the Company recorded $6.1 million and $1.2 million, respectively, of “extra” expenses resulting primarily from plant closings, staff reductions, increased bad debts, and obsolete inventory and tooling. These expenses were largely due to the unprecedented conditions in the RV and manufactured housing industries at that time. In addition, the Company recorded $45 million of charges for goodwill impairment during the first quarter of 2009. The Company did not incur “extra” expenses in the first six months of 2010.

The following table reconciles cost of sales, selling, general and administrative expenses, goodwill impairment, operating (loss) profit, net (loss) income and net (loss) income per diluted share for the six and three month periods ended June 30, 2009 to these same items before the “extra” expenses and charges for goodwill impairment. The Company finds this information useful in analyzing and reviewing the results of operations. This table is intended to provide investors with this information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment to provide comparability between the six and three month periods ended June 30, 2010 and 2009.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

(In thousands)	Six Months Ended June 30, 2009			Three Months Ended June 30, 2009
	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
Cost of sales	$145,203	$2,555	$142,648	$80,010	$-	$80,010
Selling, general and administrative expenses	$33,610	$3,547	$30,063	$16,360	$1,173	$15,187
Goodwill impairment	$45,040	$45,040	$-	$-	$-	$-
Operating (loss) profit	$(52,071)	$51,142	$(929)	$4,193	$1,173	$5,366
Net (loss) income	$(34,146)	$33,102	$(1,044)	$2,556	$716	$3,272
Net (loss) income per diluted share	$(1.58)	$1.53	$(0.05)	$0.12	$0.03	$0.15

The following table reconciles RV Segment and MH Segment operating (loss) profit, goodwill impairment, other items, and operating (loss) profit for the six and three month periods June 30, 2009 to these same items before the “extra” expenses and charges for goodwill impairment. The Company finds this information useful in analyzing and reviewing the results of operations. This table is intended to provide investors with this information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment to provide comparability between the six and three month periods ended June 30, 2010 and 2009.

(In thousands)	Six Months Ended June 30, 2009			Three Months Ended June 30, 2009
	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
RV Segment operating (loss) profit	$(715)	$3,013	$2,298	$5,148	$77	$5,225
MH Segment operating (loss) profit	$(588)	$685	$97	$1,593	$76	$1,669
Goodwill impairment	$(45,040)	$45,040	$-	$-	$-	$-
Other items	$(2,550)	$2,404	$(146)	$(930)	$1,020	$90
Operating (loss) profit	$(52,071)	$51,142	$(929)	$4,193	$1,173	$5,366

Consolidated Highlights

▪
Net sales in the 2010 second quarter were $174 million, an increase of 73 percent from the $101 million of net sales in the second quarter of 2009. This sales increase was largely the result of an 80 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, and a 17 percent increase in industry-wide production of manufactured homes. In addition, primarily as a result of new products, market share gains, and recent acquisitions, the Company’s product content for travel trailers and fifth-wheel RVs in the 2010 second quarter increased substantially compared to the same period in 2009.

The Company’s operations are somewhat seasonal, as sales in the second and third quarters are traditionally stronger than the first and fourth quarters, consistent with the industries which the Company supplies. However, because increases in RV dealer inventories caused industry production levels to increase in the first six months of 2010, seasonal industry trends may be different than in prior years.

The Company’s net sales for the month of July 2010 were $47 million, a 23 percent increase from the month of July 2009. Compared to the second quarter, sales in July typically decline temporarily due to the annual one-week plant closures around July 4th by many RV manufacturers.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
For the second quarter ended June 30, 2010, the Company reported net income of $9.6 million, or $0.43 per diluted share, compared to $2.6 million, or $0.12 per diluted share for the comparable period in 2009. The 2009 second quarter included $0.7 million ($0.03 per diluted share) of “extra” expenses, net of taxes, primarily due to plant consolidations related to unprecedented conditions in the RV and manufactured housing industries during that period.

▪
On March 16, 2010, the Company acquired certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a new power roof lift for tent campers. The purchase price was $20.0 million paid at closing from available cash, plus earn-outs depending on future unit sales of these products in excess of pre-established hurdles over approximately the next five years.

▪
Compared to the first quarter of 2010, higher raw material costs added approximately $1.5 million to cost of sales in the second quarter of 2010. Steel, aluminum and ABS resin prices increased as much as 50 percent during the first part of 2010, depending on the type of commodity. However, beginning in the latter part of the second quarter of 2010, the cost of certain raw materials have declined, although, depending upon the type of commodity, still remaining higher than during the fourth quarter of 2009. For those products using raw materials the costs of which have risen on a longer-term basis, the Company has implemented sales price increases. Further, the adverse impact of the higher-cost raw materials is expected to diminish as lower-cost raw materials begin to flow through cost of sales later in the third quarter of 2010.

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

▪
Operating profit in the second quarter of 2010, as compared to the same period in 2009, benefited from net fixed cost reductions of approximately $1 million. While the Company remains focused on controlling costs, due to the rise in demand, annualized fixed costs were recently increased by approximately $1 million for additional salaried staff and increased capacity. The Company does not expect additional significant changes in fixed costs for the balance of 2010.

RV Segment – Second Quarter

Net sales of the RV Segment in the second quarter of 2010 increased 83 percent, or $65 million, compared to the second quarter of 2009, largely due to the 80 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, as well as new product introductions and market share gains.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of  components for the different types of RVs produced for the twelve months ended June 30, divided by the industry-wide wholesale shipments of the different types of RVs for the twelve months ended June 30, was approximately:

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	2010	2009	Change
Content per Travel Trailer and Fifth-Wheel RV	$2,207	$2,033	9%
Content per Motorhome	$619	$471	31%
Content per all RVs	$1,893	$1,687	12%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket.

According to the RVIA, industry-wide wholesale shipments for the twelve months ended June 30, were as follows:

	2010	2009	Change
Travel Trailer and Fifth-Wheel RVs	190,500	119,000	60%
Motorhomes	21,100	13,600	55%
All RVs	229,000	147,200	56%

The Company’s RV Segment sales of replacement parts to the aftermarket were approximately $7 million for the twelve months ended June 30, 2010, an increase of approximately $2 million from the twelve months ended June 30, 2009. The Company is increasing its effort to gain market share in sales of replacement parts to the aftermarket.

Operating profit of the RV Segment was $14.1 million in the second quarter of 2010, an improvement of $8.9 million compared to the second quarter of 2009. The increase in operating profit was largely due to the $65 million increase in sales, partially offset by higher raw material costs and $2 million of excess production costs incurred as a result of greater than anticipated increases in demand in certain product lines.

The operating margin of the RV Segment in the second quarter of 2010 was positively impacted by:
•	The spreading of fixed manufacturing and selling, general and administrative costs over a larger sales base.
•	Lower health insurance costs and bad debt expense.
•	Implementation of cost-cutting measures.
Partially offset by:
•
Volatile raw material costs. Steel, aluminum and ABS resin prices increased as much as 50 percent during the first part of 2010, depending on the type of commodity. However, beginning in the latter part of the second quarter of 2010, the cost of certain raw materials have declined, although, depending upon the type of commodity, still remaining higher than during the fourth quarter of 2009. For those products using raw materials the costs of which have risen on a longer-term basis, the Company has implemented sales price increases. Further, the adverse impact of the higher-cost raw materials is expected to diminish as lower-cost raw materials begin to flow through cost of sales later in the third quarter of 2010.

•
Excess production costs incurred as a result of greater than anticipated increases in demand in certain product lines. These excess production costs are expected to be lower in the third quarter of 2010.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Higher incentive compensation and retirement costs. In the first and second quarter of 2009, there was no incentive compensation recorded due to the year-to-date operating loss.

At June 30, 2010, the Company had $4.1 million of other intangible assets related to its marine and leisure operation, which sells trailers and related axles for small and medium sized boats. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. Throughout this period, the Company has conducted an impairment analysis on these operations, however the fair value of these operations continues to exceed the corresponding book values, thus no impairment has been recorded. However, a continued downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for the related other intangible assets in the future.

RV Segment – Year to Date

Net sales of the RV Segment in the first six months of 2010 increased 105 percent, or $137 million, compared to the same period of 2009, largely due to the 88 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, as well as new product introductions and market share gains.

Operating profit of the RV Segment was $27.0 million in the first six months of 2010, an improvement of $27.7 million compared to the same period of 2009, largely due to the $137 million increase in sales. The Company incurred $3.0 million of “extra” expenses in the first quarter of 2009 related to plant closings, staff reductions, increased bad debts, and obsolete inventory and tooling, largely due to the unprecedented conditions in the RV industry at that time. Excluding these “extra” expenses, the Company’s RV Segment operating profit increased $24.7 million from the same period last year. This adjusted increase in RV Segment operating profit was 18 percent of the increase in net sales, consistent with the percentage increase that the Company would typically expect.

The operating margin of the RV Segment in the first six months of 2010 was positively impacted by:
•	The spreading of fixed manufacturing and selling, general and administrative costs over a larger sales base.
•	Lower health insurance and warranty costs and bad debt expense.
•	Improved operating efficiencies in certain product lines due to the increase in sales, partially offset by higher overtime costs.
•	Implementation of cost-cutting measures.
•
Volatile raw material costs. While lower than during the first six months of 2009, raw material costs were higher than during the fourth quarter of 2009. Steel, aluminum and ABS resin prices increased as much as 50 percent during the first part of 2010, depending on the type of commodity. However, beginning in the latter part of the second quarter of 2010, the cost of certain raw materials began to decline although, depending upon the type of commodity, still remaining higher than during the fourth quarter of 2009. For those products using raw materials the costs of which have risen on a longer-term basis, the Company has implemented sales price increases. Further, the adverse impact of the higher-cost raw materials is expected to diminish as lower-cost raw materials begin to flow through cost of sales later in the third quarter of 2010.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:
•
Excess production costs incurred as a result of greater than anticipated increases in demand in certain product lines. These excess production costs are expected to be lower in the second half of 2010.

•	Higher incentive compensation and retirement costs. In the first six months of 2009, there was no incentive compensation recorded due to the operating loss.

MH Segment – Second Quarter

Net sales of the MH Segment in the second quarter of 2010 increased 35 percent, or $8 million, from the second quarter of 2009, significantly better than the 17 percent increase in industry-wide wholesale shipments of manufactured homes, largely as a result of increased sales of replacement parts to the aftermarket, new products, and market share gains, partially offset by customer mix.

The Company’s MH Segment sales of replacement parts to the aftermarket for the millions of existing manufactured homes, primarily comprised of windows, doors and thermoformed bath products, were approximately $15 million for the twelve months ended June 30, 2010, an increase of 35 percent from the twelve months ended June 30, 2009. The Company is increasing its efforts to gain market share in sales of replacement parts to the aftermarket.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes, which typically contain more of the Company’s products. Content per manufactured home and content per floor is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes produced for the twelve months ended June 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended June 30, was approximately:

	2010	2009	Change
Content per Home Produced	$1,462	$1,461	0%
Content per Floor Produced	$893	$890	0%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket.

According to the IBTS, industry-wide wholesale shipments for the twelve months ended June 30, were as follows:

	2010	2009	Change
Total Homes Produced	51,800	62,100	(17)%
Total Floors Produced	84,800	102,000	(17)%

Operating profit of the MH Segment was $3.7 million in the second quarter of 2010, an improvement of $2.1 million compared to the second quarter of 2009, largely due to the $8 million increase in net sales and improved operating efficiencies.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – Year to Date

Net sales of the MH Segment for the first six months of 2010 increased 26 percent, or $11 million, from the same period of 2009, significantly better than the 8 percent increase in industry-wide wholesale shipments of manufactured homes, largely as a result of new products, market share gains and increased sales of replacement parts to the aftermarket, partially offset by customer mix.

Operating profit of the MH Segment was $5.3 million in the first six months of 2010, an improvement of $5.9 million compared to the same period of 2009, largely due to the $11 million increase in net sales, cost reductions and improved operating efficiencies. In addition, the Company had $0.7 million of “extra” expenses in the first six months of 2009 related to plant closings, staff reductions, increased bad debts and obsolete inventory, largely due to the unprecedented conditions in the manufactured housing industry at that time.

The operating margin of the MH Segment in the first six months of 2010 was positively impacted by:
•	Lower health insurance costs and bad debt expense.
•	The spreading of fixed manufacturing and selling, general and administrative costs over a larger sales base.
•	Improved operating efficiencies due to the increase in sales.
•	Implementation of cost-cutting measures.
•
Volatile raw material costs. While lower than during the first six months of 2009, raw material costs were higher than during the fourth quarter of 2009. Steel, aluminum and ABS resin prices increased as much as 50 percent during the first part of 2010, depending on the type of commodity. However, beginning in the latter part of the second quarter of 2010, the cost of certain raw materials began to decline although, depending upon the type of commodity, still remaining higher than during the fourth quarter of 2009. For those products using raw materials the costs of which have risen on a longer-term basis, the Company has implemented sales price increases. Further, the adverse impact of the higher-cost raw materials is expected to diminish as lower-cost raw materials begin to flow through cost of sales later in the third quarter of 2010.

Partially offset by:
•	Higher incentive compensation and retirement costs. In the first six months of 2009, there was no incentive compensation recorded due to the operating loss.

Corporate

Corporate expenses for the first six months of 2010 and the second quarter of 2010 increased $0.8 million and $0.4 as compared to comparable periods in 2009, respectively, due primarily to an increase in performance-based compensation as a result of higher profits.

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

Other Non-Segment Items

Other non-segment items include the following (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Selling, general and administrative expenses:
Legal	$67	$345	$31	$52
Loss on sold facilities and write-downs to estimated current fair value of facilities to be sold	166	2,128	39	878
Other	(200)	277	(200)	-
Net gain on insurance claim	(402)	-	(402)	-
Incentive compensation impact of other non-segment items	64	-	133	-
Other (income) from the collection of a previously reserved note	-	(200)	-	-
	$(305)	$2,550	$(399)	$930

Taxes

The tax rate for the first six months of 2010 was 39.5 percent, higher than the 38.5 percent rate for all of 2009, excluding the impact of the goodwill impairment charge, due to tax reserve adjustments, partially offset by the benefit of federal and state tax credits. The full year 2010 effective tax rate is expected to be approximately 38 percent to 40 percent.

Interest Expense, Net

Interest expense for the second quarter of 2010 and the first six months of 2010 was $0.2 million higher than the comparable periods in 2009, due to imputed interest on the present value of the liability for estimated earn-out payments, partially offset by higher interest income. Interest expense for the full year 2010 is expected to be approximately $2 million, comprised of $1.6 million for the accretion of the present value of the liability for the estimated earn-out payments for acquisitions, and approximately $0.3 million for fees on the Company’s line of credit. Despite more than $50 million of cash and investments, interest income in 2010 is not expected to be significant, due to anticipated low interest rates and the Company’s policy of investing in only extremely safe investments.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the six months ended June 30, (in thousands):

	2010	2009
Net cash flows provided by operating activities	$17,722	$26,338
Net cash flows used for investing activities	(23,081)	(2,693)
Net cash flows provided by (used for) financing activities	67	(7,418)
Net (decrease) increase in cash	$(5,292)	$16,227

Cash Flows from Operating Activities

Net cash flows from operating activities in the first six months of 2010 of $17.7 million were $8.6 million lower than the $26.3 million in the first six months of 2009 as a result of:

- A $14.5 million greater seasonal increase in accounts receivable in the first six months of 2010, compared to the comparable period of 2009, due to a significant increase in sales in June 2010 as compared to June 2009. Accounts receivable balances remain current, with only 20 days sales outstanding at June 30, 2010.
- A $12.0 million increase in inventories in the first six months of 2010, compared to a $35.3 million decrease in the first six months of 2009. During 2009, the Company reduced inventory through consumption of higher priced inventory on hand, and reduced inventory purchases. Inventory balances at June 30, 2010 were only 18 percent higher than at June 30, 2009, despite the 73 percent increase in sales in the second quarter of 2010 as compared to the same period of 2009, largely due to continued efforts to increase inventory turnover, which reached approximately 7 turns.
Partially offset by:
- An increase in after-tax operating results in the first six months of 2010.
- A $32.9 million increase in accounts payable, accrued expenses and other liabilities in the first six months of 2010, compared to a decrease of $3.5 million in the first six months of 2009, due largely to the timing of payments for inventory purchases. Accounts payable at June 30, 2009 was lower than at June 30, 2010, primarily due to significantly reduced purchases during the first six months of 2009 in an effort to decrease inventories. In addition, accrued liabilities and taxes payable increased in 2010 due to the increase in sales, production and earnings.

Depreciation and amortization was $8.5 million in the first six months of 2010, and is expected to aggregate $17 million for the full year. Non-cash stock-based compensation was $1.8 million in the first six months of 2010, and is expected to be $4 million to $5 million for the full year.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Investing Activities

Cash flows used for investing activities of $23.1 million in the first six months of 2010 included acquisitions of businesses of $21.4 million and capital expenditures of $4.5 million, both of which were financed from available cash. The Company estimates that capital expenditures will be $10 million to $12 million in 2010, higher than earlier estimates due primarily to planned investments to expand production capacity, and are expected to be funded by cash flows from operations.

During the first six months of 2010, the Company purchased $13.0 million of short-term U.S. Treasury Bills not classified as cash equivalents, and received $15.0 million from the maturity of short-term U.S. Treasury Bills not classified as cash equivalents. The Company’s priorities for its cash are liquidity and security. The Company has chosen to invest in short-term U.S. Treasury Bills primarily due to the high levels of security and liquidity provided by these instruments.

At June 30, 2010, the Company was in the process of selling five owned facilities and vacant land with an aggregate carrying value of $3.2 million, which are not being used in production. In addition, the Company has leased to third parties four owned facilities with a combined carrying amount of $9.0 million, for one to five year terms, for a combined rental income of $78,000 per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to the owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

On March 16, 2010, the Company acquired certain intellectual property and other assets from Michigan-based Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. The purchase price was $20.0 million paid at closing from available cash, plus earn-outs depending on future unit sales of these products in excess of pre-established hurdles over approximately the next five years. At June 30, 2010, the Company has recorded a $10.3 million liability for the present value of the estimated earn-out payments.

On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing from available cash, plus an earn-out depending on future unit sales of the system in excess of pre-established hurdles over the next six years. At June 30, 2010, the Company has recorded a $0.9 million liability for the present value of the estimated earn-out payments.

Cash flows used for investing activities of $2.7 million in the first six months of 2009 included capital expenditures of $1.1 million, the purchase of $2.0 million of short-term U.S. Treasury Bills and the acquisition of the patents for the QuickBite CouplerTM, and other intellectual properties and assets. The minimum aggregate purchase price in the QuickBite acquisition was $0.5 million, of which $0.3 million was paid at closing and the balance was paid on May 15, 2010, plus an earn-out depending on future unit sales of the product. At June 30, 2010, the Company has recorded a $0.9 million liability for the present value of the estimated earn-out payments.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the first six months of 2010 were not significant. At June 30, 2010, the Company had no debt outstanding.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash flows used for financing activities for the first six months of 2009 of $7.4 million were primarily due to net debt payments.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2010), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2010) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At June 30, 2010, the Company had availability of $43.7 million as there were $6.3 million in outstanding letters of credit under the line of credit.

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

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. At June 30, 2010, the Company’s trailing twelve month EBITDA exceeded $50 million, and as a result, the maximum leverage ratio covenant in both the line of credit and “shelf-loan” facilities was 2.5 times the trailing twelve month EBITDA. At June 30, 2010, the maximum leverage ratio debt covenant limits the remaining availability under these facilities to $158.0 million. The $58.1 million in cash and short-term investments at June 30, 2010, together with the borrowing availability under the line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements, and no borrowings under these facilities are expected.

Pursuant to the Credit Agreement and Senior Promissory Notes, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2010, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. The aggregate cost of repurchases was funded from the Company’s available cash. While the Company has not repurchased shares since August 2008, the number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

DREW INDUSTRIES INCORPORATED
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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile, and after rising significantly during the first part of 2010, have recently moderated. The Company did not experience any significant increase in its labor costs in the first six months of 2010 related to inflation.

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

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and steel-based components, vinyl, aluminum, glass and ABS resin), availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles (“RVs”), availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA, changes in zoning regulations for manufactured homes, sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2010, the Company had no outstanding borrowings.

Additional information required by this item is included under the caption “Inflation” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

Item 4 – CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 or subsequent to the date the Company completed its evaluation, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls at Lippert have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last twelve months, the Company implemented certain significant functions of the ERP software and business process changes at Kinro. Implementation of additional functions of the ERP software and business process changes are planned at Kinro. The Company also anticipates that it will continue to implement additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There were no material developments during the first six months of 2010 in connection with the legal proceeding pending at December 31, 2009. See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2009. There were no new material legal proceedings during the first six months of 2010.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2010, would not be material to the Company’s financial position or annual results of operations.

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
August 6, 2010