Form 10-Q
period 2010-09-30
DREW INDUSTRIES INC
filed 2010-11-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,974,427 shares of common stock as of October 29, 2010.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

(In thousands, except per share amounts)

Net sales	$466,552	$293,248	$146,833	$121,666
Cost of sales	363,467	238,895	114,965	93,692
Gross profit	103,085	54,353	31,868	27,974
Selling, general and administrative expenses	62,337	50,331	19,248	16,721
Goodwill impairment	-	45,040	-	-
Other (income)	(79)	(260)	(79)	(60)
Operating profit (loss)	40,827	(40,758)	12,699	11,313
Interest expense, net	168	614	28	179
Income (loss) before income taxes	40,659	(41,372)	12,671	11,134
Provision (benefit) for income taxes	15,757	(14,415)	4,689	3,945
Net income (loss)	$24,902	$(26,957)	$7,982	$7,189

Net income (loss) per common share:
Basic	$1.13	$(1.24)	$0.36	$0.33
Diluted	$1.12	$(1.24)	$0.36	$0.33

Weighted average common shares outstanding:
Basic	22,118	21,724	22,129	21,847
Diluted	22,262	21,724	22,262	21,994

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2010	2009	2009
(In thousands, except shares and per share amount)

ASSETS
Current assets
Cash and cash equivalents	$41,213	$44,932	$52,365
Short-term investments	15,993	1,999	12,995
Accounts receivable, trade, less allowances	31,329	27,728	12,541
Inventories	74,121	57,184	57,757
Prepaid expenses and other current assets	16,030	15,647	13,793
Total current assets	178,686	147,490	149,451
Fixed assets, less accumulated depreciation of $88,351 at September 2010, $81,239 at September 2009 and $82,053 at December 2009	80,215	83,263	80,276
Goodwill	7,497	-	-
Other intangible assets, net	59,171	40,518	39,171
Deferred taxes	16,532	14,922	16,532
Other assets	3,456	3,072	2,635
Total assets	$345,557	$289,265	$288,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$20,715	$11,761	$7,513
Accrued expenses and other current liabilities	36,743	29,327	28,194
Total current liabilities	57,458	41,088	35,707
Other long-term liabilities	16,569	8,659	8,243
Total liabilities	74,027	49,747	43,950

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,594,533 shares at September 2010, 24,497,558 shares at September 2009 and 24,561,358 at December 2009	246	245	246
Paid-in capital	77,216	72,547	74,239
Retained earnings	222,332	194,526	197,430
	299,794	267,318	271,915
Treasury stock, at cost – 2,621,106 shares	(28,264)	(27,800)	(27,800)
Total stockholders’ equity	271,530	239,518	244,115
Total liabilities and stockholders’ equity	$345,557	$289,265	$288,065

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
(In thousands)

Cash flows from operating activities:
Net income (loss)	$24,902	$(26,957)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	12,726	14,337
Deferred taxes	-	(15,660)
(Gain) loss on disposal of fixed assets and other non-cash items	(971)	1,549
Stock-based compensation expense	2,787	3,043
Goodwill impairment	-	45,040
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(18,780)	(19,815)
Inventories	(16,650)	38,108
Prepaid expenses and other assets	(2,431)	1,830
Accounts payable, accrued expenses and other liabilities	18,835	3,600
Net cash flows provided by operating activities	20,418	45,075

Cash flows from investing activities:
Capital expenditures	(7,706)	(1,915)
Acquisitions of businesses	(21,900)	(1,709)
Proceeds from sales of fixed assets	1,593	959
Purchases of short-term investments	(20,985)	(1,999)
Proceeds from maturities of short-term investments	18,000	-
Other investing activities	(293)	(25)
Net cash flows used for investing activities	(31,291)	(4,689)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	-	5,775
Repayments under line of credit and other borrowings	-	(14,458)
Exercise of stock options and deferred stock units	190	4,554
Purchase of treasury stock	(464)	-
Other financing activities	(5)	(17)
Net cash flows used for financing activities	(279)	(4,146)

Net (decrease) increase in cash	(11,152)	36,240

Cash and cash equivalents at beginning of period	52,365	8,692
Cash and cash equivalents at end of period	$41,213	$44,932

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$239	$412
Income taxes, net of refunds	$18,010	$3,729

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance – December 31, 2009	$246	$74,239	$197,430	$(27,800)	$244,115
Net income for the nine months ended September 30, 2010	-	-	24,902	-	24,902
Issuance of 33,175 shares of common stock pursuant to stock options and deferred stock units	-	355	-	-	355
Income tax impact of issuance of common stock pursuant to stock options and deferred stock units exercised	-	(165)	-	-	(165)
Stock-based compensation expense	-	2,787	-	-	2,787
Purchase of 24,381 shares of treasury stock	-	-	-	(464)	(464)
Balance – September 30, 2010	$246	$77,216	$222,332	$(28,264)	$271,530

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively “Lippert”), and Kinro, Inc. and its subsidiaries (collectively “Kinro”). Drew, through its wholly-owned subsidiaries, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing and mid-size buses, as well as specialty trailers and related axles.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger.  However, because of increases in RV dealer inventories during the fourth quarter of 2009 and the first quarter of 2010, seasonal industry trends have been different than in prior years.  Due to the uncertain economic environment, seasonal trends over the next few quarters may continue to be different than historical norms.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment").  Intersegment sales are insignificant.

The RV Segment, which accounted for 84 percent and 78 percent of consolidated net sales for the nine-month periods ended September 30, 2010 and 2009, respectively, manufactures a variety of products used primarily in the production of RVs, including:

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also supplies certain of these products as replacement parts to the aftermarket. More than 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs, with the balance primarily comprising components for motorhomes and mid-size buses, as well as sales of specialty trailers and related axles. Travel trailers and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry in the third quarter of 2010.

The MH Segment, which accounted for 16 percent and 22 percent of consolidated net sales for the nine- month periods ended September 30, 2010 and 2009, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

Information relating to segments follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales:
RV Segment	$390,678	$228,114	$122,052	$96,953
MH Segment	75,874	65,134	24,781	24,713
Total net sales	$466,552	$293,248	$146,833	$121,666

Operating profit (loss):
RV Segment	$37,997	$9,490	$11,104	$10,205
MH Segment	8,241	1,809	2,939	2,397
Total segment operating profit	46,238	11,299	14,043	12,602
Corporate	(5,814)	(4,930)	(1,870)	(1,752)
Goodwill impairment	-	(45,040)	-	-
Other items	403	(2,087)	526	463
Total operating profit (loss)	$40,827	$(40,758)	$12,699	$11,313

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective with the first quarter of 2010, amortization of intangibles, which was previously reported on a separate line, has been included as part of segment operating (loss) profit. The segment disclosures from 2009 have been reclassified to conform to the current year presentation, as follows:

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company will pay an earn-out depending on future unit sales of the leveling system in excess of pre-established hurdles over the next six years. The earn-out does not have a maximum; however, at the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.5 million to $1.0 million. The Company recorded a $0.4 million liability for the present value of the estimated earn-out payments, using internal sales projections, as well as a weighted average cost of capital of 17.4 percent at the date of acquisition. Each period, an expense, similar to interest, will be recorded in selling, general and administrative expenses over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments. For further information on the required quarterly re-evaluation of the liability for the estimated earn-out payments, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

The patents will be amortized over their estimated useful life of 13 years.  The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates an increase in the markets for the acquired product.

Wall Slide and Other RV Products

On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. The purchase price was $20.0 million, paid at closing from available cash, plus earn-outs. The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning March 16, 2010.

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

The Company will pay earn-outs depending on future unit sales of the acquired products in excess of pre-established hurdles over approximately the next five years. Two of the products have a maximum aggregate earn-out of $12.7 million, which, at the date of acquisition, the Company assumed would be achieved. The remaining products do not have a maximum; however, at the date of acquisition, the Company estimated the aggregate earn-out payments would be $1.5 million to $2.0 million for these products. The Company recorded a $9.9 million liability for the present value of the estimated earn-out payments, using internal sales projections, as well as a weighted average cost of capital of 17.2 percent at the date of acquisition. Each period, an expense, similar to interest, will be recorded in selling, general and administrative expenses over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments. For further information on the required quarterly re-evaluation of the liability for the estimated earn-out payments, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The patents will be amortized over their estimated useful life of 13 years.  The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates an increase in the markets for the acquired products, market share growth in both existing and new markets, as well as attainment of synergies.

Chassis Modification and Suspension Enhancement

On August 30, 2010, the Company acquired the operating assets of Sellers Mfg., Inc., which modifies chassis primarily for producers of Class A and Class C Motorhome RVs, transit buses, and specialized commercial trucks.  In addition, Sellers Mfg. manufactures the patented E-Z CruiseTM, a suspension enhancement system for transit buses and Class C Motorhomes, which improves the vehicle’s ride performance.  The purchase price was $0.5 million, paid at closing from available cash.  The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations beginning August 30, 2010.

Goodwill and Other Intangible Assets

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total
Goodwill at cost – December 31, 2009	$9,251	$41,276	$50,527
Accumulated Impairment – December 31, 2009	(9,251)	(41,276)	(50,527)
Net Balance – December 31, 2009	-	-	-
Acquisitions	-	7,497	7,497
Net Balance – September 30, 2010	$-	$7,497	$7,497

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. No impairment tests were performed during the nine months ended September 30, 2010.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Other intangible assets consist of the following at September 30, 2010 (in thousands):

		Accumulated		Estimated Useful
	Gross	Amortization	Net	Life in Years

Non-compete agreements	$3,153	$1,347	$1,806	3 to 7
Customer relationships	25,155	10,635	14,520	3 to 16
Tradenames	7,269	3,050	4,219	5 to 15
Patents	45,590	6,964	38,626	5 to 19
Other intangible assets	$81,167	$21,996	$59,171

At September 30, 2010, other intangible assets included $3.8 million related to the Company’s marine and leisure operation, which sells trailers and related trailer axles for small and medium-sized boats. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout this period, the Company conducted an impairment analysis on these operations, and the estimated fair value of these operations continues to exceed the corresponding book values, thus no impairment has been recorded. A continued downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for the related other intangible assets in the future.

4.	Cash and Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The U.S. Treasury Bills are recorded at cost which approximated fair value.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash and investments consisted of the following at (in thousands):

	September 30,		December 31,
	2010	2009	2009

Cash in bank	$8,164	$44,932	$49,365
Money Market – Wells Fargo	14,031	-	-
Money Market – JPMorgan Chase	12,018	-	-
Treasury bills – cash equivalents	7,000	-	3,000
Total cash and cash equivalents	41,213	44,932	52,365
Treasury bills – short-term investments	15,993	1,999	12,995
Total cash and investments	$57,206	$46,931	$65,360

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consisted of the following at (in thousands):

	September 30,		December 31,
	2010	2009	2009

Finished goods	$6,897	$7,261	$9,264
Work in process	1,792	2,016	1,576
Raw material	65,432	47,907	46,917
Total inventories	$74,121	$57,184	$57,757

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	September 30,		December 31,
	2010	2009	2009

Accrued employee compensation and benefits	$17,392	$14,287	$11,815
Accrued warranty	5,885	3,832	3,340
Other accrued expenses and current liabilities	13,466	11,208	13,039
Total	$36,743	$29,327	$28,194

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, at (in thousands):

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30,		December 31,
	2010	2009	2009
Balance at beginning of period	$4,686	$5,419	$5,419
Provision for warranty expense	4,006	2,357	2,279
Warranty costs paid	(2,172)	(2,390)	(3,012)
Total accrued warranty	6,520	5,386	4,686
Less long-term portion	635	1,554	1,346
Current accrued warranty	$5,885	$3,832	$3,340

7.	Long-Term Indebtedness

The Company had no debt at September 30, 2010 and 2009, respectively.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2010 and 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2010 and 2009) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At September 30, 2010, the Company had availability of $44.5 million, as there were $5.5 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The facility expires November 25, 2011. In June 2009, the Company paid in full the remaining outstanding Senior Promissory Notes before their scheduled maturity date.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA.  At September 30, 2010, the Company’s trailing twelve-month EBITDA exceeded $50 million and, as a result, the maximum leverage ratio covenant in both the line of credit and “shelf-loan” facilities was 2.5 times the trailing twelve-month EBITDA. At September 30, 2010, the maximum leverage ratio debt covenant limits the remaining availability under these facilities to $160.2 million. The $57.2 million in cash and short-term investments at September 30, 2010, together with the borrowing availability under the line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements, and no borrowings under these facilities are expected.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the Credit Agreement and Senior Promissory Notes, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2010, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The $50.0 million line of credit is scheduled to expire December 1, 2011. The Company is currently discussing a new five-year line of credit with JPMorgan Chase and Wells Fargo, and expects the new line of credit to be completed by the end of 2010. The uncommitted “shelf-loan” facility with Prudential is also expected to be extended at the same time.

8.	Stockholders’ Equity

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. An additional 24,381 shares at an average cost of $19.00 per share, or $0.5 million, were repurchased during the third quarter of 2010. The aggregate cost of repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares outstanding for basic earnings per share	22,118	21,724	22,129	21,847
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	144	-	133	147
Total for diluted shares	22,262	21,724	22,262	21,994

The weighted average diluted shares outstanding for the nine months ended September 30, 2010 and 2009, excludes the effect of 1,172,223 and 1,861,873 stock options, respectively, and the three months ended September 30, 2010 and 2009, excludes the effect of 1,116,390 and 964,490 stock options, respectively, because including them in the calculation of total diluted shares would have been anti-dilutive.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Commitments and Contingencies

Litigation

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled, as amended, Gonzalez and Royalty vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skyline Homes Inc. (Case No. CV06-08233). See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

The case purported to be a class action. During the course of the proceeding, the Court dismissed six claims asserted by the named plaintiffs.  On September 30, 2010, the Court dismissed the named plaintiffs’ seventh and final claim, concluding that plaintiffs had not demonstrated that they suffered any injury, and therefore did not have standing to bring a claim under the California Unfair Competition Law.  Plaintiffs have until November 22, 2010 to appeal.

Plaintiffs alleged that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, and sold under the name “Better Bath” for use in manufactured homes, failed to comply with certain safety standards relating to flame spread established by the U.S. Department of Housing and Urban Development (“HUD”).  Plaintiffs alleged, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

Plaintiffs sought to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.  The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

Kinro conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, test results, testing procedures, and the use of labels.  In addition, at Kinro’s initiative, independent laboratories conducted multiple tests on materials used by Kinro in the manufacture of bathtubs, the results of which tests indicate that Kinro’s bathtubs are in compliance with HUD regulations.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  All such matters are subject to uncertainties and outcomes that are not predictable with assurance.  While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2010, would not be material to the Company’s financial position or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingent Consideration

In connection with the 2007 acquisitions of Trailair and Equa-Flex, the Company could pay an earn-out of up to $2.6 million, plus interest at 3 percent from the date of acquisition, if certain sales targets for the acquired products are achieved by Lippert over the five years subsequent to the acquisition. Cumulatively, less than $0.1 million has been paid based on such sales targets, and the Company does not anticipate any further payments.  In accordance with the accounting guidance in effect at the time, the Company did not record a liability for the fair value estimate of such earn-out payments, but rather these payments are recorded directly to goodwill.

In connection with the 2009 acquisitions of the QuickBiteTM coupler and the slide-out storage box for pick-up trucks, as well as the 2010 acquisitions of the Level-UpTM six-point leveling system, and certain intellectual property and other assets from Schwintek, Inc., the Company could pay earn-outs if certain sales targets for the acquired products are achieved. The Company has recorded a liability for the present value of these estimated earn-out payments at September 30, 2010 using a weighted average cost of capital of 16.3 percent.  The following is as of September 30, 2010 (in thousands):

				Present Value
	Expiration of	Estimated		of Estimated
Acquisition	Earn-out	Earn-out Payments		Earn-out Payments
Schwintek products	March 2014(1)	$14,090	(2)	$9,742
Level-Up™ six-point leveling system	February 2016	2,371	(3)	1,399
QuickBite™ coupler	October 2025	2,500	(4)	635
Slide-out storage box for pick-up trucks	September 2015	-	(3)	-
Total		$18,961		$11,776

(1) Earn-out payments for three of the four products expire in March 2014. Earn-out payments for the remaining product expire five years after the product is first sold to customers.
(2) Two of the four products acquired have a combined maximum earn-out payment of $12.7 million, which the Company has assumed will be achieved. Other than expiration of the earn-out period, the remaining products have no cap on earn-out payments.
(3) Other than expiration of the earn-out period, these products have no cap on earn-out payments.
(4) This product has a maximum earn-out payment of $2.5 million.

As required, the liability for these estimated earn-out payments was re-evaluated quarterly during 2010, including most recently at September 30, 2010, considering actual sales of the acquired products, revised sales projections, and an updated weighted average cost of capital. These quarterly re-evaluations during the first nine months of 2010 resulted in a $1.0 million reduction in the fair value of such estimated liabilities, because the earn-out payments are projected to be made later than originally expected, which reduces the present value of the liability. These adjustments resulted in a $1.0 million pre-tax gain for the nine months ended September 30, 2010, including a $0.9 million pre-tax gain for the three months ended September 30, 2010. Depending upon the weighted average cost of capital and future sales of the products which are subject to earn-outs, the Company could record further adjustments in future periods.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability, including both the current and long-term portions, for the nine months ended September 30, 2010 (in thousands):

Balance at December 31, 2009	$1,370
Acquisitions	10,333
Payments	(5)
Accretion	1,118
Fair value adjustments	(1,040)
Balance at September 30, 2010	11,776
Less current portion in accrued expenses and other current liabilities	(1,361)
Total long-term portion in other long-term liabilities	$10,415

Vacant Facilities

At September 30, 2010, the Company was attempting to sell four owned facilities and vacant land with an aggregate carrying value of $3.1 million, which were not being used in production. Additionally, the Company has leased to third parties four owned facilities with a combined carrying amount of $8.8 million, for one to five year terms, for a combined rental income of $78,000 per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. As of September 30, 2010, all of these owned facilities are classified in fixed assets in the Condensed Consolidated Balance Sheet since it is not probable that these assets will be sold within one year due to uncertainty in the real estate markets. In addition to the owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

To reflect the net losses and gains on sold facilities, and the write-downs to estimated fair value of facilities to be sold or subleased, the Company recorded net losses of $0.4 million and $2.1 million during the nine months ended September 30, 2010 and 2009, respectively, on such properties, including $0.3 million and ($0.1) million during the three months ended September 30, 2010 and 2009, respectively.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Fair Value Measurements

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

Long-lived assets, including goodwill and other intangible assets, may be measured at fair value if such assets are held for sale or if there is a determination that the asset is impaired. The determination of fair value is based on the best information available; including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During the first nine months of 2010, the Company completed three business combinations by which it acquired $32.3 million of assets, paid $21.9 million in cash, and agreed to potential future earn-out payments, originally estimated to be $10.3 million. The Company also completed two business combinations in 2009 with potential future earn-out payments. The Company used Level 3 inputs to value the assets and liabilities associated with these business combinations, as well as to update the fair value of the potential future earn-out payments. See Notes 3 and 9 of the Notes to Condensed Consolidated Financial Statements.

During the first nine months of 2010 and 2009, the Company reviewed the recoverability of vacant facilities and land using broker quotes and management’s estimates, which are Level 3 inputs. As a result, impairment charges of $0.4 million and $2.1 million were recorded during the nine months ended September 30, 2010 and 2009, respectively, on such properties, including $0.3 million and ($0.1) million during the three months ended September 30, 2010 and 2009, respectively.  The carrying value of these properties was $11.9 million at September 30, 2010. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

11.	New Accounting Pronouncements

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

The Company has two reportable segments, the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”).  Intersegment sales are insignificant.

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At September 30, 2010, the Company operated 25 plants in the United States.

The RV Segment accounted for 84 percent of consolidated net sales for the nine months ended September 30, 2010 and 79 percent of the annual consolidated net sales for 2009. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

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
watercraft, snowmobiles and equipment

The Company also supplies certain of these products as replacement parts to the aftermarket. More than 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs, with the balance primarily comprising components for motorhomes and mid-size buses, as well as sales of specialty trailers and related axles. Travel trailers and fifth-wheel RVs accounted for 83 percent of all RVs shipped by the industry in the first nine months of 2010, up from 61 percent in 2001.

The MH Segment, which accounted for 16 percent of consolidated net sales for the nine months ended September 30, 2010 and 21 percent of the annual consolidated net sales for 2009, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger.  However, because of increases in RV dealer inventories during the fourth quarter of 2009 and the first quarter of 2010, seasonal industry trends have been different than in prior years.  Due to the uncertain economic environment, seasonal trends over the next few quarters may continue to be different than historical norms.

BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 59 percent to 160,200 units for the first nine months of 2010 compared to the same period of 2009. The increase in industry-wide wholesale production in the first nine months of 2010 was a result of the following:

•
In the first nine months of 2009, because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets, dealers reduced inventory levels by 38,000 units.

•	Retail demand increased by 14,000 units, or 11 percent, in the first eight months of 2010, as compared to the same period in 2009.

•	RV dealers increased inventory levels by 7,000 units in the first eight months of 2010.

•	As a result, in order to meet the retail demand, additional wholesale production was required in 2010.

Recent dealer surveys, as well as the 8 percent year-over-year decline in industry-wide production of travel trailer and fifth-wheel RVs for September, the first monthly year-over-year decline since July 2009, suggest that RV dealers are cautious about their purchases and inventory levels during this seasonally slower fall and winter periods. Therefore, increases in dealer inventories of the magnitude experienced in the fourth quarter of 2009 and the first quarter of 2010 are unlikely to recur.  Retail demand is the key to a sustained recovery.  Continuation of the positive trend in retail sales experienced from March through August 2010, would spur dealer orders and factory production in 2011. Although retail demand has improved in 2010, there are still uncertainties regarding future retail demand due to high unemployment, tight credit, low consumer confidence and a weak economy.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Wholesale	Retail	Unit Impact on
	Change	Change	Dealer Inventories
Quarter ended March 31, 2009	(61)%	(38)%	(4,103)
Quarter ended June 30, 2009	(44)%	(33)%	(25,426)
Quarter ended September 30, 2009	5%	(21)%	(8,440)
Quarter ended December 31, 2009	88%	(7)%	12,070
Quarter ended March 31, 2010	99%	7%	18,446
Quarter ended June 30, 2010	80%	14%	(6,283)
Quarter ended September 30, 2010	17%	10%(1)	(5,202)(1)
(1) Through August 2010, the latest period for which retail information is available.

Year ended December 31, 2009	(25)%	(27)%	(25,899)
Year ended December 31, 2008	(29)%	(19)%	(41,287)

In the long-term, the Company expects RV industry sales to be driven by positive demographics, and the continued popularity of the “RV Lifestyle”. Demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the U.S. population. U.S. Census Bureau projections released in December 2009 project that there will be 10 million more people over the age of 50 by 2015.

Further, in 1997, the RVIA began a generic advertising campaign promoting the RV lifestyle. The current phase is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented vacations, and using RVs as second homes, also appear to motivate consumer demand for RVs.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for the full year 2009, industry-wide wholesale shipments of manufactured homes were 49,700 units, a decline of 39 percent compared to the full year 2008. However, estimates are that in 2009, manufactured housing dealers reduced inventory by approximately 10,000 units, implying that retail demand in 2009 was higher than industry-wide wholesale shipments. For the first nine months of 2010, industry-wide wholesale shipments of manufactured homes were 40,000 units, an increase of 6 percent compared to the first nine months of 2009. This increase was apparently partially due to the tax credit available to first-time home buyers during the first six months of 2010, while industry-wide wholesale shipments of manufactured homes during the third quarter of 2010, when the tax credit expired, were consistent with the same period of 2009.

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

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing site-built homes, manufactured housing’s share of the single-family market dropped precipitously, to well below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has increased somewhat, to about 12 percent, despite that interest rates for manufactured home loans remain historically high relative to rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, fluctuating consumer confidence, high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, and tight retail and wholesale credit markets, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve. There are no industry forecasts for the manufactured housing industry.

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”) was signed into law in July, 2008. The SAFE Act is intended to establish minimum state standards for licensing and registration of mortgage lenders, brokers and originators. According to the Manufactured Housing Institute and the RVIA, this legislation, when fully implemented, could make loans for manufactured homes and RVs more difficult to obtain, resulting in fewer retail sales.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net sales and operating profit (loss) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales:
RV Segment	$390,678	$228,114	$122,052	$96,953
MH Segment	75,874	65,134	24,781	24,713
Total net sales	$466,552	$293,248	$146,833	$121,666

Operating profit (loss):
RV Segment	$37,997	$9,490	$11,104	$10,205
MH Segment	8,241	1,809	2,939	2,397
Total segment operating profit	46,238	11,299	14,043	12,602
Corporate	(5,814)	(4,930)	(1,870)	(1,752)
Goodwill impairment	-	(45,040)	-	-
Other items	403	(2,087)	526	463
Total operating profit (loss)	$40,827	$(40,758)	$12,699	$11,313

Effective with the first quarter of 2010, amortization of intangibles, which was previously reported on a separate line, has been included as part of segment operating (loss) profit. The segment disclosures from 2009 have been reclassified to conform to the current year presentation, as follows:

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

During the nine and three month periods ended September 30, 2009, the Company recorded $6.6 million and $0.5 million, respectively, of “extra” expenses resulting primarily from plant closings, staff reductions, increased bad debts, and obsolete inventory and tooling. These expenses were largely due to the unprecedented conditions in the RV and manufactured housing industries at that time. In addition, the Company recorded $45 million of charges for goodwill impairment during the first quarter of 2009. The Company did not incur “extra” expenses in the first nine months of 2010.

The following table reconciles cost of sales, selling, general and administrative expenses, goodwill impairment, operating (loss) profit, net (loss) income and net (loss) income per diluted share for the nine and three month periods ended September 30, 2009 to these same items before the “extra” expenses and charges for goodwill impairment. The Company finds this information useful in analyzing and reviewing the results of operations. This table is intended to provide investors this information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment to provide comparability between the nine and three month periods ended September 30, 2010 and 2009.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

(In thousands)	Nine Months Ended September 30, 2009			Three Months Ended September 30, 2009
	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
Cost of sales	$238,895	$(3,541)	$235,354	$93,692	$(986)	$92,706
Selling, general and administrative expenses	$50,331	$(3,030)	$47,301	$16,721	$517	$17,238
Goodwill impairment	$45,040	$(45,040)	$-	$-	$-	$-
Operating (loss) profit	$(40,758)	$51,611	$10,853	$11,313	$469	$11,782
Net (loss) income	$(26,957)	$33,406	$6,449	$7,189	$304	$7,493
Net (loss) income per diluted share	$(1.24)	$1.53	$0.29	$0.33	$0.01	$0.34

The following table reconciles RV Segment and MH Segment operating (loss) profit, goodwill impairment, other items, and operating (loss) profit for the nine and three month periods September 30, 2009 to these same items before the “extra” expenses and charges for goodwill impairment. The Company finds this information useful in analyzing and reviewing the results of operations. This table is intended to provide investors this information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment to provide comparability between the nine and three month periods ended September 30, 2010 and 2009.

(In thousands)	Nine Months Ended September 30, 2009			Three Months Ended September 30, 2009
	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
RV Segment operating profit	$9,490	$3,962	$13,452	$10,205	$949	$11,154
MH Segment operating profit	$1,809	$639	$2,448	$2,397	$(46)	$2,351
Goodwill impairment	$(45,040)	$45,040	$-	$-	$-	$-
Other items	$(2,087)	$1,970	$(117)	$463	$(434)	$29
Operating (loss) profit	$(40,758)	$51,611	$10,853	$11,313	$469	$11,782

Consolidated Highlights

•
Net sales in the third quarter of 2010 reached $147 million, 21 percent higher than the $122 million of net sales in the third quarter of 2009. This sales increase was largely the result of a 17 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary market. The RV Segment represented 83 percent of consolidated net sales in the 2010 third quarter. In addition, primarily as a result of new products, market share gains, and recent acquisitions, the Company’s product content for RVs increased 9 percent for the 12 months ended September 30, 2010, compared to the year-earlier period. Industry-wide production of manufactured homes in the third quarter of 2010 increased one percent from the third quarter of 2009.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of increases in RV dealer inventories during the fourth quarter of 2009 and the first quarter of 2010, seasonal industry trends have been different than in prior years. Due to the uncertain economic environment, seasonal trends over the next few quarters may continue to be different than historical norms.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s net sales for the month of October 2010 were $40 million, a 2 percent decline from the month of October 2009. In 2009, the Company’s fourth quarter sales were aided by RV dealer inventory restocking.

•
For the third quarter ended September 30, 2010, the Company reported net income of $8.0 million, or $0.36 per diluted share, compared to $7.2 million, or $0.33 per diluted share for the comparable period in 2009.

Results for the 2010 third quarter include an after tax non-cash gain of $0.6 million ($0.03 per diluted share) related to a required quarterly adjustment to previously estimated future earn-out payments on acquisitions. Each quarter the Company is required to re-evaluate the fair value of the liability for estimated earn-out payments based upon the projected timing and extent of future sales, as well as the discount rate. The third quarter re-evaluations resulted in a reduction in the fair value of such estimated liabilities, because the earn-out payments are projected to be made later than originally expected, which reduces the present value of the liability. Depending upon the discount rate and future sales of the products which are subject to earn-outs, the Company could record further adjustments in future periods.

The 2009 third quarter included $0.5 million ($0.02 per diluted share) of “extra” expenses, net of taxes, primarily due to plant consolidations related to unprecedented conditions in the RV and manufactured housing industries during that period.

•
Because so much has changed over the past year, the Company also finds it useful to compare the results for the current quarter to the most recently completed quarter.  Due to greater than normal seasonal decline in industry-wide production of RVs, the Company’s third quarter 2010 sales were $27 million below second quarter levels.  However, third quarter 2010 operating profit declined only $3 million from second quarter 2010 levels, or 12 percent of the sales decline.  This was better than the 20 percent incremental margin decline the Company would typically expect, primarily due to the $1 million pre-tax gain on the earn-out liability adjustment, and lower worker compensation and group insurance costs.

In addition, in an effort to retain key employees in preparation for 2011 production levels, management retained a larger workforce during the seasonal slowdown, but this additional cost was offset by significantly reducing overtime.

Raw material costs as a percent of sales in the third quarter of 2010 were consistent with the second quarter of 2010. After increasing as much as 50 percent during the first part of 2010, steel, aluminum and ABS resin prices began to level off in the latter part of the second quarter of 2010. During the third quarter of 2010, steel prices generally remained constant, however the cost of aluminum and certain other raw materials increased. The Company anticipates that raw material costs as a percent of sales during the fourth quarter of 2010 will be consistent with the third quarter of 2010.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
During the first nine months of 2010, the Company completed the acquisition of three businesses, for aggregate cash consideration of $21.9 million paid at closing, and licensed the rights to use a patent for $0.3 million. In addition, contingent earn-out could be paid over approximately the next 6 years depending upon the level of sales generated from certain of the acquired products. These acquisitions included a series of new patent-pending RV products, including an innovative wall slide-out mechanism, new leveling devices, a new power roof lift for tent campers, and an advanced remote locking system for entry doors, as well as an operation with the capability to customize standard chassis for motorhomes, transit buses and specialized commercial trucks.

RV Segment – Third Quarter

RV Segment net sales in the third quarter of 2010 increased 26 percent compared to the 2009 third quarter.  Drew’s sales growth exceeded the 17 percent increase in industry-wide wholesale production of travel trailers and fifth-wheel RVs, largely due to the Company’s market share gains and new product introductions, as well as growth in aftermarket sales.

The Company’s RV Segment sales of replacement parts in the aftermarket for existing RVs were approximately $11 million for the twelve months ended September 30, 2010, an increase of 23 percent from the twelve months ended September 30, 2009. The Company is increasing its efforts to gain market share in sales of replacement parts in the aftermarket.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of  components for the different types of RVs produced for the twelve months ended September 30, divided by the industry-wide wholesale shipments of the different types of RVs for the twelve months ended September 30, was approximately:

	2010	2009	Change
Content per Travel Trailer and Fifth-Wheel RV	$2,196	$2,023	9%
Content per Motorhome	$540	$532	2%
Content per Travel Trailer, Fifth-Wheel and Motorhome	$2,017	$1,889	7%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries. In the third quarter of 2010, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to other industries. This refinement had no impact on total RV Segment sales or trends of content per unit. Prior periods have been reclassified to conform to this presentation.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry-wide wholesale shipments for the twelve months ended September 30, were as follows:

	2010	2009	Change
Travel Trailer and Fifth-Wheel RVs	197,600	120,800	64%
Motorhomes	24,000	11,900	102%
Total Travel Trailers, Fifth-Wheels and Motorhomes	221,600	132,700	67%

RV Segment operating profit in the third quarter of 2010 increased $0.9 million compared to the same period in 2009. This operating profit increase was 4 percent of the increase in net sales, significantly less than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in the third quarter of 2010 was negatively impacted by:

•
Volatile raw material costs. Raw material costs as a percent of sales were two percent higher than during the third quarter of 2009, when raw material costs were unusually low. Raw material costs remained low during the fourth quarter of 2009. After increasing as much as 50 percent during the first part of 2010, steel, aluminum and ABS resin prices began to level off in the latter part of the second quarter of 2010. During the third quarter of 2010, steel prices generally remained constant, however the cost of aluminum and certain other raw materials increased. The Company anticipates that raw material costs as a percent of sales during the fourth quarter of 2010 will be consistent with the third quarter of 2010.

•
Approximately $1 million of excess production costs incurred as a result of greater than anticipated increases in demand in certain product lines. Significant steps to control these costs have been implemented, including adding production capacity, and improving production flow and material usage.

•
Higher incentive compensation compared to the third quarter of 2009, when incentive compensation was lower than normal because 2009 year-to-date operating profit for certain operations was below the pro-rata portion of previously established annual incentive compensation hurdles.

•	Higher than average warranty costs as a percent of sales in the third quarter of 2010, as compared to lower than average warranty costs as a percent of sales in the third quarter of 2009.

Partially offset by:

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $25 million larger sales base.

•	Lower overtime.

•
In the third quarter of 2009, the Company had $0.9 million of “extra” expenses related primarily to equipment write-downs, largely due to the unprecedented conditions in the manufactured housing industry at that time.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

At September 30, 2010, the Company had $3.8 million of other intangible assets related to its marine and leisure operation, which sells trailers and related trailer axles for small and medium-sized boats. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout this period, the Company conducted an impairment analysis on these operations, and the estimated fair value of these operations continues to exceed the corresponding book values, thus no impairment has been recorded. A continued downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for the related other intangible assets in the future.

RV Segment – Year to Date

Net sales of the RV Segment in the first nine months of 2010 increased 71 percent, or $163 million, compared to the same period of 2009. Drew’s sales growth exceeded the 59 percent increase in industry-wide wholesale production of travel trailers and fifth-wheel RVs, largely due to the Company’s market share gains and new product introductions, as well as growth in aftermarket sales.

Operating profit of the RV Segment was $38.0 million in the first nine months of 2010, an improvement of $28.5 million compared to the same period of 2009, largely due to the $163 million increase in sales. The Company incurred $4.0 million of “extra” expenses in the first nine months of 2009 related to plant closings, staff reductions, increased bad debts, equipment write-downs, and obsolete inventory and tooling, largely due to the unprecedented conditions in the RV industry at that time. Excluding these “extra” expenses, the Company’s RV Segment operating profit increased $24.5 million from the same period last year. This adjusted increase in RV Segment operating profit was 15 percent of the increase in net sales, less than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in the first nine months of 2010 was negatively impacted by:

•
Approximately $3 million of excess production costs incurred as a result of greater than anticipated increases in demand in certain product lines. Significant steps to control these costs have been implemented, including adding production capacity, and improving production flow and material usage.

•
Higher incentive compensation compared to the first nine months of 2009, when incentive compensation was lower than normal because 2009 year-to-date operating profit for certain operations was below the pro-rata portion of previously established annual incentive compensation hurdles.

•	Higher severance costs.

Partially offset by:

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $163 million larger sales base.

•	Lower health insurance costs and bad debt expense.

•	Improved operating efficiencies in certain product lines due to the increase in sales, partially offset by higher overtime costs.

•
Volatile raw material costs. Raw material costs during the nine months ended September 30, 2010 were lower than during the first nine months of 2009, although such costs were higher than during the second half of 2009, when raw material costs were unusually low. After increasing as much as 50 percent during the first part of 2010, steel, aluminum and ABS resin prices began to level off in the latter part of the second quarter of 2010. During the third quarter of 2010, steel prices generally remained constant, however the cost of aluminum and certain other raw materials increased. The Company anticipates that raw material costs as a percent of sales during the fourth quarter of 2010 will be consistent with the third quarter of 2010.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – Third Quarter

Net sales of the MH Segment in the third quarter of 2010 were consistent with the third quarter of 2009. While industry-wide shipments of manufactured homes in the third quarter of 2010 increased one percent compared to the same period last year, industry-wide shipments of larger, multi-section homes, in which the Company has more content, declined eight percent, while smaller single-section homes increased 18 percent. The impact of this industry-wide shipments decline in multi-section homes on MH Segment sales was largely offset by increased sales of replacement parts in the aftermarket.

The Company’s MH Segment sales of replacement parts in the aftermarket, primarily comprised of windows, doors and thermoformed bath products, were approximately $16 million for the twelve months ended September 30, 2010, an increase of 32 percent from the twelve months ended September 30, 2009. The Company is increasing its efforts to gain market share in sales of replacement parts in the aftermarket.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. Content per manufactured home and content per floor are also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for manufactured homes produced for the twelve months ended September 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the twelve months ended September 30, was approximately:

	2010	2009	Change
Content per Home Produced	$1,391	$1,397	0%
Content per Floor Produced	$857	$854	0%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket, and sales to other industries. In the third quarter of 2010, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to other industries. This refinement had no impact on total MH Segment sales or trends of content per unit. Prior periods have been reclassified to conform to this presentation.

According to the IBTS, industry-wide wholesale shipments for the twelve months ended September 30, were as follows:

	2010	2009	Change
Total Homes Produced	51,900	54,200	(4)%
Total Floors Produced	84,100	88,600	(5)%

MH Segment operating profit in the third quarter of 2010 increased $0.5 million compared to the same period in 2009, despite level sales. This profit improvement was primarily the result of lower overhead and administrative costs.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – Year to Date

Net sales of the MH Segment for the first nine months of 2010 increased 16 percent, or $11 million, from the same period of 2009. This increase was significantly better than the six percent increase in industry-wide wholesale shipments of manufactured homes, largely as a result of new products, market share gains and increased sales of replacement parts to the aftermarket, partially offset by customer mix.

Operating profit of the MH Segment was $8.2 million in the first nine months of 2010, an improvement of $6.4 million compared to the same period of 2009, partly due to the $11 million increase in net sales. In the first nine months of 2009, the Company had $0.6 million of “extra” expenses related to plant closings, staff reductions, increased bad debts and obsolete inventory, largely due to the unprecedented conditions in the manufactured housing industry at that time.

The operating margin of the MH Segment in the first nine months of 2010 was positively impacted by:

•	Lower health insurance costs and bad debt expense.

•	The spreading of fixed manufacturing and selling, general and administrative costs over an $11 million larger sales base.

•	Improved operating efficiencies due to the increase in sales.

•	Implementation of cost-cutting measures.

•
Volatile raw material costs. Raw material costs during the nine months ended September 30, 2010 were lower than during the first nine months of 2009, although such costs were higher than during the second half of 2009, when raw material costs were unusually low. After increasing as much as 50 percent during the first part of 2010, steel, aluminum and ABS resin prices began to level off in the latter part of the second quarter of 2010. During the third quarter of 2010, steel prices generally remained constant, however the cost of aluminum and certain other raw materials increased. The Company anticipates that raw material costs as a percent of sales during the fourth quarter of 2010 will be consistent with the third quarter of 2010.

Partially offset by:

•
Higher incentive compensation compared to the first nine months of 2009, when incentive compensation was lower than normal because 2009 year-to-date operating profit for certain operations was below the pro-rata portion of previously established annual incentive compensation hurdles.

•	Higher severance costs.

•	Higher transportation costs.

Corporate

Corporate expenses for the first nine months of 2010 and the third quarter of 2010 increased $0.9 million and $0.1, respectively, relative to comparable periods in 2009, due primarily to an increase in performance-based compensation as a result of higher profits.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Goodwill Impairment

During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry-wide wholesale shipments of RVs and manufactured homes, the Company conducted an impairment analysis of the goodwill of each of its reporting units. The fair value of each reporting unit was estimated with a discounted cash flow model utilizing internal forecasts and observable market data, to the extent available, to estimate future cash flows, using a weighted average cost of capital of 16.5 percent. The forecast included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for each reporting unit.

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

Other Non-Segment Items

Other non-segment items include the following (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Selling, general and administrative expenses:
Legal	$(131)	$(376)	$(64)	$(31)
Net loss on sold facilities and write-downs to estimated current fair value of facilities to be sold	(446)	(2,241)	(280)	(114)
Other	205	157	18	435
Net gain on insurance claim	859	-	457	-
Incentive compensation impact of other non-segment items	(85)	113	(20)	113
Earn-outs fair value adjustment	1,040	-	934	-
Earn-outs accretion	(1,118)	-	(598)	-
Other income from the collection of a previously reserved note	79	260	79	60
	$403	$(2,087)	$526	$463

Taxes

The tax rate for the first nine months of 2010 was 38.8 percent, consistent with the 38.5 percent rate for all of 2009, excluding the impact of the goodwill impairment charge. The tax rate for the third quarter of 2010 was 37.0 percent, lower than the 39.5 percent for the first six months of 2010 due primarily to the expiration of certain state and federal tax statute of limitations. The full year 2010 effective tax rate is expected to be approximately 38 percent to 39 percent.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Interest Expense, Net

Interest expense for the first nine months of 2010 was $0.2 million, primarily consisting of commitment and letter of credit fees under the line of credit. Interest expense is partially offset by interest income. Interest income in 2010 on the Company’s $57.2 million of cash and investments is not significant, due to low interest rates and the Company’s policy of investing in only extremely safe investments.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the nine months ended September 30, (in thousands):

	2010	2009
Net cash flows provided by operating activities	$20,418	$45,075
Net cash flows used for investing activities	(31,291)	(4,689)
Net cash flows used for financing activities	(279)	(4,146)
Net (decrease) increase in cash	$(11,152)	$36,240

Cash Flows from Operating Activities

Net cash flows from operating activities in the first nine months of 2010 of $20.4 million were $24.7 million lower than the $45.1 million in the first nine months of 2009 as a result of:

•
A $16.7 million increase in inventories in the first nine months of 2010, compared to a $38.1 million decrease in the first nine months of 2009. During 2009, the Company reduced inventory through consumption of higher priced inventory on hand, and reduced inventory purchases. As a result of the 59 percent increase in net sales for the first nine months of 2010, the Company increased inventory balances by $16.7 million during the same period. Inventory turnover reached approximately seven turns at September 30, 2010, compared to four turns at September 30, 2009.

Partially offset by:

•	An increase in after-tax operating results in the first nine months of 2010.

•
An $18.8 million increase in accounts payable, accrued expenses and other liabilities in the first nine months of 2010, compared to an increase of $3.6 million in the first nine months of 2009, due largely to the timing of payments for inventory purchases. Accounts payable at September 30, 2009 was lower than at September 30, 2010, primarily due to significantly reduced purchases during the third quarter of 2009 in an effort to decrease inventories. In addition, accrued liabilities and taxes payable increased in 2010 due to the increase in sales, production and earnings.

Depreciation and amortization was $12.7 million in the first nine months of 2010, and is expected to aggregate $17 million for the full year 2010 and approximately $16 million in 2011. Non-cash stock-based compensation was $2.7 million in the first nine months of 2010, and is expected to be approximately $4 million for the full year.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Investing Activities

Cash flows used for investing activities of $31.3 million in the first nine months of 2010 included acquisitions of businesses of $21.9 million and capital expenditures of $7.7 million, both of which were paid from available cash. The Company estimates that capital expenditures will be $11 million to $13 million in 2010, and are expected to be funded by cash flows from operations. Further, the Company estimates that capital expenditures will be $10 million to $12 million in 2011. However, certain capital projects included in the 2010 capital expenditure forecast may not be completed until next year, which would cause the estimate for 2011 to increase. Additional capital expenditures may be required in 2011 depending on the extent of sales growth and other initiatives by the Company.

During the first nine months of 2010, the Company purchased $21.0 million of short-term U.S. Treasury Bills not classified as cash equivalents, and received $18.0 million from the maturity of short-term U.S. Treasury Bills not classified as cash equivalents. The Company’s priorities for its cash are liquidity and security. The Company has chosen to invest in short-term U.S. Treasury Bills primarily due to the high levels of security and liquidity provided by these instruments.

Cash and investments consisted of the following at September 30, 2010 (in thousands):

Cash in bank	$8,164
Money Market – Wells Fargo	14,031
Money Market – JPMorgan Chase	12,018
Treasury bills – cash equivalents	7,000
Total cash and cash equivalents	41,213
Treasury bills – short-term investments	15,993
Total cash and investments	$57,206

At September 30, 2010, the Company was attempting to sell four owned facilities and vacant land with an aggregate carrying value of $3.1 million, which were not being used in production. Additionally, the Company has leased to third parties four owned facilities with a combined carrying amount of $8.8 million, for one to five year terms, for a combined rental income of $78,000 per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to the owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. The purchase price was $20.0 million paid at closing from available cash, plus earn-outs depending on future unit sales of these products in excess of pre-established hurdles over approximately the next five years. At September 30, 2010, the Company has recorded a $9.7 million liability for the present value of the estimated earn-out payments.

On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing from available cash, plus an earn-out depending on future unit sales of the leveling system in excess of pre-established hurdles over the next six years. At September 30, 2010, the Company has recorded a $1.4 million liability for the present value of the estimated earn-out payments.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash flows used for investing activities of $4.7 million in the first nine months of 2009 included capital expenditures of $1.9 million, the purchase of $2.0 million of short-term U.S. Treasury Bills, the acquisition of the patents for the QuickBite CouplerTM, and other intellectual properties and assets. The minimum aggregate purchase price in the QuickBite acquisition was $0.5 million, of which $0.3 million was paid at closing and the balance was paid on May 15, 2010, plus an earn-out depending on future unit sales of the product. At September 30, 2010, the Company has recorded a $0.6 million liability for the present value of the estimated earn-out payments.

Cash Flows from Financing Activities

Cash flows used for financing activities for the first nine months of 2010 were not significant. At September 30, 2010, the Company had no debt outstanding.

Cash flows used for financing activities for the first nine months of 2009 of $4.1 million were primarily due to net debt payments of $8.7 million offset by $4.6 million received from the exercise of stock options.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2010), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2010) depending on the Company’s performance and financial condition. The Credit Agreement expires December 1, 2011. At September 30, 2010, the Company had availability of $44.5 million as there were $5.5 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. The facility expires November 25, 2011. In June 2009, the Company paid in full the remaining outstanding Senior Promissory Notes before their scheduled maturity date.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined; provided however, that if the Company’s trailing twelve-month EBITDA is less than $50 million, the maximum leverage ratio covenant declines to 1.25 times the trailing twelve-month EBITDA. At September 30, 2010, the Company’s trailing twelve month EBITDA exceeded $50 million and, as a result, the maximum leverage ratio covenant in both the line of credit and “shelf-loan” facilities was 2.5 times the trailing twelve month EBITDA. At September 30, 2010, the maximum leverage ratio debt covenant limits the remaining availability under these facilities to $160.2 million. The $57.2 million in cash and short-term investments at September 30, 2010, together with the borrowing availability under the line of credit and “shelf-loan” facility, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements, and no borrowings under these facilities are expected.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Pursuant to the Credit Agreement and Senior Promissory Notes, the Company is required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2010, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

The $50.0 million line of credit is scheduled to expire December 1, 2011.  The Company is currently discussing a new five-year line of credit with JPMorgan Chase and Wells Fargo, and expects the new line of credit to be completed by the end of 2010.  The uncommitted “shelf-loan” facility with Prudential is also expected to be extended at the same time.

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. An additional 24,381 shares at an average cost of $19.00 per share, or $0.5 million, were repurchased during the third quarter of 2010. The aggregate cost of repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile, and after rising significantly during the first part of 2010, began to level off in the latter part of the second quarter of 2010. During the third quarter of 2010, steel prices generally remained constant, however the cost of aluminum and certain other raw materials increased. The Company did not experience any significant increase in its labor costs in the first nine months of 2010 related to inflation.

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

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and steel-based components, vinyl, aluminum, glass and ABS resin) and other components, availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles (“RVs”), availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, the disposition into the market by the Federal Emergency Management Agency (“FEMA”), by sale or otherwise, of RVs or manufactured homes purchased by FEMA, changes in zoning regulations for manufactured homes, sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention and concentration of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2010, the Company had no outstanding borrowings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 or subsequent to the date the Company completed its evaluation, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls at Lippert have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last several quarters, the Company implemented certain significant functions of the ERP software and business process changes at Kinro. Implementation of additional functions of the ERP software and business process changes are planned at Kinro for the balance of 2010 and the first half of 2011. The Company also anticipates that it will continue to implement additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled, as amended, Gonzalez and Royalty vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skyline Homes Inc. (Case No. CV06-08233). See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2009.

The case purported to be a class action. During the course of the proceeding, the Court dismissed six claims asserted by the named plaintiffs.  On September 30, 2010, the Court dismissed the named plaintiffs’ seventh and final claim, concluding that plaintiffs had not demonstrated that they suffered any injury, and therefore did not have standing to bring a claim under the California Unfair Competition Law.  Plaintiffs have until November 22, 2010 to appeal.

Plaintiffs alleged that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, and sold under the name “Better Bath” for use in manufactured homes, failed to comply with certain safety standards relating to flame spread established by the U.S. Department of Housing and Urban Development (“HUD”).  Plaintiffs alleged, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

Plaintiffs sought to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs’ attorneys fees.  The Company’s liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

Kinro conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, test results, testing procedures, and the use of labels.  In addition, at Kinro’s initiative, independent laboratories conducted multiple tests on materials used by Kinro in the manufacture of bathtubs, the results of which tests indicate that Kinro’s bathtubs are in compliance with HUD regulations.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  All such matters are subject to uncertainties and outcomes that are not predictable with assurance.  While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2010, would not be material to the Company’s financial position or annual results of operations.

Item 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2010, except as noted below.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

We were involved in certain litigation, which, if decided against us, could have had a material adverse effect on our financial condition.

At December 31, 2009, a case was pending against Kinro, purporting to be a class action, in which it was alleged that certain bathtubs manufactured by Kinro for use in manufactured homes failed to comply with certain safety standards relating to flame spread. Kinro denied the allegations, vigorously defended against the claims and, based on extensive investigation, consistently maintained that the bathtubs were in compliance with applicable regulations. During the course of the proceeding, the Court dismissed six claims asserted by the named plaintiffs.  On September 30, 2010, the Court dismissed the named plaintiffs’ seventh and final claim, concluding that plaintiffs had not demonstrated that they suffered any injury, and therefore did not have standing to bring a claim under the California Unfair Competition Law.  Plaintiffs have until November 22, 2010 to appeal.  Further detail regarding the litigation is provided in this Form 10-Q in Part II Item 1. “Legal Proceedings.”

The loss of any customer accounting for more than 10 percent of our consolidated net sales, and the consolidation of customers in our industry, could have a material adverse impact on our operating results.

In the third quarter of 2010, our largest customer acquired our third largest customer.  Combined for the first nine months of 2010, these customers represented 42 percent of our consolidated sales.

The concentration of sales of our products to fewer customers as a result of consolidation of manufacturers in the industries we serve could adversely impact our operating results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 - 30, 2010	24,381	$19.00	24,381	528,219

On November 29, 2007, the Company announced a stock repurchase of up to 1,000,000 shares, of which 471,781 shares have been repurchased at an average price of $18.60 per share, or $8.8 million in total.

 The aggregate cost of the repurchases during the third quarter of 2010 in the amount of $0.5 million was funded from the Company’s available cash.

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
November 8, 2010