Form 10-K
period 2010-12-31
DREW INDUSTRIES INC
filed 2011-03-11
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13646

DREW INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

200 Mamaroneck Ave.	10601
White Plains, New York	(Zip Code)
(Address of principal executive offices)

(914) 428-9098
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.  Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $389,395,000. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 28, 2011) was 22,054,026 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement with respect to the 2011 Annual Meeting of Stockholders to be held on May 18, 2011 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

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

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and steel-based components, vinyl, aluminum, glass and ABS resin) and other components, availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles (“RVs”), availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, changes in zoning regulations for manufactured homes, sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention and concentration of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, national and regional economic conditions and consumer confidence affect the retail sale of RVs and manufactured homes.

PART I

Item 1.  BUSINESS.

Summary

Drew Industries Incorporated (“Drew” or the “Company” or the “Registrant”) has two reportable operating segments: the recreational vehicle (“RV”) products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 83 percent of consolidated net sales for 2010, and the MH Segment accounted for 17 percent of consolidated net sales for 2010. More than 90 percent of the Company’s RV Segment net sales were of products for travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, and sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, as well as axles for specialty trailers. Drew’s operations are conducted through its wholly-owned subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”), each of which has operations in both the RV Segment and the MH Segment.

Over the last ten years, the Company acquired a number of manufacturers of products for RVs, manufactured homes, and specialty trailers, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2010, the Company operated 25 manufacturing facilities in 11 states, and achieved consolidated net sales of $573 million for the year.

The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York 10601; telephone number (914) 428-9098; website www.drewindustries.com; e-mail drew@drewindustries.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports) filed with the SEC as soon as reasonably practicable after such materials are electronically filed.

Recent Developments

Sales and Profits

In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the improvement in our operations during 2010, following the substantial decline in sales in both the RV Segment and the MH Segment during the recession beginning in 2008, and continuing through the first half of 2009.

Our net sales for 2010 reached $573 million, 44 percent higher than the $398 million of net sales for 2009. This sales increase was largely the result of the 44 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary market. In addition, primarily as a result of new products, market share gains, and recent acquisitions, the Company’s product content for RVs increased 8 percent in 2010, compared to 2009. The Company’s RV Segment represented 83 percent of consolidated net sales in 2010. The Company also increased its sales of aftermarket replacement components for both RVs and manufactured homes. Industry-wide production of manufactured homes in 2010 increased 1 percent from 2009.

For 2010, the Company reported net income of $28.0 million, or $1.26 per diluted share. For 2009, the Company reported a net loss of $24.1 million, or ($1.10) per diluted share. As reported in 2009, excluding a goodwill impairment charge of $29.4 million, net of taxes, or ($1.34) per diluted share, net income for 2009 was $5.2 million, or $0.24 per diluted share. During 2009, the Company also incurred expenses totaling $5.5 million, net of taxes, or ($0.25) per diluted share, resulting from plant closings and start-ups, staff reductions and relocations, increased bad debts, and obsolete inventory and tooling, largely due to the unprecedented conditions in the RV and manufactured housing industries.

In February 2011, the Recreational Vehicle Industry Association (“RVIA”) published its latest forecast of industry-wide wholesale shipments for 2011, which projects a 9 percent increase in the wholesale shipments of travel trailers and fifth-wheel RVs as compared to 2010. Assuming no change in dealer inventories, this projection implies a 17 percent increase in retail activity in 2011. There is no assurance that these RV industry-wide wholesale shipments or retail sales levels will be achieved. There are no industry forecasts for the manufactured housing industry.

Cash Dividend

On December 28, 2010, the Company paid a special cash dividend of $1.50 per share to holders of record of its Common Stock on December 20, 2010, or an aggregate of $33 million.

Acquisitions

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, Inc. and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. Home-Style’s sales for 2010 were $12 million. The purchase price was $7.3 million paid at closing from available cash.

On August 30, 2010, the Company acquired the operating assets of Sellers Mfg., Inc., which modifies chassis primarily for producers of Class A and Class C motorhome RVs, transit buses, and specialized commercial trucks. In addition, Sellers manufactures the patented E-Z Cruise™, a suspension enhancement system for transit buses and Class C motorhomes, which improves the vehicle’s ride performance. Sellers had annualized sales of less than $1 million prior to the acquisition. The purchase price was $0.5 million, paid at closing from available cash.

On August 30, 2010, the Company acquired by license the exclusive right to manufacture and sell the patent-pending RVLOCKTM, a remotely operated locking system for towable RV entry doors, for $0.3 million, plus a royalty based on sales.

On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. Schwintek had annualized sales of approximately $5 million prior to the acquisition. The purchase price was $20.0 million, paid at closing from available cash. In addition, the Company will pay earn-outs depending on future unit sales of the acquired products in excess of pre-established hurdles over approximately the next five years. Two of the products have a maximum aggregate earn-out of $12.7 million, which the Company estimates will be achieved. The remaining products do not have a maximum; however, at December 31, 2010, the Company estimated the aggregate earn-out payments would be $1.5 million to $2.0 million for these products.

On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The seller had annualized sales of this product of approximately $1 million prior to the acquisition. The purchase price was $1.4 million, paid at closing from available cash. In addition, the Company will pay an earn-out depending on future unit sales of the leveling system in excess of pre-established hurdles over the next six years. The earn-out does not have a maximum; however, at December 31, 2010, the Company estimated the aggregate earn-out payments would be $2.0 million to $2.5 million.

Liquidity

At December 31, 2010, after payment of the special dividend, and the $21.9 million of cash consideration for acquisitions during 2010, the Company had $43.9 million of cash and investments, no debt and substantial available borrowing capacity.

On February 24, 2011, the Company entered into a four-year extension of its existing $50 million revolving line of credit facility with JPMorgan Chase and Wells Fargo, which now expires in January 2016. Simultaneously, the Company completed a three-year renewal of its uncommitted “shelf-loan” facility with Prudential Capital Group, which now expires in February 2014, and increased that facility from $125 million to $150 million.

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. An additional 53,879 shares were repurchased during 2010 at an average price of $19.27 per share, or $1.0 million. The aggregate cost of such repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components used in the production of RVs, primarily travel trailers and fifth-wheel RVs, including:

•	Towable steel chassis	•	Aluminum windows and screens
•	Towable axles and suspension solutions	•	Chassis components
•	Slide-out mechanisms and solutions	•	Furniture and mattresses
•	Thermoformed bath, kitchen and	•	Entry and baggage doors
	other products	•	Entry steps
•	Toy hauler ramp doors	•	Other towable accessories
•	Manual, electric and hydraulic stabilizer and lifting systems	•	Patio Doors

The Company also supplies certain of these products as replacement parts to the RV aftermarket.

In 2010, the RV Segment represented 83 percent of the Company's consolidated net sales, and 82 percent of consolidated segment operating profit. More than 90 percent of the Company’s RV Segment net sales are of products used in travel trailers and fifth-wheel RVs. The balance represents sales of components for motorhomes and mid-size buses, as well as sales of specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment, and axles for specialty trailers.

Raw materials used by the Company's RV Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products. The Company's RV Segment operations are conducted at 16 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 5 also conduct operations in the Company's MH Segment. See Item 2. “Properties.”

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO) and Forest River (a subsidiary of Berkshire Hathaway, symbol: BRKA).

The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal products (i) it is the leading supplier of windows and doors for towable RVs, and the Company’s market share for most of its towable RV window and door products exceeds 80 percent; (ii) the two leading suppliers of RV chassis and chassis parts are the Company and Dexter, a division of Tomkins plc, and the Company's market share for RV chassis, chassis parts and slide-out mechanisms for travel trailers and fifth-wheel RVs is approximately 75 percent; (iii) the leading suppliers of axles for towable RVs are the Company, Al-Ko Kober and Dexter, and the Company’s market share for axles for towable RVs is approximately 50 percent; and (iv) its market share for upholstered furniture for RVs is approximately 25 percent, and the Company competes with several other manufacturers.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MH Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a number of components for new manufactured homes and, to a lesser extent, modular housing and office units, including:

•	Vinyl and aluminum windows and screens	•	Steel chassis
•	Thermoformed bath and kitchen products	•	Steel chassis parts
•	Axles	•	Steel and fiberglass entry doors
•	Aluminum and vinyl patio doors

The Company also supplies windows, doors, and thermoformed bath products as replacement parts to the manufactured housing aftermarket.

In 2010, the MH Segment represented 17 percent of the Company's consolidated net sales, and 18 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both manufactured homes and modular homes. As a result, the Company is not always able to determine in which type of home its products are installed. The MH Segment also supplies related products to other industries, representing less than 4 percent of sales of this segment.

Raw materials used by the Company's MH Segment, consisting primarily of steel (coil, sheet and I-beam), extruded aluminum and vinyl, glass, and ABS resin, are available from a number of sources, both domestic and foreign.

Operations of the Company's MH Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company's MH Segment operations are conducted at 14 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 5 also conduct operations in the Company's RV Segment. See Item 2. “Properties.”

The Company's manufactured housing products are sold primarily to major builders of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway, symbol: BRKA), Cavco Industries, Inc. (symbol: CVCO), and Skyline Corporation (symbol: SKY) and, to a lesser extent, to distributors of aftermarket products.

The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal products (i) it is the leading supplier of windows for manufactured homes, and the Company's market share for windows and screens exceeds 80 percent; (ii) the Company's manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, most of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 20 percent; and (iii) the Company’s thermoformed bath and kitchen unit operation competes with three other manufacturers of bath and kitchen units, and the Company’s market share for bath and kitchen products in the product lines the Company supplies is approximately 60 percent.

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

The Company has several supply agreements or other arrangements with certain of its customers that provide for prices of various products to be fixed for periods generally not in excess of eighteen months; however, in certain cases the Company has the right to renegotiate the prices on sixty-days notice. Both the RV Segment and the MH Segment typically ship products on average within one to two weeks of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories since the fourth quarter of 2009, seasonal industry trends have been different than in prior years.

Capacity

In 2010, the Company’s facilities operated at an average of approximately 50 percent of their practical capacity, and typically ran one shift of production per day. Due to seasonal demand, capacity utilization varies during the year. Capacity utilization also varies significantly by product line and geographic region.

During the second and third quarters of 2010, the Company experienced greater than anticipated increases in demand for certain products. In order to increase production, the Company incurred substantial overtime costs, employed temporary workers, and increased the number of shifts, all of which created inefficiencies, and, as a result, approximately $3 million of excess production costs were incurred. Significant steps to control these costs have been implemented, including adding production capacity, and improving production flow and material usage. The Company believes it has the ability to substantially increase production should demand increase further in the RV or manufactured housing industries.

At December 31, 2010, the Company operated 25 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2010 were $10.1 million. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management to help ensure it can maintain a high level of production efficiencies throughout its operations.

Intellectual Property

The Company holds several United States patents and patent applications that relate to various products sold by the Company, and has granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments. The Company believes that its patents are valuable, and vigorously protects its patents when appropriate.

From time to time, the Company has received notices that it may be infringing certain patent rights of others, and the Company has given notices to others that they may be infringing certain patent rights of the Company. The Company has asserted patent infringement claims against others, however, no litigation is currently pending as a result of these claims.

Regulatory Matters

Windows and entry doors produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the United States Department of Housing and Urban Development (“HUD”) and by the American Architectural Manufacturers Association relating to air and water infiltration, structural integrity, thermal performance, emergency exit conformance, and hurricane resistance. Certain of the Company’s products must also comply with the International Code Council standards, such as the IRC (International Residential Code), the IBC (International Building Code), and the IECC (International Energy Conservation Code) as well as state and local building codes. Thermoformed bath products manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD.

Windows and doors produced by the Company for the RV industry are regulated by the United States Department of Transportation Federal Highway Administration (“DOT”) and the National Highway Traffic Safety Administration (“NHTSA”) division of the DOT governing safety glass performance, egressability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation.

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles and equipment must comply with regulations promulgated by the Federal Motor Vehicle Safety Standards relating to lighting, braking, wheels, tires and other vehicle systems.

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

Upholstered products and mattresses produced by the Company for motorized RVs must comply with Federal Motor Vehicle Safety Standards promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for motorized and towable RVs must comply with regulations promulgated by the Consumer Products Safety Commission regarding flammability. Plywood, particleboard and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the RVIA.

The Company believes that it is currently operating in compliance with applicable laws and regulations and has made reports and submitted information as required. The Company does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company's operations, financial condition or competitive position.

The Company’s operations are also subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material adverse impact on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2010 was 3,016, compared to 3,054 at December 31, 2009 and 2,223 at December 31, 2008. Of the total at December 31, 2010, 2,575 were in manufacturing and product research and development, 143 in transportation, 29 in sales, 68 in customer support and servicing, and 201 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 1A.  RISK FACTORS.

Industry Risk Factors

Economic and business conditions beyond our control have had a significant adverse impact on our earnings, and could negatively impact our future results.

Our net sales in 2009 fell 22 percent compared to 2008, which adversely impacted our operating results. We attributed this 2009 decline to a combination of factors, including the weak economy and resulting recession, tight credit, reduced availability of home equity credit lines, high unemployment, low consumer confidence, and the deterioration in the real estate and mortgage markets. As a result of these conditions, during 2009 dealers reduced inventories and consumers were cautious about making purchases of discretionary “big-ticket” items such as RVs and manufactured homes. Although these conditions abated somewhat during 2010, and our net sales in 2010 increased 44 percent compared to 2009, if the severity of these conditions resumes or worsens in the future, our earnings could be significantly impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The long-term decline in the retail demand and wholesale production of manufactured homes has reduced the demand for our manufactured housing products. Our annual results of operations could decline if manufactured housing industry conditions worsen.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and manufactured homes, which would cause reduced production of RVs and manufactured homes by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and manufactured homes generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. Reduction in the availability of floor-plan financing has caused, and would cause, many dealers to reduce inventories of RVs and manufactured homes, which would result in reduced production of RVs and manufactured homes, resulting in reduced demand for our products.

Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at deep discounts. Such sales would cause a decline in orders for new inventory, which would reduce demand for our products.

Conditions in the credit market could limit the ability of consumers to obtain financing for RVs and manufactured homes, resulting in reduced demand for our products.

As a result of the recession and the factors leading to it, there have been significant changes in the lending practices of financial institutions, and many lenders have severely restricted loan availability. Limitations on the availability of financing for RVs and manufactured homes has limited, and could continue to limit, the ability of consumers to purchase RVs and manufactured homes, resulting in reduced production of RVs and manufactured homes by our customers, and therefore reduced demand for our products.

Limited availability of financing for manufactured homes, and higher costs of financing, limits the ability of consumers to purchase manufactured homes, which would result in reduced demand for our products.

Loans used to finance the purchase of manufactured homes usually have shorter terms and higher interest rates, and are more difficult to obtain than mortgages for site-built homes. Historically, lenders required higher down payment, higher credit scores and other criteria for these loans. Current lending criteria are even higher, and many potential buyers of manufactured homes may not qualify.

The availability, cost, and terms of these loans are also dependent on economic conditions, lending practices of financial institutions, governmental policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced production of manufactured homes by our customers, and therefore reduced demand for our products.

Excess inventories at dealers and manufacturers can cause a decline in the demand for our products.

In response to a decline in retail sales of RVs and manufactured homes, dealers and manufacturers of RVs and manufactured homes could accumulate excess unsold inventory. Existence of excess inventory has caused, and would cause, a reduction in orders for new RVs and manufactured homes, which would cause a decline in demand for our products.

High levels of repossessions of manufactured homes and RVs could cause manufacturers to reduce production of new manufactured homes and RVs, resulting in reduced demand for our products.

Repossessed manufactured homes and RVs are resold by lenders, often at substantially reduced prices, which reduces the demand for new manufactured homes and RVs. Economic conditions have resulted, and could continue to result, in loan defaults and cause high levels of repossessions, which would cause manufacturers to reduce production of new manufactured homes and RVs, resulting in reduced demand for our products.

Gasoline shortages, or high prices for gasoline, could lead to reduced demand for our products.

Travel trailer and fifth-wheel RVs, components for which represent more than 90 percent of our RV Segment net sales, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which would result in reduced demand for fifth-wheel RVs and travel trailers, and therefore reduced demand for our products.

The manufactured housing industry has been experiencing a significant decline in shipments, which may continue.

Our MH Segment, which accounted for 17 percent of consolidated net sales for 2010, operates in an industry which has been experiencing a decline in production of new homes since 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and has been exacerbated by economic conditions.

Moreover, because of the weak market for conventional housing, retirees may not be able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase less expensive manufactured homes. In addition, the availability of foreclosed site-built homes at reduced prices has impacted, and could continue to impact, the demand for manufactured homes.

If these conditions persist, it is not likely that the manufactured housing industry will improve in the short-term. Certain of our manufactured housing customers have experienced financial difficulties and more of our manufactured housing customers may be similarly affected. These factors could result in reduced demand for products from our MH Segment, as well as difficulties in collecting accounts receivable.

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

Because competition and business conditions may limit the amount or timing of increases in raw material costs that can be passed through to customers in the form of selling price increases, future increases in raw material costs could adversely impact our financial condition and operating results. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher cost raw materials in our inventory, which could adversely affect our operating results.

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

A case was pending against Kinro, purporting to be a class action, in which it was alleged that certain bathtubs manufactured by Kinro for use in manufactured homes failed to comply with certain safety standards relating to flame spread. Kinro denied the allegations, vigorously defended against the claims and, based on extensive investigation, believes that the bathtubs were in compliance with applicable regulations. The named plaintiffs asserted seven claims against Kinro, all of which were dismissed by the Court during the course of the proceedings. The named plaintiffs filed a notice of appeal. Further detail regarding the litigation is provided in this Form 10-K in Item 3. “Legal Proceedings.”

The loss of any customer accounting for more than 10 percent of our consolidated net sales, and the consolidation of customers in our industry, could have a material adverse impact on our operating results.

One customer of the RV Segment accounted for 41 percent, and another customer of both the RV Segment and the MH Segment accounted for 26 percent, of our consolidated net sales in 2010. The loss of either of these customers would have a material adverse impact on our operating results.

In the third quarter of 2010, two of our customers, which together represented 41 percent of our consolidated 2010 net sales, combined. The concentration of sales of our products to fewer customers as a result of consolidation of manufacturers in the industries we serve could impact our sales prices, which would adversely impact our operating results.

The financial condition of our customers could adversely impact our financial condition and operating results.

Financial difficulties experienced by certain of our customers could result in reduced demand for our products, as well as losses due to the inability to collect accounts receivable.

Competitive pressures could reduce demand for our products.

Domestic and foreign competitors may lower prices on products which currently compete with our products, or develop product improvements, which could reduce demand for our products. In addition, the manufacture by our customers of products supplied by us could reduce demand for our products.

The loss of any of our key operating management could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations

We are dependent to a significant extent upon the efforts of our key operating management. The loss of the services of one or more of our key operating management could impair our ability to execute our business strategy, which would have a material adverse effect upon our business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2010, the Company's properties were as follows:

RV SEGMENT

City	State	Square Feet		Owned	Leased
Rialto (1)	California	56,430		✓
Burley	Idaho	17,000			✓
Goshen (1)	Indiana	385,000		✓
Goshen	Indiana	332,953		✓	✓
Goshen	Indiana	134,500		✓
Goshen	Indiana	87,800		✓
Goshen (1)	Indiana	81,200		✓
Topeka	Indiana	67,560			✓
Goshen	Indiana	65,000			✓
Goshen	Indiana	53,500		✓
Milford	Indiana	30,000			✓
Pendleton	Oregon	56,800		✓
Pendleton	Oregon	23,777			✓
McMinnville (1)	Oregon	17,850		✓
Waxahachie (1)	Texas	43,050		✓
Kaysville	Utah	75,000			✓
		1,527,420	(2)

(1)	These plants also produce products for manufactured homes. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for RVs.

(2)	At December 31, 2009, the Company’s RV Segment used an aggregate of 1,327,490 square feet for manufacturing and warehousing.

MH SEGMENT

City	State	Square Feet		Owned	Leased
Double Springs	Alabama	109,000		✓
Rialto (1)	California	6,270		✓
Cairo	Georgia	105,000		✓
Fitzgerald	Georgia	79,000		✓
Nampa	Idaho	83,500		✓
Goshen	Indiana	110,000		✓
Middlebury	Indiana	61,113		✓
Goshen (1)	Indiana	25,000		✓
Goshen (1)	Indiana	14,500		✓
Arkansas City	Kansas	7,800			✓
McMinnville (1)	Oregon	17,850		✓
Denver	Pennsylvania	40,200			✓
Chester	South Carolina	78,579			✓
Waxahachie (1)	Texas	156,950		✓
		894,762	(2)

(1)	These plants also produce products for RVs. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for manufactured homes.

(2)	At December 31, 2009, the Company’s MH Segment used an aggregate of 926,062 square feet for manufacturing and warehousing.

ADMINISTRATIVE

City	State	Square Feet	Owned	Leased
White Plains	New York	4,059		✓
Goshen	Indiana	15,500	✓
Arlington	Texas	10,473		✓
Phoenix	Arizona	1,000		✓
		31,032

At December 31, 2010, the Company owned the following facilities and vacant land not currently used in production, having an aggregate book value of $11.6 million:

City	State	Square Feet
Phoenix *	Arizona	61,000
Fontana *	California	108,800
Ocala	Florida	47,100
Elkhart *	Indiana	100,000
Bristol *	Indiana	97,500
Howe	Indiana	60,000
Dayton	Tennessee	100,000
Middlebury	Indiana	12 acres of land
Arkansas City	Kansas	5 acres of land

* Currently leased to a third party. See Note 10 of the Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled, as amended, Gonzalez and Royalty vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skyline Homes Inc. (Case No. CV06-08233).

The case purported to be a class action. At various times in the course of the proceedings during 2010, the Court dismissed each of the seven claims asserted by the named plaintiffs. The named plaintiffs filed a notice of appeal, and their appeal briefs are due in May 2011.

Plaintiffs alleged that certain bathtubs manufactured by Kinro Texas Limited Partnership, a subsidiary of Kinro, and sold under the name "Better Bath" for use in manufactured homes, failed to comply with certain safety standards relating to flame spread established by the U.S. Department of Housing and Urban Development ("HUD"). Plaintiffs alleged, among other things, that sale of these products is in violation of various provisions of the California Consumers Legal Remedies Act (Cal. Civ. Code Sec. 1770 et seq.), the Magnuson-Moss Warranty Act (15 U.S.C. Sec. 2301 et seq.), the California Song-Beverly Consumer Warranty Act (Cal. Civ. Code Sec. 1790 et seq.), and the California Unfair Competition Law (Cal. Bus. & Prof. Code Sec. 17200 et seq.).

Plaintiffs sought to require defendants to notify members of the class of the allegations in the proceeding and the claims made, to repair or replace the allegedly defective products, to reimburse members of the class for repair, replacement and consequential costs, to cease the sale and distribution of the allegedly defective products, and to pay actual and punitive damages and plaintiffs' attorneys fees. The Company's liability insurer denied coverage on the ground that plaintiffs did not sustain any personal injury or property damage.

Kinro conducted a comprehensive investigation of the allegations made in connection with the claims, including with respect to the HUD safety standards, test results, testing procedures, and the use of labels. In addition, at Kinro's initiative, independent laboratories conducted multiple tests on materials used by Kinro in the manufacture of bathtubs, the results of which tests indicate that Kinro's bathtubs are in compliance with HUD regulations.

If the Court of Appeals reverses the District Court’s rulings, which dismissed all claims asserted by the named plaintiffs, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. However, based upon all the developments in this case to date, the Company believes that it will not incur a material liability in connection with this case.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheets as of December 31, 2010, would not be material to the Company's financial position or annual results of operations.

Item 4.  RESERVED.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of January 1, 2011. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011.

Name	Position

Edward W. Rose, III (Age 69)	Lead Director of the Board of Directors since January 2009. Director since March 1984.

Leigh J. Abrams (Age 68)	Chairman of the Board of Directors since January 2009. Director since March 1984.

Fredric M. Zinn (Age 59)	Chief Executive Officer since January 2009, President and Director since May 2008.

James F. Gero (Age 65)	Director since May 1992.

Frederick B. Hegi, Jr. (Age 67)	Director since May 2002.

David A. Reed (Age 63)	Director since May 2003.

John B. Lowe, Jr. (Age 71)	Director since May 2005.

Jason D. Lippert (Age 38)	Chief Executive Officer of Lippert Components, Inc. since February 2003, and Chief Executive Officer of Kinro, Inc. since January 2009. Director since May 2007.

Joseph S. Giordano III (Age 41)	Chief Financial Officer since May 2008, Treasurer since May 2003.

Scott T. Mereness (Age 39)	President of Lippert Components, Inc. and Kinro, Inc. since July 2010.

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

LEIGH J. ABRAMS, was Chief Executive Officer from March 1984 to December 31, 2008 and President until May 2008. Since April 2001, Mr. Abrams has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned company engaged in a mortgage services platform providing solutions to the mortgage and real estate markets, and Lead Director of Impac Mortgage Holdings, Inc. since June 2004. Mr. Abrams is a Certified Public Accountant.

FREDRIC M. ZINN, was Executive Vice President from February 2001 to May 2008 and Chief Financial Officer from March 1984 to May 2008. Mr. Zinn is a Certified Public Accountant.

JAMES F. GERO, is a private investor. Since 2004, Mr. Gero has also served as Chairman of the Board of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation, and as a director of Intrusion.com, Inc., a publicly-owned supplier of security software.

FREDERICK B. HEGI, JR., is a founding partner of Wingate Partners, a private equity firm, including the indirect general partner of Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi is a director of Texas Capital Bancshares, Inc., a publicly-owned regional bank; and is Chairman of the Board of United Stationers, Inc., a publicly-owned wholesale distributor of business products. From 1986 until its acquisition in 2007, Mr. Hegi was a director of Lone Star Technologies, Inc., a diversified publicly-owned company engaged in the manufacture of tubular products. From 1999 to 2001, Mr. Hegi was Chairman, President and Chief Executive Officer of Kevco, Inc., a publicly-owned distributor of building products to the manufactured housing and recreational vehicle industries, which filed for protection under Chapter 11 of the United States Bankruptcy Code on February 5, 2001, later converted to a Chapter 7 liquidation.

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

JASON D. LIPPERT, was President of Lippert Components, Inc. from February 2003 to July 2010 and President of Kinro from January 2009 to July 2010, Executive Vice President and Chief Operating Officer of Lippert Components, Inc., from May 2000 until February 2003, and served as Regional Director of Operations of Lippert Components, Inc. from 1998 until 2000. Mr. Lippert has been Chairman of Lippert Components, Inc. since January 2007, and Chairman of Kinro, Inc. since January 2009.

JOSEPH S. GIORDANO III, was Corporate Controller from May 2003 to May 2008. From July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

SCOTT T. MERENESS, was Executive Vice President and Chief Operating Officer of Lippert Components, Inc. from February 2003 to July 2010, Executive Vice President and Chief Operating Officer of Kinro, Inc. from February 2010 to July 2010, Vice President of Operations of Lippert Components, Inc., from February 2001 to February 2003, and was Vice President of Kinro, Inc., from January 2009 until February 2010. Mr. Mereness was Regional Vice President for Manufactured Housing for Lippert Components, Inc., from 1999 to 2001.

Other Officers

HARVEY F. MILMAN, has been Vice President-Chief Legal Officer of the Company since March 2005. Prior thereto, Mr. Milman was a partner of the firm of Phillips Nizer LLP, counsel to the Company. Mr. Milman has served as Secretary of the Company since May 2007, and as Assistant Secretary of the Company for more than five years prior thereto.

CHRISTOPHER L. SMITH, has been Corporate Controller since May 2008, and was Assistant Controller of the Company from August 2005 to May 2008. From January 2000 to June 2005, Mr. Smith served as Assistant Controller of Key Components, LLC, a diversified manufacturer, and from August 1997 to January 2000, Mr. Smith was Senior Associate at Ernst & Young LLP. Mr. Smith is a Certified Public Accountant.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 28, 2011, there were 531 holders of the Company’s Common Stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2010 and 2009 is set forth in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,256,320	$21.92	605,145
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,256,320	$21.92	605,145

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended (the “2002 Equity Plan”), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted or deferred stock, and deferred stock units. The number of shares available for granting awards under the 2002 Equity Plan was 605,145 and 990,019 at December 31, 2010 and 2009, respectively. The 2002 Equity Plan is the Company’s only equity compensation plan.

At the Annual Meeting of Stockholders scheduled for May 18, 2011, the Company intends to submit for stockholders’ approval an amended and restated equity award and incentive plan. The amended and restated plan will incorporate developments since 2002 with respect to incentive compensation, equity ownership, performance criteria, and other matters relating to executive compensation.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008	2007	2006

Operating Data:
Net sales	$572,755	$397,839	$510,506	$668,625	$729,232
Goodwill impairment	$-	$45,040	$5,487	$-	$-
Executive retirement	$-	$-	$2,667	$-	$-
Operating profit (loss)	$45,428	$(35,581)	$19,898	$65,959	$55,295
Income (loss) before income taxes	$45,210	$(36,370)	$19,021	$63,344	$50,694
Provision (benefit) for income taxes	$17,176	$(12,317)	$7,343	$23,577	$19,671
Net income (loss)	$28,034	$(24,053)	$11,678	$39,767	$31,023

Net income (loss) per common share:
Basic	$1.27	$(1.10)	$0.54	$1.82	$1.43
Diluted	$1.26	$(1.10)	$0.53	$1.80	$1.42

Financial Data:
Working capital	$97,791	$113,744	$84,378	$89,861	$61,979
Total assets	$306,781	$288,065	$311,358	$345,737	$311,276
Long-term obligations	$18,248	$8,243	$9,763	$23,128	$47,327
Stockholders’ equity	$243,459	$244,115	$258,878	$251,536	$204,888

Dividend Information

On December 28, 2010, the Company paid a special cash dividend of $1.50 per share to holders of record of its Common Stock on December 20, 2010. The Company had not previously paid a cash dividend. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy is not subject to restrictions in its financing agreements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company has two reportable segments; the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant.

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At December 31, 2010, the Company operated 25 plants in 11 states.

The RV Segment accounted for 83 percent of consolidated net sales for 2010 and 79 percent for 2009. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry and baggage doors
● Toy hauler ramp doors	● Entry steps
● Patio doors	● Other towable accessories
● Manual, electric and hydraulic stabilizer	● Specialty trailers for hauling boats, personal
and lifting systems	watercraft, snowmobiles and equipment

The Company also supplies certain of these products as replacement parts to the RV aftermarket. More than 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs, with the balance primarily comprised of components for motorhomes and mid-size buses, as well as sales of specialty trailers and related axles. Travel trailers and fifth-wheel RVs accounted for 82 percent of all RVs shipped by the industry in 2010, up from 61 percent in 2001.

The MH Segment, which accounted for 17 percent of consolidated net sales for 2010 and 21 percent for 2009, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

● Vinyl and aluminum windows and screens	● Steel chassis
● Thermoformed bath and kitchen products	● Steel chassis parts
● Steel and fiberglass entry doors	● Axles
● Aluminum and vinyl patio doors

The Company also supplies windows, doors, and thermoformed bath products as replacement parts to the manufactured housing aftermarket.

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

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories since the fourth quarter of 2009, seasonal industry trends have been different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 44 percent to 199,200 units for 2010 compared to 2009. The increase in industry-wide wholesale production in 2010 was due to the following:

•
In 2009, because of severe economic conditions, including low consumer confidence, limited credit availability for both dealers and consumers, and continued weakness in the real estate and mortgage markets, retail demand declined and dealers reduced inventory levels by 26,000 units.

•	In 2010, retail demand increased by 21,800 units, or 13 percent, as compared to 2009.
•	As a result of this improved retail demand, RV dealers increased inventory levels by 13,200 units in 2010 to 186,000.

In December 2010, RV dealers expressed their confidence by boosting purchases in anticipation of strong retail demand in the upcoming Spring selling season. While RV dealer purchases and inventory levels may continue to fluctuate, the Company believes continued strength in retail sales is the key to an ongoing recovery in the RV industry. Although there are still uncertainties regarding future retail demand, recent reports of increased traffic and sales at consumer RV shows over the first few months of 2011, as well as indications that credit availability has been improving, along with higher consumer confidence readings in five of the last six months, with the February 2011 reading being the highest reading since February 2008, are all encouraging signs for the RV industry. Retail sales in the traditionally strong Spring selling season will be a key indicator of consumer demand for RVs in 2011. Continued increases in retail sales would spur dealer orders and factory production in 2011.

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

	Wholesale	Retail	Unit Impact on
	Change	Change	Dealer Inventories
Year ended December 31, 2010	44%	13%	13,200
Year ended December 31, 2009	(25)%	(27)%	(26,000)
Year ended December 31, 2008	(29)%	(38)%	(41,300)

The RVIA has projected a 9 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs for 2011, to 217,200 units. Assuming no change in dealer inventories, this projection implies a 17 percent increase in retail activity of travel trailers and fifth-wheel RVs in 2011. Consumer confidence and the availability of financing have historically been important factors in the overall growth in the RV industry, and although these factors improved in 2010, there can be no assurance these factors will improve further in 2011.

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

Further, the RVIA has a generic advertising campaign promoting the RV lifestyle. The current campaign is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented vacations, and using RVs as second homes, also appear to motivate consumer demand for RVs.

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis to which axles and wheels are attached. The homes are then transported to a manufactured housing dealer which sells and transports the home to the buyer’s home site. The manufactured home is installed pursuant to a federal building code administered by the U.S. Department of Housing and Urban Development (“HUD”). The federal standards regulate manufactured housing design and construction, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes. A manufactured home may be sited on owned or leased land.

The Institute for Building Technology and Safety (“IBTS”) reported that for 2010, industry-wide wholesale shipments of manufactured homes were 50,000 units, an increase of one percent compared to 2009. This increase was apparently partially due to a tax credit for first-time home buyers, which was available in the first half of 2010, while industry-wide wholesale shipments of manufactured homes decreased 7 percent in the second half of 2010, as compared to the same period of 2009, after the tax credit expired.

Since 1998, industry-wide wholesale shipments of manufactured homes have declined 87 percent. This decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped precipitously, to well below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has increased somewhat, to about 12 percent, despite that interest rates for manufactured home loans remain historically high relative to rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, including the availability of foreclosed site built homes at abnormally low prices, fluctuating consumer confidence, high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, and the current retail and wholesale credit markets, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

The Company believes that long-term growth prospects for manufactured housing may be positive because of (i) the quality and affordability of the homes, (ii) favorable demographic trends, including an increasing number of retirees who, in the past, had represented a significant market for manufactured homes, (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home, and (iv) the unavailability of sub-prime mortgages for site-built homes.

RESULTS OF OPERATIONS

Effective with the first quarter of 2010, amortization of intangibles, which was previously reported on a separate line, has been included as part of segment operating profit (loss). The segment disclosures from 2009 and 2008 have been reclassified to conform to the current year presentation. Net sales and operating profit (loss) were as follows for the years ended December 31, (in thousands):

	2010	2009	2008
Net sales:
RV Segment	$477,202	$312,535	$368,092
MH Segment	95,553	85,304	142,414
Total net sales	$572,755	$397,839	$510,506
Operating profit (loss):
RV Segment	$44,388	$15,660	$24,615
MH Segment	9,590	3,216	10,290
Total segment operating profit	53,978	18,876	34,905
Corporate	(7,990)	(6,542)	(7,436)
Goodwill impairment	-	(45,040)	(5,487)
Other items	(560)	(2,875)	(2,084)
Total operating profit (loss)	$45,428	$(35,581)	$19,898

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31,:

	2010	2009	2008
Net sales:
RV Segment	83%	79%	72%
MH Segment	17%	21%	28%
Total net sales	100%	100%	100%
Operating profit:
RV Segment	82%	83%	71%
MH Segment	18%	17%	29%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31,:

	2010	2009	2008
RV Segment	9.3%	5.0%	6.7%
MH Segment	10.0%	3.8%	7.2%

During 2009 and 2008, the Company recorded “extra” expenses resulting primarily from plant closings and start-ups, staff reductions and relocations, increased bad debts and obsolete inventory and tooling. These expenses were largely due to the unprecedented conditions in the RV and manufactured housing industries resulting from the severe economic downturn. In addition, the Company recorded charges for goodwill impairment during 2009 and 2008, and charges for executive retirement in 2008.

The following tables reconcile cost of sales, selling, general and administrative expenses, goodwill impairment, executive retirement, operating (loss) profit, net (loss) income and net (loss) income per diluted share for the years ended December 31, 2009 and 2008 to these same items before the “extra” expenses and charges for goodwill impairment and executive retirement. The Company finds this information useful in analyzing and reviewing the results of operations. These tables are intended to provide investors with this useful information on the Company’s results of operations before the “extra” expenses and charges for goodwill impairment and executive retirement to provide comparability between the years.

(In thousands)	Year Ended December 31, 2009			Year Ended December 31, 2008
	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
Cost of sales	$319,129	$4,786	$314,343	$403,000	$164	$402,836
Selling, general and administrative expenses	$69,489	$4,180	$65,309	$80,129	$(460)	$80,589
Goodwill impairment	$45,040	$45,040	$-	$5,487	$5,487	$-
Executive retirement	$-	$-	$-	$2,667	$2,667	$-
Operating (loss) profit	$(35,581)	$54,006	$18,425	$19,898	$7,858	$27,756
Net (loss) income	$(24,053)	$34,891	$10,838	$11,678	$4,825	$16,503
Net (loss) income per diluted share	$(1.10)	$1.60	$0.50	$0.53	$0.22	$0.75

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

(In thousands)	Year Ended December 31, 2009			Year Ended December 31, 2008
	GAAP	Adjustments	Non-GAAP	GAAP	Adjustments	Non-GAAP
RV Segment operating profit	$15,660	$5,277	$20,937	$24,615	$825	$25,440
MH Segment operating profit	$3,216	$931	$4,147	$10,290	$404	$10,694
Goodwill impairment	$(45,040)	$45,040	$-	$(5,487)	$5,487	$-
Other items	$(2,875)	$2,758	$(117)	$(2,084)	$1,142	$(942)
Operating (loss) profit	$(35,581)	$54,006	$18,425	$19,898	$7,858	$27,756

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Highlights

▪
Net sales for the year ended December 31, 2010 reached $573 million, a 44 percent increase over net sales of $398 million in 2009, as both of the Company’s segments achieved greater growth than the industries they serve. Net sales of the Company’s RV Segment increased 53 percent, compared to a 44 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs. The RV Segment represented 83 percent of consolidated net sales in 2010. Net sales of the Company’s Manufactured Housing Segment increased 12 percent, compared to a 1 percent increase in industry-wide production of manufactured homes. The MH Segment represented 17 percent of consolidated net sales in 2010.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories since the fourth quarter of 2009, seasonal industry trends have been different than in prior years.

The Company’s net sales for the first two months of 2011 were $102 million, a 13 percent increase from the comparable period of 2010. This increase was despite the fact that sales in January 2010 were bolstered by inventory restocking by RV dealers following the drastic downturn of late 2008 and most of 2009.

▪
For 2010, the Company’s net income increased to $28.0 million, or $1.26 per diluted share. For 2009 the Company reported a net loss of $24.1 million, or ($1.10) per diluted share, including a goodwill impairment charge of $29.4 million, net of taxes, or ($1.34) per diluted share, and “extra” expenses totaling $5.5 million, net of taxes, or ($0.25) per diluted share, largely due to the unprecedented conditions in the RV and manufactured housing industries resulting from the severe economic downturn.

▪
Raw material costs as a percent of net sales have been volatile between quarters for the past two years. After increasing as much as 50 percent during the first part of 2010, raw material costs, in particular steel, aluminum and ABS resin prices, began to level off in the latter part of the second quarter of 2010. During the third quarter of 2010, steel prices generally remained constant, however the cost of aluminum and certain other raw materials increased. Further, in November 2010, our raw material costs, in particular steel, began to increase. Such increases have continued through March 2011.

While the Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases, there can be no assurance that these cost increases, as well as future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such increases will match the raw material cost increases. Also, to mitigate the impact of higher raw material costs, the Company attempts to gain additional sales volume from customers. Further, the Company continues to explore improved product design, efficiency improvements, and alternative sources of raw materials and components, both domestic and imported.

▪
During 2010, the Company completed the acquisition of three businesses, for aggregate cash consideration of $21.9 million paid at closing, and also acquired the exclusive rights to use a patent for $0.3 million. Contingent earn-outs related to those acquisitions could be paid over approximately the next 6 years depending upon the level of sales generated from certain of the acquired products. These acquisitions included a series of new patent-pending RV products, including an innovative wall slide-out mechanism, new leveling devices, a new power roof lift for tent campers, and an advanced remote locking system for entry doors, as well as an operation with the capability to customize standard chassis for motorhomes, transit buses and specialized commercial trucks.

▪
On December 28, 2010, a special dividend of $1.50 per share of the Company’s Common Stock, or an aggregate of $33.0 million, was paid to stockholders of record as of December 20, 2010. At December 31, 2010, after payment of the special dividend, and the $21.9 million of cash consideration for the acquisitions during 2010, the Company had $43.9 million of cash and short-term investments, no debt and substantial available borrowing capacity.

▪
On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. Home-Style’s sales for 2010 were $12 million, which going forward would increase the Company’s content per travel trailer and fifth-wheel RV by $60 per unit. The purchase price was $7.3 million paid at closing from available cash.

RV Segment

Net sales of the RV Segment in 2010 increased 53 percent, or $165 million, compared to 2009. The Company’s sales growth exceeded the 44 percent increase in industry-wide wholesale production of travel trailers and fifth-wheel RVs, largely due to the Company’s market share gains and new product introductions. The Company’s sales of components for motorhomes in 2010 increased 64 percent to $16 million, compared to 2009. This was less than the 91 percent increase in industry-wide wholesale production of motorhomes because of the loss of market share by the Company’s motorhome customers. However, in the past year the Company has been expanding its product line of components for motorhomes in order to increase market penetration.

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were as follows:

	2010	2009	Change
Travel Trailer and
Fifth-Wheel RVs	199,200	138,300	44%
Motorhomes	25,200	13,200	91%

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs produced for the years ended December 31, divided by the industry-wide wholesale shipments of the different types of RVs for the years ended December 31, was:

	2010	2009	Change
Content per Travel Trailer and
Fifth-Wheel RV	$2,171	$2,013	8%
Content per Motorhome	$619	$720	(14)%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries. In 2010, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to other industries. This refinement had no impact on total RV Segment sales or trends of content per unit. Prior periods have been reclassified to conform to this presentation.

Further, the Company’s RV Segment sales of replacement parts in the aftermarket for existing RVs were approximately $12 million for 2010, an increase of 31 percent from 2009. The Company is increasing its efforts to gain market share in sales of replacement parts in the aftermarket.

Operating profit of the RV Segment was $44.4 million in 2010, an improvement of $28.7 million compared to 2009, largely due to the $165 million increase in net sales. The Company incurred $5.3 million of “extra” expenses in 2009 related to plant closings and start-ups, staff reductions and relocations, increased bad debts, equipment write-downs, and obsolete inventory and tooling, largely due to the unprecedented conditions in the RV industry at that time. Excluding these “extra” expenses in 2009, the Company’s RV Segment operating profit increased $23.4 million from last year. This adjusted increase in RV Segment operating profit was 14 percent of the increase in net sales, less than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in 2010 was negatively impacted by:
•
Approximately $3 million of excess production costs incurred as a result of greater than anticipated increases in demand for certain products. In order to increase production, the Company incurred substantial overtime costs, employed temporary workers, and increased the number of shifts, all of which created inefficiencies. Significant steps to control these costs have been implemented, including adding production capacity, and improving production flow and material usage.

•
Higher incentive compensation compared to 2009, when incentive compensation was lower than normal because 2009 operating profit for certain operations was below the previously established annual incentive compensation hurdles.

•
Volatile raw material costs. Raw material costs as a percent of sales during 2010 were higher than during 2009. In November 2010, the cost of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, once again began to increase. Such increases have continued through March 2011.

Partially offset by:
•	The spreading of fixed manufacturing and selling, general and administrative costs over a $165 million larger sales base.
•	Improved operating efficiencies in certain product lines due to the increase in sales.

At December 31, 2010, other intangible assets included $3.6 million related to the Company’s marine and leisure operation, which sells trailers primarily for small and medium-sized boats and related axles. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout this period, the Company conducted an impairment analysis on these operations, and the estimated fair value of these operations continued to exceed the corresponding book values, thus no impairment has been recorded. A continued downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for the related other intangible assets in the future.

MH Segment

Net sales of the MH Segment for 2010 increased 12 percent, or $10 million, from 2009. This increase was significantly better than the one percent increase in industry-wide wholesale shipments of manufactured homes, largely as a result of new products, market share gains and increased sales of replacement parts to the aftermarket, partially offset by customer mix. While industry-wide shipments of manufactured homes in 2010 increased one percent compared to last year, industry-wide shipments of larger, multi-section homes, in which the Company has more content, declined five percent, while smaller single-section homes increased 10 percent.

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were as follows:

	2010	2009	Change
Total Homes Produced	50,000	49,700	1%
Total Floors Produced	80,600	81,900	(2)%

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. Content per manufactured home and content per floor are also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for newly produced manufactured homes for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the years ended December 31, was:

	2010	2009	Change
Content per Home Produced	$1,392	$1,343	4%
Content per Floor Produced	$867	$815	6%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket, and sales to other industries. In 2010, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to other industries. This refinement had no impact on total MH Segment sales or trends of content per unit. Prior periods have been reclassified to conform to this presentation.

Net sales by the MH Segment of replacement parts in the aftermarket increased 38 percent from 2009 to approximately $18 million in 2010. The Company has increased its efforts to gain market share in sales of replacement parts in the aftermarket.

Operating profit of the MH Segment was $9.6 million in 2010, an increase of $6.4 million compared to 2009, partly due to the $10 million increase in net sales. In 2009, the Company incurred $0.9 million of “extra” expenses related to plant closings and start-ups, staff reductions and relocations and obsolete inventory, largely due to the unprecedented conditions in the manufactured housing industry at that time.

The operating margin of the MH Segment in 2010 was positively impacted by:

•
Volatile raw material costs. For the full year 2010, raw material costs as a percent of sales were lower than during 2009. However, in the second half of 2010, raw material costs were higher than during the second half of 2009, when raw material costs were unusually low. Further, in November 2010, the cost of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, began to increase. Such increases have continued through March 2011.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $10 million larger sales base.
•	Improved operating efficiencies due to the increase in sales.
Partially offset by:
•
Higher incentive compensation compared to 2009, when incentive compensation was lower than normal because 2009 operating profit for certain operations was below the previously established annual incentive compensation hurdles.

Corporate

Corporate expenses for 2010 increased $1.4 million compared to 2009, due primarily to an increase in performance-based incentive compensation as a result of higher profits. Also, in connection with the special cash dividend of $1.50 per share of the Company’s Common Stock declared and paid in December 2010, the Compensation Committee of the Company’s Board of Directors reduced the exercise price of all the outstanding stock options by $1.50 per share. As a result of this stock option modification, the Company recorded a charge of $0.4 million in 2010.

Other Non-Segment Items

Other non-segment items include the following (in thousands):

	Year Ended
	December 31,
	2010	2009
Selling, general and administrative expenses:
Net loss on sold facilities and write-downs to estimated current fair value of facilities to be sold	$491	$3,260
Net gain on insurance claim	(859)	-
Earn-outs fair value adjustment	(1,173)	-
Earn-outs accretion	1,582	-
Incentive compensation impact of other non-segment items	75	(575)
Other expenses, net	523	428
Other income from the collection of a previously reserved note	(79)	(238)
Total other non-segment items	$560	$2,875

In connection with certain of the acquisitions completed over the last two years, the Company is required to record an expense, or accretion, equivalent to interest on the recorded liability for future earn-out payments. Accretion expense was $1.6 million for 2010, and is estimated to be approximately $2.2 million in 2011. In addition, each quarter the Company is required to re-evaluate the fair value of the liability for estimated earn-out payments based upon the projected timing and extent of future sales, as well as the discount rate. Depending upon the discount rate and future sales of the products which are subject to earn-outs, the Company could record adjustments in future periods.

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

In July 2009, a supplier of manufactured housing windows and doors exited the market. Since then, the Company has gained new window business of more than $7 million on an annualized basis. In addition, in September 2009, the Company purchased production equipment and inventory for manufactured housing entry doors from the same supplier, and began production during the fourth quarter of 2009, entering a new market, estimated to be $25 million to $30 million. Approximately half of this new potential is in aftermarket replacement entry doors for manufactured homes.

•
The decline in the Company’s results for 2009 would have been substantially greater had it not been for an aggressive program of cost-cutting measures and efficiency improvements implemented beginning in the latter part of 2006. Cost reduction measures benefitted the Company’s operating results in 2009 by $9 million, compared to 2008. Collectively, the fixed cost reductions since 2006 have improved the Company’s annual operating profit by over $20 million compared to results if these steps had not been taken. The Company anticipates that a significant portion of the fixed cost reductions and production efficiencies implemented will continue, even as sales increase.

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

▪
Steel and aluminum are among the Company’s principal raw materials. Since late 2007, the costs of steel and aluminum have been volatile. During the first half of 2009, raw material costs temporarily declined, but subsequently increased 10 percent to 30 percent in the second half of 2009, depending upon the type of raw material, but did not have a significant impact on the second half of 2009 as the lower priced raw materials were consumed first, and the higher priced raw materials remained in inventory.

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

Partially offset by:
•	Full year impact in 2009 of sales from acquisitions completed in 2008, aggregating approximately $13 million.
•	Sales price increases of approximately $7 million, primarily due to raw material cost increases in 2008.

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were as follows:

	2009	2008	Change
Travel Trailer and
Fifth-Wheel RVs	138,800	185,100	(25)%
Motorhomes	13,200	28,300	(53)%

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs produced for the years ended December 31, divided by the industry-wide wholesale shipments of the different types of RVs for the years ended December 31, was:

	2009	2008	Change
Content per Travel Trailer and
Fifth-Wheel RV	$2,013	$1,852	9%
Content per Motorhome	$720	$593	21%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries. In 2010, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to other industries. This refinement had no impact on total RV Segment sales or trends of content per unit. Prior periods have been reclassified to conform to this presentation.

The Company’s RV Segment aftermarket sales were approximately $9 million for 2009, consistent with 2008.

Operating profit of the RV Segment in 2009 decreased $9.0 million compared to 2008, largely due to the $56 million decline in net sales, and $5.3 million of “extra” expenses in 2009 related to plant closings and start-ups, staff reductions and relocations, increased bad debts, and obsolete inventory and tooling, compared to $0.8 million of “extra” expenses in 2008. Excluding “extra” expenses, the Company’s RV Segment had an operating profit of $20.9 million in 2009, a decrease of $4.5 million from the segment operating profit of $25.4 million in 2008. This adjusted decline in RV Segment operating profit was 7 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

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

MH Segment

Net sales of the MH Segment in 2009 decreased 40 percent, or $57 million, from 2008. Excluding $2 million in sales price increases, net sales of the MH Segment declined 41 percent, consistent with the decrease in industry-wide wholesale shipments of manufactured homes.

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were as follows:

	2009	2008	Change
Total Homes Produced	49,700	81,900	(39)%
Total Floors Produced	81,900	135,300	(39)%

In July 2009, a supplier of manufactured housing windows and doors exited the market. Since then, the Company has gained new window business of more than $7 million annually, partially offsetting the other declines. In addition, in September 2009, the Company purchased production equipment and inventory for manufactured housing entry doors from the same supplier, and began production during the fourth quarter of 2009, entering a new market, estimated to be $25 million to $30 million. Approximately half of this new potential is in aftermarket replacement entry doors for manufactured homes. The Company’s MH Segment aftermarket sales, primarily comprised of windows and thermoformed bath products, were approximately $13 million for 2009, consistent with 2008.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. Content per manufactured home and content per floor are also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for newly produced manufactured homes for the year ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the year ended December 31, was:

	2009	2008	Change
Content per Home Produced	$1,343	$1,430	(6)%
Content per Floor Produced	$815	$865	(6)%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket, and sales to other industries. In 2010, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to other industries. This refinement had no impact on total MH Segment sales or trends of content per unit. Prior periods have been reclassified to conform to this presentation.

Operating profit of the MH Segment in 2009 decreased $7.1 million compared to 2008, largely due to the $57 million decline in net sales. In addition, the Company had $0.9 million and $0.4 million of “extra” expenses in 2009 and 2008, respectively, related to plant closings and start-ups, staff reductions and relocations, and obsolete inventory. Excluding “extra” expenses, the Company’s MH Segment had an operating profit of $4.1 million in 2009, a decrease of $6.6 million from the segment operating profit of $10.7 million in the same period last year. The adjusted decline in MH Segment operating profit was 11 percent of the ‘organic’ decline in net sales, a smaller percentage decline than the Company would typically expect.

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

Other Non-Segment Items

Other non-segment items include the following (in thousands):

	Year Ended
	December 31,
	2009	2008
Selling, general and administrative expenses:
Legal proceedings	$416	$2,109
Gain on sold facilities	(89)	(3,523)
Loss on sold facilities and write-downs to estimated current fair value of facilities to be sold	3,349	1,602
Incentive compensation impact of other non-segment items	(575)	(96)
Other expenses, net	12	-
Executive retirement	-	2,667
Other (income) from the collection of a previously reserved note	(238)	(675)
Total other non-segment items	$2,875	$2,084

Interest Expense, Net

Interest expense, net, for 2010 was $0.2 million, primarily consisting of commitment and letter of credit fees under the line of credit, partially offset by interest income. Interest income for 2010 on the Company’s cash and investments was not significant, due to low interest rates and the Company’s policy of investing in only extremely safe investments.

The $0.1 million decrease in interest expense, net, for 2009 as compared to 2008, was partially due to a decrease in the average debt levels in 2009. The Company earned less than $0.1 million in interest income in 2009, while the Company earned $0.5 million in interest income in 2008.

Provision for Income Taxes

The effective tax rate for 2010 was 38.0 percent, benefiting from a higher Federal domestic manufacturing credit, as compared to 38.5 percent for 2009, excluding the impact of the goodwill impairment charge. The annual effective tax rate for 2011 is expected to be 38 percent to 39 percent.

The effective tax rate for 2009 was 33.9 percent, which was a combination of a 34.8 percent rate on the goodwill impairment charge, and a 38.5 percent rate for the remaining pre-tax income. A portion of the goodwill impairment charge is not deductible for tax purposes, which reduced the tax benefit recorded. The 38.5 percent rate on the remaining pre-tax income was consistent with the 38.6 percent rate for 2008, as the tax rate benefits from federal tax credits and tax reserve adjustments were offset by the negative impact of lower pre-tax income on permanent tax differences.

In connection with a tax audit, and after several negotiations, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as tax years 2001 to 2006 for $4.0 million, including interest. The aggregate settlement amount was fully reserved prior to 2009, and was paid in April of 2009. In connection with the settlement, the Indiana Department of Revenue reserved the right to further examine tax years 2001 through 2006. The years 2001 through 2006 are currently under such examination.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. The guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009. The adoption of this portion of the guidance had no impact on the Company. The guidance with respect to Level 3 fair value measurements is effective for interim and annual periods beginning after December 15, 2010 and is not expected to have an impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31, (in thousands):

	2010	2009	2008
Net cash flows provided by operating activities	$42,063	$63,256	$4,657
Net cash flows used for investing activities	(22,548)	(16,445)	(25,492)
Net cash flows used for financing activities	(33,000)	(3,138)	(26,686)
Net (decrease) increase in cash	$(13,485)	$43,673	$(47,521)

Cash Flows from Operations

Net cash flows from operating activities in 2010 of $42.1 million were $21.2 million less than the $63.3 million in 2009 as a result of:

•
An $11.8 million increase in inventories in 2010, compared to a $37.5 million decrease in 2009. During 2009, the Company reduced inventory through consumption of higher priced inventory on hand, and reduced inventory purchases. In response to the 44 percent increase in net sales for 2010, the Company increased inventory balances by $11.8 million during the same period. However, inventory turned 6.5 times in 2010, compared to 4.8 turns in 2009.

Partially offset by:
•	An increase in after-tax operating results in 2010 of $22.7 million.

•
A $7.9 million increase in accounts payable, accrued expenses and other liabilities in 2010, compared to a decrease of $1.9 million in 2009. The decrease in 2009 was due largely to the timing of payments for inventory purchases. Accounts payable, and accrued liabilities and other current liabilities increased in 2010 due to the increase in sales, production and earnings.

During the first few months of 2011, the Company expects to use $10 million to $20 million of its available cash to fund typical seasonal working capital growth.

Depreciation and amortization was $17.1 million in 2010, and is expected to aggregate approximately $16 million in 2011. Non-cash stock-based compensation was $4.2 million in 2010, and is expected to be approximately $5 million to $6 million for 2011, including $1.1 million of deferred stock units issued in February 2011 in lieu of cash for 2010 incentive compensation.

Net cash flows from operating activities in 2009 were $58.6 million more than in 2008, primarily as a result of:

•
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

•
A $1.9 million decrease in accounts payable, accrued expenses and other liabilities in 2009, compared to a decrease of $23.5 million in 2008 due largely to the timing of payments for inventory purchases.

Partially offset by:
•
A $4.6 million increase in accounts receivable in 2009, compared to a $9.5 million decrease in 2008. Accounts receivable increased in 2009 due to an increase in sales in December 2009 as compared to December 2008.

Depreciation and amortization increased by $1.4 million to $18.5 million in 2009, while non-cash stock-based compensation decreased by $0.1 million to $3.7 million in 2009.

Cash Flows from Investing Activities

Cash flows used for investing activities of $22.5 million in 2010 included $21.9 million for acquisitions of businesses and capital expenditures of $10.1 million, both of which were paid from available cash. The Company estimates that capital expenditures will be $13 million to $15 million in 2011, including $3 million of facility purchases planned for 2010, but not completed by the end of 2010. The 2011 capital expenditures are expected to be funded by cash flows from operations. Additional capital expenditures may be required in 2011 depending on the extent of sales growth, and other initiatives by the Company.

At December 31, 2010, the Company was attempting to sell seven owned facilities and vacant land with an aggregate carrying value of $11.6 million, which are not being used in production. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.7 million, for one to five year terms, for a combined rental income of $79,000 per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to these seven owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing from available cash, plus an earn-out depending on future unit sales of the leveling system in excess of pre-established hurdles over the next six years. In 2010, the Company paid less than $0.1 million on this earn-out. At December 31, 2010, Company estimates that these earn-out payments will be $2.4 million, and has recorded a $1.5 million liability for the present value of such estimated earn-out payments.

On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. The purchase price was $20.0 million paid at closing from available cash, plus earn-outs depending on future unit sales of these products in excess of pre-established hurdles over approximately the next five years. In 2010, the Company paid less than $0.1 million on this earn-out. At December 31, 2010, the Company estimates that these earn-out payments will be $14.6 million, and has recorded a $10.3 million liability for the present value of such estimated earn-out payments.

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. Home-Style’s sales for 2010 were $12 million. The purchase price was $7.3 million paid at closing from available cash.

During 2010, the Company purchased $21.0 million of U.S. Treasury Bills classified as short-term investments, and received $29.0 million from the maturity of U.S. Treasury Bills classified as short-term investments. The Company’s priorities for its cash are liquidity and security, and as such, the Company has chosen to invest in short-term U.S. Treasury Bills.

Cash and investments consisted of the following at December 31, 2010 (in thousands):

Cash in banks	$11,664
Money Market – Wells Fargo	9,039
Money Market – JPMorgan Chase	4,177
U.S. Treasury bills – cash equivalents	14,000
Total cash and cash equivalents	38,880
U.S. Treasury bills – short-term investments	4,999
Total cash and investments	$43,879

Cash flows used for investing activities of $16.4 million in 2009 included capital expenditures of $3.1 million, which was financed with available cash.

On May 15, 2009, the Company acquired the patents for the QuickBiteTM coupler, and other intellectual properties and assets. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing from available cash and the balance was paid on May 15, 2010, plus an earn-out depending on future unit sales of the product. In 2010 and 2009, the Company paid less than $0.1 million on this earn-out. At December 31, 2010, Company estimates that these earn-out payments will be $1.2 million, and has recorded a $0.3 million liability for the present value of such estimated earn-out payments.

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

On September 29, 2009, Kinro acquired certain inventory and equipment used for the production of front entry doors for manufactured homes. This acquisition has increased Kinro’s content per manufactured home and also added a new product category. The Company estimates that the current annual market for front entry doors for manufactured homes is about $25 million to $30 million, and that half of this new potential is in aftermarket replacement doors for the millions of existing manufactured homes. Kinro began manufacturing entry doors at plants in Indiana and South Carolina in the 2009 fourth quarter. The purchase price was $0.9 million, which was paid at closing from available cash.

During 2009, the Company purchased $15.0 million of U.S. Treasury Bills classified as short-term investments, of which $2.0 million matured in December 2009, and the balance matured at various dates through June 2010.

Cash Flows from Financing Activities

Cash flows used for financing activities in 2010 of $33.0 million were primarily comprised of the special dividend of $1.50 per share of the Company’s Common Stock, or an aggregate of $33.0 million, as well as $1.0 million for the purchase of treasury stock, partially offset by $1.0 million in cash and the related tax benefits from the exercise of stock options. At December 31, 2010, the Company had no debt outstanding, and did not have any borrowings during 2010.

Cash flows used for financing activities in 2009 of $3.1 million were primarily due to net debt payments of $8.7 million, partially offset by $5.6 million in cash and the related tax benefits from the exercise of stock options. At December 31, 2009, the Company had no debt outstanding.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2010 and 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2010 and 2009) depending on the Company’s performance and financial condition. The Credit Agreement, which was scheduled to expire on December 1, 2011, was amended and extended on February 24, 2011, and now expires on January 1, 2016. At December 31, 2010, the Company had availability of $44.5 million as there were $5.5 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. This facility, which was scheduled to expire on November 25, 2011, was amended and extended on February 24, 2011, and now expires on February 24, 2014. In connection with this amendment, the “shelf-loan” facility was increased to $150.0 million.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As such, the remaining availability under these facilities was $161.1 million at December 31, 2010. This availability, together with the $43.9 million in cash and short-term investments at December 31, 2010, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements in 2011, and no borrowings under these facilities are expected.

Pursuant to the Credit Agreement and Senior Promissory Notes at December 31, 2010, the Company was required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2010, the Company was in compliance with all such requirements. In connection with the amendment of the Credit Agreement and the “shelf-loan” facility on February 24, 2011, the minimum net worth requirement was eliminated. The Company expects to remain in compliance with all financial requirements during 2011.

On November 29, 2007 the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. An additional 53,879 shares at an average price of $19.27 per share, or $1.0 million, were repurchased during 2010. The aggregate cost of repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

Future minimum commitments relating to the Company's contractual obligations at December 31, 2010 are as follows (in thousands):

	Payments due by period
	Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years	Other
Operating leases	$9,695	$4,309	$4,443	$747	$196	$-
Employment contracts (a)	4,727	3,323	1,207	197	-	-
Deferred compensation (b)	3,261	118	-	-	2,591	552
Royalty agreements and earn-out payments (c)	18,332	281	8,111	7,762	2,178	-
Purchase obligations (d)	68,753	65,917	1,503	1,238	95	-
Taxes (e)	2,747	2,747	-	-	-	-
Total	$107,515	$76,695	$15,264	$9,944	$5,060	$552

(a)	This includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.

(b)
This includes amounts payable under deferred compensation arrangements. Amounts in Other of $0.6 million represent the liability for deferred compensation for employees that have elected to receive payment upon separation from service from the Company.

(c)
These amounts are comprised of estimated future earn-out payments for which a liability has been recorded, in connection with acquisitions over the past few years. Excluded from these amounts, because the future payments are not ascertainable, is a license agreement that provides for the Company to pay a royalty of 1 percent of sales of certain slide-out systems, the remaining aggregate of which cannot exceed $4.1 million. The Company paid $0.2 million in 2010 under this license agreement for sales of these slide-out systems.

(d)
These contractual obligations are primarily comprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

(e)	This amount includes $2.7 million for unrecognized tax benefits as well as related interest and penalties.

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

CONTINGENCIES

Additional information required by this item is included under Item 3 of Part I of this Annual Report on Form 10-K.

In connection with a tax audit, and after several negotiations, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as tax years 2001 to 2006 for $4.0 million, including interest. The aggregate settlement amount was fully reserved prior to 2009, and was paid in April of 2009. In connection with the settlement, the Indiana Department of Revenue reserved the right to further examine tax years 2001 through 2006. The years 2001 through 2006 are currently under such examination.

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

Self-Insurance

The Company is self-insured for certain health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by third-party claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be required.

Warranty

The Company provides warranty terms based upon the type of product that is sold. The Company estimates the warranty accrual based upon various factors, including (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be required.

Income Taxes

The Company's tax provision (benefit) is based on pre-tax income (loss), statutory tax rates and tax planning strategies. Significant management judgment is required in determining the tax provision (benefit) and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief that the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

The Company's accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability, which is reassessed each quarter based upon the Company's forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recognition of a valuation reserve. For additional information, see Note 9 of the Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets, including Other Intangible Assets

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

Impairment of Goodwill

Goodwill is evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test as of November 30th each fiscal year. The impairment test uses a discounted cash flow model to estimate the fair value of a reporting unit. This model requires the use of long-term forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. Actual results and events could differ significantly from management estimates.

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

At March 31, 2009 and November 30, 2008, the discount rate used in the discounted cash flow model prepared for the goodwill impairment analysis was 16.5 percent and 13.0 percent, respectively, derived by applying the weighted average cost of capital model, which weights the cost of debt and equity financing. The Company also considered the relationship of debt to equity of other similar companies, as well as the risks and uncertainty inherent in the markets generally and in the Company’s internally developed forecasts.

Based on the analyses, the carrying value of the RV, manufactured housing and specialty trailer reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero, therefore the Company recorded a non-cash impairment charge to write-off the entire goodwill of the specialty trailer reporting unit in the fourth quarter of 2008, and the RV and manufactured housing reporting units in the first quarter of 2009.

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

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2010. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2011, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Legal Contingencies

The Company is subject to proceedings, lawsuits and other claims in the normal course of business. Each quarter, the Company formally evaluates pending proceedings, lawsuits and other claims with counsel. These contingencies require management’s judgment in assessing the likelihood of adverse outcomes and the potential range of probable losses. Liabilities for legal matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing information. Estimates of contingencies may change in the future due to new developments or changes in legal approach. Actual results and events could differ significantly from management estimates.

Earn-out Payments

In connection with several acquisitions completed in 2010 and 2009, in addition to the cash paid at closing, additional amounts could be paid over the next 6 years depending upon the level of sales generated from certain of the acquired products. The fair value of the aggregate estimated earn-out payments has been recorded as a liability in the Consolidated Balance Sheets. Each quarter, the Company is required to re-evaluate the fair value of the liability for the estimated earn-out payments for such acquisitions. The fair value of the earn-out payments is estimated using a discounted cash flow model. This model involves the use of estimates and significant judgments that are based on a number of factors including sales of certain products, future business plans, economic projections, discount rate, and market data. Actual results may differ from forecasted results.

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business including, but not limited to, those related to product returns, accounts receivable, notes receivable, lease terminations, asset retirement obligations, post-retirement benefits, stock-based compensation, segment allocations, environmental liabilities, and contingencies. Establishing reserves for these matters requires management's estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management's current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, actual results and events could differ significantly from management estimates.

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. In November 2010, the cost of these key raw materials again began to increase, and have continued to increase through March 2011. The Company did not experience any significant increase in its labor costs in 2010 related to inflation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2010, the Company had no outstanding borrowings.

At December 31, 2010, the Company had $38.9 million of cash equivalents and $5.0 million of short-term investments in U.S. Treasuries. Due to the short-term nature of the Company’s cash equivalents and short-term investments, the exposure to changes in interest rates is minimal.

Additional information required by this item is included under the caption “Inflation” in Item 7 of this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Drew Industries Incorporated:

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
March 11, 2011

Drew Industries Incorporated
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008

Net sales	$572,755	$397,839	$510,506
Cost of sales	446,585	319,129	403,000
Gross profit	126,170	78,710	107,506
Selling, general and administrative expenses	80,821	69,489	80,129
Goodwill impairment	-	45,040	5,487
Executive retirement	-	-	2,667
Other (income)	(79)	(238)	(675)
Operating profit (loss)	45,428	(35,581)	19,898
Interest expense, net	218	789	877
Income (loss) before income taxes	45,210	(36,370)	19,021
Provision (benefit) for income taxes	17,176	(12,317)	7,343
Net income (loss)	$28,034	$(24,053)	$11,678

Net income (loss) per common share:
Basic	$1.27	$(1.10)	$0.54
Diluted	$1.26	$(1.10)	$0.53

Weighted average common shares outstanding:
Basic	22,123	21,807	21,808
Diluted	22,266	21,807	21,917

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except shares and per share amount)
	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$38,880	$52,365
Short-term investments	4,999	12,995
Accounts receivable, trade, less allowances	12,890	12,541
Inventories	69,328	57,757
Prepaid expenses and other current assets	16,768	13,793
Total current assets	142,865	149,451
Fixed assets, net	79,848	80,276
Goodwill	7,497	-
Other intangible assets, net	57,419	39,171
Deferred taxes	15,770	16,532
Other assets	3,382	2,635
Total assets	$306,781	$288,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	11,351	7,513
Accrued expenses and other current liabilities	33,723	28,194
Total current liabilities	45,074	35,707
Other long-term liabilities	18,248	8,243
Total liabilities	63,322	43,950

Stockholders' equity
Common stock, par value $.01 per share: authorized 30,000,000 shares; issued 24,674,581 shares at December 31, 2010 and 24,561,358 shares at December 31, 2009	247	246
Paid-in capital	79,986	74,239
Retained earnings	192,067	197,430
	272,300	271,915
Treasury stock, at cost, 2,650,604 shares at December 31, 2010 and 2,596,725 at December 21, 2009	(28,841)	(27,800)
Total stockholders' equity	243,459	244,115
Total liabilities and stockholders' equity	$306,781	$288,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$28,034	$(24,053)	$11,678
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	17,087	18,468	17,078
Deferred taxes	(1,438)	(16,685)	(2,145)
(Gain) loss on disposal of fixed assets and other non-cash items	(613)	2,836	(2,393)
Stock-based compensation expense	4,176	3,494	3,636
Goodwill impairment	-	45,040	5,487
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(341)	(4,628)	9,497
Inventories	(11,757)	37,505	(12,695)
Prepaid expenses and other assets	(951)	3,226	(1,980)
Accounts payable, accrued expenses and other liabilities	7,866	(1,947)	(23,506)
Net cash flows provided by operating activities	42,063	63,256	4,657

Cash flows from investing activities:
Capital expenditures	(10,148)	(3,107)	(4,199)
Acquisitions of businesses	(21,900)	(1,679)	(28,764)
Proceeds from sales of fixed assets	1,788	1,367	10,541
Purchases of short-term investments	(20,985)	(14,992)	-
Proceeds from maturities of short-term investments	29,000	2,000	-
Other investing activities	(303)	(34)	(3,070)
Net cash flows used for investing activities	(22,548)	(16,445)	(25,492)

Cash flows from financing activities:
Proceeds from line of credit and other borrowings	-	5,775	14,600
Repayments under line of credit and other borrowings	-	(14,458)	(33,179)
Exercise of stock options and deferred stock units	1,082	5,562	402
Purchase of treasury stock	(1,041)	-	(8,333)
Payment of special dividend	(33,032)	-	-
Other financing activities	(9)	(17)	(176)
Net cash flows used for financing activities	(33,000)	(3,138)	(26,686)

Net (decrease) increase in cash	(13,485)	43,673	(47,521)

Cash and cash equivalents at beginning of year	52,365	8,692	56,213
Cash and cash equivalents at end of year	$38,880	$52,365	$8,692

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$311	$499	$1,319
Income taxes, net of refunds	$19,862	$3,290	$13,852

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders' Equity
(In thousands, except shares and per share amount)

				Accumulated
				Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income	Stock	Equity
Balance - December 31, 2007	$241	$60,919	$209,805	$38	$(19,467)	$251,536
Net income			11,678			11,678
Unrealized loss on interest rate swaps, net of taxes				(38)		(38)
Comprehensive income						11,640
Issuance of 39,080 shares of common stock pursuant to stock options and deferred stock units		340				340
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		59				59
Stock-based compensation expense		3,636				3,636
Purchase of 447,400 shares of treasury stock					(8,333)	(8,333)
Balance - December 31, 2008	241	64,954	221,483	-	(27,800)	258,878
Net income			(24,053)			(24,053)
Issuance of 439,304 shares of common stock pursuant to stock options and deferred stock units	5	5,010				5,015
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		531				531
Stock-based compensation expense		3,494				3,494
Issuance of deferred stock units relating to prior year compensation		250				250
Balance - December 31, 2009	246	74,239	197,430	-	(27,800)	244,115
Net income			28,034			28,034
Issuance of 113,223 shares of common stock pursuant to stock options and deferred stock units	1	1,134				1,135
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		11				11
Stock-based compensation expense		4,176				4,176
Issuance of deferred stock units relating to prior year compensation		61				61
Special cash dividend ($1.50 per share)			(33,032)			(33,032)
Dividend equivalents on deferred stock units		365	(365)			-
Purchase of 53,879 shares of treasury stock					(1,041)	(1,041)
Balance - December 31, 2010	$247	$79,986	$192,067	$-	$(28,841)	$243,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively “Lippert”) and Kinro, Inc. and its subsidiaries (collectively “Kinro”). Drew, through its wholly-owned subsidiaries, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing and mid-size buses, as well as specialty trailers and related axles, including:

● Steel chassis	● Vinyl and aluminum windows and doors
● Axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry and baggage doors
● Toy hauler ramp doors	● Entry steps
● Patio doors	● Other towable accessories
● Manual, electric and hydraulic stabilizer and lifting systems	● Specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment

The recreational vehicle products segment (the “RV Segment”) accounted for 83 percent of the Company's net sales in 2010, and the manufactured housing products segment (the “MH Segment”) accounted for 17 percent. More than 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs, with the balance primarily comprised of components for motorhomes and mid-size buses, as well as sales of specialty trailers and related axles. At December 31, 2010, the Company operated 25 plants in 11 states.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories since the fourth quarter of 2009, seasonal industry trends have been different than in prior years.

The Company is not aware of any significant events, except as disclosed in the Notes to Consolidated Financial Statements, that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

Cash and Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The U.S. Treasury Bills are recorded at cost which approximates fair value.

Cash and investments consisted of the following at December 31 (in thousands):

	2010	2009
Cash in banks	$11,664	$49,365
Money Market – Wells Fargo	9,039	-
Money Market – JPMorgan Chase	4,177	-
U.S. Treasury Bills – cash equivalents	14,000	3,000
Total cash and cash equivalents	38,880	52,365
U.S. Treasury Bills – short-term investments	4,999	12,995
Total cash and investments	$43,879	$65,360

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of write-offs and allowances. The Company establishes allowances based upon historical experience and any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31, (in thousands):

	2010	2009	2008
Balance at beginning of period	$1,003	$1,486	$803
Provision for doubtful accounts	425	998	1,066
Additions related to acquired companies	-	-	30
Accounts written off, net of recoveries	(929)	(1,481)	(413)
Balance at end of period	$499	$1,003	$1,486

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.2 million at each of December 31, 2010, 2009 and 2008.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Fixed Assets

Fixed assets which are owned are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the properties and equipment. Leasehold improvements and leased equipment are amortized over the shorter of the lives of the leases or the underlying assets. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized.

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

The Company accounts for uncertainty in tax positions in accordance with the current accounting guidance, which requires that a company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Further, the Company assesses the tax benefits of the tax positions in its financial statements based on experience with similar tax positions, information obtained during the examination process and the advice of experts. The Company recognizes previously unrecognized tax benefits upon the earlier of the expiration of the period to assess tax in the applicable taxing jurisdiction or when the matter is constructively settled and upon changes in statutes or regulations and new case law or rulings.

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements.

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates.

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

At March 31, 2009 and November 30, 2008, the discount rate used in the discounted cash flow model prepared for the goodwill impairment analysis was 16.5 percent and 13.0 percent, respectively, derived by applying the weighted average cost of capital model, which weights the cost of debt and equity financing. The Company also considered the relationship of debt to equity of other similar companies, as well as the risks and uncertainty inherent in the markets generally and in the Company’s internally developed forecasts.

Based on the analyses, the carrying value of the RV, manufactured housing and specialty trailer reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero, therefore the Company recorded a non-cash impairment charge to write-off the entire goodwill of the specialty trailer reporting unit in the fourth quarter of 2008, and the RV and manufactured housing reporting units in the first quarter of 2009.

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

Other Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The amortization of other intangible assets is done using a method, straight-line or accelerated, which best reflects the pattern in which the estimated future economic benefits of the asset will be consumed.

Impairment of Long-Lived Assets

The impairment of long-lived assets, other than goodwill, is assessed when changes in circumstances indicate that their carrying value may not be recoverable. A determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Impairment is measured as the excess of the carrying value over the estimated fair value of such assets.

In 2010, the Company reviewed the recoverability of the carrying value of vacant facilities and land not being used in production, using broker quotes and management’s estimates, which are Level 3 fair value inputs. As a result, in 2010, the Company recorded impairment charges of $0.4 million on facilities that have an adjusted carrying value of $11.6 million at December 31, 2010. In 2009 and 2008, the Company recorded impairment charges for facilities of $2.5 million and $1.0 million, respectively. Impairment charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Additionally, the Company recorded charges to operations of $0.1 million, $0.8 million and $0.6 million in 2010, 2009 and 2008, respectively, related to the exit from leased facilities, which are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

During 2010, the Company did not experience any events or changes in circumstances which could indicate that the carrying value of the other intangible assets or remaining other long-lived assets may not be recoverable. As a result, no impairment testing was required. During 2009, as a result of the unprecedented conditions in the RV and Manufactured Housing industries, the Company reviewed the recoverability of the carrying value of other intangible assets and the remaining other long-lived assets. This review determined that there was no impairment of these assets.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

Stock-Based Compensation

All stock-based compensation awards are being expensed on a straight-line basis over their requisite service period, which is generally the vesting period, based on fair value. The fair value for stock options is determined using the Black-Scholes option-pricing model at the date the stock options are granted, while the fair value of deferred stock units are based on the market price of the Company’s Common Stock. The accounting for stock-based compensation resulted in charges to operations of $4.2 million, $3.5 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, for the years ended December 31, 2010 and 2009, the Company issued deferred stock units to certain executive officers relating to prior year compensation of $0.1 million and $0.3 million, respectively. Stock-based compensation expense is recorded in the Consolidated Statements of Operations in the same line that cash compensation to those employees is recorded, primarily in selling, general and administrative expenses.

On December 28, 2010, in connection with the special dividend of $1.50 per share, the Compensation Committee of the Company’s Board of Directors reduced the exercise price of all the outstanding stock options for all 125 holders of such stock options by $1.50 per share. As a result of this stock option modification, the Company recorded a charge of $0.4 million in 2010, and expects to record additional charges aggregating $0.5 million over the next five years. See Note 11 of the Notes to Consolidated Financial Statements.

The fair value of each stock option grant was estimated on the date of the grant, and estimated again on the date of modification, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Modification	2010	2009	2008
Risk-free interest rate	1.30%	1.43%	2.12%	2.17%
Expected volatility	57.5%	55.8%	53.2%	42.5%
Expected life	3.2 years	4.8 years	4.8 years	4.8 years
Contractual life	6.0 years	6.0 years	6.0 years	6.0 years
Dividend yield	N/A	N/A	N/A	N/A
Fair value of stock options granted	$10.03	$10.09	$9.87	$4.68

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collectability is reasonably assured, and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities, which are not significant, are accounted for on a net basis and therefore are excluded from net sales in the Consolidated Statements of Operations.

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $20.2 million, $15.4 million and $21.4 million in 2010, 2009 and 2008, respectively.

Legal Costs

The Company expenses all legal costs associated with litigation as incurred.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, earn-out payments, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

During 2010, the Company completed three business combinations by which it acquired $32.3 million of assets, paid $21.9 million in cash, and agreed to potential future earn-out payments, the fair values of which were estimated to be $10.3 million as of the respective acquisition dates. During 2009, the Company completed two business combinations by which it acquired $3.2 million of assets, paid $1.8 million in cash, and agreed to potential future earn-out payments, the fair values of which were estimated to be $1.2 million as of the respective acquisition dates. The Company used Level 3 inputs to value the assets and liabilities associated with these business combinations, as well as to update the fair values of the potential future earn-out payments. See Notes 3 and 10 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. The guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009. The adoption of this portion of the guidance had no impact on the Company. The guidance with respect to Level 3 fair value measurements is effective for interim and annual periods beginning after December 15, 2010 and is not expected to have an impact on the Company.

2. SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant.

The RV Segment, which accounted for 83 percent, 79 percent and 72 percent of consolidated net sales for 2010, 2009 and 2008, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry and baggage doors
● Toy hauler ramp doors	● Entry steps
● Patio doors	● Other towable accessories
● Manual, electric and hydraulic stabilizer and lifting systems	● Specialty trailers for hauling boats, personal watercraft, snowmobiles and equipment

The Company also supplies certain of these products as replacement parts to the RV aftermarket. More than 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs, with the balance primarily comprised of components for motorhomes and mid-size buses, as well as sales of specialty trailers and related axles.

The MH Segment, which accounted for 17 percent, 21 percent and 28 percent of consolidated net sales for 2010, 2009 and 2008, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

● Vinyl and aluminum windows and screens	● Steel chassis
● Thermoformed bath and kitchen products	● Steel chassis parts
● Steel and fiberglass entry doors	● Axles
● Aluminum and vinyl patio doors

The Company also supplies windows, doors and thermoformed bath products as replacement parts to the manufactured housing aftermarket.

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, corporate expenses, goodwill impairment, other non-segment items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in the Notes to Consolidated Financial Statements.

Effective with the first quarter of 2010, amortization of intangibles, which was previously reported on a separate line, has been included as part of segment operating profit (loss). In addition, the related intangible assets are now included as part of segment assets. The segment disclosures from 2009 and 2008 have been reclassified to conform to the current year presentation.

Information relating to segments follows for the years ended December 31, (in thousands):

	Segments			Corporate
	RV	MH	Total	and Other	Goodwill	Total
2010
Net sales from external customers(a)	$477,202	$95,553	$572,755	$-	$-	$572,755
Operating profit (loss)(b)(e)	$44,388	$9,590	$53,978	$(8,550)	$-	$45,428
Total assets(c)	$179,000	$40,366	$219,366	$79,918	$7,497	$306,781
Expenditures for long-lived assets(d)	$34,262	$1,016	$35,278	$34	$7,497	$42,809
Depreciation and amortization	$13,820	$3,093	$16,913	$174	$-	$17,087

2009
Net sales from external customers(a)	$312,535	$85,304	$397,839	$-	$-	$397,839
Operating profit (loss)(b)(e)	$15,660	$3,216	$18,876	$(9,417)	$(45,040)	(35,581)
Total assets(c)	$144,031	$45,535	$189,566	$98,499	$-	288,065
Expenditures for long-lived assets(d)	$4,213	$865	$5,078	$110	$927	6,115
Depreciation and amortization	$14,332	$3,940	$18,272	$196	$-	18,468

2008
Net sales from external customers(a)	$368,092	$42,414	$510,506	$-	$-	$510,506
Operating profit (loss)(b)(e)	$24,615	$10,290	$34,905	$(9,520)	$(5,487)	$19,898
Total assets(c)	$181,497	$51,736	$233,233	$34,012	$44,113	$311,358
Expenditures for long-lived assets(d)	$20,533	$719	$21,252	$31	$10,053	$31,336
Depreciation and amortization	$12,746	$4,079	$16,825	$253	$-	$17,078

(a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 41 percent, 38 percent and 27 percent of the Company’s consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Thor Industries, Inc. acquired Heartland Recreational Vehicles in 2010. The aforementioned sales percentages include the combined net sales of Thor and Heartland. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 26 percent, 26 percent and 22 percent of the Company’s consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. No other customer accounted for more than 10 percent of consolidated net sales for the years ended December 31, 2010, 2009 and 2008.

(b)	Certain general and administrative expenses of Lippert and Kinro are allocated between the segments based upon sales or operating profit, depending upon the nature of the expense.

(c)
Segment assets include accounts receivable, inventories, intangible assets and fixed assets. Corporate and other assets include cash and cash equivalents, short-term investments, prepaid expenses and other current assets, deferred taxes, and other assets. Goodwill is not considered in the measurement of each segment’s performance.

(d)
Segment expenditures for long-lived assets include capital expenditures, as well as fixed assets and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $25.1 million, $2.0 million and $17.1 million of long-lived assets as part of the acquisitions of businesses in the years ended December 31, 2010, 2009 and 2008, respectively. Expenditures for goodwill are not included in the segment since they are not considered in the measurement of each segment’s performance.

(e)
The operating loss for the Corporate and Other column is comprised of Corporate expenses of $8.0 million, $6.5 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, and Other non-segment items of $0.6 million, $2.9 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Net sales by product were as follows for the years ended December 31, (in thousands):

	2010	2009	2008
Recreational Vehicles:
Chassis, chassis parts and slide-out mechanisms	$261,811	$178,563	$228,310
Windows, doors and screens	112,679	64,684	79,279
Furniture and mattresses	49,017	30,290	11,726
Axles and suspension solutions	38,420	26,343	30,024
Specialty trailers	4,498	6,810	13,773
Other	10,777	5,845	4,980
RV Segment net sales	$477,202	$312,535	$368,092

Manufactured Housing:
Windows, doors and screens	$57,154	$46,961	$62,924
Chassis and chassis parts	25,070	24,892	56,869
Thermoformed bath and kitchen products	13,079	12,636	18,108
Axles and tires	250	757	3,811
Other	-	58	702
MH Segment net sales	$95,553	$85,304	$142,414

Consolidated net sales	$572,755	$397,839	$510,506

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Over the last ten years, the Company has acquired numerous manufacturers of products for RVs, manufactured homes and specialty trailers, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. In a number of these acquisitions, the Company acquired a significant amount of goodwill, as the value of the acquired business to the Company exceeded the fair value of the net tangible and other identifiable intangible assets acquired in the transaction.

Recently Announced Acquisition

Home-Style Industries

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. Home-Style’s sales for 2010 were $12 million. The purchase price was $7.3 million paid at closing from available cash.

Acquisitions in 2010

Level-UpTM System

On February 18, 2010, the Company acquired the patent-pending design for Level-UpTM, a six-point leveling system for fifth-wheel RVs. Level-UpTM had annualized sales of approximately $1 million prior to the acquisition. The purchase price was $1.4 million, paid at closing from available cash, plus an earn-out. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since February 18, 2010.

The acquisition of this business was recorded as follows (in thousands):

Cash consideration	$1,400
Contingent consideration	404
Total fair value of consideration given	$1,804

Patents	$1,157
Other identifiable intangible assets	180
Total fair value of assets acquired	$1,337

Goodwill (tax deductible)	$467

The Company will pay an earn-out depending on future unit sales of the leveling system in excess of pre-established hurdles over the next six years. The earn-out does not have a maximum; however, at the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.5 million to $1.0 million. The Company recorded a $0.4 million liability for the present value of the estimated earn-out payments, using internal sales projections, as well as the acquired company’s weighted average cost of capital of 17.4 percent at the date of acquisition. Each period, an expense, similar to interest, will be recorded in selling, general and administrative expenses over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments. For further information on the required quarterly re-evaluation of the liability for the estimated earn-out payments, see Note 10 of the Notes to Consolidated Financial Statements.

The patents will be amortized over their estimated useful life of 13 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates an increase in the markets for the acquired product.

Wall Slide and Other RV Products

On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included certain products for which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. Schwintek had annualized sales of approximately $5 million prior to the acquisition. The purchase price was $20.0 million, paid at closing from available cash, plus earn-outs. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since March 16, 2010.

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

The Company will pay earn-outs depending on future unit sales of the acquired products in excess of pre-established hurdles over approximately the next five years. Two of the products have a maximum aggregate earn-out of $12.7 million, which, at the date of acquisition, the Company assumed would be achieved. The remaining products do not have a maximum; however, at the date of acquisition, the Company estimated the aggregate earn-out payments would be $1.5 million to $2.0 million for these products. The Company recorded a $9.9 million liability for the present value of the estimated earn-out payments, using internal sales projections, as well as the acquired company’s weighted average cost of capital of 17.2 percent at the date of acquisition. Each period, an expense, similar to interest, will be recorded in selling, general and administrative expenses over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments. For further information on the required quarterly re-evaluation of the liability for the estimated earn-out payments, see Note 10 of the Notes to Consolidated Financial Statements.

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

Chassis Modification and Suspension Enhancement

On August 30, 2010, the Company acquired the operating assets of Sellers Mfg., Inc., which modifies chassis primarily for producers of Class A and Class C motorhome RVs, transit buses, and specialized commercial trucks. In addition, Sellers manufactures the patented E-Z CruiseTM, a suspension enhancement system for transit buses and Class C motorhomes, which improves the vehicle’s ride performance. Sellers had annualized sales of less than $1 million prior to the acquisition. The purchase price was $0.5 million, paid at closing from available cash. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since August 30, 2010.

Acquisitions in 2009

QuickBiteTM

On May 15, 2009, the Company acquired the patents for the QuickBiteTM coupler, and other intellectual properties and assets. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing from available cash and the balance was paid on May 15, 2010, plus an earn-out. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since May 15, 2009.

The Company will pay an earn-out of $2.50 per unit sold, up to a maximum of $2.5 million, during the life of the patents, which, at the date of acquisition, the Company assumed would be achieved. The Company recorded a $1.1 million liability for the present value of the estimated earn-out payments, using internal sales projections, as well as the acquired company’s weighted average cost of capital of 16.5 percent at the date of acquisition. Each period, an expense, similar to interest, will be recorded in selling, general and administrative expenses over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments. The patents will be amortized over their estimated useful life of 16 years. For further information on the required quarterly re-evaluation of the liability for the estimated earn-out payments, see Note 10 of the Notes to Consolidated Financial Statements.

Slide-out Storage Box for Pick-up Trucks

On September 11, 2009, Lippert acquired the patent-pending design for a tool box containing a slide-out storage tray. This newly-designed product, used in pick-up trucks, tow trucks and other mobile service vehicles, is being produced at the Company’s existing manufacturing plants, with existing management, utilizing production techniques with which the Company has extensive experience. The purchase price was $0.4 million, which was paid at closing from available cash. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since September 11, 2009.

Front Entry Doors for Manufactured Homes

On September 29, 2009, Kinro acquired certain inventory and equipment used for the production of front entry doors for manufactured homes. This acquisition has increased Kinro’s content per manufactured home and also added a new product category. Kinro began manufacturing entry doors at plants in Indiana and South Carolina in the 2009 fourth quarter. The purchase price was $0.9 million, which was paid at closing from available cash. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since September 29, 2009.

In 2009, the aggregate consideration for the acquisitions of the QuickBiteTM coupler, slide-out storage box for pick-up trucks, and front entry doors for manufactured homes was recorded as follows (in thousands):

Net tangible assets acquired	$1,370
Intangible assets	1,780
3,150
Less: Present value of future estimated earn-out payments	(1,204)
Less: Other	(267)
Total cash consideration	$1,679

Acquisitions in 2008

Seating Technology

On July 1, 2008, Lippert acquired certain assets and liabilities, and the business of Seating Technology, Inc. and its affiliated companies, a manufacturer of a wide variety of furniture products primarily for towable RVs, including a full line of upholstered furniture and mattresses. Seating Technology had annual sales of $40 million in 2007. The purchase price was $28.7 million, which was paid at closing from available cash. The Company acquired intangible assets from Seating Technology primarily related to customer relationships, which are being amortized over their estimated remaining useful life, which at the date of acquisition was approximately 11 years. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since July 1, 2008.

Total consideration for the acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$5,766
Customer relationships	9,400
Other identifiable intangible assets	2,575
Goodwill (tax deductible)	10,918
Total cash consideration	$28,659

Patent for “JT’s Strong Arm Jack Stabilizer”

On July 1, 2008, Lippert acquired the patent for “JT's Strong Arm Jack Stabilizer” and other intellectual properties and assets. The purchase price was $3.1 million, which was paid at closing from available cash. “JT's Strong Arm Jack Stabilizer” represents a significant advance in the elimination of side-to-side and front-to-back movement of a parked travel trailer or fifth-wheel RV. Total consideration for the acquisition was allocated to amortizable intangible assets. The results of the acquired business have been included in the Company’s Consolidated Statements of Operations since July 1, 2008.

Goodwill

Goodwill by reportable segment is as follows (in thousands):

	MH Segment	RV Segment	Total
Net balance – December 31, 2007	$9,251	$30,296	$39,547
Acquisitions - 2008	-	10,053	10,053
Impairment	-	(5,487)	(5,487)
Net balance – December 31, 2008	9,251	34,862	44,113
Acquisitions - 2009	-	927	927
Impairment	(9,251)	(35,789)	(45,040)
Net balance – December 31, 2009	-	-	-
Acquisitions – 2010	-	7,497	7,497
Net balance – December 31, 2010	$-	$7,497	$7,497

Accumulated cost	$9,251	$48,773	$58,024
Accumulated impairment	(9,251)	(41,276)	(50,527)
Net balance – December 31, 2010	$-	$7,497	$7,497

For more information on the impairment of goodwill, see Note 1 of the Notes to Consolidated Financial Statements.

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2010.  Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no goodwill impairment existed at that time.  The Company plans to update its review as of November 30, 2011, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31, (in thousands):

	2010	2009
MH Segment	$3,246	$3,864
RV Segment	54,173	35,307
Other intangible assets	$57,419	$39,171

Other intangible assets consisted of the following at December 31, 2010 (in thousands):

	Gross	Accumulated	Net	Estimated Useful
	Cost	Amortization	Balance	Life in Years
Non-compete agreements	$3,078	$1,436	$1,642	3 to 7
Customer relationships	25,155	11,227	13,928	3 to 16
Tradenames	7,270	3,282	3,988	5 to 15
Patents	45,599	7,738	37,861	2 to 19
Other intangible assets	$81,102	$23,683	$57,419

Other intangible assets consisted of the following at December 31, 2009 (in thousands):

	Gross	Accumulated	Net	Estimated Useful
	Cost	Amortization	Balance	Life in Years
Non-compete agreements	$2,830	$1,031	$1,799	3 to 7
Customer relationships	24,870	8,851	16,019	8 to 16
Tradenames	6,151	2,390	3,761	5 to 15
Patents	22,693	5,101	17,592	5 to 19
Other intangible assets	$56,544	$17,373	$39,171

Amortization expense related to other intangible assets amounted to $6.5 million, $5.4 million and $4.8 million for 2010, 2009 and 2008, respectively.

Estimated amortization expense for other intangible assets for the next five years is as follows (in thousands):

2011	$7,160
2012	$7,258
2013	$6,785
2014	$6,600
2015	$6,110

At December 31, 2010, other intangible assets included $3.6 million related to the Company’s marine and leisure operation, which sells trailers primarily for small and medium-sized boats and related axles. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout this period, the Company conducted an impairment analysis on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A continued downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a non-cash impairment charge for the related other intangible assets in the future.

4. INVENTORIES

           Inventories consisted of the following at December 31, (in thousands):

	2010	2009
Finished goods	$8,441	$9,264
Work in process	1,683	1,576
Raw materials	59,204	46,917
Total	$69,328	$57,757

5. FIXED ASSETS

Fixed assets, at cost, consisted of the following at December 31, (in thousands):

			Estimated Useful
	2010	2009	Life in Years
Land	$9,967	$9,917
Buildings and improvements	64,611	65,574	10 to 40
Leasehold improvements	1,255	1,164	2 to 20
Machinery and equipment	80,121	76,585	3 to 10
Furniture and fixtures	9,524	8,625	3 to 8
Construction in progress	647	464
Fixed assets, at cost	166,125	162,329
Less accumulated depreciation and amortization	86,277	82,053
Fixed assets, net	$79,848	$80,276

Depreciation and amortization of fixed assets was as follows for the years ended December 31, (in thousands):

	2010	2009	2008
Charged to cost of sales	$8,832	$11,155	$10,292
Charged to selling, general and administrative expenses	1,685	1,752	1,731
Total	$10,517	$12,907	$12,023

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, (in thousands):

	2010	2009
Accrued employee compensation and benefits	$16,643	$11,815
Accrued warranty	4,005	3,340
Other accrued expenses and current liabilities	13,075	13,039
Total	$33,723	$28,194

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations the Company considers various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31, (in thousands):

	2010	2009	2008
Balance at beginning of period	$4,686	$5,419	$5,762
Provision for warranty expense	4,260	2,279	3,984
Warranty costs paid	(3,054)	(3,012)	(4,327)
Total accrued warranty	5,892	4,686	5,419
Less long-term portion	1,887	1,346	909
Current accrued warranty	$4,005	$3,340	$4,510

7. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $1.0 million, $0.9 million and $1.3 million to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $0.9 million, $0.3 million and $1.9 million in 2010, 2009 and 2008, respectively. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.1 million and $0.5 million from the Plan in 2010 and 2009, respectively, and none in 2008.

Deferred compensation is recorded as follows at December 31, (in thousands):

	2010	2009
Other accrued expenses and current liabilities	$-	$103
Other long-term liabilities	3,262	2,004
Total deferred compensation	$3,262	$2,107

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

The liability for executive retirement is recorded as follows at December 31, (in thousands):

	2010	2009
Other accrued expenses and current liabilities	$343	$1,184
Other long-term liabilities	169	498
Total executive retirement liability	$512	$1,682

8. LONG-TERM INDEBTEDNESS

The Company had no debt at December 31, 2010 and 2009.

On November 25, 2008, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2010 and 2009), or LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2010 and 2009) depending on the Company’s performance and financial condition. The Credit Agreement, which was scheduled to expire on December 1, 2011, was amended and extended on February 24, 2011, and now expires on January 1, 2016. At December 31, 2010 and 2009, the Company had $5.5 million and $7.8 million, respectively, in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $44.5 million at December 31, 2010.

Simultaneously, the Company entered into a $125.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $125.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. This facility, which was scheduled to expire on November 25, 2011, was amended and extended on February 24, 2011, and now expires on February 24, 2014. In connection with this amendment, the “shelf-loan” facility was increased to $150.0 million.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As such, the remaining availability under these facilities was $161.1 million at December 31, 2010. This availability, together with the $43.9 million in cash and short-term investments at December 31, 2010, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements in 2011, and no borrowings under these facilities are expected.

Pursuant to the Credit Agreement and Senior Promissory Notes at December 31, 2010 and 2009, the Company was required to maintain minimum net worth, interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2010 and 2009, the Company was in compliance with all such requirements. In connection with the amendment of the Credit Agreement and the “shelf-loan” facility on February 24, 2011, the minimum net worth requirement was eliminated. The Company expects to remain in compliance with all financial requirements during 2011.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company had an unsecured letter of credit outstanding, unrelated to the Credit Agreement, which aggregated $0.2 million and $0.4 million at December 31, 2010 and 2009, respectively. This letter of credit expired January 31, 2011, and was not renewed.

9. INCOME TAXES

The provision (benefit) for income taxes in the Consolidated Statements of Operations is as follows for the years ended December 31, (in thousands):

	2010	2009	2008
Current:
Federal	$14,971	$3,700	$7,312
State	3,643	668	2,176
Total current provision	18,614	4,368	9,488
Deferred:
Federal	(1,481)	(13,485)	(1,721)
State	43	(3,200)	(424)
Total deferred benefit	(1,438)	(16,685)	(2,145)
Provision (benefit) for income taxes	$17,176	$(12,317)	$7,343

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before income taxes for the following reasons for the years ended December 31, (in thousands):

	2010	2009	2008
Income tax at federal statutory rate	$15,823	$(12,366)	$6,657
State income taxes, net of federal income tax impact	2,373	(1,671)	1,139
Non-deductible goodwill impairment	-	2,030	-
Research and development credit	(66)	(354)	-
Other non-deductible expenses	127	100	169
Manufacturing credit pursuant to Jobs Creation Act	(1,110)	(50)	(407)
Other	29	(6)	(215)
Provision (benefit) for income taxes	$17,176	$(12,317)	$7,343

At December 31, 2010 and 2009, respectively, federal and state income taxes payables of $2.7 million and $3.9 million are included in accrued expenses and other current liabilities.

Net deferred tax assets are classified in the Consolidated Balance Sheets as follows at December 31, (in thousands):

	2010	2009
Prepaid expenses and other current assets	$12,142	$9,879
Other long-term assets	15,770	16,532
Net deferred tax assets	$27,912	$26,411

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, (in thousands):

	2010	2009
Deferred tax assets:
Goodwill and other intangible assets	$15,604	$16,299
Stock options	4,826	3,619
Inventory	2,717	2,145
Deferred compensation	2,103	1,460
Accrued insurance	1,796	1,218
Post retirement	872	986
Accounts receivable	485	559
Other	3,425	2,523
Total deferred tax assets	31,828	28,809
Deferred tax liabilities:
Fixed assets	3,916	2,398
Net deferred tax assets	$27,912	$26,411

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2010 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

Tax benefits on stock option and deferred stock unit exercises of $0.1 million, $0.5 million and $0.1 million were credited directly to stockholders' equity for 2010, 2009 and 2008, respectively, relating to tax benefits which exceeded the compensation cost for stock options recognized in the Consolidated Financial Statements.

At December 31, 2010, the Company had deferred tax assets of $4.8 million related to unexercised stock options. The Company’s stock price at December 31, 2010, was below the exercise price of certain of the unexercised stock options. If the stock price remains below the exercise price of these stock options, the related deferred tax assets will not be realized. The reversal of such deferred tax assets will be recorded as a reduction of stockholders' equity, to the extent there are available excess tax benefits from prior stock option exercises, with any remaining deficiency recorded as additional income tax expense in the Consolidated Statements of Operations. At December 31, 2010 the available excess tax benefits from prior stock option exercises in stockholders' equity was $11.7 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31, (in thousands):

	2010	2009	2008
Balance at beginning of period	$2,159	$5,782	$4,829
Changes in tax positions of prior years	1	(287)	819
Additions based on tax positions related to the current year	294	661	363
Payments	(41)	(3,891)	-
Expiration of statute of limitations	(166)	(106)	(229)
Balance at end of period	$2,247	$2,159	$5,782

In addition, the total amount of accrued interest and penalties related to taxes was $0.5 million, $0.4 million and $1.0 million at December 31, 2010, 2009 and 2008, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $1.7 million, $1.6 million and $3.8 million at December 31, 2010, 2009 and 2008, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. During the third quarter of 2008, the IRS completed an audit of the Company’s 2005 federal tax return, and found no changes. For federal income tax purposes, the tax years 2007 through 2009 remain subject to examination.

In connection with a tax audit, and after several negotiations, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as tax years 2001 to 2006 for $4.0 million, including interest. The aggregate settlement amount was fully reserved prior to 2009, and was paid in April of 2009. In connection with the settlement, the Indiana Department of Revenue reserved the right to further examine tax years 2001 through 2006. The years 2001 through 2006 are currently under such examination. In addition, for Indiana state income tax purposes, the tax years 2007 through 2009 remain subject to examination.

The Company has assessed its risks associated with all tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2011. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2010, would not be material to the Company’s financial position or annual results of operations.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2010 are summarized as follows (in thousands):

2011	$4,309
2012	2,991
2013	1,452
2014	471
2015	276
Thereafter	196
Total minimum lease payments	$9,695

Rent expense for operating leases was $5.7 million, $6.7 million and $7.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employment Agreements

At December 31, 2010 the Company had employment contracts with eleven of its employees and seven consultants, which expire on various dates through 2015. The minimum commitments under these contracts are $3.3 million in 2011, $0.7 million in 2012, $0.5 million in 2013, $0.2 million in 2014 and $0.1 million in 2015. Included in these minimum commitments are certain amounts payable to a retired senior executive which has been accrued as of December 31, 2010. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding executive retirement charges.

Included in the foregoing are contracts with four employees which provide for incentives to be paid based on some or all of the following; (i) profits, as defined, (ii) return on net assets, as defined, (iii) return on invested capital, as defined, and (iv) the Company’s financial performance as compared to the RV and manufactured housing industries, as defined.

Royalty

In February 2003, the Company entered into an agreement for a non-exclusive license for patents related to certain slide-out systems. The agreement provides for the Company to pay a royalty of 1 percent on sales of certain slide-out systems commencing January 1, 2007 through the expiration of the patents, with aggregate payments subsequent to January 1, 2007 not to exceed $5.0 million. The expense related to this royalty agreement was $0.2 million in each of 2010, 2009 and 2008, and is classified in the Consolidated Statements of Operations in cost of sales. Aggregate payments subsequent to December 31, 2010 cannot exceed $4.1 million.

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

In connection with the 2009 acquisition of the QuickBiteTM coupler, as well as the 2010 acquisitions of the Level-UpTM six-point leveling system, and certain intellectual property and other assets from Schwintek, Inc., the Company could pay earn-outs if certain sales targets for the acquired products are achieved. The Company has recorded a liability for the present value of these earn-out payments at December 31, 2010 and 2009 using the acquired company’s weighted average cost of capital of 16.6 percent and 16.5 percent, respectively.

The following table summarizes the expected earn-outs as of December 31, 2010 (in thousands):

				Present Value
	Expiration of	Estimated		of Estimated
Acquisition	Earn-out	Earn-out Payments		Earn-out Payments
Schwintek products	March 2014(a)	$14,559	(b)	$10,345
Level-UpTM six-point leveling system	February 2016	2,389	(c)	1,466
QuickBiteTM coupler	October 2025	1,179	(d)	293
Total		$18,127		$12,104

(a)	Earn-out payments for three of the four products expire in March 2014. Earn-out payments for the remaining product expire five years after the product is first sold to customers.

(b)
Two of the four products acquired have a combined maximum earn-out payment of $12.7 million, which the Company has assumed will be achieved. Other than expiration of the earn-out period, the remaining products have no cap on earn-out payments.

(c)	Other than expiration of the earn-out period, these products have no cap on earn-out payments.

(d)	This product has a maximum earn-out payment of $2.5 million.

As required, the liability for these estimated earn-out payments was re-evaluated quarterly during 2010, including most recently at December 31, 2010, considering actual sales of the acquired products, updated sales projections, and an updated weighted average cost of capital of the acquired companies. Depending upon the weighted average cost of capital and future sales of the products which are subject to earn-outs, the Company could record adjustments in future periods.

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31, (in thousands):

	2010	2009
Beginning balance	$1,370	$-
Acquisitions	10,333	1,204
Payments	(8)	(1)
Accretion	1,570	167
Fair value adjustments	(1,161)	-
Total ending balance	12,104	1,370
Less current portion in accrued expenses and other current liabilities	(1,827)	63
Total long-term portion in other long-term liabilities	$10,277	$1,307

Litigation

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled, as amended, Gonzalez and Royalty vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233).

The case purported to be a class action. At various times in the course of the proceedings during 2010, the Court dismissed each of the seven claims asserted by the named plaintiffs. The named plaintiffs filed a notice of appeal, and their appeal briefs are due in May 2011.

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

If the Court of Appeals reverses the District Court’s rulings, which dismissed all claims asserted by the named plaintiffs, and if plaintiffs pursue their claims, protracted litigation could result. Although the outcome of such litigation cannot be predicted, if certain essential findings are ultimately unfavorable to Kinro, the Company could sustain a material liability. However, based upon all the developments in this case to date, the Company believes that it is remote that a material loss will be incurred in connection with this case.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2010, would not be material to the Company’s financial position or annual results of operations.

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

Sale-Leaseback

In April 2008, the Company sold for $3.1 million a mortgage note it had received in a 2006 sale of a facility, which note had been in default. In connection with the collection of this $3.1 million in cash, the Company recorded a gain of $2.1 million during 2008. This gain is classified in selling, general and administrative expenses in the Consolidated Statements of Operations.

Facilities

In response to the slowdowns in both the RV and manufactured housing industries, over the past few years the Company has consolidated the operations previously conducted at more than 35 facilities and reduced staff levels. The Company incurred severance and relocation costs of $1.7 million, $1.6 million, and $1.6 million in 2010, 2009 and 2008, respectively, which were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2010, 2009 and 2008, the Company had $0.4 million, $0.7 million, and $0.9 million, respectively, of a remaining liability for these costs recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The Company operated 25 facilities at December 31, 2010, and is continuing to explore additional facility consolidation opportunities, although the Company does not anticipate incurring further significant severance and relocation costs.

At December 31, 2010, the Company was attempting to sell seven owned facilities and vacant land with an aggregate carrying value of $11.6 million, which are not being used in production. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.7 million, for one to five year terms, for a combined rental income of $79,000 per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. As of December 31, 2010, all seven of these owned facilities are classified in fixed assets in the Consolidated Balance Sheet since it is not probable that these assets will be sold within a year due to uncertainty in the real estate markets. In addition to these seven owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

At December 31, 2009, the Company was attempting to sell ten owned facilities and vacant land with an aggregate carrying value of $13.7 million, including three owned facilities which the Company was leasing to third parties. As of December 31, 2009, all of these owned facilities were classified in other assets in the Consolidated Balance Sheets.

To reflect the net losses and gains on sold facilities, and the write-downs to estimated fair value of facilities to be sold or subleased, the Company recorded a net loss of $0.3 million and $3.3 million in 2010 and 2009, respectively, and a net gain of $1.9 million in 2008.

11. STOCKHOLDERS' EQUITY

Stock-Based Awards

Pursuant to the Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended (the “2002 Equity Plan”), which was approved by stockholders in May 2002, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the 2002 Equity Plan was 605,145 and 990,019 at December 31, 2010 and 2009, respectively. In May 2009, stockholders ratified amendments to the 2002 Equity Plan to increase the number of shares available for awards by 900,000 shares.

Special Dividend

On December 28, 2010, a special dividend of $1.50 per share of the Company’s Common Stock, or an aggregate of $33.0 million, was paid to stockholders of record as of December 20, 2010. Further, holders of deferred stock units were credited with deferred stock units equal to $1.50 per deferred stock unit, or $0.4 million in total. In connection with the cash dividend, the Compensation Committee of the Company’s Board of Directors reduced the exercise price of all the outstanding stock options by $1.50 per share. As a result of this stock option modification, the Company recorded a charge of $0.4 million in 2010, and expects to record additional charges aggregating $0.5 million over the next five years.

Stock Options

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

The exercise price for stock options granted under the 2002 Equity Plan must be at least equal to 100 percent of the fair market value of the shares subject to such stock option on the date of grant. The exercise price may be paid in cash or in shares of the Company’s Common Stock which have been held for a minimum of six months. Stock options granted under the 2002 Equity Plan must be approved by, and become exercisable in annual installments, as determined by the Committee. Historically, upon exercise of stock options, new shares have been issued instead of using treasury shares.

Outstanding stock options expire six years from the date of grant, and vest over service periods of one year for Directors and five years for employees.

Transactions in stock options under the 2002 Equity Plan are summarized as follows:

			Weighted
			Average
	Number of	Stock Option	Exercise
	Option Shares	Exercise Price	Price
Outstanding at December 31, 2007	1,659,640	$7.88 – $ 32.61	$25.16
Granted	515,500	$11.59 – $ 14.22	$11.92
Exercised	(38,200)	$7.88 – $ 12.78	$8.93
Forfeited	(60,600)	$12.78 – $ 32.61	$26.18
Outstanding at December 31, 2008	2,076,340	$11.59 – $ 32.61	$22.14
Granted	327,900	$20.99	$20.99
Exercised	(389,100)	$11.59 – $ 16.15	$12.88
Forfeited / cancelled	(255,200)	$11.59 – $ 32.61	$25.70
Outstanding at December 31, 2009	1,759,940	$11.59 – $ 32.61	$23.46
Granted	469,250	$21.17	$21.17
Exercised	(81,000)	$11.59 – $ 20.99	$14.03
Forfeited	(151,700)	$11.59 – $ 32.61	$24.86
Modification for cash dividend	-	$10.09 – $ 31.11	$(1.50)
Outstanding at December 31, 2010	1,996,490	$10.09 – $31.11	$21.70
Exercisable at December 31, 2010	939,090	$10.09 – $31.11	$24.37

The total intrinsic value, defined as the excess of market value over the exercise price, of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $2.9 million and $0.2 million, respectively.The Company received cash of $1.1 million, $5.0 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, upon the exercise of stock options. In addition, the Company recognized income tax benefits from the exercise of stock options of $0.2 million, $1.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of stock options that vested during the years ended December 31, 2010, 2009 and 2008 was $2.8 million, $2.5 million and $3.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010 (dollars in thousands except per share amounts):

Original	Modified	Option	Remaining	Option
Exercise	Exercise	Shares	Life	Shares
Price	Price(a)	Outstanding	in Years	Exercisable
$28.33	$26.83	324,640	0.9	324,640
$28.71	$27.21	37,500	1.0	37,500
$26.39	$24.89	37,500	2.0	37,500
$32.61	$31.11	401,250	2.9	240,750
$28.09	$26.59	37,500	3.0	37,500
$11.59	$10.09	324,150	3.9	99,300
$13.03	$11.53	1,600	3.9	400
$14.22	$12.72	62,500	4.0	62,500
$20.99	$19.49	300,600	4.9	99,000
$21.17	$19.67	469,250	5.9	-
Total Shares		1,996,490		939,090
Aggregate Intrinsic Value		$7,139		$2,203
Weighted Average Remaining Term		3.7 years		2.5 years

(a)	In connection with the special dividend, the Compensation Committee of the Company’s Board of Directors reduced the exercise price of all the outstanding stock options by $1.50 per share.

As of December 31, 2010, there was $12.0 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average remaining period of 3.6 years.

Deferred Stock Units

Pursuant to the 2002 Equity Plan, certain non-employee directors elected to receive deferred stock units in lieu of cash fees. The number of deferred stock units issued was determined by dividing 115 percent of the fee earned by the closing price of the Company’s Common Stock. Beginning in 2009, a portion of certain senior executives’ salary or incentive compensation was paid in deferred stock units in lieu of cash compensation at 100 percent of the compensation earned. The number of deferred stock units issued was determined by dividing the compensation to be paid by the closing price of the Company’s Common Stock. Deferred stock units issued in lieu of cash for fees and compensation were 100 percent vested upon issuance.

In accordance with the executive compensation and employment agreement with the Company’s Chief Executive Officer, 9,941 and 15,528 deferred stock units issued to him for 2010 and 2009, respectively, are forfeitable if the Company’s return on invested capital for the three year period ended December 31, 2011 is below a pre-defined peer group. Conversely, for every one percentage point that the Company’s return on invested capital for the three year period ended December 31, 2011 exceeds the peer group, the Company’s Chief Executive Officer will earn an additional 10,000 deferred stock units, up to a maximum of 100,000 deferred stock units, which the Company currently estimates will be fully earned.

Transactions in deferred stock units under the 2002 Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2007	75,997	$6.87 – $ 43.02
Issued	21,995	$11.59 – $ 27.40
Exercised	(880)	$25.01 – $ 37.35
Outstanding at December 31, 2008	97,112	$6.87 – $ 43.02
Issued	84,202	$5.50 – $ 21.90
Granted	100,000	$6.16
Exercised	(50,201)	$7.43 – $ 43.02
Outstanding at December 31, 2009	231,113	$5.50 – $ 40.68
Issued	31,803	$20.13 – $ 25.06
Granted	20,000	$20.89
Dividend equivalents	15,521	$23.49
Exercised	(32,221)	$5.50 – $ 21.90
Outstanding at December 31, 2010	266,216	$5.50 – $ 40.68

In February 2011, the Company issued 47,506 deferred stock units at $23.15, or $1.1 million, to certain executive officers in lieu of cash for a portion of their 2010 incentive compensation.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

	2010	2009	2008
Weighted average shares outstanding for basic earnings per share	22,123,280	21,807,413	21,808,073
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	142,294	-	109,048
Weighted average shares outstanding for diluted earnings per share	22,265,574	21,807,413	21,917,121

The weighted average diluted shares outstanding for the year ended December 31, 2010, 2009 and 2008, excludes the effect of 1,269,003, 1,856,390 and 1,392,440 stock options, respectively, because including them in the calculation of total diluted shares would have been anti-dilutive.

At the Annual Meeting of Stockholders held in May 2009, stockholders ratified an amendment to the Company’s Restated Certificate of Incorporation to decrease the authorized number of shares of the Company’s Common Stock from 50 million shares to 30 million shares.

On November 29, 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 447,400 shares were repurchased in 2008 at an average price of $18.58 per share, or $8.3 million in total. An additional 53,879 shares were repurchased during 2010 at an average price of $19.27 per share, or $1.0 million. The aggregate cost of such repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year ended December 31, 2010
Net sales	$146,217	$173,502	$146,833	$106,203	$572,755
Gross profit	$33,659	$37,558	$31,868	$23,085	$126,170
Income before income taxes	$12,202	$15,786	$12,671	$4,551	$45,210
Net income	$7,328	$9,592	$7,982	$3,132	$28,034

Net income per common share:
Basic	$0.33	$0.43	$0.36	$0.14	$1.27
Diluted	$0.33	$0.43	$0.36	$0.14	$1.26

Stock market price:
High	$25.06	$27.45	$22.05	$23.96	$27.45
Low	$18.60	$19.35	$18.06	$19.52	$18.06
Close (at end of quarter)	$22.02	$20.20	$20.86	$22.72	$22.72

Year ended December 31, 2009
Net sales	$71,019	$100,563	$121,666	$104,591	$397,839
Gross profit	$5,826	$20,553	$27,974	$24,357	$78,710
(Loss) income before income taxes	$(56,464)	$3,958	$11,134	$5,002	$(36,370)
Net (loss) income	$(36,702)	$2,556	$7,189	$2,904	$(24,053)

Net (loss) income per common share:
Basic	$(1.70)	$0.12	$0.33	$0.13	$(1.10)
Diluted	$(1.70)	$0.12	$0.33	$0.13	$(1.10)

Stock market price:
High	$12.30	$15.40	$23.00	$23.56	$23.56
Low	$5.50	$8.50	$10.36	$19.14	$5.50
Close (at end of quarter)	$8.68	$12.17	$21.69	$20.65	$20.65

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued their report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

/s/ Fredric M. Zinn	/s/ Joseph S. Giordano III
President and Chief Executive Officer	Chief Financial Officer and Treasurer

(b)           Report of the Independent Registered Public Accounting Firm.

The report of the independent registered public accounting firm is included in Item 8. “Financial Statements and Supplementary Data.”

(c)           Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls at Lippert have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last year, the Company implemented certain significant functions of the ERP software and business process changes at Kinro. Implementation of additional functions of the ERP software and business process changes are planned at Kinro for the first half of 2011. The Company also anticipates that it will continue to implement additional functionalities of the ERP software at both Lippert and Kinro to further strengthen the Company’s internal control.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1.  Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011 (the “2011 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2011 Proxy Statement.

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

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors – Executive Compensation” and “Director Compensation” in the Company’s 2011 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2011 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Proposal 1. Election of Directors – Transactions with Related Persons” and “Proposal 1. Election of Directors – Corporate Governance and Related Matters – Board of Directors” in the Company’s 2011 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 5. Appointment of Auditors” in the Company’s 2011 Proxy Statement.

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

Exhibit 3.2 is incorporated by reference to the Exhibit bearing the same number included in the Company’s Form 8-K filed on November 19, 2008.

10	Material Contracts.

10.194*	Drew Industries Incorporated 2002 Equity Award and Incentive Plan, as amended.

10.197*	Amended Change of Control Agreement by and between Fredric M. Zinn and Registrant, dated March 3, 2006, as amended on July 18, 2006 and December 23, 2008.

10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors.

10.223*	Amended Change in Control Agreement by and between Harvey F. Milman and Registrant, dated March 3, 2006, as amended and supplemented.

10.231*	Executive Non-Qualified Deferred Compensation Plan, as amended.

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

Exhibit
Number	Description

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

Exhibit
Number	Description

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

10.257
First Amendment dated February 24, 2011 to the Second Amended and Restated Credit Agreement dated as of November 25, 2008 by and among Kinro, Inc., Lippert Components, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank, N.A. individually and as Documentation Agent.

10.258
Amendment No. 1 dated February 24, 2011 to the Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 25, 2008 by and among Prudential Investment Management, Inc. and Affiliates, and Kinro, Inc. and Lippert Components, Inc., guaranteed by Drew Industries Incorporated.

________________________________
* Denotes a compensatory plan or arrangement

Exhibit 10.194 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on January 8, 2009.

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

Exhibit 10.252 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on April 8, 2009.

Exhibit 10.253 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on May 6, 2009.

Exhibit 10.254 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on May 28, 2009.

Exhibit 10.255 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on June 25, 2009.

Exhibit 10.256 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K filed on November 19, 2009.

Exhibits 10.257 – 10.258 is incorporated by reference to Exhibits 10.1 – 10.2 included in the Company’s Form 8-K filed on February 25, 2011.

Exhibit
Number	Description

14	Code of Ethics.

14.1	Code of Ethics for Senior Financial Officers.
Exhibit 14.1 is incorporated by reference to Exhibit 14 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.2	Guidelines for Business Conduct.
Exhibit 14.2 is filed herewith.

21	Subsidiaries of the Registrant.
Exhibit 21 is filed herewith.

23	Consent of Independent Registered Public Accounting Firm.
Exhibit 23 is filed herewith.

24	Powers of Attorney.
Powers of Attorney of persons signing this Report are included as part of this Report.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer.
Exhibit 31.1 is filed herewith.

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer.
Exhibit 31.2 is filed herewith.

32	Section 1350 Certifications.

32.1	Section 1350 Certificate of Chief Executive Officer.
Exhibit 32.1 is filed herewith.

32.2	Section 1350 Certificate of Chief Financial Officer.
Exhibit 32.2 is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2011	DREW INDUSTRIES INCORPORATED

	By:	/s/ Fredric M. Zinn
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

Date	Signature		Title

March 11, 2011	By:	/s/ Fredric M. Zinn	Director, President and
		(Fredric M. Zinn)	Chief Executive Officer

March 11, 2011	By:	/s/ Joseph S. Giordano III	Chief Financial Officer and Treasurer
(Joseph S. Giordano III)

March 11, 2011	By:	/s/ Christopher L. Smith	Corporate Controller
(Christopher L. Smith)

March 11, 2011	By:	/s/ Edward W. Rose, III	Lead Director
(Edward W. Rose, III)

March 11, 2011	By:	/s/ Leigh J. Abrams	Chairman of the Board of Directors
(Leigh J. Abrams)

March 11, 2011	By:	/s/ James F. Gero	Director
(James F. Gero)

March 11, 2011	By:	/s/ Frederick B. Hegi, Jr.	Director
(Frederick B. Hegi, Jr.)

March 11, 2011	By:	/s/ David A. Reed	Director
(David A. Reed)

March 11, 2011	By:	/s/ John B. Lowe, Jr.	Director
(John B. Lowe, Jr.)

March 11, 2011	By:	/s/ Jason D. Lippert	Director
(Jason D. Lippert)