Form 10-Q
period 2011-03-31
DREW INDUSTRIES INC
filed 2011-05-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐ N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,069,226 shares of common stock as of April 29, 2011.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

(UNAUDITED)

		Page

PART I –	FINANCIAL INFORMATION

	Item 1 – FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 – 17

	Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 – 31

	Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	32

	Item 4 – CONTROLS AND PROCEDURES	32

PART II –	OTHER INFORMATION

	Item 1 – LEGAL PROCEEDINGS	33

	Item 1A – RISK FACTORS	33

	Item 6 – EXHIBITS	33

SIGNATURES		34

EXHIBIT 31.1 – SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 – SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 – SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 – SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share amounts)

Net sales	$168,833	$146,217
Cost of sales	130,954	112,558
Gross profit	37,879	33,659
Selling, general and administrative expenses	22,336	21,375
Operating profit	15,543	12,284
Interest expense, net	58	82
Income before income taxes	15,485	12,202
Provision for income taxes	6,098	4,874
Net income	$9,387	$7,328

Net income per common share:
Basic	$0.42	$0.33
Diluted	$0.42	$0.33

Weighted average common shares outstanding:
Basic	22,219	22,102
Diluted	22,377	22,248

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2011	2010	2010
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$36,728	$41,733	$38,880
Short-term investments	-	9,997	4,999
Accounts receivable, trade, less allowances	43,244	34,608	12,890
Inventories	77,612	61,813	69,328
Prepaid expenses and other current assets	16,691	14,439	16,768
Total current assets	174,275	162,590	142,865
Fixed assets, net	81,151	78,962	79,848
Goodwill	8,600	7,673	7,497
Other intangible assets, net	59,250	62,076	57,419
Deferred taxes	15,770	16,532	15,770
Other assets	3,944	2,699	3,382
Total assets	$342,990	$330,532	$306,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$29,209	$19,462	$11,351
Accrued expenses and other current liabilities	38,891	39,517	33,723
Total current liabilities	68,100	58,979	45,074
Other long-term liabilities	19,492	19,083	18,248
Total liabilities	87,592	78,062	63,322

Stockholders’ equity
Common stock, par value $.01 per share	247	246	247
Paid-in capital	82,538	75,266	79,986
Retained earnings	201,454	204,758	192,067
	284,239	280,270	272,300
Treasury stock, at cost	(28,841)	(27,800)	(28,841)
Total stockholders’ equity	255,398	252,470	243,459
Total liabilities and stockholders’ equity	$342,990	$330,532	$306,781

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(In thousands)

Cash flows from operating activities:
Net income	$9,387	$7,328
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,890	3,994
Gain on disposal of fixed assets and other non-cash items	(109)	(50)
Stock-based compensation expense	1,113	988
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(30,354)	(22,059)
Inventories	(6,679)	(3,961)
Prepaid expenses and other assets	(262)	(730)
Accounts payable, accrued expenses and other liabilities	25,097	23,152
Net cash flows provided by operating activities	3,083	8,662

Cash flows from investing activities:
Capital expenditures	(3,136)	(1,190)
Acquisitions of businesses	(7,250)	(21,400)
Purchase of short-term investments	-	(1,999)
Proceeds from maturities of short-term investments	5,000	5,000
Other investing activities	(48)	256
Net cash flows used for investing activities	(5,434)	(19,333)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	339	39
Other financing activities	(140)	-
Net cash flows provided by financing activities	199	39

Net decrease in cash	(2,152)	(10,632)

Cash and cash equivalents at beginning of period	38,880	52,365
Cash and cash equivalents at end of period	$36,728	$41,733

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71	$85
Income taxes, net of refunds	$79	$888

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2010	$247	$79,986	$192,067	$(28,841)	$243,459
Net income for the three months ended March 31, 2011	-	-	9,387	-	9,387
Issuance of 25,200 shares of common stock pursuant to stock options and deferred stock units	-	262	-	-	262
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	-	77	-	-	77
Stock-based compensation expense	-	1,113	-	-	1,113
Issuance of 47,506 deferred stock units relating to 2010 compensation	-	1,100	-	-	1,100
Balance - March 31, 2011	$247	$82,538	$201,454	$(28,841)	$255,398

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively “Lippert”), and Kinro, Inc. and its subsidiaries (collectively “Kinro”). Drew, through Lippert and Kinro, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing and mid-size buses, as well as specialty trailers and related axles.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile raw material costs, seasonal industry trends may be different than in prior years.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2010 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 87 percent and 85 percent of consolidated net sales for the three month periods ended March 31, 2011 and 2010, respectively, manufactures a variety of products used primarily in the production of RVs, including:

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

The MH Segment, which accounted for 13 percent and 15 percent of consolidated net sales for the three month periods ended March 31, 2011 and 2010, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, corporate expenses, goodwill impairment, other non-segment items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of operating assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2010 Annual Report on Form 10-K.

Information relating to segments follows for the three months ended March 31, (in thousands):

	2011	2010

Net sales:
RV Segment	$146,229	$124,362
MH Segment	22,604	21,855
Total net sales	$168,833	$146,217

Operating profit:
RV Segment	$15,301	$12,883
MH Segment	2,224	1,566
Total segment operating profit	17,525	14,449
Corporate	(2,097)	(1,926)
Other non-segment items	115	(239)
Total operating profit	$15,543	$12,284

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

3.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Home-Style Industries

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market.  Home-Style’s sales for 2010 were $12 million. The purchase price was $7.3 million paid at closing from available cash, plus contingent consideration based on an earn-out. The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$7,250
Contingent consideration	150
Total fair value of consideration given	$7,400

Customer relationships	$3,350
Other identifiable intangible assets	365
Net tangible assets	2,582
Total fair value of assets acquired	$6,297

Goodwill (tax deductible)	$1,103

The customer relationships will be amortized over their estimated useful life of 12 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and purchasing power in these product lines.

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total
Accumulated cost – December 31, 2010	$9,251	$48,773	$58,024
Accumulated impairment – December 31, 2010	(9,251)	(41,276)	(50,527)
Net balance – December 31, 2010	-	7,497	7,497
Acquisitions - 2011	-	1,103	1,103
Net balance – March 31, 2011	$-	$8,600	$8,600

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist, and is based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the three months ended March 31, 2011.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2011 (in thousands):

	Gross	Accumulated	Net	Estimated Useful
	Cost	Amortization	Balance	Life in Years

Non-compete agreements	$2,153	$657	$1,496	3 to 7
Customer relationships	28,505	11,896	16,609	3 to 16
Tradenames	6,759	2,685	4,074	3 to 15
Patents	45,665	8,594	37,071	2 to 19
Other intangible assets	$83,082	$23,832	$59,250

At March 31, 2011, other intangible assets included $3.4 million related to the Company’s marine and leisure operation, which sells trailers primarily for small and medium-sized boats and related axles. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. From time to time throughout this period, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A continued downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets.

4.	Cash and Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The U.S. Treasury Bills are recorded at cost which approximates fair value. Effective January 1, 2011, cash in banks is fully FDIC insured.

Cash and investments consisted of the following at (in thousands):

	March 31,		December 31,
	2011	2010	2010

Cash in banks	$31,727	$7,723	$11,664
Money Market – Wells Fargo	5,001	12,005	9,039
Money Market – JPMorgan Chase	-	10,006	4,177
U.S. Treasury bills – cash equivalents	-	11,999	14,000
Cash and cash equivalents	36,728	41,733	38,880
U.S. Treasury bills – short-term investments	-	9,997	4,999
Cash and investments	$36,728	$51,730	$43,879

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

5.	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consisted of the following at (in thousands):

	March 31,		December 31,
	2011	2010	2010

Raw material	$66,197	$51,465	$59,204
Work in process	1,916	2,184	1,683
Finished goods	9,499	8,164	8,441
Inventories	$77,612	$61,813	$69,328

6.	Fixed Assets

Fixed assets consisted of the following at (in thousands):

	March 31,		December 31,
	2011	2010	2010

Fixed assets, at cost	$170,023	$163,274	$166,125
Less accumulated depreciation and amortization	88,872	84,312	86,277
Fixed assets, net	$81,151	$78,962	$79,848

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	March 31,		December 31,
	2011	2010	2010

Employee compensation and benefits	$12,352	$16,953	$16,643
Warranty	4,804	3,637	4,005
Sales rebates	3,442	1,975	1,668
Other	18,293	16,952	11,407
Accrued expenses and current liabilities	$38,891	$39,517	$33,723

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations the Company considers various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the three months ended (in thousands):

	March 31,
	2011	2010
Balance at beginning of period	$5,892	$4,591
Provision for warranty expense	2,165	1,032
Warranty costs paid	(1,078)	(649)
Total accrued warranty	6,979	4,974
Less long-term portion of accrued warranty	2,175	1,337
Current portion of accrued warranty	$4,804	$3,637

8.	Long-Term Indebtedness

The Company had no borrowings during the three months ended March 31, 2011 and 2010, and had no debt outstanding at March 31, 2011 and 2010.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s new line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At March 31, 2011, the Company had availability of $44.8 million, as there were $5.2 million in outstanding letters of credit under the new line of credit.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending and increasing the Company’s previous $125.0 million “shelf-loan” facility with Prudential. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. This new facility expires on February 24, 2014.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $174.9 million at March 31, 2011. This availability, together with the $36.7 million in cash at March 31, 2011, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements in 2011.

Pursuant to the Credit Agreement and “shelf-loan” facility at March 31, 2011, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2011, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

9.	Stockholders’ Equity

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):

	2011	2010
Weighted average shares outstanding for basic earnings per share	22,219	22,102
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	158	146
Weighted average shares outstanding for diluted earnings per share	22,377	22,248

The weighted average diluted shares outstanding for the three months ended March 31, 2011 and 2010, excludes the effect of 1,476,540 and 1,224,790 stock options, respectively, because including them in the calculation of total diluted shares would have been anti-dilutive.

In February 2011, the Company issued 47,506 deferred stock units at $23.15, or $1.1 million, to certain executive officers in lieu of cash for a portion of their 2010 incentive compensation.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 501,279 shares have been repurchased at an average price of $18.65 per share, or $9.3 million in total. The aggregate cost of such repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

The following table summarizes information about common stock at (in thousands):

	March 31,		December 31,
	2011	2010	2010
Common stock authorized	30,000	30,000	30,000
Common stock issued	24,720	24,581	24,675
Treasury stock	2,651	2,597	2,651

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.         Commitments and Contingencies

Litigation

There were no material developments during the first quarter in connection with the legal proceeding pending at December 31, 2010. See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2010.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2011, would not be material to the Company’s financial position or annual results of operations.

Contingent Consideration

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay earn-outs. The Company has recorded a liability for the fair value of these expected earn-out payments at March 31, 2011, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 17.7 percent.

The following table summarizes the expected earn-outs as of March 31, 2011 (in thousands):

				Fair Value
	Expiration	Estimated		of Estimated
Acquisition	of Earn-out	Payments		Payments
Schwintek products	March 2014(a)	$14,878	(b)	$10,242
Level-UpTM six-point leveling system	February 2016	2,510	(c)	1,576
QuickBiteTM coupler	October 2025	840	(d)	178
Home-Style products	December 2014	229	(c)	148
Total		$18,457		$12,144

(a)	Earn-out payments for three of the four products expire in March 2014. Earn-out payments for the remaining product expire five years after the product is first sold to customers.

(b)
Two of the four products acquired have a combined remaining maximum earn-out payment of $12.7 million, which the Company has assumed will be achieved. Other than expiration of the earn-out period, the remaining products have no maximum on earn-out payments.

(c)	Other than expiration of the earn-out period, these products have no maximum on earn-out payments.

(d)	This product has a maximum earn-out payment of $2.5 million.

As required, the liability for these estimated earn-out payments has been re-evaluated quarterly since inception, including most recently at March 31, 2011, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average cost of capital and future sales of the products which are subject to earn-outs, the Company could record adjustments in future periods.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the first quarter of 2011, the net impact of the quarterly re-evaluation and accretion of the liability was a reduction to selling, general, and administrative expenses of $0.1 million, while in the first quarter of 2010 the net impact was an increase in selling, general, and administrative expenses of $0.1 million.

The following table provides a reconciliation of the Company’s contingent consideration liability, for the three months ended March 31, 2011 (in thousands):

Balance at December 31, 2010	$12,104
Acquisitions	150
Payments	(3)
Accretion	474
Fair value adjustments	(581)
Balance at March 31, 2011	12,144
Less current portion in accrued expenses and other current liabilities	1,675
Total long-term portion in other long-term liabilities	$10,469

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.         Fair Value Measurements

Recurring

Fair value is determined using a hierarchy that has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$5,001	$5,001	$-	$-	$13,216	$13,216	$-	$-
U.S. Treasury bills	-	-	-	-	18,999	18,999	-	-
Total assets	$5,001	$5,001	$-	$-	$32,215	$32,215	$-	$-

Liabilities
Contingent consideration	$12,144	$-	$-	$12,144	$12,104	$-	$-	$12,104
Total liabilities	$12,144	$-	$-	$12,144	$12,104	$-	$-	$12,104

Money market funds and U.S. Treasury bills are valued using a market approach based on the quoted market prices of identical instruments. Contingent consideration liabilities are valued using Level 3 inputs. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

Non-recurring

Certain assets and liabilities have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the non-recurring losses recognized using fair value measurements and the carrying value of any assets and liabilities which were measured using fair value estimates during the three months ended March 31, 2011 (in thousands):

	Carrying	Non-recurring
	Value	Losses
Assets
Fixed assets	$11,452	$-
Acquisition of business	6,297	-
Total assets	$17,749	$-

Liabilities
Vacant leased facilities	$1,069	$86
Total liabilities	$1,069	$86

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At March 31, 2011, the Company had seven owned facilities and vacant land which it is attempting to sell. In addition to the owned facilities which the Company is attempting to sell, the Company is attempting to sublease four vacant facilities which it leases. The determination of fair value is based on the best information available, using Level 3 inputs, including internal cash flow estimates discounted at an appropriate interest rate, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

Assets acquired and liabilities assumed in a business combination are recorded at fair value as of the acquisition date. Depending upon the type of asset acquired, the Company used different valuation techniques in determining the fair value of each asset. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry specific economic and market conditions, weighted average cost of capital, as well as other techniques as circumstances require. For further information on acquired assets, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

12.         New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009, and with respect to Level 3 fair value measurements was effective for interim or annual periods beginning after December 15, 2010. The adoption of the guidance had no impact on the Company.

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

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At March 31, 2011, the Company operated 26 facilities in the United States.

The RV Segment accounted for 87 percent of consolidated net sales for the three months ended March 31, 2011 and 83 percent of the annual consolidated net sales for 2010. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry and baggage doors
● Toy hauler ramp doors	● Entry steps
● Patio doors	● Other accessories
● Manual, electric and hydraulic stabilizer	● Specialty trailers for hauling boats, personal
and lifting systems	watercraft, snowmobiles and equipment

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

The MH Segment, which accounted for 13 percent of consolidated net sales for the three months ended March 31, 2011 and 17 percent of the annual consolidated net sales for 2010, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile raw material costs, seasonal industry trends may be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 10 percent, or 4,900 units, during the first quarter of 2011, as compared to the prior year first quarter. This higher wholesale production in the first quarter of 2011 was due to increased retail demand of an estimated 3,400 units, or 11 percent, with the balance comprised of increased RV dealer inventories.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. Retail sales of travel trailer and fifth-wheel RVs have been up year-over-year for twelve consecutive months through February 2011, the last month for which retail data is available. In anticipation of continued strong retail demand in the Spring and Summer selling seasons, RV dealers across the U.S. and Canada added an estimated aggregate of 27,600 travel trailer and fifth-wheel RVs to their inventories between December 2010 and March 2011, somewhat more than the 23,800 units added during the same period a year earlier.

A comparison of the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., is as follows:

	Wholesale	Retail		Unit Impact on
	Change	Change		Dealer Inventories
Quarter ended March 31, 2011	10%	11	%(est.)	19,600	(est.)
Quarter ended March 31, 2010	99%	8%		18,200

Year ended December 31, 2010	44%	13%		13,200
Year ended December 31, 2009	(25)%	(27)%		(26,000)
Year ended December 31, 2008	(29)%	(38)%		(41,300)

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Even though consumer confidence has recently been inconsistent, and gas prices continue to rise, recent reports cite continued strength in retail sales, as well as improving credit conditions. Consumer confidence and the availability of financing have historically been important factors in the overall growth in the RV industry, and although these factors have improved over the past couple years, there can be no assurance these factors will improve further.

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

Manufactured Housing Industry

Manufactured homes are built entirely in a factory on permanent steel undercarriages or chassis to which axles and wheels are attached. The homes are then transported to a manufactured housing dealer which sells and transports the home to the buyer’s home site. The manufactured home is installed pursuant to a federal building code administered by the U.S. Department of Housing and Urban Development (“HUD”). The federal standards regulate manufactured housing design and construction, methods to site and secure the home at a home site, strength and durability, transportability, fire resistance, energy efficiency and quality. The HUD code also sets performance standards for the heating, plumbing, air conditioning, thermal and electrical systems. It is the only federally regulated national building code. On-site additions, such as garages, decks and porches, often add to the attractiveness of manufactured homes and must be built to local, state or regional building codes. A manufactured home may be sited on owned or leased land.

The Institute for Building Technology and Safety (“IBTS”) reported that for the first three months of 2011, industry-wide wholesale shipments of manufactured homes were 9,700 units, a decline of 13 percent compared to the first quarter of 2010. Industry-wide wholesale shipments of manufactured homes during the first quarter of 2010 likely benefitted from a now expired tax credit for first-time home buyers.

Since 1998, industry-wide wholesale shipments of manufactured homes have declined 87 percent. This decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. Further, manufactured housing has declined in recent years due to the continued weakness in the housing market.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped precipitously, to well below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has increased somewhat, to about 12 percent, despite that interest rates for manufactured home loans remain historically high relative to rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, including the availability of foreclosed site built homes at abnormally low prices, fluctuating consumer confidence, high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, and the current retail and wholesale credit markets, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. For 2010, larger multi-section manufactured homes represented 59 percent of the total manufactured homes produced, down from 63 percent in 2009 and down significantly from 80 percent in 2003. During the first three months of 2011, multi-section homes were 54 percent of the total manufactured homes produced. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home as many had done historically.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows for the three months ended March 31, (in thousands):

	2011	2010
Net sales:
RV Segment	$146,229	$124,362
MH Segment	22,604	21,855
Total net sales	$168,833	$146,217

Operating profit:
RV Segment	$15,301	$12,883
MH Segment	2,224	1,566
Total segment operating profit	17,525	14,449
Corporate	(2,097)	(1,926)
Other non-segment items	115	(239)
Total operating profit	$15,543	$12,284

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Highlights

▪
Net sales in the 2011 first quarter increased 15 percent to $169 million, from $146 million in the first quarter of 2010, primarily due to increases in industry-wide shipments of travel trailer and fifth-wheel RVs, as well as continuing increases in Drew’s average product content in these types of RVs. Net sales of the Company’s RV Segment in the first quarter of 2011, which represented 87 percent of consolidated net sales, increased 18 percent, compared to a 10 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs. Net sales of the Company’s Manufactured Housing Segment in the first quarter of 2011, which represented 13 percent of consolidated net sales, increased 3 percent, compared to a 13 percent decrease in industry-wide production of manufactured homes. The Company’s sales growth exceeded the RV and manufactured housing industry change during the first quarter of 2011, primarily because the Company increased its average product content per unit produced, as a result of new products, market share gains, and acquisitions.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile raw material costs, seasonal industry trends may be different than in prior years.

The Company’s net sales for the month of April 2011 were $60 million, a 6 percent increase from the month of April 2010, despite having one less shipping day this year than the prior year.

▪
For the first quarter of 2011, the Company reported net income of $9.4 million, ($0.42 per diluted share), a 28 percent increase over net income of $7.3 million ($0.33 per diluted share) reported in the first quarter of 2010.

From 2006 through 2010, through facility consolidations, staff reductions and synergies, the Company reduced annual fixed costs by more than $20 million, and improved production efficiencies. Many of these fixed costs reductions and efficiency improvements are permanent, and will continue to benefit future operating results. However, in response to increased demand for its products, over the past few quarters the Company has added capacity and employees, adding about $2 million to $3 million of fixed costs on an annualized basis.

▪
On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. Home-Style’s sales for 2010 were $12 million, which going forward would increase the Company’s content per travel trailer and fifth-wheel RV by $60 per unit. The purchase price was $7.3 million paid at closing from available cash, plus estimated contingent consideration of $0.2 million.

▪
The cost of the Company’s primary raw materials increased sharply since November 2010, adding $2 million to cost of sales in the first quarter of 2011. The Company estimates that the effect of these higher costs on second quarter 2011 cost of sales will be greater than in the first quarter. The Company has worked closely with customers to significantly reduce the impact of these incremental cost increases through sales price increases and increased market share, and has implemented new production efficiencies.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Over the past several years, material costs have been volatile. While the impact of material costs fluctuates significantly from quarter to quarter, on an annual basis from 2006 through 2010, material costs have remained relatively consistent as a percent of sales, fluctuating by only a couple percentage points. Strong relationships and cooperation with customers again reduced the impact of recent raw material cost increases, as it has in the past.

While the Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases, there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such increases will match the raw material cost increases. Also, to mitigate the impact of higher raw material costs, the Company attempts to gain additional sales volume from customers. Further, the Company continues to implement improved product design, efficiency improvements, and less costly alternative sources of raw materials and components, both domestic and imported.

▪
Estimates for the full year 2011 are that capital expenditures will be $21 million to $23 million, including $4 million for the purchase of four new facilities, three of which the Company had previously been leasing. Additionally, included in the full year estimate, due to the Company’s new products and market share gains, and after completing an extensive analysis of return on investment, the Company has initiated a project to add the capability to extrude aluminum, primarily for internal use. Capital expenditures for this aluminum extrusion project are expected to aggregate $8 million to $9 million over the next six to twelve months.

RV Segment – First Quarter

Net sales of the RV Segment in the first quarter of 2011 increased 18 percent, or $22 million to $146 million, compared to the first quarter of 2010. The Company’s sales growth exceeded the 10 percent increase in industry-wide wholesale production of travel trailers and fifth-wheel RVs, largely due to the Company’s market share gains and new product introductions. Sales to travel trailer and fifth-wheel RVs original equipment manufacturers (“OEMs”) increased $19 million to $132 million, or 17 percent, in the first quarter of 2011 as compared to the same period of 2010, including approximately $2 million due to the acquisition of Home-Style in January 2011. More than 90 percent of the Company’s RV Segment net sales were components for travel trailer and fifth-wheel RVs.

In addition, sales of the Company’s RV Segment benefitted from the following:

•
Sales to motorhome OEMs increased 10 percent to $5 million. While this is less than the 21 percent increase in industry-wide wholesale production of motorhomes because of the loss of market share by some of the Company’s motorhome customers, in the past year the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

•	Sales of replacement parts in the aftermarket increased 37 percent to $4 million.
•	Sales to other industries, including specialty trailers and components for mid-size buses, increased 32 percent to $5 million.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry-wide wholesale shipments for the three months ended March 31, were:

	2011	2010	Change
Travel Trailer and
Fifth-Wheel RVs	54,200	49,300	10%
Motorhomes	6,900	5,700	21%

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. Content per RV is also impacted by changes in selling prices for the Company’s products. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs produced for the last twelve months ended March 31, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

	2011	2010	Change
Content per Travel Trailer and
Fifth-Wheel RV	$2,210	$2,118	4%
Content per Motorhome	$676	$860	(21)%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries.

Operating profit of the RV Segment was $15.3 million in the first quarter of 2011, an increase of $2.4 million compared to the first quarter of 2010, largely due to the $22 million increase in net sales. This increase in RV Segment operating profit was 11 percent of the increase in net sales, less than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in the first quarter of 2011 was negatively impacted by:

•
Volatile raw material costs. Raw materials costs increased sharply since November 2010, adding $1.1 million to cost of sales for the RV Segment. While the Company expects the impact of these higher costs on second quarter cost of sales will be greater than in the first quarter, the Company has worked closely with its customers to significantly reduce the impact of these incremental cost increases through sales price increases and increased market share.

•	Higher warranty costs largely due to product line expansion over the past few years.

Partially offset by:

•	Improved operating efficiencies resulting in lower labor and overtime costs.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $22 million larger sales base.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – First Quarter

Net sales of the MH Segment in the first quarter of 2011 increased 3 percent, or $1 million to $23 million, compared to the first quarter of 2010. The Company’s sales growth was largely due to the following:

•	Sales of replacement parts in the aftermarket increased 13% percent to $5 million.

•	Sales to other industries, including modular housing and office units, increased 58% percent to $3 million.

Partially offset by:

•
Sales to OEMs of manufactured homes which decreased 4 percent, significantly less than the 13 percent decrease in industry-wide wholesale production of manufactured homes. The Company’s performance was better than the industry due to market share gains.

According to the IBTS, industry-wide wholesale shipments for the three months ended March 31, were:

	2011	2010	Change
Total Homes Produced	9,700	11,200	(13)%
Total Floors Produced	15,100	18,100	(16)%

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. Content per manufactured home and content per floor are also impacted by changes in selling prices for the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for newly produced manufactured homes for the twelve months ended March 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2011	2010	Change
Content per Home Produced	$1,401	$1,356	3%
Content per Floor Produced	$877	$825	6%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket, and sales to other industries.

Operating profit of the MH Segment was $2.2 million in the first quarter of 2011, an increase of $0.7 million compared to the same period in 2010, partly due to the $1 million increase in net sales.

The operating margin of the MH Segment in the first quarter of 2011 was positively impacted by:

•	Lower retirement costs as compared to the first quarter of 2010.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a larger sales base.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

•
Volatile raw material costs. Raw materials costs have increased sharply since November 2010, adding $0.5 million to cost of sales for the MH Segment. While the Company expects the impact of these higher costs on second quarter cost of sales will be greater than in the first quarter, the Company has worked closely with its customers to significantly reduce the impact of these incremental cost increases through sales price increases and increased market share.

Corporate

Corporate expenses for the first quarter of 2011 increased $0.2 million compared to the first quarter of 2010, primarily due to higher professional fees, and higher stock option expense due to the November 2010 stock option grant.

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items for the three months ended March 31, (in thousands):

	2011	2010
Write-downs to estimated current fair value of facilities to be sold or subleased	$-	$(126)
Earn-outs fair value adjustment	581	-
Earn-outs accretion	(474)	(144)
Other income, net	8	31
Total other non-segment items – income (expense)	$115	$(239)

Income Taxes

The income tax rate in the first quarter of 2011 was 39.4 percent, lower than the 39.9 percent income tax rate in the first quarter of 2010. The full year 2011 effective income tax rate is expected to be approximately 39 percent.

Interest Expense, Net

Interest expense, primarily consisting of commitment and letter of credit fees under the line of credit, partially offset by interest income, for the first three months of 2011 was consistent with the same period of 2010. Despite significant cash balances during the first quarter of 2011, interest income was not significant, due to low interest rates and the Company’s policy of investing in only extremely safe investments. Interest expense for the full year 2011 is expected to be approximately $0.2 million.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the three months ended March 31, (in thousands):

	2011	2010
Net cash flows provided by operating activities	$3,083	$8,662
Net cash flows used for investing activities	(5,434)	(19,333)
Net cash flows provided by financing activities	199	39
Net decrease in cash	$(2,152)	$(10,632)

Cash Flows from Operations

Net cash flows from operating activities in the first three months of 2011 of $3.1 million were $5.6 million less than the $8.7 million in the first three months of 2010, as a result of:

•
An $8.3 million larger increase in accounts receivable in the first three months of 2011, compared to the first three months of 2010, due to higher sales in March 2011 as compared to March 2010. Accounts receivable balances remain current, with only 20 days sales outstanding at March 31, 2011.

•
A $2.7 million larger increase in inventories in the first three months of 2011, compared to the first three months of 2010, due to the seasonal increase in sales and the increase in raw material costs. Inventory turnover for the twelve months ended March 31, 2011 continues to be strong, at 6.4 turns, consistent with the 6.5 turns for the full year 2010, and better than the 6.1 turns for the twelve months ended March 31, 2010.

Partially offset by:
•	A $2.1 million increase in net income in the first three months of 2011 compared to the first three months of 2010.
•
A $1.9 million larger increase in accounts payable, accrued expenses and other liabilities in the first three months of 2011, compared to the first three months of 2010, primarily due to the timing of payments for inventory purchases. In addition, accrued expenses and other liabilities increased in 2011 due to the increase in sales, production and earnings.

During the second quarter of 2011, the Company expects the inventory balance to increase modestly, as lower priced inventory is replaced by higher priced raw materials.

Depreciation and amortization was $4.9 million in the first three months of 2011, and is expected to aggregate $18 million to $19 million for the full year 2011. Non-cash stock-based compensation was $2.2 million in the first three months of 2011, including $1.1 million for 2010 incentive compensation in lieu of cash, and is expected to be $5 million to $6 million for the full year 2011.

Cash Flows from Investing Activities

Cash flows used for investing activities of $5.4 million in the first three months of 2011 included the acquisition of Home-Style for $7.3 million and capital expenditures of $3.1 million, both of which were financed from available cash, partially offset by $5.0 million received from the maturity of U.S. Treasury Bills classified as short-term investments.

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

Estimates for the full year 2011 are that capital expenditures will be $21 million to $23 million, including $4 million for the purchase of four new facilities, three of which the Company had previously been leasing. Additionally, included in the full year estimate, due to the Company’s new products and market share gains, and after completing an extensive analysis of return on investment, the Company has initiated a project to add the capability to extrude aluminum, primarily for internal use. Capital expenditures for this aluminum extrusion project are expected to aggregate $8 million to $9 million over the next six to twelve months.

At March 31, 2011, the Company was attempting to sell seven owned facilities and vacant land with an aggregate carrying value of $11.5 million, which are not being used in production. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.7 million, for one to five year terms, for a combined rental income of $79,000 per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to these seven owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

Cash flows used for investing activities of $19.3 million in the first quarter of 2010 consisted of the acquisition of Schwintek, Inc for $20.0 million and the acquisition of the patent-pending design for a six-point leveling system for fifth-wheel RVs for $1.4 million, as well as $1.2 million of capital expenditures, all of which were financed from available cash.  In addition, the Company purchased $2.0 million of short-term U.S. Treasury bills classified as short-term investments. This was partially offset by $5.0 million received from the maturity of U.S. Treasury Bills classified as short-term investments.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities for the three months ended March 31, 2011 and 2010. At March 31, 2011, the Company had no debt outstanding, and made no borrowings during the first three months of 2011.

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay earn-outs to the sellers. The Company has recorded a $12.1 million liability for the fair value of these expected earn-out payments at March 31, 2011. For further information see Note 10 of the Notes to Condensed Consolidated Financial Statements.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s new line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At March 31, 2011, the Company had availability of $44.8 million, as there were $5.2 million in outstanding letters of credit under the new line of credit.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending and increasing the Company’s previous $125.0 million “shelf-loan” facility with Prudential. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. This new facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $174.9 million at March 31, 2011. This availability, together with the $36.7 million in cash at March 31, 2011, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements in 2011.

Pursuant to the Credit Agreement and ”shelf-loan” facility at March 31, 2011, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2011, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 501,279 shares have been repurchased at an average price of $18.65 per share, or $9.3 million in total. The aggregate cost of such repurchases was funded from the Company’s available cash. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. Since November 2010, the cost of these key raw materials again increased. The Company did not experience any significant increase in its labor costs in the first three months of 2011 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009, and with respect to Level 3 fair value measurements was effective for interim or annual periods beginning after December 15, 2010. The adoption of the guidance had no impact on the Company.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, earn-outs payments, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses, income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and steel-based components, vinyl, aluminum, glass and ABS resin) and other components, availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles (“RVs”), availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, changes in zoning regulations for manufactured homes, sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention and concentration of significant customers, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2011, the Company had no outstanding borrowings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last three months, the Company continued to implement certain significant functions of the ERP software and business process changes. Implementation of additional functions of the ERP software and business process changes are planned for the next couple of quarters to further strengthen the Company’s internal control.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There were no material developments during the first quarter in connection with the legal proceeding pending at December 31, 2010. See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2010.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2011, would not be material to the Company’s financial position or annual results of operations.

Item 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.

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
May 9, 2011