Form 10-Q
period 2011-06-30
DREW INDUSTRIES INC
filed 2011-08-08
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,087,267 shares of common stock as of July 29, 2011.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

(UNAUDITED)

Page
PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 – 17

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 – 33

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

Item 4 – CONTROLS AND PROCEDURES	34

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS	35

Item 1A – RISK FACTORS	35

Item 6 – EXHIBITS	35

SIGNATURES	36

EXHIBIT 31.1 – SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 – SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 – SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 – SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I –  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In thousands, except per share amounts)

Net sales	$354,881	$319,719	$186,048	$173,502
Cost of sales	274,943	248,502	143,989	135,944
Gross profit	79,938	71,217	42,059	37,558
Selling, general and administrative expenses	46,485	43,089	24,149	21,714
Operating profit	33,453	28,128	17,910	15,844
Interest expense, net	119	140	61	58
Income before income taxes	33,334	27,988	17,849	15,786
Provision for income taxes	12,982	11,068	6,884	6,194
Net income	$20,352	$16,920	$10,965	$9,592

Net income per common share:
Basic	$0.91	$0.77	$0.49	$0.43
Diluted	$0.91	$0.76	$0.49	$0.43

Weighted average common shares outstanding:
Basic	22,244	22,112	22,270	22,121
Diluted	22,417	22,262	22,458	22,276

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2011	2010	2010
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$36,774	$47,073	$38,880
Short-term investments	-	10,993	4,999
Accounts receivable, trade, less allowances	44,050	41,267	12,890
Inventories	83,556	69,175	69,328
Prepaid expenses and other current assets	18,306	15,156	16,768
Total current assets	182,686	183,664	142,865
Fixed assets, net	85,308	79,930	79,848
Goodwill	8,600	7,086	7,497
Other intangible assets, net	58,433	60,421	57,419
Deferred taxes	15,385	16,532	15,770
Other assets	3,969	3,021	3,382
Total assets	$354,381	$350,654	$306,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$27,377	$29,380	$11,351
Accrued expenses and other current liabilities	39,101	42,127	33,723
Total current liabilities	66,478	71,507	45,074
Other long-term liabilities	20,279	16,211	18,248
Total liabilities	86,757	87,718	63,322

Stockholders’ equity
Common stock, par value $.01 per share	247	246	247
Paid-in capital	83,799	76,140	79,986
Retained earnings	212,419	214,350	192,067
Stockholders’ equity before treasury stock	296,465	290,736	272,300
Treasury stock, at cost	(28,841)	(27,800)	(28,841)
Total stockholders’ equity	267,624	262,936	243,459
Total liabilities and stockholders’ equity	$354,381	$350,654	$306,781

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
(In thousands)

Cash flows from operating activities:
Net income	$20,352	$16,920
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,016	8,457
Stock-based compensation expense	2,209	1,831
Deferred taxes	385	-
Other non-cash items	162	(754)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable, net	(31,160)	(28,718)
Inventories	(12,623)	(11,959)
Prepaid expenses and other assets	(1,926)	(953)
Accounts payable, accrued expenses and other liabilities	22,991	32,898
Net cash flows provided by operating activities	10,406	17,722

Cash flows from investing activities:
Capital expenditures	(10,543)	(4,471)
Acquisitions of businesses	(7,250)	(21,400)
Purchase of short-term investments	-	(12,992)
Proceeds from maturity of short-term investments	5,000	15,000
Other investing activities	142	782
Net cash flows used for investing activities	(12,651)	(23,081)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	504	70
Other financing activities	(365)	(3)
Net cash flows provided by financing activities	139	67

Net decrease in cash	(2,106)	(5,292)

Cash and cash equivalents at beginning of period	38,880	52,365
Cash and cash equivalents at end of period	$36,774	$47,073

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$138	$161
Income taxes, net of refunds	$12,558	$8,752

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2010	$247	$79,986	$192,067	$(28,841)	$243,459
Net income for the six months ended June 30, 2011	-	-	20,352	-	20,352
Issuance of 55,749 shares of common stock pursuant to stock options and deferred stock units	-	416	-	-	416
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	-	88	-	-	88
Stock-based compensation expense	-	2,209	-	-	2,209
Issuance of 47,506 deferred stock units relating to 2010 compensation	-	1,100	-	-	1,100
Balance - June 30, 2011	$247	$83,799	$212,419	$(28,841)	$267,624

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

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile economic conditions, current seasonal industry trends may be different than in prior years.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant.

The RV Segment, which accounted for 86 percent and 84 percent of consolidated net sales for the six month periods ended June 30, 2011 and 2010, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry and baggage doors
● Toy hauler ramp doors	● Entry steps
● Patio doors	● Other accessories
● Manual, electric and hydraulic stabilizer and leveling systems

The Company also supplies certain of these products as replacement parts to the RV aftermarket, and manufactures components for mid-size buses and for trailers used to haul boats, horses, livestock, equipment and other cargo. More than 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 14 percent and 16 percent of consolidated net sales for the six month periods ended June 30, 2011 and 2010, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

Information relating to segments follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
RV Segment	$303,428	$268,626	$157,199	$144,264
MH Segment	51,453	51,093	28,849	29,238
Total net sales	$354,881	$319,719	$186,048	$173,502

Operating profit:
RV Segment	$32,625	$26,893	$17,324	$14,009
MH Segment	5,177	5,302	2,953	3,736
Total segment operating profit	37,802	32,195	20,277	17,745
Corporate	(4,043)	(3,944)	(1,946)	(2,017)
Other non-segment items	(306)	(123)	(421)	116
Total operating profit	$33,453	$28,128	$17,910	$15,844

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.           Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

M-Tec Corporation

On July 19, 2011, the Company acquired certain assets and business of Indiana-based M-Tec Corporation. M-Tec manufactures components for RVs and mobile office units. The acquired business has annual sales of approximately $12 million. The purchase price was $6.0 million paid at closing from available cash, plus contingent consideration based on an earn-out. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.6 million.

Home-Style Industries

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market.  Home-Style’s sales for 2010 were $12 million. The purchase price was $7.3 million paid at closing from available cash, plus contingent consideration based on an earn-out. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.2 million. The results of the acquired business have been included in the Company’s Condensed Consolidated Statement of Operations since the acquisition date.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total

Accumulated cost – December 31, 2010	$9,251	$48,773	$58,024
Accumulated impairment – December 31, 2010	(9,251)	(41,276)	(50,527)
Net balance – December 31, 2010	-	7,497	7,497
Acquisitions - 2011	-	1,103	1,103
Net balance – June 30, 2011	$-	$8,600	$8,600

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist, and is based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the six months ended June 30, 2011.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2011 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Non-compete agreements	$3,247	$881	$2,366	3 to 7
Customer relationships	28,505	12,589	15,916	3 to 16
Tradenames	6,759	2,897	3,862	3 to 15
Patents	45,688	9,399	36,289	2 to 19
Other intangible assets	$84,199	$25,766	$58,433

At June 30, 2011, other intangible assets included $3.1 million related to the Company’s marine and leisure operation, which sells trailers primarily for small and medium-sized boats and related axles. Over the last few years, industry shipments of small and medium-sized boats have declined significantly. From time to time throughout this period, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A further downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets.

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

Cash and investments consisted of the following at (in thousands):

	June 30,		December 31,
	2011	2010	2010

Cash in banks	$31,772	$16,041	$11,664
Money Market – Wells Fargo	5,002	12,020	9,039
Money Market – JPMorgan Chase	-	5,012	4,177
U.S. Treasury Bills – cash equivalents	-	14,000	14,000
Cash and cash equivalents	36,774	47,073	38,880
U.S. Treasury Bills – short-term investments	-	10,993	4,999
Cash and investments	$36,774	$58,066	$43,879

5.           Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consisted of the following at (in thousands):

	June 30,		December 31,
	2011	2010	2010

Raw material	$72,367	$57,688	$59,204
Work in process	2,181	1,792	1,683
Finished goods	9,008	9,695	8,441
Inventories	$83,556	$69,175	$69,328

6.           Fixed Assets

Fixed assets consisted of the following at (in thousands):

	June 30,		December 31,
	2011	2010	2010

Fixed assets, at cost	$176,685	$166,685	$166,125
Less accumulated depreciation and amortization	91,377	86,755	86,277
Fixed assets, net	$85,308	$79,930	$79,848

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	June 30,		December 31,
	2011	2010	2010

Employee compensation and benefits	$18,056	$19,232	$16,643
Warranty	4,860	4,833	4,005
Sales rebates	3,878	2,234	1,668
Other	12,307	15,828	11,407
Accrued expenses and other current liabilities	$39,101	$42,127	$33,723

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations the Company considers various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the six months ended (in thousands):

	June 30,
	2011	2010

Balance at beginning of period	$5,892	$4,713
Provision for warranty expense	3,515	2,427
Warranty costs paid	(2,166)	(1,309)
Total accrued warranty	7,241	5,831
Less long-term portion of accrued warranty	2,381	998
Current portion of accrued warranty	$4,860	$4,833

8.           Long-Term Indebtedness

The Company had no borrowings during the six months ended June 30, 2011 and 2010, and had no debt outstanding at June 30, 2011 and 2010.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s new line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At June 30, 2011, the Company had availability of $44.8 million, as there were $5.2 million in outstanding letters of credit under the new line of credit.

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

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $184.5 million at June 30, 2011. This availability, together with the $36.8 million in cash at June 30, 2011, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements in 2011.

Pursuant to the Credit Agreement and “shelf-loan” facility at June 30, 2011, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2011, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of Drew’s direct and indirect subsidiaries.

9.           Stockholders’ Equity

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average shares outstanding for basic earnings per share	22,244	22,112	22,270	22,121
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	173	150	188	155
Weighted average shares outstanding for diluted earnings per share	22,417	22,262	22,458	22,276

The weighted average diluted shares outstanding for the six months ended June 30, 2011 and 2010, excludes the effect of 1,334,840 and 1,175,140 shares of stock subject to stock options, respectively, because including such shares in the calculation of total diluted shares would have been anti-dilutive.

In February 2011, the Company issued 47,506 deferred stock units at $23.15, or $1.1 million, to certain executive officers in lieu of cash for a portion of their 2010 incentive compensation.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following table summarizes information about the Common Stock at (in thousands):

	June 30,		December 31,
	2011	2010	2010

Common stock authorized	30,000	30,000	30,000
Common stock issued	24,730	24,584	24,675
Treasury stock	2,651	2,597	2,651

10.           Commitments and Contingencies

Litigation

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2010. There were no material developments during the first six months of 2011 in connection with the identified legal proceeding pending at December 31, 2010, except that the Plaintiffs filed an appeal brief with the Ninth Circuit Court of Appeals and defendant Kinro filed an answering brief. A decision is pending.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2011, would not be material to the Company’s financial position or annual results of operations.

Contingent Consideration

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay earn-outs. The Company has recorded a liability for the fair value of these expected earn-out payments at June 30, 2011, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 16.4 percent.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the expected earn-outs as of June 30, 2011 (in thousands):

Acquisition	Expiration of Earn-out	Estimated Payments		Fair Value of Estimated Payments
Schwintek products	March 2014(a)	$14,806	(b)	$10,727
Level-UpTM six-point leveling system	February 2016	1,925	(c)	1,248
QuickBiteTM coupler	October 2025	819	(d)	190
Home-Style products	December 2014	229	(c)	158
Total		$17,779		$12,323

(a)	Earn-out payments for three of the four products expire in March 2014. Earn-out payments for the remaining product expire five years after the product is first sold to customers.

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

As required, the liability for these estimated earn-out payments has been re-evaluated quarterly since inception, including most recently at June 30, 2011, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average cost of capital and future sales of the products which are subject to earn-outs, the Company could record adjustments in future periods.

In the first six months of 2011 and 2010, the net impact of the quarterly re-evaluation and accretion of the liability was an increase to selling, general, and administrative expenses of $0.3 million and $0.4 million, respectively.

The following table provides a reconciliation of the Company’s contingent consideration liability, for the six months ended June 30, 2011 (in thousands):

Balance at December 31, 2010	$12,104
Acquisitions	150
Payments	(224)
Accretion	950
Fair value adjustments	(657)
Balance at June 30, 2011	12,323
Less current portion in accrued expenses and other current liabilities	1,675
Total long-term portion in other long-term liabilities	$10,648

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against potentially responsible third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

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

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$5,002	$5,002	$-	$-	$13,216	$13,216	$-	$-
U.S. Treasury Bills	-	-	-	-	18,999	18,999	-	-
Total assets	$5,002	$5,002	$-	$-	$32,215	$32,215	$-	$-

Liabilities
Contingent consideration	$12,323	$-	$-	$12,323	$12,104	$-	$-	$12,104
Total liabilities	$12,323	$-	$-	$12,323	$12,104	$-	$-	$12,104

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

Non-recurring

Certain assets and liabilities have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the non-recurring losses recognized using fair value measurements and the carrying value of any assets and liabilities which were measured using fair value estimates during the six months ended June 30, 2011 (in thousands):

	Carrying	Non-recurring
	Value	Losses
Assets
Fixed assets	$11,327	$-
Acquisition of business	6,297	-
Total assets	$17,624	$-

Liabilities
Vacant leased facilities	$926	$172
Total liabilities	$926	$172

At June 30, 2011, the Company owns seven facilities and vacant land which it is attempting to sell. In addition to the owned facilities which the Company is attempting to sell, the Company is attempting to sublease four vacant facilities which it leases. The determination of fair value is based on the best information available, using Level 3 inputs, including internal cash flow estimates discounted at an appropriate interest rate, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

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

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At June 30, 2011, the Company operated 26 facilities in the United States.

The RV Segment accounted for 86 percent of consolidated net sales for the six months ended June 30, 2011 and 83 percent of the annual consolidated net sales for 2010. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry and baggage doors
● Toy hauler ramp doors	● Entry steps
● Patio doors	● Other accessories
● Manual, electric and hydraulic stabilizer and leveling systems

The Company also supplies certain of these products as replacement parts to the RV aftermarket, and manufactures components for mid-size buses and for trailers used to haul boats, livestock, equipment and other cargo. More than 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs. Travel trailers and fifth-wheel RVs accounted for 82 percent of all RVs shipped by the industry in 2010, up from 61 percent in 2001.

The MH Segment, which accounted for 14 percent of consolidated net sales for the six months ended June 30, 2011 and 17 percent of the annual consolidated net sales for 2010, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

● Vinyl and aluminum windows and screens	● Steel chassis
● Thermoformed bath and kitchen products	● Steel chassis parts
● Steel and fiberglass entry doors	● Axles
● Aluminum and vinyl patio doors

The Company also supplies windows, doors, and thermoformed bath products as replacement parts to the manufactured housing aftermarket. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile economic conditions, current seasonal industry trends may be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 8 percent, or 8,600 units, during the first half of 2011, as compared to the first half of 2010.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. So far this year, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have exceeded retail sales, which increased an estimated 3 percent during the first six months of 2011. The increase in retail sales was less than previously expected by industry analysts, likely due to elevated gas prices, unfavorable weather and various negative economic factors which reduced consumer confidence. As a result, dealer inventories increased by about 16,000 units in the first half of 2011, which is 5,000 units more than the seasonal increase in the first half of 2010.

A comparison of the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting increase or (decrease) in dealer inventories, is as follows:

	Wholesale Change	Retail Change		Unit Impact on Dealer Inventories
Quarter ended June 30, 2011	6%	2	% (est.)	(4,800	) (est.)
Quarter ended March 31, 2011	10%	6%		21,200

Year ended December 31, 2010	44%	13%		13,200
Year ended December 31, 2009	(25%)	(27%)		(26,000)
Year ended December 31, 2008	(29%)	(19%)		(41,300)

Industry-wide shipments of RVs for the balance of 2011 will continue to depend to a significant extent on the course of the economy. Over the last few months, short-term forecasts for U.S. economic growth have been reduced. Retail demand for RVs, and therefore industry production levels, is highly dependent on economic conditions and consumer confidence. In addition, the seasonal increase in dealer inventories of towable RVs has been somewhat greater so far this year than last year. While dealer inventory levels are reportedly still in line with retail demand and lender expectations, most industry analysts expect RV dealers to be cautious in these uncertain economic times, and adjust their orders quickly based on changes in retail demand. These factors could impact industry production levels for the balance of 2011.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Retail sales of RVs are also dependent on the availability of financing. Analyst reports have consistently cited improving credit conditions for both wholesale and retail purchases.

The Company continues to be optimistic about its RV industry growth prospects for 2012 and beyond, and remains confident in its ability to exceed industry growth rates, through ongoing investment in customer service, market share gains and new products.

In the long-term, the Company expects RV industry sales to be driven by positive demographics, and the continued popularity of the “RV Lifestyle”. Demand for RVs is strongest from the over 50 age group, which is the fastest growing segment of the U.S. population. U.S. Census Bureau projections released in December 2009 estimate that the number of people over the age of 50 will increase significantly by 2015.

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

The Institute for Building Technology and Safety (“IBTS”) reported that industry-wide wholesale shipments of manufactured homes were 13,400 units in the second quarter of 2011, a decline of 12 percent compared to the same period of 2010. Industry-wide wholesale shipments of manufactured homes during the first six months of 2010 were positively impacted by a Federal tax credit for first time home buyers, the benefits of which expired in the first half of 2010. For the first six months of 2011, industry-wide wholesale shipments of manufactured homes were 23,200 units, a decline of 12 percent compared to the first six months of 2010.

Since 1998, industry-wide wholesale shipments of manufactured homes have declined 87 percent. This decline was primarily the result of limited credit availability because of high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. Further, manufactured housing has declined in recent years due to the continued weakness in the entire housing market.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped precipitously, to well below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has increased somewhat, to about 10 percent to 11 percent, despite that interest rates for manufactured home loans remain historically high relative to rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate and economic environment, including the availability of foreclosed site built homes at abnormally low prices, fluctuating consumer confidence, high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, and the current retail and wholesale credit markets, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company also believes that long-term growth prospects for manufactured housing may be influenced by (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home.

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. For 2010, larger multi-section manufactured homes represented 59 percent of the total manufactured homes produced, down from 63 percent in 2009 and down significantly from 80 percent in 2003. During the first six months of 2011, multi-section homes were 54 percent of the total manufactured homes produced. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home as many had done historically.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
RV Segment	$303,428	$268,626	$157,199	$144,264
MH Segment	51,453	51,093	28,849	29,238
Total net sales	$354,881	$319,719	$186,048	$173,502

Operating profit:
RV Segment	$32,625	$26,893	$17,324	$14,009
MH Segment	5,177	5,302	2,953	3,736
Total segment operating profit	37,802	32,195	20,277	17,745
Corporate	(4,043)	(3,944)	(1,946)	(2,017)
Other non-segment items	(306)	(123)	(421)	116
Total operating profit	$33,453	$28,128	$17,910	$15,844

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Highlights

▪
Net sales in the 2011 second quarter increased 7 percent to $186 million, from $174 million in the second quarter of 2010, the result of a 9 percent increase in the Company’s RV Segment sales, and a 1 percent decline in the Company’s Manufactured Housing Segment sales. The RV Segment, which manufactures components primarily for travel trailer and fifth-wheel RVs, represented 84 percent of consolidated net sales, while Manufactured Housing Segment sales represented 16 percent. Industry-wide wholesale shipments of travel trailer and fifth-wheel RVs increased 6 percent in the 2011 second quarter, while industry-wide production of manufactured homes declined 12 percent. The Company’s sales growth outperformed the RV and manufactured housing industries during the second quarter of 2011, primarily because the Company increased its average product content per unit produced, as a result of new products, market share gains, and acquisitions, and increased sales to other industries, such as mid-size buses, modular housing and specialty trailers.

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile economic conditions, current seasonal industry trends may be different than in prior years.

▪
The Company’s net sales for the month of July 2011 were $49 million, a 3 percent increase from the month of July 2010, despite having one less shipping day this year than the prior year. Compared to the second quarter, sales in July typically decline temporarily due to the annual one-week plant closures around July 4th by many RV manufacturers.

▪
For the second quarter of 2011, the Company reported net income of $11.0 million ($0.49 per diluted share) a 14 percent increase over net income of $9.6 million ($0.43 per diluted share) reported in the second quarter of 2010.

▪
The cost of steel and aluminum, the Company’s primary raw materials, increased sharply between November 2010 and March 2011, before leveling off. Since May 2011, the cost of steel has declined slightly from its recent high, but remains above 2010 levels. The Company worked closely with customers to offset these incremental cost increases with sales price increases and increased market share, and has implemented new production efficiencies. As a result, the increased cost of raw materials did not have a significant impact on the Company’s consolidated results in the second quarter of 2011.

Over the past several years, material costs have been volatile. While the impact of material costs fluctuates significantly from quarter to quarter, on an annual basis from 2006 through 2010, material costs have remained relatively consistent as a percent of net sales, fluctuating by only a couple of percentage points. Strong relationships and cooperation with customers again reduced the impact of recent raw material cost increases, as it has in the past.

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
On July 19, 2011, the Company acquired certain assets and business of Indiana-based M-Tec Corporation. M-Tec manufactures components for RVs and mobile office units. The acquired business has annual sales of approximately $12 million. The purchase price was $6.0 million paid at closing from available cash, plus contingent consideration based on an earn-out. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.6 million.

Approximately two-thirds of M-Tec’s historical sales were RV related, split evenly between towable RVs, and motorhomes. These new motorhome sales are expected to add approximately $150 in content per motorhome on an annual basis, and the new towable RV sales would increase content per towable RV by approximately $20 per unit on an annual basis. The remaining one-third of M-Tec’s sales will be included in the Company’s MH Segment.

The M-Tec acquisition was the Company’s second acquisition of the year, following the January 2011 acquisition of Home-Style, the leading manufacturer of RV furniture and mattresses in the growing Northwest RV market. The two acquisitions completed so far this year alone add an aggregate of nearly $25 million to the Company’s annual sales, and increase its profit potential. The Company plans to use its purchasing power and manufacturing expertise to reduce the cost structure of the acquired operations.

▪
Estimates for 2011 are that capital expenditures will be $24 million to $25 million for the full year, including $4 million for four new facilities that have been purchased, three of which the Company had previously been leasing, and $10 million to $11 million for the aluminum extrusion project. The full year 2011 capital expenditure estimate is approximately $2 million to $3 million higher than previously expected largely due to additional investments to improve information systems and increase planned production capacity at the new aluminum extrusion facility.

RV Segment – Second Quarter

Net sales of the RV Segment in the second quarter of 2011 increased 9 percent, or $13 million to $157 million, compared to the second quarter of 2010, largely due to the 6 percent increase in industry-wide wholesale production of travel trailers and fifth-wheel RVs. Sales to travel trailer and fifth-wheel RVs original equipment manufacturers (“OEMs”) increased $12 million to $142 million, or 9 percent, in the second quarter of 2011 as compared to the same period of 2010, exceeding the 6 percent increase in industry-wide wholesale production of travel trailers and fifth-wheel RVs, primarily due to the acquisition of Home-Style in January 2011 which added $3 million in net sales during the second quarter of 2011. More than 90 percent of the Company’s RV Segment net sales were components for travel trailer and fifth-wheel RVs.

In addition, sales of the Company’s RV Segment in the second quarter of 2011 benefitted from sales to other industries, including components for mid-size buses and for trailers used to haul boats, livestock, equipment and other cargo, which increased 39 percent to $7 million. Sales to motorhome OEMs in the second quarter of 2011 declined 16 percent to $5 million, compared to flat industry-wide wholesale shipments of motorhomes, due to the loss of market share by some of the Company’s motorhome customers. However, in the past year the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration. Second quarter 2011 sales of replacement parts in the aftermarket remained constant at $3 million.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry-wide wholesale shipments for the three months ended June 30, were:

	2011	2010	Change
Travel Trailer and
Fifth-Wheel RVs	66,000	62,300	6%
Motorhomes	7,800	7,800	0%

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs produced for the last twelve months ended June 30, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

	2011	2010	Change
Content per Travel Trailer and
Fifth-Wheel RV	$2,229	$2,132	5%
Content per Motorhome	$642	$813	(21%)

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.

Operating profit of the RV Segment was $17.3 million in the second quarter of 2011, an increase of $3.3 million compared to the second quarter of 2010, largely due to the $13 million increase in net sales. This increase in RV Segment operating profit was 26 percent of the increase in net sales, more than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in the second quarter of 2011 was positively impacted by:

•
Improved labor efficiencies. In the second quarter of 2010, the Company incurred higher production costs due to greater-than-expected increases in demand. While the Company still expects to reduce labor costs in certain product lines, labor efficiencies generally improved compared to last year.

•	Lower workers’ compensation costs due to improved claims experience.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $13 million larger sales base.

Partially offset by:

•	Increased promotional costs.
•	An increase in annualized fixed costs of $2 million to $3 million, which have been added over the past year to expand capacity and meet the increase in sales demand.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Material costs as a percent of net sales in the second quarter of 2011 were about the same as in the second quarter of 2010. The cost of steel and aluminum, the Company’s primary raw materials, increased sharply between November 2010 and March 2011, before leveling off. Since May 2011, the cost of steel has declined slightly from its recent high, but remains above 2010 levels. The Company worked closely with customers to offset these incremental cost increases with sales price increases and increased market share, and has implemented new production efficiencies.

Due to the Company’s new products and market share gains, and after completing an extensive analysis of return on investment, the Company has initiated a project to add the capability to extrude aluminum, primarily for internal use. During the second quarter of 2011, the Company expensed approximately $0.1 million in startup costs associated with the aluminum extrusion project. In the second half of 2011, the Company expects to incur $0.5 million to $0.8 million in additional startup costs, consistent with original estimates.

RV Segment – Year to Date

Net sales of the RV Segment in the first six months of 2011 increased 13 percent, or $35 million, to $303 million, compared to the same period of 2010, largely due to an 8 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs. Sales to travel trailer and fifth-wheel RVs OEMs increased $31 million to $275 million, or 13 percent, in the first six months of 2011 as compared to the same period of 2010, largely due to the 8 percent increase in industry-wide wholesale production of travel trailers and fifth-wheel RVs.  The Company exceeded the industry-wide increase primarily due to the acquisition of Home-Style in January 2011 which added $6 million in net sales, as well as new product introductions and market share gains. More than 90 percent of the Company’s RV Segment net sales were components for travel trailer and fifth-wheel RVs.

In addition, net sales of the Company’s RV Segment in the first six months of 2011 benefitted from the following:

•	Sales to other industries, including components for mid-size buses and for trailers used to haul boats, livestock, equipment and other cargo, increased 36 percent to $12 million.

•	Sales of replacement parts in the aftermarket increased 12 percent to $7 million.

Partially offset by:

•
Sales to motorhome OEMs declined 4 percent to $9 million, less than the 9 percent increase in industry-wide wholesale production of motorhomes because of the loss of market share by some of the Company’s motorhome customers. However, in the past year the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

According to the RVIA, industry-wide wholesale shipments for the six months ended June 30, were:

	2011	2010	Change
Travel Trailer and
Fifth-Wheel RVs	120,200	111,600	8%
Motorhomes	14,700	13,500	9%

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the RV Segment was $32.6 million in the first six months of 2011, an improvement of $5.7 million compared to the same period of 2010, largely due to the $35 million increase in net sales. This increase in RV Segment operating profit was 16 percent of the increase in net sales, less than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in the first six months of 2011 was negatively impacted by:

•
Volatile raw material costs. The cost of steel and aluminum, the Company’s primary raw materials, increased sharply between November 2010 and March 2011, before leveling off. Since May 2011, the cost of steel has declined slightly from its recent high, but remains above 2010 levels. The Company worked closely with customers to partially offset these incremental cost increases with sales price increases and increased market share, and has implemented new production efficiencies. As a result, material costs as a percent of net sales in the second quarter of 2011 were about the same as in the second quarter of 2010.

•	Higher warranty costs largely due to product line expansion over the past several years.

•	Increased promotional costs.

•	An increase in annualized fixed costs of $2 million to $3 million, which have been added over the past year to expand capacity and meet the increase in sales demand.

Partially offset by:

•
Improved labor efficiencies. In the first six months of 2010, the Company incurred higher production costs due to greater-than-expected increases in demand. While the Company still expects to reduce labor costs in certain product lines, labor efficiencies generally improved compared to last year.

•	Lower workers’ compensation costs due to improved claims experience.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $35 million larger sales base.

MH Segment – Second Quarter

Net sales of the MH Segment in the second quarter of 2011 of $29 million were 1 percent less than the second quarter of 2010, despite a 12 percent decline in industry-wide wholesale production of manufactured homes. The Company was able to outperform the industry due to the following:

•	Sales to OEMS of manufactured homes decreased only 4 percent compared to the 12 percent industry-wide decline, primarily due to market share gains.

•	Sales to other industries, including modular housing and office units, increased 51 percent to $4 million.

Partially offset by:

•	Sales of replacement parts in the aftermarket declined 12 percent to $4 million.

According to the IBTS, industry-wide wholesale shipments for the three months ended June 30, were:

	2011	2010	Change
Total Homes Produced	13,400	15,200	(12%)
Total Floors Produced	20,800	24,700	(16%)

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for newly produced manufactured homes for the twelve months ended June 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2011	2010	Change
Content per Home Produced	$1,434	$1,392	3%
Content per Floor Produced	$910	$851	7%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket, and sales to other industries. Content per manufactured home and content per floor are impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.

Operating profit of the MH Segment was $3.0 million in the second quarter of 2011, a decrease of $0.8 million compared to the same period in 2010, primarily due to higher raw material costs. The cost of steel and aluminum, the Company’s primary raw materials, increased sharply between November 2010 and March 2011, before leveling off. Since May 2011, the cost of steel has declined slightly from its recent high, but remains above 2010 levels. The Company worked closely with customers to partially offset these incremental cost increases with sales price increases and increased market share, and has implemented new production efficiencies.

MH Segment – Year to Date

Net sales of the MH Segment for the first six months of 2011 increased 1 percent, to $51 million, compared to the same period of 2010. The Company’s sales growth was largely due to the following:

•	Sales to other industries, including modular housing and office units, increased 46 percent to $7 million.

•	Sales of replacement parts in the aftermarket increased 2 percent to $9 million.

Partially offset by:

•	Sales to OEMs of manufactured homes decreased 4 percent, significantly less than the 12 percent decrease in industry-wide wholesale production of manufactured homes, due to market share gains.

According to the IBTS, industry-wide wholesale shipments for the six months ended June 30, were:

	2011	2010	Change
Total Homes Produced	23,200	26,400	(12%)
Total Floors Produced	36,000	42,800	(16%)

Operating profit of the MH Segment was $5.2 million in the first six months of 2011, a decrease of $0.1 million compared to the same period in 2010, despite a 1 percent increase in net sales over the same period.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The operating margin of the MH Segment in the first six months of 2011 was negatively impacted by:

•
Volatile raw material costs. The cost of steel and aluminum, the Company’s primary raw materials, increased sharply between November 2010 and March 2011, before leveling off. Since May 2011, the cost of steel has declined slightly from its recent high, but remains above 2010 levels. The Company worked closely with customers to partially offset these incremental cost increases with sales price increases and increased market share, and has implemented new production efficiencies.

Partially offset by:

•	Lower workers’ compensation, group health insurance and warranty costs due to improved claims experience.

•	Lower retirement costs.

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Write-downs to estimated current fair value of facilities to be sold or subleased	$-	$(166)	$-	$(40)
Acquisition related earn-outs:
Fair value adjustment	656	105	75	105
Accretion	(949)	(533)	(474)	(389)
Net gain on insurance claim	-	402	-	402
Other	(13)	69	(22)	38
Total other non-segment items	$(306)	$(123)	$(421)	$116

Income Taxes

The tax rate for the first six months and second quarter of 2011 was 38.9 percent and 38.6 percent, respectively, lower than the tax rate of 39.6 percent and 39.2 percent for the same periods of 2010, respectively. In the second quarter of 2011, the Company recorded a benefit of $0.2 million from a credit available under the Hiring Incentives to Restore Employment (HIRE) Act of 2010, and identified other opportunities which will save the Company approximately $0.7 million in state taxes annually.

Further, in May 2011, Indiana lowered its corporate income tax rate from 8.5 percent currently, to 6.5 percent over 4 years, beginning in 2012. When fully implemented, this tax rate reduction will annually save the Company about $150,000 for every $10 million of pre-tax income. However, since the law was enacted in the second quarter of 2011, the Company is required to adjust its deferred tax benefits for the lower tax rates, and the Company recorded a tax charge of $0.3 million in the second quarter of 2011. In addition, as the tax rate reduction is phased in over the next four years, the Company will record an estimated $0.4 million of cumulative additional charges to adjust its future deferred tax benefits

The full year 2011 effective tax rate is expected to be approximately 39 percent.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Interest Expense, Net

Interest expense during 2011, primarily consisting of commitment and letter of credit fees under the line of credit, partially offset by interest income, was consistent with the comparable periods of 2010. Despite significant cash balances during the first six months of 2011, interest income was not significant, due to low interest rates and the Company’s policy of investing in only extremely safe investments. Interest expense for the full year 2011 is expected to be approximately $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the six months ended June 30, (in thousands):

	2011	2010
Net cash flows provided by operating activities	$10,406	$17,722
Net cash flows used for investing activities	(12,651)	(23,081)
Net cash flows provided by financing activities	139	67
Net decrease in cash	$(2,106)	$(5,292)

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2011 of $10.4 million were $7.3 million less than the $17.7 million in the first six months of 2010, despite a $3.4 million increase in net income. This decline was primarily a result of:

•
A $9.9 million smaller increase in accounts payable, accrued expenses and other liabilities in the first six months of 2011, compared to the first six months of 2010, primarily due to the timing of payments for inventory purchases and other operational liabilities.

•
A $2.4 million larger increase in accounts receivable in the first six months of 2011, compared to the first six months of 2010, due in part to higher net sales in June 2011 as compared to June 2010. Accounts receivable balances remain current, with only 21 days sales outstanding at June 30, 2011.

Inventory turnover for the twelve months ended June 30, 2011 continues to be strong, at 6.2 turns, lower than the 6.5 turns for the full year 2010 and the 6.9 turns for the twelve months ended June 30, 2010, due largely to the higher raw material costs.

Depreciation and amortization was $10.0 million in the first six months of 2011, and is expected to aggregate $19 million for the full year 2011. Non-cash stock-based compensation expense was $2.2 million in the first six months of 2011, and certain executives were issued deferred stock units of $1.1 million in lieu of cash for 2010 incentive compensation. Non-cash stock-based compensation is expected to be $5 million to $6 million for the full year 2011.

Cash Flows from Investing Activities

Cash flows used for investing activities of $12.7 million in the first six months of 2011 included the acquisition of Home-Style for $7.3 million and capital expenditures of $10.5 million, both of which were financed from available cash, partially offset by $5.0 million received from the maturity of U.S. Treasury Bills classified as short-term investments.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style manufactures a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. Home-Style’s sales for 2010 were $12 million, which going forward would increase the Company’s content per travel trailer and fifth-wheel RV by $60 per unit. The purchase price was $7.3 million paid at closing from available cash, plus contingent consideration based on an earn-out. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.2 million.

On July 19, 2011, the Company acquired certain assets and business of Indiana-based M-Tec Corporation. M-Tec manufactures components for RVs and mobile office units. The acquired business has annual sales of approximately $12 million. The purchase price was $6.0 million paid at closing from available cash, plus contingent consideration based on an earn-out. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.6 million.

Estimates for 2011 are that capital expenditures will be $24 million to $25 million for the full year, including $4 million for four new facilities the Company has purchased, three of which the Company had previously been leasing, and $10 million to $11 million for the Company’s new aluminum extrusion project. The full year 2011 capital expenditure estimate is approximately $2 million to $3 million higher than previously expected largely due to additional investments to improve information systems and increase planned production capacity at the new aluminum extrusion facility.

At June 30, 2011, the Company was attempting to sell seven owned facilities and vacant land with an aggregate carrying value of $11.3 million, which are not being used in production. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.6 million, for one to five year terms, for a combined rental income of $0.1 million per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to these seven owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

Cash flows used for investing activities of $23.1 million in the first six months of 2010 consisted of the acquisition of Schwintek, Inc for $20.0 million and the acquisition of the patent-pending design for a six-point leveling system for fifth-wheel RVs for $1.4 million, as well as $4.5 million of capital expenditures, all of which were financed from available cash. In addition, the Company purchased $13.0 million of short-term U.S. Treasury bills classified as short-term investments, which was more than offset by $15.0 million received from the maturity of U.S. Treasury Bills classified as short-term investments.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities for the six months ended June 30, 2011 and 2010. At June 30, 2011, the Company had no debt outstanding, and made no borrowings during the six months ended June 30, 2011.

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay earn-outs to the sellers. The Company has recorded a $12.3 million liability for the fair value of these expected earn-out payments at June 30, 2011. For further information see Note 10 of the Notes to Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s new line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At June 30, 2011, the Company had availability of $44.8 million, as there were $5.2 million in outstanding letters of credit under the new line of credit.

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

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $184.5 million at June 30, 2011. This availability, together with the $36.8 million in cash at June 30, 2011, are more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements in 2011.

Pursuant to the Credit Agreement and ”shelf-loan” facility at June 30, 2011, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2011, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of Drew’s direct and indirect subsidiaries.

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

INFLATION

The prices of key raw materials, consisting primarily of steel, vinyl, aluminum, glass and ABS resin, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile, and after rising significantly during the first part of 2011, for certain raw materials, have recently moderated. The Company did not experience any significant increase in its labor costs in the first six months of 2011 related to inflation.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q, and in our subsequent filings with the Securities and Exchange Commission.

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

DREW INDUSTRIES INCORPORATED

  Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2011, the Company had no outstanding borrowings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last six months, the Company continued to implement certain significant functions of the ERP software and business process changes. Implementation of additional functions of the ERP software and business process changes are planned for the next couple of quarters to further strengthen the Company’s internal control.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2010. There were no material developments during the first six months of 2011 in connection with the identified legal proceeding pending at December 31, 2010, except that the Plaintiffs filed an appeal brief with the Ninth Circuit Court of Appeals and defendant Kinro filed an answering brief. A decision is pending.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2011, would not be material to the Company’s financial position or annual results of operations.

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
August 8, 2011