Form 10-Q
period 2011-09-30
DREW INDUSTRIES INC
filed 2011-11-08
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2011

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
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,054,011 shares of common stock as of October 31, 2011.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I –  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(In thousands, except per share amounts)

Net sales	$521,570	$466,552	$166,689	$146,833
Cost of sales	409,631	363,467	134,688	114,965
Gross profit	111,939	103,085	32,001	31,868
Selling, general and administrative expenses	69,362	62,337	22,877	19,248
Other (income)	(79)	(79)	(79)	(79)
Operating profit	42,656	40,827	9,203	12,699
Interest expense, net	197	168	78	28
Income before income taxes	42,459	40,659	9,125	12,671
Provision for income taxes	16,488	15,757	3,506	4,689
Net income	$25,971	$24,902	$5,619	$7,982

Net income per common share:
Basic	$1.17	$1.13	$0.25	$0.36
Diluted	$1.16	$1.12	$0.25	$0.36

Weighted average common shares outstanding:
Basic	22,254	22,118	22,273	22,129
Diluted	22,427	22,262	22,447	22,262

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2011	2010	2010
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$1,472	$41,213	$38,880
Short-term investments	-	15,993	4,999
Accounts receivable, trade, less allowances	41,965	31,329	12,890
Inventories	97,765	74,121	69,328
Deferred taxes	12,142	9,879	12,142
Prepaid expenses and other current assets	6,960	6,151	4,626
Total current assets	160,304	178,686	142,865
Fixed assets, net	90,884	80,215	79,848
Goodwill	20,137	7,497	7,497
Other intangible assets, net	80,746	59,171	57,419
Deferred taxes	15,744	16,532	15,770
Other assets	3,544	3,456	3,382
Total assets	$371,359	$345,557	$306,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$30,106	$20,715	$11,351
Accrued expenses and other current liabilities	39,413	36,743	33,723
Total current liabilities	69,519	57,458	45,074
Long-term indebtedness	8,075	-	-
Other long-term liabilities	20,005	16,569	18,248
Total liabilities	97,599	74,027	63,322

Stockholders’ equity
Common stock, par value $.01 per share	247	246	247
Paid-in capital	84,942	77,216	79,986
Retained earnings	218,038	222,332	192,067
Stockholders’ equity before treasury stock	303,227	299,794	272,300
Treasury stock, at cost	(29,467)	(28,264)	(28,841)
Total stockholders’ equity	273,760	271,530	243,459
Total liabilities and stockholders’ equity	$371,359	$345,557	$306,781

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
(In thousands)

Cash flows from operating activities:
Net income	$25,971	$24,902
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,069	12,726
Stock-based compensation expense	3,352	2,787
Deferred taxes	26	-
Other non-cash items	751	(971)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(24,440)	(18,780)
Inventories	(20,581)	(16,650)
Prepaid expenses and other assets	(1,996)	(2,431)
Accounts payable, accrued expenses and other liabilities	18,127	18,835
Net cash flows provided by operating activities	16,279	20,418

Cash flows from investing activities:
Capital expenditures	(17,721)	(7,706)
Acquisitions of businesses	(49,340)	(21,900)
Purchase of short-term investments	-	(20,985)
Proceeds from maturity of short-term investments	5,000	18,000
Other investing activities	810	1,300
Net cash flows used for investing activities	(61,251)	(31,291)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	504	190
Purchase of treasury stock	(626)	(464)
Proceeds from line of credit borrowings	48,675	-
Repayments under line of credit	(40,600)	-
Other financing activities	(389)	(5)
Net cash flows provided by (used for) financing activities	7,564	(279)

Net decrease in cash	(37,408)	(11,152)

Cash and cash equivalents at beginning of period	38,880	52,365
Cash and cash equivalents at end of period	$1,472	$41,213

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$263	$239
Income taxes, net of refunds	$17,101	$18,010

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
(In thousands, except shares)

Balance - December 31, 2010	$247	$79,986	$192,067	$(28,841)	$243,459
Net income for the nine months ended September 30, 2011	-	-	25,971	-	25,971
Issuance of 63,290 shares of common stock pursuant to stock options and deferred stock units	-	416	-	-	416
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	-	88	-	-	88
Stock-based compensation expense	-	3,352	-	-	3,352
Issuance of 47,506 deferred stock units relating to 2010 compensation	-	1,100	-	-	1,100
Purchase of 33,856 shares of treasury stock	-	-	-	(626)	(626)
Balance - September 30, 2011	$247	$84,942	$218,038	$(29,467)	$273,760

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively “Lippert”), and Kinro, Inc. and its subsidiaries (collectively “Kinro”). Drew, through Lippert and Kinro, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing, truck caps and buses, as well as for trailers used to haul boats, livestock, equipment and other cargo.

Because of the seasonality of the RV and manufactured housing industries, historically the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile economic conditions, current seasonal industry trends may be different than in prior years.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.	Segment Reporting

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 84 percent of consolidated net sales for the nine month periods ended September 30, 2011 and 2010, respectively, manufactures a variety of products used primarily in the production of RVs, including:

●	Towable steel chassis	●	Aluminum windows and screens
●	Towable axles and suspension solutions	●	Chassis components
●	Slide-out mechanisms and solutions	●	Furniture and mattresses
●	Thermoformed bath, kitchen and other products	●	Entry and baggage doors
●	Toy hauler ramp doors	●	Entry steps
●	Patio doors	●	Other accessories
●	Manual, electric and hydraulic stabilizer
and leveling systems

The Company also supplies certain of these products as replacement parts to the RV aftermarket, and manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 16 percent of consolidated net sales for the nine month periods ended September 30, 2011 and 2010, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

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

Information relating to segments follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales:
RV Segment	$439,656	$390,678	$136,228	$122,052
MH Segment	81,914	75,874	30,461	24,781
Total net sales	$521,570	$466,552	$166,689	$146,833

Operating profit:
RV Segment	$40,370	$37,997	$7,745	$11,104
MH Segment	8,963	8,241	3,786	2,939
Total segment operating profit	49,333	46,238	11,531	14,043
Corporate	(5,846)	(5,814)	(1,803)	(1,870)
Other non-segment items	(831)	403	(525)	526
Total operating profit	$42,656	$40,827	$9,203	$12,699

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.           Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Starquest Products, LLC

On August 29, 2011, the Company acquired the business and assets of Starquest Products, LLC and its affiliated company. Starquest had annual sales of approximately $22 million, comprised primarily of windows for truck caps, which are fiberglass enclosures that fit over the bed of pick-up trucks, painted to automotive standards and designed to exact truck bed specifications. Starquest also manufactures windows and doors for horse trailers and certain types of buses. The purchase price of $22.6 million was funded from available cash plus approximately $12 million of borrowings pursuant to the Company’s $50 million line of credit, plus contingent consideration based on future sales of certain products. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statement of Income since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$22,600
Contingent consideration	40
Total fair value of consideration given	$22,640

Customer relationships	$12,540
Other identifiable intangible assets	1,884
Net tangible assets	2,871
Total fair value of net assets acquired	$17,295

Goodwill (tax deductible)	$5,345

The customer relationships intangible asset will be amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and purchasing power with respect to these product lines.

EA Technologies, LLC

On August 22, 2011, the Company acquired from EA Technologies, LLC the business and certain assets of the towable RV chassis and slide-out mechanism operation previously owned by Dexter Chassis Group. The acquired business had annual sales of more than $40 million. The purchase price was $13.5 million paid at closing from available cash. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statement of Income since the acquisition date.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$13,500

Customer relationships	$7,060
Net tangible assets	2,340
Total fair value of net assets acquired	$9,400

Goodwill (tax deductible)	$4,100

The customer relationships intangible asset will be amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines.

M-Tec Corporation

On July 19, 2011, the Company acquired certain assets and business of M-Tec Corporation. The acquired business had annual sales of approximately $12 million comprised primarily of components for RVs, mobile office units and manufactured homes. The purchase price was $6.0 million paid at closing from available cash, plus contingent consideration based on future sales of existing products. The results of the acquired business have been included in either the Company’s RV or MH Segments, as appropriate, and in the Condensed Consolidated Statement of Income since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$5,990
Contingent consideration	450
Total fair value of consideration given	$6,440

Customer relationships	$2,310
Other identifiable intangible assets	315
Net tangible assets	1,723
Total fair value of net assets acquired	$4,348

Goodwill (tax deductible)	$2,092

The customer relationships intangible asset will be amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing manufacturing expertise and purchasing power with respect to these product lines.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Home-Style Industries

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style had annual sales of approximately $12 million comprised primarily of a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. The purchase price was $7.3 million paid at closing from available cash, plus contingent consideration based on future sales of existing products in specific geographic regions. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statement of Income since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$7,250
Contingent consideration	150
Total fair value of consideration given	$7,400

Customer relationships	$3,350
Other identifiable intangible assets	365
Net tangible assets	2,582
Total fair value of net assets acquired	$6,297

Goodwill (tax deductible)	$1,103

The customer relationships intangible asset will be amortized over its estimated useful life of 12 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and purchasing power with respect to these product lines.

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total

Accumulated cost – December 31, 2010	$9,251	$48,773	$58,024
Accumulated impairment – December 31, 2010	(9,251)	(41,276)	(50,527)
Net balance – December 31, 2010	-	7,497	7,497
Acquisitions - 2011	774	11,866	12,640
Net balance – September 30, 2011	$774	$19,363	$20,137

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist, and is based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the nine months ended September 30, 2011.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2011 (in thousands):

	Gross	Accumulated	Net	Estimated Useful
	Cost	Amortization	Balance	Life in Years

Customer relationships	$50,415	$13,445	$36,970	3 to 16
Patents	46,008	10,170	35,838	2 to 19
Tradenames	8,069	3,137	4,932	3 to 15
Non-compete agreements	4,136	1,130	3,006	3 to 7
Other intangible assets	$108,628	$27,882	$80,746

At September 30, 2011, other intangible assets included $2.9 million related to the Company’s marine and leisure operation, which sells trailers primarily for hauling small and medium-sized boats and related axles. Over the last several years, industry shipments of small and medium-sized boats have declined significantly. From time to time throughout this period, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A further downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets. No impairment tests were required or performed during the nine months ended September 30, 2011.

4.           Cash and Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The U.S. Treasury Bills are recorded at cost which approximates fair value. Effective January 1, 2011, cash in banks is fully FDIC insured.

Cash and investments consisted of the following at (in thousands):

	September 30,		December 31,
	2011	2010	2010

Cash in banks	$1,472	$8,164	$11,664
Money Market – Wells Fargo	-	14,031	9,039
Money Market – JPMorgan Chase	-	12,018	4,177
U.S. Treasury Bills – cash equivalents	-	7,000	14,000
Cash and cash equivalents	1,472	41,213	38,880
U.S. Treasury Bills – short-term investments	-	15,993	4,999
Cash and investments	$1,472	$57,206	$43,879

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.           Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cost includes material, labor and overhead; market is replacement cost or realizable value after allowance for costs of distribution.

Inventories consisted of the following at (in thousands):

	September 30,		December 31,
	2011	2010	2010

Raw material	$84,294	$65,432	$59,204
Work in process	2,335	1,792	1,683
Finished goods	11,136	6,897	8,441
Inventories	$97,765	$74,121	$69,328

6.           Fixed Assets

Fixed assets consisted of the following at (in thousands):

	September 30,		December 31,
	2011	2010	2010

Fixed assets, at cost	$183,906	$168,566	$166,125
Less accumulated depreciation and amortization	93,022	88,351	86,277
Fixed assets, net	$90,884	$80,215	$79,848

7.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	September 30,		December 31,
	2011	2010	2010

Employee compensation and benefits	$16,180	$17,392	$16,643
Warranty	5,665	5,885	4,005
Other	17,568	13,466	13,075
Accrued expenses and other current liabilities	$39,413	$36,743	$33,723

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty experience, (ii) product mix, and (iii) sales patterns. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the nine months ended (in thousands):

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30,
	2011	2010

Balance at beginning of period	$5,892	$4,686
Provision for warranty expense	5,291	3,966
Warranty liability from acquired businesses	527	40
Warranty costs paid	(3,467)	(2,172)
Total accrued warranty	8,243	6,520
Less long-term portion of accrued warranty	2,578	635
Current portion of accrued warranty	$5,665	$5,885

8.           Long-Term Indebtedness

The Company had $8.1 million outstanding at September 30, 2011 under its line of credit at a weighted average interest rate of 2.5 percent. The Company had no debt outstanding at September 30, 2010 and December 31, 2010.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At September 30, 2011, the Company had availability of $38.3 million, as there was $8.1 million of borrowing and $3.6 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending and increasing the Company’s previous $125.0 million “shelf-loan” facility with Prudential. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At September 30, 2011 and 2010, as well as December 31, 2010, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $176.5 million at September 30, 2011. The Company believes this availability is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for the next twelve months.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the Credit Agreement and “shelf-loan” facility, at September 30, 2011 the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2011, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

9.           Stockholders’ Equity

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average shares outstanding for basic earnings per share	22,254	22,118	22,273	22,129
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	173	144	174	133
Weighted average shares outstanding for diluted earnings per share	22,427	22,262	22,447	22,262

The weighted average diluted shares outstanding for the nine months ended September 30, 2011 and 2010 excludes the effect of 1,361,007 and 1,172,223 shares of common stock subject to stock options, respectively, and the three months ended September 30, 2011 and 2010 excludes the effect of 1,413,340 and 1,116,390 stock options, respectively, because including such shares in the calculation of total diluted shares would have been anti-dilutive.

In February 2011, the Company issued 47,506 deferred stock units at $23.15, or $1.1 million, to certain executive officers in lieu of cash for a portion of their 2010 incentive compensation in accordance with their compensation arrangements.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 501,279 shares were repurchased prior to 2011 at an average price of $18.65 per share, or $9.3 million in total. During the third quarter of 2011, an additional 33,856 shares were repurchased at an average cost of $18.44 per share, or $0.6 million. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes information about the Common Stock at (in thousands):

	September 30,		December 31,
	2011	2010	2010

Common stock authorized	30,000	30,000	30,000
Common stock issued	24,738	24,595	24,675
Treasury stock	2,684	2,621	2,651

10.         Commitments and Contingencies

Litigation

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2010. There were no material developments during the first nine months of 2011 in connection with the identified legal proceeding pending at December 31, 2010, except that in May 2011, plaintiffs filed an appeal brief with the Ninth Circuit Court of Appeals and defendant Kinro filed an answering brief. A decision is pending.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2011, would not be material to the Company’s financial position or annual results of operations.

Contingent Consideration

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of these expected earn-out payments at September 30, 2011, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.5 percent.

The following table summarizes the expected earn-outs as of September 30, 2011 (in thousands):

			Fair Value
	Estimated		of Estimated
Acquisition	Payments		Payments
Schwintek products	$14,728	(a)	$11,124
Level-UpTM six-point leveling system	2,209	(b)	1,480
Other acquired products	1,700	(c)	869
Total	$18,637		$13,473

(a)
Earn-out payments for three of the four products expire in March 2014. Earn-out payments for the remaining product will cease five years after the product is first sold to customers. Two of the four products acquired have a combined remaining maximum earn-out payment of $12.7 million, of which the Company estimates $12.2 million will be paid. Other than expiration of the earn-out period, the remaining products have no maximum on earn-out payments.

(b)	Other than expiration of the earn-out period in February 2016, these products have no maximum on earn-out payments.
(c)	Earn-out payments expire at various dates through October 2025. One of these products has a maximum of $2.5 million, while the remaining products have no maximum on earn-out payments.

As required, the liability for these estimated earn-out payments is re-evaluated quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average cost of capital and future sales of the products which are subject to earn-outs, the Company could record adjustments in future periods.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the first nine months of 2011, the net impact of the quarterly re-evaluation and accretion of the liability was an expense recorded in selling, general, and administrative expenses of $1.0 million, while a gain of $0.1 million was recorded in selling, general, and administrative expenses in the first nine months of 2010.

The following table provides a reconciliation of the Company’s contingent consideration liability, for the nine months ended September 30, 2011 (in thousands):

Balance at December 31, 2010	$12,104
Acquisitions	640
Payments	(226)
Accretion	1,391
Fair value adjustments	(436)
Balance at September 30, 2011	13,473
Less current portion in accrued expenses and other current liabilities	3,188
Total long-term portion in other long-term liabilities	$10,285

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
(Unaudited)

11.           Fair Value Measurements and Derivative Instruments

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

	September 30, 2011				September 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$-	$-	$-	$-	$26,049	$26,049	$-	$-
U.S. Treasury Bills	-	-	-	-	22,993	22,993	-	-
Total assets	$-	$-	$-	$-	$49,042	$49,042	$-	$-

Liabilities
Contingent consideration	$13,473	$-	$-	$13,473	$11,776	$-	$-	$11,776
Unrealized loss on derivative instrument	208	208	-	-	-	-	-	-
Total liabilities	$13,681	$208	$-	$13,473	$11,776	$-	$-	$11,776

Money market funds, U.S. Treasury Bills and derivative instruments are valued using a market approach based on the quoted market prices of identical instruments. Contingent consideration liabilities are valued using Level 3 inputs. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

In September 2011, the Company entered into a derivative instrument for 3 million pounds of aluminum to manage a portion of the exposure to movements associated with aluminum costs in 2012, representing approximately 10 percent of the Company’s anticipated aluminum purchases in 2012. While this derivative instrument is considered to be an economic hedge of the underlying movement in the price of aluminum, it is not designated or accounted for as a hedge. The change in fair value of this instrument is “marked to market” at the end of each reporting period and the gain or loss is recorded in cost of goods sold in the Condensed Consolidated Statements of Income, with the corresponding amount recorded in the Condensed Consolidated Balance Sheet.

Non-recurring

Certain assets and liabilities have been measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The following table presents the non-recurring losses recognized using fair value measurements and the carrying value of any assets and liabilities which were measured using fair value estimates during the nine months ended (in thousands):

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2011		September 30, 2010
	Carrying	Non-Recurring	Carrying	Non-Recurring
	Value	Losses	Value	Losses
Assets
Vacant owned facilities	$10,123	$-	$11,662	$-
Net assets of acquired businesses	37,340	-	24,647	-
Total assets	$47,463	$-	$36,309	$-

Liabilities
Vacant leased facilities	$583	$203	$932	$308
Total liabilities	$583	$203	$932	$308

At September 30, 2011, the Company owned six facilities which it is attempting to sell. In addition to the owned facilities which the Company is attempting to sell, the Company is attempting to sublease four vacant facilities which it leases. The determination of fair value is based on the best information available, using Level 3 inputs, including internal cash flow estimates discounted at an appropriate interest rate, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

Assets acquired and liabilities assumed in a business combination were recorded at fair value as of the acquisition date. Depending upon the type of asset acquired, the Company used different valuation techniques in determining the fair value of each asset. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

12.          New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009, and with respect to Level 3 fair value measurements was effective for interim or annual periods beginning after December 15, 2010. The adoption of the guidance had no significant impact on the Company’s financial statements.

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a significant impact on the Company’s financial statements.

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

The Company has two reportable segments; the recreational vehicle (“RV”) products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Inter-segment sales are insignificant.

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At September 30, 2011, the Company operated 31 facilities in the United States.

The RV Segment accounted for 84 percent of consolidated net sales for the nine months ended September 30, 2011 and 83 percent of the annual consolidated net sales for 2010. The RV Segment manufactures a variety of products used primarily in the production of RVs, including:

•	Towable steel chassis	•	Aluminum windows and screens
•	Towable axles and suspension solutions	•	Chassis components
•	Slide-out mechanisms and solutions	•	Furniture and mattresses
•	Thermoformed bath, kitchen and other products	•	Entry and baggage doors
•	Toy hauler ramp doors	•	Entry steps
•	Patio doors	•	Other accessories
•	Manual, electric and hydraulic stabilizer and leveling systems

The Company also supplies certain of these products as replacement parts to the RV aftermarket, and manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 90 percent of the Company’s RV Segment net sales are components for travel trailer and fifth-wheel RVs. Travel trailers and fifth-wheel RVs accounted for 82 percent of all RVs shipped by the industry in 2010.

The MH Segment, which accounted for 16 percent of consolidated net sales for the nine months ended September 30, 2011 and 17 percent of the annual consolidated net sales for 2010, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and office units, including:

•	Vinyl and aluminum windows and screens	•	Steel chassis
•	Thermoformed bath and kitchen products	•	Steel chassis parts
•	Steel and fiberglass entry doors	•	Axles
•	Aluminum and vinyl patio doors

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

Because of the seasonality of the RV and manufactured housing industries, historically the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile economic conditions, current seasonal industry trends may be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), through May 2011, industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 9 percent, or 8,400 units, as compared to the same period of 2010. Retail sales of travel trailer and fifth-wheel RVs during the same period of 2011 were up 8 percent. Because wholesale shipments outpaced retail sales, dealer inventories grew by 15,300 units in the first five months of 2011.

RV dealers responded quickly to the slower than expected growth in retail sales by reducing their wholesale orders. As a result, between June and September 2011, industry-wide wholesale shipments of travel trailers and fifth-wheel RVs declined 1 percent. On the other hand, retail sales between June and August 2011, the last month for which retail sales are available, increased 3 percent. Further, recent months’ retail sales may be revised upward in future periods, as has happened in recent periods. As a result of retail sales exceeding wholesale shipments between June and August 2011, dealer inventories declined by 11,900 units, alleviating concerns that dealer inventory levels were too high.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. To date, retail sales in 2011, while below earlier expectations, increased despite high gas prices, negative news regarding domestic and international economic conditions, and low consumer confidence.

A comparison of the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting increase or (decrease) in dealer inventories, is as follows:

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Wholesale	Retail		Unit Impact on
	Change	Change		Dealer Inventories
Quarter ended September 30, 2011	(2)%	3	% (est.)	(11,300	) (est.)
Quarter ended June 30, 2011	6%	7%		(8,400)
Quarter ended March 31, 2011	10%	7%		20,800

Year ended December 31, 2010	44%	13%		13,200
Year ended December 31, 2009	(25)%	(27)%		(26,000)
Year ended December 31, 2008	(29)%	(19)%		(41,300)

During the third week of September 2011, many major RV manufacturers held an Open House event in Elkhart, Indiana, attracting an estimated 3,500 participants from dealerships throughout the country. The purpose of the event was for the manufacturers to display new products and take orders for delivery in the typically slow winter months. Many RV manufacturers and industry analysts have reported positive feedback from the event. Industry-wide production of travel trailer and fifth-wheel RVs increased by an estimated 10 – 20 percent in October 2011, compared to October 2010. In addition, a few RV manufacturers have recently announced special financing promotions for deliveries this Fall which many dealers may take advantage of, thus possibly accelerating orders.

Industry-wide retail sales, and therefore production levels of RVs will depend to a significant extent on the course of the economy and consumer confidence. Over the last few months, forecasts for U.S. economic growth in 2012 have been mixed. The Company continues to be optimistic about its RV industry growth prospects for 2012 and beyond, and remains confident in its ability to exceed industry growth rates, through new products, market share gains, acquisitions and ongoing investment in customer service.

In the long-term, the Company expects RV industry sales to be aided by positive demographics, and the continued popularity of the “RV Lifestyle”. Every day, 11,000 Americans turn 50, according to U.S. Census figures, and one-in-ten vehicle-owning households between 50 and 64 own at least one RV.

Further, the RVIA has a generic advertising campaign promoting the RV lifestyle. The current campaign is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, also appear to motivate consumer demand for RVs. RVIA studies indicate that RV vacations cost significantly less than other forms of vacation.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Institute for Building Technology and Safety (“IBTS”) reported that industry-wide wholesale shipments of manufactured homes were 23,200 units in the first 6 months of 2011, a decline of 12 percent from the comparable period of 2010. Industry-wide wholesale shipments of manufactured homes during the first six months of 2010 were positively impacted by a Federal tax credit for first time home buyers, the benefits of which expired in the first half of 2010. In the third quarter of 2011, there were 13,900 industry-wide wholesale shipments of manufactured homes, an increase of 2 percent compared to the same period of 2010. The manufactured housing industry benefitted from approximately 300 homes produced for FEMA during the third quarter of 2011, and it is expected that an additional 1,200 to 1,500 homes will be manufactured for FEMA in the fourth quarter of 2011.

Manufactured housing has been negatively impacted by the continued weakness in the entire housing market and limited credit availability, as well as the high credit standards applied to purchases of manufactured homes, high down payment requirements, and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes.

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

The Company also believes that long-term growth prospects for manufactured housing may be positively influenced by (i) the quality and affordability of the home, (ii) the favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home.

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. During the first nine months of 2011, multi-section homes were 53 percent of the total manufactured homes produced, down from 59 percent and 63 percent in 2010 and 2009, respectively. During the first nine months of 2011, industry-wide shipments of single-section homes increased 7 percent, while multi-section homes declined 17 percent, both compared to the same period last year. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable manufactured home as many had done historically.

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales:
RV Segment	$439,656	$390,678	$136,228	$122,052
MH Segment	81,914	75,874	30,461	24,781
Total net sales	$521,570	$466,552	$166,689	$146,833

Operating profit:
RV Segment	$40,370	$37,997	$7,745	$11,104
MH Segment	8,963	8,241	3,786	2,939
Total segment operating profit	49,333	46,238	11,531	14,043
Corporate	(5,846)	(5,814)	(1,803)	(1,870)
Other non-segment items	(831)	403	(525)	526
Total operating profit	$42,656	$40,827	$9,203	$12,699

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Highlights

▪
Net sales in the 2011 third quarter increased 14 percent to $167 million, from $147 million in the third quarter of 2010, the result of a 12 percent increase in the Company’s RV Segment sales, and a 23 percent increase in the Company’s Manufactured Housing Segment sales. Industry-wide wholesale shipments of travel trailer and fifth-wheel RVs decreased 2 percent in the 2011 third quarter, while industry-wide production of manufactured homes increased 2 percent. The Company’s sales growth outperformed industry-wide wholesale shipments of RVs and manufactured homes during the third quarter of 2011 primarily because the Company increased its average product content per unit produced as a result of acquisitions, market share gains, and new products, as well as increased sales of components to other industries, such as buses, modular housing, mobile office units, truck caps, and trailers used to haul boats, livestock, equipment and other cargo. Further, the Company implemented sales price increases in 2011 due to higher raw material costs.

Because of the seasonality of the RV and manufactured housing industries, historically the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories and volatile economic conditions, current seasonal industry trends may be different than in prior years.

•
The Company’s net sales for the month of October 2011 were $62 million, more than a 55 percent increase from the month of October 2010. Excluding the impact of sales price increases and acquisitions, sales for October 2011 were up more than 30 percent, exceeding the estimated growth in industry-wide production of RVs and manufactured homes.

•
For the third quarter of 2011, the Company reported net income of $5.6 million ($0.25 per diluted share), a 30 percent decrease from the net income of $8.0 million ($0.36 per diluted share) reported in the third quarter of 2010, largely due to:

▪
Higher raw material costs as a percent of sales, which reduced net income by about $1 million. Raw material costs, in particular steel and aluminum, increased during the first half of 2011, negatively impacting the operating results in the third quarter of 2011 as the sales price increases implemented by the Company did not fully offset the peak raw material costs.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Beginning in June 2011, the cost of steel began to decline, and more recently, aluminum has also declined. As a result, the Company expects the impact of high raw material costs to decline over the coming months, as the Company begins to use the lower cost raw materials.

▪
Higher than usual production costs for one product line, in part related to increased demand, which reduced net income by about $1 million. The Company has taken corrective action to help ensure that these production costs improve over the next few quarters.

▪
Results for the prior year third quarter benefitted from an after-tax gain of $0.6 million, related to an adjustment to previously estimated future earn-out payments on acquisitions, which did not recur in the current year third quarter.

▪
Start-up and integration costs related to three acquisitions, the new aluminum extrusion operation, and new product introductions, which reduced net income by $0.6 million. Additional start-up and integration costs are expected in the fourth quarter of 2011, although the impact is expected to be less than in the third quarter of 2011.

•	During the third quarter of 2011, the Company completed three acquisitions as follows:

▪	a manufacturer of components for RVs and mobile office units, with annual sales of approximately $12 million, which expands the Company’s product offerings,

▪
a manufacturer of towable RV chassis and slide-out mechanisms with annual sales of more than $40 million. These acquired operations have been consolidated into the Company’s existing facilities, which is expected to minimize fixed costs and improve production efficiencies, and

▪
Starquest Products, a manufacturer of windows for truck caps, horse trailers, and certain types of buses, with annual sales of approximately $22 million. The new markets and customers of this business provide the Company with the opportunity to expand sales of its existing products.

These three acquisitions add an aggregate of more than $75 million to the Company’s annual sales, of which $9 million occurred in the 2011 third quarter. Further, the Company plans to use its purchasing power and manufacturing capabilities to reduce the cost structure of the acquired operations.

•
During the third quarter of 2011, the Company continued to invest in a new aluminum extrusion operation. In early October 2011, the Company began production on the first press of this operation and, as a result, expects to realize lower aluminum costs beginning in early 2012. The Company expects to bring two additional presses on-line over the next several months.

•	The Company also invested in several new product lines, including a new RV awning product line.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RV Segment – Third Quarter

Net sales of the RV Segment in the third quarter of 2011 increased 12 percent compared to the third quarter of 2010. Net sales of components were to the following markets (in thousands):

	2011	2010	Change
RV Original Equipment Manufacturers:
Travel Trailer and
Fifth-Wheels	$120,671	$110,586	9%
Motorhomes	3,687	3,867	(5)%
RV Aftermarket	3,013	3,763	(20)%
Other	8,857	3,836	131%
Total	$136,228	$122,052	12%

According to the RVIA, industry-wide wholesale shipments for the three months ended September 30, were:

	2011	2010	Change
Travel Trailer and
Fifth-Wheel RVs	47,500	48,600	(2)%
Motorhomes	5,300	6,200	(15)%

The Company outperformed the industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the four acquisitions completed in 2011 and sales price increases, which added $9 million and $4 million, respectively, in net sales during the third quarter of 2011.

Sales of components to motorhome OEMs declined less than the decrease in industry-wide wholesale production of motorhomes, due to acquisitions, which added $1 million in net sales during the third quarter of 2011. In the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

Sales to other related industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains and acquisitions which added $2 million in net sales during the third quarter of 2011. The Company believes there are significant opportunities in these adjacent markets. The acquisition of Starquest during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team added earlier in 2011, is expected to accelerate the Company’s growth in these adjacent markets.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components for the different types of RVs produced for the last twelve months ended September 30, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

	2011	2010	Change
Content per Travel Trailer and
Fifth-Wheel RV	$2,289	$2,179	5%
Content per Motorhome	$658	$726	(9)%

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products. The Company’s content per motorhome for the twelve months ended September 30, 2011 declined 9 percent, primarily because of the loss of market share by certain of the Company’s motorhome customers.

Operating profit of the RV Segment was $7.7 million in the third quarter of 2011, a decrease of $3.4 million compared to the third quarter of 2010, despite the $14 million increase in RV Segment net sales.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The operating margin of the RV Segment in the third quarter of 2011 was negatively impacted by:

•
Higher raw material costs. Raw material costs, in particular steel and aluminum, increased monthly during the first half of 2011, negatively impacting the operating results in the third quarter of 2011 as the sales price increases implemented did not fully offset the peak raw material costs.  Beginning in June 2011, the cost of steel began to decline, and more recently, aluminum has also declined. As a result, the Company expects the impact of high raw material costs to decline over the coming months, as the Company begins to use the lower cost raw materials.

•
Start-up and integration costs associated with the three acquisitions completed during the third quarter of 2011, as well as the new aluminum extrusion operation and the new RV awning product line. Additional start-up and integration costs are expected in the fourth quarter of 2011, although the impact is expected to be less than in the third quarter of 2011.

•
Higher than usual production costs for one product line, in part related to increased demand. The Company has taken corrective action to help ensure that these production costs improve over the next few quarters.

•
An increase in annualized fixed costs of $2 million to $3 million, which have been added over the past year to expand capacity and meet the increase in sales demand, plus additional depreciation and amortization due to recent acquisitions and capital expenditures.

Partially offset by:

•	Lower incentive compensation.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $14 million larger sales base.

RV Segment – Year to Date

Net sales of the RV Segment in the first nine months of 2011 increased 13 percent compared to the same period of 2010. Net sales of components were to the following markets (in thousands):

	2011	2010	Change
RV Original Equipment Manufacturers:
Travel Trailer and
Fifth-Wheels	$395,645	$354,317	12%
Motorhomes	13,101	13,710	(4)%
RV Aftermarket	9,793	9,816	0%
Other	21,117	12,835	65%
Total	$439,656	$390,678	13%

According to the RVIA, industry-wide wholesale shipments for the nine months ended September 30, were:

	2011	2010	Change
Travel Trailer and
Fifth-Wheel RVs	167,700	160,200	5%
Motorhomes	20,000	19,700	2%

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company outperformed the industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the four acquisitions completed in 2011 and sales price increases, which added $15 million and $6 million, respectively, in net sales during the first nine months of 2011.

Sales of components to motorhome OEMs declined 4 percent, compared to a 2 percent increase in industry-wide wholesale production of motorhomes. Excluding the impact of acquisitions, which added $1 million in sales during the first nine months of 2011, the Company’s sales of components for motorhomes declined 9 percent, primarily because of the loss of market share by certain of the Company’s motorhome customers. However, in the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

Sales to other related industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains and acquisitions which added $2 million in net sales during the first nine months of 2011. The Company believes there are significant opportunities in these adjacent markets. The acquisition of Starquest during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team added earlier in 2011, is expected to accelerate the Company’s growth in these adjacent markets.

Operating profit of the RV Segment was $40.4 million in the first nine months of 2011, an improvement of $2.4 million compared to the same period of 2010. This increase in RV Segment operating profit was 5 percent of the $49 million increase in net sales, less than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in the first nine months of 2011 was negatively impacted by:

•
Higher raw material costs. Raw material costs, in particular steel and aluminum, increased monthly during the first half of 2011, negatively impacting the operating results as the sales price increases implemented did not fully offset the peak raw material costs.  Beginning in June 2011, the cost of steel began to decline, and more recently, aluminum has also declined. As a result, the Company expects the impact of high raw material costs to decline over the coming months, as the Company begins to use the lower cost raw materials.

•
Start-up and integration costs associated with the three acquisitions completed during the third quarter of 2011, as well as the new aluminum extrusion operation and the new RV awning product line. Additional start-up and integration costs are expected in the fourth quarter of 2011, although the impact is expected to be less than in the third quarter of 2011.

•
Higher than usual production costs for one product line, in part related to increased demand. The Company has taken corrective action to help ensure that these production costs improve over the next few quarters.

•	Increased promotional costs due to new products being offered by the Company.

•
An increase in annualized fixed costs of $2 million to $3 million, which have been added over the past year to expand capacity and meet the increase in sales demand, plus additional depreciation and amortization due to recent acquisitions and capital expenditures.

Partially offset by:

•	Lower overtime due to improved labor efficiencies in certain operations.

•	Lower workers’ compensation costs due to improved claims experience.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $49 million larger sales base.

MH Segment – Third Quarter

Net sales of the MH Segment in the third quarter of 2011 increased 23 percent compared to the same period of 2010.  Net sales of components were to the following markets (in thousands):

	2011	2010	Change
Manufactured Housing Original
Equipment Manufacturers	$23,168	$18,321	26%
Manufactured Housing Aftermarket	4,254	4,121	3%
Other	3,039	2,339	30%
Total	$30,461	$24,781	23%

According to the IBTS, industry-wide wholesale shipments for the three months ended September 30, were:

	2011	2010	Change
Total Homes Produced	13,900	13,600	2%
Total Floors Produced	21,300	21,700	(2)%

The increase in net sales was primarily due to market share gains, acquisitions and sales price increases, as well as $1 million of FEMA-related orders. The manufactured housing industry benefitted from approximately 300 homes produced for FEMA during the third quarter of 2011, and it is expected that an additional 1,200 to 1,500 homes will be manufactured for FEMA in the fourth quarter.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components for newly produced manufactured homes for the twelve months ended September 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2011	2010	Change
Content per Home Produced	$1,527	$1,370	11%
Content per Floor Produced	$980	$846	16%

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the MH Segment was $3.8 million in the third quarter of 2011, an increase of $0.8 million compared to the same period in 2010, largely due to the $6 million increase in net sales. This increase in MH Segment operating profit was 15 percent of the increase in net sales, less than the Company’s expected 20 percent incremental margin, primarily due to higher raw material costs, partially offset by improved operating efficiencies. Raw material costs, in particular steel and aluminum, increased monthly during the first half of 2011, negatively impacting the operating results in the third quarter of 2011 as the sales price increases implemented did not fully offset the peak raw material costs. Beginning in June 2011, the cost of steel began to decline, and more recently, aluminum has also declined. As a result, the Company expects the impact of high raw material costs to decline over the coming months, as the Company begins to use the lower cost raw materials.

MH Segment – Year to Date

Net sales of the MH Segment for the first nine months of 2011 increased 8 percent compared to the same period of 2010.  Net sales of components were to the following markets (in thousands):

	2011	2010	Change
Manufactured Housing Original
Equipment Manufacturers	$58,623	$55,406	6%
Manufactured Housing Aftermarket	12,693	13,000	(2)%
Other	10,598	7,468	42%
Total	$81,914	$75,874	8%

According to the IBTS, industry-wide wholesale shipments for the nine months ended September 30, were:

	2011	2010	Change
Total Homes Produced	37,100	40,000	(7)%
Total Floors Produced	57,400	64,500	(11)%

The increase in net sales was primarily due to market share gains, acquisitions and sales price increases, as well as $1 million of FEMA-related orders. The manufactured housing industry benefitted from approximately 300 homes produced for FEMA during the third quarter of 2011, and it is expected that an additional 1,200 to 1,500 homes will be manufactured for FEMA in the fourth quarter.

Operating profit of the MH Segment was $9.0 million in the first nine months of 2011, an increase of $0.7 million compared to the same period in 2010, largely due to the $6 million increase in net sales. This increase in MH Segment operating profit was 12 percent of the increase in net sales, less than the Company’s expected 20 percent incremental margin.

The operating margin of the MH Segment in the first nine months of 2011 was negatively impacted by:

•
Higher raw material costs. Raw material costs, in particular steel and aluminum, increased monthly during the first half of 2011, negatively impacting the operating results as the sales price increases implemented did not fully offset the peak raw material costs.  Beginning in June 2011, the cost of steel began to decline, and more recently, aluminum has also declined. As a result, the Company expects the impact of high raw material costs to decline over the coming months, as the Company begins to use the lower cost raw materials.

Partially offset by:

•	Improved operating efficiencies.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $6 million larger sales base

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net gain (loss) on sale or write-down to fair value of vacant facilities	$122	$(446)	$122	$(280)
Acquisition related earn-outs:
Fair value adjustment	441	1,040	(215)	934
Accretion (1)	(1,394)	(1,118)	(445)	(598)
Net gain on insurance claim	-	859	-	457
Other	-	68	13	13
Total other non-segment items	$(831)	$403	$(525)	$526

(1)
In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of these expected earn-out payments at September 30, 2011, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.5 percent. Each period, an expense, similar to interest, will be recorded in selling, general and administrative expenses over the term of the earn-out due to the accretion of the present value of the liability for the estimated earn-out payments.

Income Taxes

The effective tax rate for the first nine months of 2011 and 2010 was 38.8 percent. The effective tax rate of 38.4 percent for the third quarter of 2011 was higher than the effective tax rate of 37.0 percent in the 2010 third quarter.  The 2010 tax rate in the third quarter was lower than normal due primarily to the expiration of certain state and federal tax statute of limitations. The full year 2011 effective tax rate is expected to be approximately 38.5 percent to 39 percent.

In May 2011, Indiana lowered its corporate income tax rate from 8.5 percent currently, to 6.5 percent over 4 years, beginning in 2012. When fully implemented, this tax rate reduction will annually save the Company about $150,000 in state taxes for every $10 million of consolidated pre-tax income. As a result of this lower state tax rate in Indiana, and additional state tax credits received in connection with the Company’s recent acquisitions and new projects, the full year effective 2012 tax rate is expected to decline to approximately 38 to 38.5 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the nine months ended September 30, (in thousands):

	2011	2010
Net cash flows provided by operating activities	$16,279	$20,418
Net cash flows used for investing activities	(61,251)	(31,291)
Net cash flows provided by (used for) financing activities	7,564	(279)
Net decrease in cash	$(37,408)	$(11,152)

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Operations

Net cash flows from operating activities in the first nine months of 2011 of $16.3 million were $4.1 million less than the $20.4 million in the first nine months of 2010, despite a $1.1 million increase in net income. This decline was primarily a result of:

•
A $5.7 million larger increase in accounts receivable in the first nine months of 2011, compared to the first nine months of 2010, due primarily to 22 percent higher net sales in September 2011 as compared to September 2010. Accounts receivable balances remain current, with only 23 days sales outstanding at September 30, 2011.

•
A $3.9 million larger increase in inventories in the first nine months of 2011, compared to the first nine months of 2010, due to both higher raw material costs and increased inventory quantities. The increased inventory quantities were in part to ensure uninterrupted supply during the integration of the acquired operations. However, based on current RV and manufactured housing industry demand, the present inventory levels are higher than needed on an on-going basis, and the Company is working to improve inventory turns on a sustainable basis. Inventory turnover for the twelve months ended September 30, 2011 was 6.0 turns, lower than the 6.5 turns for the full year 2010 and the 6.8 turns for the twelve months ended September 30, 2010.

Partially offset by:

•	A $2.3 million increase in depreciation and amortization, primarily due to capital expenditures and acquisitions.

In September 2011, the Company entered into a derivative instrument for 3 million pounds of aluminum to manage a portion of the exposure to movements associated with aluminum costs in 2012, representing approximately 10 percent of the Company’s anticipated aluminum purchases in 2012. While this derivative instrument is considered to be an economic hedge of the underlying movement in the price of aluminum, it is not designated or accounted for as a hedge. This derivative instrument will be settled on a monthly basis throughout 2012.

Depreciation and amortization was $15.1 million in the first nine months of 2011, and is expected to aggregate $20 million for the full year 2011. Further, the Company estimates that depreciation and amortization will be $22 million in 2012.

In the first nine months of 2011, non-cash stock-based compensation expense was $3.3 million. Additionally, certain executives were issued $1.1 million of deferred stock units in lieu of cash for 2010 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be $5 million to $6 million for the full year 2011.

Cash Flows from Investing Activities

Cash flows used for investing activities of $61.3 million in the first nine months of 2011 included four acquisitions for $49.3 million and capital expenditures of $17.7 million.  These were funded from available cash, including $5.0 million received from the maturity of U.S. Treasury Bills classified as short-term investments, plus borrowings pursuant to the Company’s $50 million line of credit.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style had annual sales of approximately $12 million comprised primarily of a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. The purchase price was $7.3 million paid at closing from available cash, plus contingent consideration based on future sales of existing products in specified geographic regions. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.2 million.

On July 19, 2011, the Company acquired certain assets and business of M-Tec Corporation. The acquired business had annual sales of approximately $12 million comprised primarily of components for RVs, mobile office units and manufactured homes. The purchase price was $6.0 million paid at closing from available cash, plus contingent consideration based on future sales of existing products. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.6 million.

On August 22, 2011, the Company acquired from EA Technologies, LLC the business and certain assets of the towable RV chassis and slide-out mechanism operation previously owned by Dexter Chassis Group. The acquired business had annual sales of more than $40 million. The purchase price was $13.5 million paid at closing from available cash.

On August 29, 2011, the Company acquired the business and assets of Starquest Products, LLC and its affiliated company. Starquest had annual sales of approximately $22 million, comprised primarily of windows for truck caps, which are fiberglass enclosures that fit over the bed of pick-up trucks, painted to automotive standards and designed to exact truck bed specifications. Starquest also manufactures windows and doors for horse trailers and certain types of buses. The purchase price of $22.6 million was funded from available cash plus borrowings pursuant to the Company’s $50 million line of credit, plus contingent consideration based on future sales of certain products. At the date of acquisition, the Company estimated the aggregate earn-out payments would be $0.1 million.

Estimates for 2011 are that capital expenditures will be $25 million for the full year, including $4 million for four new facilities the Company has purchased, three of which the Company had previously been leasing, and $11 million for the Company’s new aluminum extrusion operation. Further, the Company estimates that capital expenditures will be $14 to $16 million in 2012.

At September 30, 2011, the Company was attempting to sell six owned facilities with an aggregate carrying value of $10.1 million, which are not being used in production. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.5 million, for one to five year terms, for a combined rental income of $0.1 million per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value. In addition to these six owned facilities, the Company is attempting to sublease four vacant facilities which it leases.

Cash flows used for investing activities of $31.3 million in the first nine months of 2010 consisted of the acquisition of certain assets and business of Schwintek, Inc. for $20.0 million, the acquisition of the patent-pending design for a six-point leveling system for fifth-wheel RVs for $1.4 million, and the acquisition of the operating assets of Sellers Mfg., Inc. for $0.5 million, as well as $7.7 million of capital expenditures, all of which were financed from available cash.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Financing Activities

Cash flows provided by financing activities for the first nine months of 2011 of $7.6 million were primarily due to a net increase in indebtedness of $8.1 million, at a weighted average interest rate of 2.5 percent. During the 2011 third quarter, the Company’s borrowings on its line of credit reached a high of $15.8 million. During 2011, the Company has invested $67.1 million in acquisitions and capital expenditures, utilizing its available cash and necessitating borrowing under its line of credit. Due to the seasonal nature of the business, the Company expects the indebtedness to decline over the balance of the year.

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay earn-outs to the sellers. The Company has recorded a $13.5 million liability for the aggregate fair value of these expected earn-out payments at September 30, 2011. For further information see Note 10 of the Notes to Condensed Consolidated Financial Statements.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At September 30, 2011, the Company had availability of $38.3 million, as there was $8.1 million of borrowing and $3.6 million in outstanding letters of credit under the line of credit.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending and increasing the Company’s previous $125.0 million “shelf-loan” facility with Prudential. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At September 30, 2011 and 2010, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $176.5 million at September 30, 2011. The Company believes this availability is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for the next twelve months.

Pursuant to the Credit Agreement and ”shelf-loan” facility, at September 30, 2011 the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2011, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 501,279 shares were repurchased prior to 2011 at an average price of $18.65 per share, or $9.3 million in total. During the third quarter of 2011, an additional 33,856 shares were repurchased at an average cost of $18.44 per share, or $0.6 million. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and after rising significantly during the first part of 2011, have recently moderated. The Company did not experience any significant increase in its labor costs in the first nine months of 2011 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009, and with respect to Level 3 fair value measurements was effective for interim or annual periods beginning after December 15, 2010. The adoption of the guidance had no significant impact on the Company’s financial statements.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a significant impact on the Company’s financial statements.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, acquisitions, plans and objectives of management, markets for the Company’s Common Stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”).

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components, and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of manufactured homes and recreational vehicles (“RVs”), availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, changes in zoning regulations for manufactured homes, sales declines in the RV or manufactured housing industries, the financial condition of our customers, the financial condition of retail dealers of RVs and manufactured homes, retention and concentration of significant customers, the successful integration of recent acquisitions, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of RVs and manufactured homes.

DREW INDUSTRIES INCORPORATED

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates as a result of its financing activities. At September 30, 2011, the Company had $8.1 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2011, future cash flows would be reduced by less than $0.1 million per annum.

If the actual change in interest rates is substantially different than 100 basis points, or the outstanding borrowings change significantly, the net impact of interest rate risk on the Company’s cash flow may be materially different than that disclosed above.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. In the third quarter of 2011, the Company entered into a derivative instrument for the purpose of managing a portion of the exposures associated with fluctuations in aluminum costs. While this derivative instrument is subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of derivative instruments.

The Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases, however there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such increases will match the raw material cost increases.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, the internal controls have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last nine months, the Company continued to implement certain significant functions of the ERP software and business process changes. Implementation of additional functions of the ERP software and business process changes are planned for the next couple of quarters to further strengthen the Company’s internal control. In addition, the Company plans to convert systems used by recently acquired businesses to its existing ERP software and business processes over the next few quarters.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2010. There were no material developments during the first nine months of 2011 in connection with the identified legal proceeding pending at December 31, 2010, except that in May 2011, plaintiffs filed an appeal brief with the Ninth Circuit Court of Appeals and defendant Kinro filed an answering brief. A decision is pending.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2011, would not be material to the Company’s financial position or annual results of operations.

Item 1A - RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011, except as noted below.

Risks related to recent acquisitions could adversely affect our operating results.

During the third quarter of 2011, the Company completed three acquisitions. Whether these acquisitions are successful will depend on our ability to achieve the strategic objectives related to the acquired businesses. The Company may not realize the anticipated benefits from these acquisitions because we may not achieve expected operating efficiencies, we could lose customers and key personnel, and management’s attention may be diverted from our existing business.

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
November 8, 2011