Form 10-K
period 2011-12-31
DREW INDUSTRIES INC
filed 2012-03-14
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.  Accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $413,884,600. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 29, 2012) was 22,240,211 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement with respect to the 2012 Annual Meeting of Stockholders to be held on May 24, 2012 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

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

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components, and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, changes in zoning regulations for manufactured homes, sales declines in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the successful integration of recent acquisitions, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of products for which we sell our components.

PART I

Item 1.  BUSINESS.

Summary

Drew Industries Incorporated (“Drew” or the “Company” or the “Registrant”) has two reportable operating segments: the recreational vehicle (“RV”) products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 84 percent of consolidated net sales for 2011, and the MH Segment accounted for 16 percent of consolidated net sales for 2011. Approximately 90 percent of the Company’s RV Segment net sales were of products to manufacturers of travel trailer and fifth-wheel RVs. The balance represents sales of components for motorhomes, truck caps and buses, as well as for trailers used to haul boats, livestock, equipment and other cargo, and for the aftermarket. Drew’s operations are conducted through its wholly-owned subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”), each of which has operations in both the RV Segment and the MH Segment.

Over the last fifteen years, the Company acquired a number of manufacturers of components for RVs, manufactured homes, specialty trailers and adjacent markets, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2011, the Company operated 31 manufacturing facilities in 11 states, and achieved consolidated net sales of $681 million for the year.

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

Recent Developments

Sales and Profits

In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the increase in our sales beginning in 2010 and continuing during 2011, following the substantial decline in sales in both the RV Segment and the MH Segment during the recession beginning in 2008, and continuing through the first half of 2009.

Net sales for 2011 reached $681 million, a 19 percent increase over net sales of $573 million in 2010, as both of the Company’s segments achieved greater net sales growth than the industries they serve. Net sales of the Company’s RV Segment increased 20 percent, compared to a 7 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs. Approximately 90 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. The RV Segment represented 84 percent of consolidated net sales in 2011. Net sales of the Company’s MH Segment increased 16 percent, compared to a 3 percent increase in industry-wide production of manufactured homes. The MH Segment represented 16 percent of consolidated net sales in 2011. The Company’s net sales growth outperformed industry-wide wholesale shipments of RVs and manufactured homes during 2011 primarily because the Company increased its average product content per unit produced as a result of acquisitions, market share gains and the introduction of new products. In addition, the Company achieved increased sales of components to other industries, such as buses, modular housing, mobile office units, truck caps, and trailers used to haul boats, livestock, equipment and other cargo.

For 2011, the Company reported net income of $30.1 million, or $1.34 per diluted share. For 2010, the Company reported net income of $28.0 million or $1.26 per diluted share.

 Acquisitions

On January 28, 2011, the Company acquired the operating assets and the business of Home-Style Industries, and its affiliated companies. Home-Style had annual sales of approximately $12 million comprised primarily of a full line of upholstered furniture and mattresses primarily for towable RVs in the Northwest U.S. market. The purchase price was $7.3 million paid at closing. In addition, the Company may pay contingent consideration based on future sales of existing products in specific geographic regions.

On July 19, 2011, the Company acquired certain assets and business of M-Tec Corporation. The acquired business had annual sales of approximately $12 million comprised primarily of components for RVs, mobile office units and manufactured homes. The purchase price was $6.0 million paid at closing. In addition, the Company may pay contingent consideration based on future sales of existing products.

On August 22, 2011, the Company acquired from EA Technologies, LLC the business and certain assets of the towable RV chassis and slide-out mechanism operation previously owned by Dexter Chassis Group. The acquired business had annual sales of more than $40 million. The purchase price was $13.5 million paid at closing.

On August 29, 2011, the Company acquired the business and assets of Starquest Products, LLC and its affiliated company. Starquest had annual sales of approximately $22 million, comprised primarily of windows for truck caps, which are fiberglass enclosures that fit over the bed of pick-up trucks, painted to automotive standards and designed to exact truck bed specifications. Starquest also manufactures windows and doors for horse trailers and certain types of buses. The purchase price was $22.6 million paid at closing. In addition, the Company may pay contingent consideration based on future sales of certain products.

On December 1, 2011, the Company acquired the business and certain assets of M&M Fabricators. M &M had annualized sales of approximately $3 million, comprised of chassis modification primarily for producers of transit buses, specialized commercial vehicles, and Class A and Class C motorhome RVs. The purchase price was $1.0 million paid at closing. In addition, the Company may pay contingent consideration based on future sales of this operation.

On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the next three years.

Other Developments

In June 2011, the Company announced the formation of two dedicated sales teams to focus, respectively, on adjacent markets and on aftermarket sales. The adjacent markets sales team sells the Company’s components to a variety of original equipment manufacturers (“OEMs”) in various industries, including trailers for cargo, livestock, and equipment, as well as for ambulances and the transit and school bus industries. This sales team sells all Lippert Components and Kinro products in these markets, including doors, windows, furniture, slide-out mechanisms, axles, chassis parts and accessories, steel tubing, as well as aluminum extrusion from the Company’s new aluminum extrusion operation.

The aftermarket team is devoted to gaining additional aftermarket business for the Company’s products. Many of the Company’s existing components, including doors, windows, mattresses, furniture, leveling devices, suspension products, slide-out mechanisms, and other accessories, have significant aftermarket potential with RV and manufactured home owners directly, and with dealers and distributors.

During 2011, the Company added the capability to extrude aluminum, and in January 2012 began full-time production on the first of three planned presses at its new aluminum extrusion plant. The Company anticipates that all three presses will be in operation by mid-2012. The extruded aluminum components produced will be used in a variety of the Company’s products, and the lighter weight and durability of aluminum is expected to be attractive to manufacturers of RVs and motorhomes. Further, the Company plans to market extruded aluminum parts to manufacturers in other industries. Through December 31, 2011, the Company has expended approximately $11 million for the facility, machinery and equipment, with an additional $3 million in capital expenditures planned for 2012.

In September 2011, the Company launched a newly-developed line of RV awnings. The awnings are manufactured in one of the Company’s existing facilities in Goshen, Indiana, and are available in both manual and electric versions. The raw materials, components, and manufacturing processes used in manufacturing the awnings are very similar to those the Company uses extensively in its existing product lines. The extruded aluminum components used in the awnings are intended to be produced in the Company’s new aluminum extrusion operation. The Company markets the awnings directly to RV manufacturers, as well as through aftermarket distributors.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a variety of products used in the production of RVs, primarily travel trailer and fifth-wheel RVs, including:

• Towable steel chassis	• Aluminum windows and screens
• Towable axles and suspension solutions	• Chassis components
• Slide-out mechanisms and solutions	• Furniture and mattresses
• Thermoformed bath, kitchen and other products	• Entry, baggage, patio and ramp doors
• Manual, electric and hydraulic stabilizer and lifting systems	• Entry steps
• Awnings
• Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket, and to adjacent markets, including manufacturers of truck caps, buses and trailers used to haul boats, livestock, equipment and other cargo.

In 2011, the RV Segment represented 84 percent of the Company's consolidated net sales, and 79 percent of consolidated segment operating profit. Approximately 90 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs.

Raw materials used by the Company's RV Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company's RV Segment consist primarily of fabricating, welding, painting and assembling components into finished products. The Company's RV Segment operations are conducted at 23 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 6 also conduct operations in the Company's MH Segment. See Item 2. “Properties.”

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO), Forest River (a subsidiary of Berkshire Hathaway, symbol: BRKA) and other OEMs, and, to a lesser extent, to distributors of aftermarket products.

The Company's RV Segment operations compete on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal products (i) it is the leading supplier of windows and doors for towable RVs, and the Company’s market share for most of its towable RV window and door products is approximately 80 percent; (ii) the Company is the  leading supplier of chassis and slide-out mechanisms for towable RVs, and the Company's market share for chassis and slide-out mechanisms for towable RVs exceeds 90 percent; (iii) the leading suppliers of axles for towable RVs are the Company, AL-KO Kober Corporation and Dexter Axle Company, and the Company’s market share for axles for towable RVs is approximately 50 percent; and (iv) its market share for upholstered furniture for RVs is approximately 45 percent, and the Company competes with several other manufacturers.

The Company’s share of the aftermarket for RV replacement parts cannot be readily determined, but is currently not significant. The Company’s share of the market for its products in adjacent industries cannot be readily determined, but is currently not significant.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MH Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

• Vinyl and aluminum windows and screens	• Steel chassis
• Thermoformed bath and kitchen products	• Steel chassis parts
• Steel and fiberglass entry doors	• Axles
• Aluminum and vinyl patio doors

The Company also supplies windows, doors, and thermoformed bath products as replacement parts to the manufactured housing aftermarket.

In 2011, the MH Segment represented 16 percent of the Company's consolidated net sales, and 21 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed. The MH Segment also supplies related products to other industries, representing 7 percent of sales of this segment.

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

The Company's manufactured housing products are sold primarily to major producers of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway, symbol: BRKA), Cavco Industries, Inc. (symbol: CVCO), Champion Home Builders, Inc. (a private company), Skyline Corporation (symbol: SKY) and other OEMs, and, to a lesser extent, to distributors of aftermarket products.

The Company's MH Segment competes on the basis of price, customer service, product quality, and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal products (i) it is the leading supplier of windows for manufactured homes, and the Company's market share for windows exceeds 80 percent; (ii) the Company's manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, many of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 25 percent; and (iii) the Company’s thermoformed bath and kitchen unit operation competes with three other manufacturers of bath and kitchen units, and the Company’s market share for bath and kitchen products in the product lines the Company supplies is approximately 65 percent.

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

Because of the seasonality of the RV and manufactured housing industries, historically the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories, and volatile economic conditions, future seasonal industry trends may be different than in prior years.

Capacity

In 2011, the Company’s facilities operated at an average of approximately 60 percent of their practical capacity, and typically ran one shift of production per day. Due to seasonal demand, capacity utilization varies during the year, and also varies significantly by product line and geographic region.

During 2011, the Company experienced higher than usual production costs for one product line, in part related to increased demand. Significant steps to control those costs were implemented, including adding production capacity, and improving production flow and material usage. The Company believes it has the ability to substantially increase production should demand increase further in the RV or manufactured housing industries.

At December 31, 2011, the Company operated 31 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2011 were $24 million. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management to help ensure that the Company can maintain a high level of production efficiencies throughout its operations.

Intellectual Property

The Company holds several United States patents and patent applications that relate to various products sold by the Company, and has granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments. The Company believes that its patents are valuable, and vigorously protects its patents when appropriate.

From time to time, the Company has received notices or claims that it may be infringing certain patent or other intellectual property rights of others, and the Company has given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. However, no material litigation is currently pending as a result of these claims.

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

Windows and doors produced by the Company for the RV industry are regulated by the United States Department of Transportation Federal Highway Administration (“DOT”) and the National Highway Traffic Safety Administration (“NHTSA”) division of the DOT governing safety glass performance, egress ability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation. Windows produced by the Company for buses are regulated by the Federal Motor Vehicle Safety Standards.

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

Upholstered products and mattresses produced by the Company for motorized RVs and buses must comply with Federal Motor Vehicle Safety Standards promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for motorized and towable RVs must comply with regulations promulgated by the Consumer Products Safety Commission regarding flammability. Plywood, particleboard and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the Recreation Vehicle Industry Association (“RVIA”).

The Company believes that it is currently operating in compliance with applicable laws and regulations and has made reports and submitted information as required. The Company does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company's operations, financial condition or competitive position.

The Company’s operations are also subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue.

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2011 was 4,130, compared to 3,016 at December 31, 2010. The total at December 31, 2011 included 3,501 in manufacturing and product research and development, 218 in transportation, 49 in sales, 84 in customer support and servicing, and 278 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 1A.  RISK FACTORS.

Industry Risk Factors

Economic and business conditions beyond our control, including cyclicality and seasonality, have had a significant adverse impact on our earnings, and could negatively impact our future results.

In 2009, a combination of factors, including the weak economy and resulting recession, tight credit, reduced availability of home equity credit lines, high unemployment, low consumer confidence, and the deterioration in the real estate and mortgage markets adversely impacted our operating results. As a result of these conditions, dealers reduced inventories and consumers were cautious about making purchases of discretionary “big-ticket” items such as RVs and manufactured homes. These conditions abated somewhat during 2010 and 2011, and our net sales in 2010 increased 44 percent compared to 2009, and in 2011 increased 19 percent compared to 2010. However, if the severity of these conditions resumes or worsens in the future, our earnings could be significantly impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The RV and manufactured housing markets have been characterized by cycles of growth and contraction in consumer demand. Companies in these industries are subject to volatility in sales and operating results due to external factors such as economic and demographic changes. Consequently, the results for any prior period may not be indicative of results for any future period.

In addition, the long-term decline in the retail demand and wholesale production of manufactured homes has reduced the demand for our manufactured housing products. Our annual results of operations could decline if manufactured housing industry conditions worsen.

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

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and manufactured homes, resulting in reduced demand for our products.

As a result of the recession and the factors leading to it, significant changes were implemented in the lending practices of financial institutions, and many lenders restricted loan availability. Restrictions on the availability of financing for RVs and manufactured homes limited the ability of consumers to purchase RVs and manufactured homes. Although these conditions have abated somewhat, a return to these conditions would again limit the ability of consumers to purchase RVs and manufactured homes, resulting in reduced production of RVs and manufactured homes by our customers, and therefore reduced demand for our products.

Limited availability of retail financing for manufactured homes, and higher costs of financing, limits the ability of consumers to purchase manufactured homes, which would result in reduced demand for our products.

Loans used to finance the purchase of manufactured homes usually have shorter terms and higher interest rates, and are more difficult to obtain, than mortgages for site-built homes. Historically, lenders required higher down payment, higher credit scores and other criteria for these loans. Current lending criteria are higher than historical criteria, and many potential buyers of manufactured homes may not qualify.

The availability, cost, and terms of these loans are also dependent on economic conditions, lending practices of financial institutions, government policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced production of manufactured homes by our customers, and therefore reduced demand for our products.

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

Travel trailer and fifth-wheel RVs, components for which represent approximately 90 percent of our RV Segment net sales, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which would result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

The manufactured housing industry has been experiencing a significant long-term decline in shipments, which may continue.

Our MH Segment, which accounted for 16 percent of consolidated net sales for 2011, operates in an industry which has experienced a decline in production of new homes since 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and has been exacerbated by economic conditions.

Moreover, because of the weak market for conventional housing, retirees may not be able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase less expensive manufactured homes. In addition, the availability of foreclosed site-built homes at reduced prices has impacted, and could continue to impact, the demand for manufactured homes.

If these conditions persist, the manufactured housing industry may not improve significantly in the short-term. Certain of our manufactured housing customers have experienced financial difficulties and more of our manufactured housing customers may be similarly affected. These factors could result in reduced demand for products from our MH Segment, as well as difficulties in collecting accounts receivable.

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

The prices we pay for steel, which represents more than 50 percent of our raw material costs, and other key raw materials, have been volatile.

Because competition and business conditions may limit the amount or timing of increases in raw material costs that can be passed through to our customers in the form of sales price increases, future increases in raw material costs could adversely impact our financial condition and operating results. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher cost raw materials in our inventory, which could adversely affect our operating results.

Inadequate supply of raw materials used to make our products could adversely impact our financial condition and operating results.

If raw materials or components that are used in manufacturing our products, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted, our manufacturing operations could be adversely affected. The Company currently imports approximately 12 percent of its raw materials and components.

We are involved in certain litigation, which, if decided against us, could have a material effect on our financial condition.

A case is pending against Kinro, purporting to be a class action, in which it was alleged that certain bathtubs manufactured by Kinro for use in manufactured homes failed to comply with certain safety standards relating to flame spread. Kinro denied the allegations, vigorously defended against the claims and, based on extensive investigation, believes that the bathtubs were in compliance with applicable regulations. The named plaintiffs asserted seven claims against Kinro, all of which were dismissed by the Court during the course of the proceedings. The named plaintiffs appealed to the Ninth Circuit Court of Appeals, they and Kinro filed appeal briefs, and a decision from the Court of Appeals is pending. Further detail regarding the litigation is provided in this Form 10-K in Item 3. “Legal Proceedings.”

The loss of any customer accounting for more than 10 percent of our consolidated net sales, and the consolidation of customers in our industries, could have a material adverse impact on our operating results.

One customer of the RV Segment accounted for 36 percent, and another customer of both the RV Segment and the MH Segment accounted for 27 percent, of our consolidated net sales in 2011. The loss of either of these customers would have a material adverse impact on our operating results.

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

Increases in demand could result in difficulty obtaining additional skilled labor, and available capacity may initially not be utilized efficiently.

During 2011 and 2010, the Company experienced higher than usual production costs largely related to increased demand for certain of our products. Further, in certain geographic regions in which we have manufacturing facilities we have experienced shortages of qualified employees. If demand continues to increase, the Company may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our financial condition and operating results.

If recent acquisitions are not successfully integrated into our operations, our financial condition and operating results could be adversely impacted.

Since January 1, 2011, we acquired six separate businesses and their related assets. If we are unable to efficiently integrate these businesses into our existing operations, the attention of our management could be diverted from our existing operations, which could impair our ability to execute our business plans. This could have a material adverse effect on our financial condition and results of operation.

We have recently entered new markets in order to enhance our growth potential. Uncertainties with respect to these new markets could impact our operating results.

The Company is a leading supplier of components for RVs and manufactured housing, and currently has a significant share of the market for certain of its products, which would limit our ability to expand our market share for those products. We have made investments in order to expand the sale of our products in the RV and manufactured housing aftermarket, and in adjacent markets beyond RVs and manufactured housing. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products would adversely impact our business in these markets and our results of operations.

The loss of any of our key operating management could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations.

We are dependent to a significant extent upon the efforts of our key operating management. The loss of the services of one or more of our key operating management could impair our ability to execute our business strategy, which would have a material adverse effect on our business, financial condition and results of operations. We are currently discussing with two key executives renewal of their employment agreements which recently expired.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2011, the Company's properties were as follows:

RV SEGMENT
City	State	Square Feet		Owned	Leased
Rialto(1)	California	56,430		✓
Nampa	Idaho	147,000			✓
Twin Falls	Idaho	16,060			✓
Goshen(1)	Indiana	459,200		✓
Goshen	Indiana	332,953		✓
Elkhart	Indiana	316,864		✓
Goshen	Indiana	144,500		✓
Goshen	Indiana	101,960			✓
Elkhart	Indiana	92,000			✓
Goshen	Indiana	87,800		✓
Goshen(1)	Indiana	81,200		✓
Topeka	Indiana	67,560			✓
Goshen	Indiana	65,000			✓
Middlebury(1)	Indiana	61,113		✓
Goshen	Indiana	53,500		✓
Elkhart	Indiana	50,250		✓
Milford	Indiana	30,000			✓
Goshen	Indiana	27,500			✓
Pendleton	Oregon	56,800		✓
Pendleton	Oregon	23,777			✓
McMinnville(1)	Oregon	17,850		✓
Waxahachie(1)	Texas	43,050		✓
Kaysville	Utah	75,000			✓
		2,407,367	(2)

(1)	These plants also produce products for the MH Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the RV Segment.

(2)	At December 31, 2010, the Company’s RV Segment used an aggregate of 1,527,420 square feet for manufacturing and warehousing.

MH SEGMENT
City	State	Square Feet		Owned	Leased
Double Springs	Alabama	109,000		✓
Rialto(1)	California	6,270		✓
Cairo	Georgia	105,000		✓
Fitzgerald	Georgia	79,000		✓
Nampa	Idaho	83,500		✓
Goshen	Indiana	110,000		✓
Middlebury(1)	Indiana	61,113		✓
Goshen(1)	Indiana	25,000		✓
Goshen(1)	Indiana	14,500		✓
Arkansas City	Kansas	7,800			✓
McMinnville(1)	Oregon	17,850		✓
Denver	Pennsylvania	40,200			✓
Chester	South Carolina	108,600		✓
Waxahachie(1)	Texas	156,950		✓
		924,783	(2)

(1)	These plants also produce products for the RV Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the MH Segment.

(2)	At December 31, 2010, the Company’s MH Segment used an aggregate of 894,762 square feet for manufacturing and warehousing.

ADMINISTRATIVE
City	State	Square Feet	Owned	Leased
Phoenix	Arizona	1,000		✓
Goshen	Indiana	15,500	✓
Goshen	Indiana	10,000		✓
Kalamazoo	Michigan	1,300		✓
White Plains	New York	4,059		✓
Arlington	Texas	10,473		✓
		42,332

At December 31, 2011, the Company owned the following facilities not currently used in production, having an aggregate book value of $10.0 million:

City	State	Square Feet
Phoenix *	Arizona	61,000
Fontana *	California	108,800
Ocala	Florida	47,100
Elkhart *	Indiana	100,000
Bristol *	Indiana	97,500
Howe	Indiana	60,000

*  Currently leased to a third party. See Note 14 of the Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS.

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled, as amended, Gonzalez and Royalty vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skyline Homes Inc. (Case No. CV06-08233).

The case purported to be a class action. In the course of the proceedings during 2010, the Court dismissed each of the seven claims asserted by the named plaintiffs. They appealed to the Ninth Circuit Court of Appeals, plaintiffs and Kinro filed appeal briefs, and a decision from the Court of Appeals is pending.

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

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially effect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheets as of December 31, 2011, would not be material to the Company's financial position or annual results of operations.

Item 4.    NOT APPLICABLE.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of January 1, 2012. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012.

Name	Position

Edward W. Rose, III (Age 70)	Director since March 1984.

Leigh J. Abrams (Age 69)	Chairman of the Board of Directors since January 2009. Director since March 1984.

Fredric M. Zinn (Age 60)	Chief Executive Officer since January 2009, President and Director since May 2008.

James F. Gero (Age 66)	Lead Director of the Board of Directors since November 2011. Director since May 1992.

Frederick B. Hegi, Jr. (Age 68)	Director since May 2002.

David A. Reed (Age 64)	Director since May 2003.

John B. Lowe, Jr. (Age 72)	Director since May 2005.

Brendan J. Deely (Age 46)	Director since September 2011.

Jason D. Lippert (Age 39)	Chief Executive Officer of Lippert Components, Inc. since February 2003, and Chief Executive Officer of Kinro, Inc. since January 2009. Director since May 2007.

Joseph S. Giordano III (Age 42)	Chief Financial Officer since May 2008, Treasurer since May 2003.

Scott T. Mereness (Age 40)	President of Lippert Components, Inc. and Kinro, Inc. since July 2010.

EDWARD W. ROSE, III, was Chairman of the Board of Directors from March 1984 to December 31, 2008, and Lead Director from January 2009 to November 2011. For more than the past five years, Mr. Rose has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also served as a director of ACE Cash Express, Inc., a publicly-owned company engaged in check cashing services, until its sale in October 2006. From April 1999 to January 2003, Mr. Rose was a director of TX C.C., Inc., a privately-owned restaurant chain, against which an involuntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code was filed on February 21, 2003 in the U.S. Bankruptcy Court for the Northern District of Texas. A plan of reorganization was confirmed on January 28, 2004. Cardinal Investment Company, Inc., of which Mr. Rose is the sole stockholder, was an indirect General Partner of MJ Designs, L.P., a privately-owned retailer of arts and crafts products, which filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in January 2003 in the U.S. Bankruptcy Court for the Northern District of Texas, later converted to a Chapter 7 liquidation.

LEIGH J. ABRAMS, was Chief Executive Officer from March 1984 to December 31, 2008 and President from March 1984 until May 2008. Since April 2001, Mr. Abrams has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned company engaged in a mortgage services platform providing solutions to the mortgage and real estate markets, and Lead Director of Impac Mortgage Holdings, Inc. since June 2004. Mr. Abrams is a Certified Public Accountant.

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

DAVID A. REED, is President of Causeway Capital Management LLC, manager of a family investment partnership. Mr. Reed retired as Senior Vice Chair for Ernst & Young LLP in 2000 where he held several senior U.S. and global operating, administrative and marketing roles in his 26-year tenure with the firm. He served on Ernst & Young LLP’s Management Committee and Global Executive Council from 1991-2000. From 2006 until November 2011, Mr. Reed was a director of Penson Worldwide, Inc., a publicly-owned company engaged in providing flexible technology-based processing solutions to the investment industry. From 2005 until its acquisition in 2007, Mr. Reed was a director of Lone Star Technologies, Inc., a diversified publicly-owned company engaged in the manufacture of tubular products.

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

BRENDAN J. DEELY, has been President and Chief Executive Officer of L&W Supply Corporation, a subsidiary of USG Corporation, since 2004, and senior vice president of USG Corporation since 2008. USG Corporation, a publicly-owned company, is a manufacturer and distributor of high-performance building systems. L&W Supply branches stock and deliver building materials nationwide. For more than five years prior thereto, Mr. Deely held various executive positions with USG Corporation and its subsidiaries. Mr. Deely also serves on the board of directors of the National Safety Council, and is President of the board of directors of Lincoln Park Community Shelter in Chicago, Illinois.

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

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 29, 2012, there were 502 holders of the Company’s Common Stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2011 and 2010 is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,179,783	$20.46	1,627,842
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,179,783	$20.46	1,627,842

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated (the “Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the Plan was 1,627,842 at December 31, 2011, and 605,145 at December 31, 2010 under the Company’s previous equity award and incentive plan, which was superseded by the Plan. The Plan is the Company’s only equity compensation plan.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Operating Data:
Net sales	$681,166	$572,755	$397,839	$510,506	$668,625
Goodwill impairment	$-	$-	$45,040	$5,487	$-
Executive retirement	$-	$-	$-	$2,667	$-
Operating profit (loss)	$48,548	$45,428	$(35,581)	$19,898	$65,959
Income (loss) before income taxes	$48,256	$45,210	$(36,370)	$19,021	$63,344
Provision (benefit) for income taxes	$18,197	$17,176	$(12,317)	$7,343	$23,577
Net income (loss)	$30,059	$28,034	$(24,053)	$11,678	$39,767

Net income (loss) per common share:
Basic	$1.35	$1.27	$(1.10)	$0.54	$1.82
Diluted	$1.34	$1.26	$(1.10)	$0.53	$1.80

Financial Data:
Working capital	$85,657	$97,791	$113,744	$84,378	$89,861
Total assets	$351,083	$306,781	$288,065	$311,358	$345,737
Long-term obligations	$21,876	$18,248	$8,243	$9,763	$23,128
Stockholders’ equity	$277,296	$243,459	$244,115	$258,878	$251,536

Dividend Information

On December 28, 2010, the Company paid a special cash dividend of $1.50 per share to holders of record of its Common Stock on December 20, 2010. The Company had not previously paid a cash dividend, and did not pay any dividend in 2011. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy is not subject to restrictions in its financing agreements.

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

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At December 31, 2011, the Company operated 31 plants in 11 states.

The RV Segment, which accounted for 84 percent of consolidated net sales for 2011 and 83 percent for 2010, manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and lifting systems	● Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket, and manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 90 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry in 2011.

The MH Segment, which accounted for 16 percent of consolidated net sales for 2011 and 17 percent for 2010, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Because of the seasonality of the RV and manufactured housing industries, historically, the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories, and volatile economic conditions, future seasonal industry trends may be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2011, the Company’s primary RV markets, increased 7 percent to 212,900 units compared to 2010, as a result of:

•	Increased retail demand in 2011 of 11,400 units, or 6 percent, as compared to 2010.

•	RV dealers increasing inventory levels by 15,500 units in 2011, primarily in the fourth quarter of 2011, in anticipation of strong retail demand in the upcoming 2012 Spring selling season.

During the third week of September 2011, many major RV manufacturers held an Open House event in Elkhart, Indiana, attracting an estimated 3,500 participants from dealerships throughout the country. The purpose of the event was for manufacturers to display new products and take orders for delivery in the typically slow winter months. In addition, a few RV manufacturers announced special dealer financing promotions for RV deliveries during the Fall of 2011 which many dealers took advantage of, thus possibly accelerating orders. Following the Open House, between October and December 2011, industry-wide wholesale shipments of travel trailers and fifth-wheel RVs increased 16 percent, compared to the same period of 2010.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, it believes the underlying health of the RV industry is determined by retail demand. Retail sales in 2011 increased despite high gas prices, negative news regarding domestic and international economic conditions, and volatile consumer confidence.

A comparison of the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailer and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting increase or (decrease) in dealer inventories, for both the United States and Canada, is as follows:

	Wholesale	Retail	Unit Impact on
	Change	Change	Dealer Inventories
Year ended December 31, 2011	7%	6%	15,500
Year ended December 31, 2010	44%	13%	13,200
Year ended December 31, 2009	(25%)	(27%)	(26,000)

The RVIA has projected a 6 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2012, to 226,200 units. Such growth likely depends on increased retail demand. Although future retail demand is still uncertain, reports of increased traffic and sales at consumer RV shows over the first few months of 2012 and improving consumer confidence over the past several months are encouraging signs for the RV industry. Retail sales in the traditionally strong Spring selling season will be a key indicator of consumer demand for RVs in 2012.

Further, industry-wide retail sales, and therefore production levels of RVs will depend to a significant extent on the course of the economy. Although forecasts for U.S. economic growth in 2012 have been mixed, the Company remains confident in its ability to exceed industry growth rates, through new products, market share gains, acquisitions and ongoing investment in customer service.

In the long-term, the Company expects RV industry sales to be aided by positive demographics, and the continued popularity of the “RV Lifestyle”. Every day, 11,000 Americans turn 50, according to U.S. Census figures, and one in ten vehicle-owning households between 50 and 64 own at least one RV.

Further, the RVIA has a generic advertising campaign promoting the “RV lifestyle”. The current campaign is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, also appear to motivate consumer demand for RVs. RVIA studies indicate that RV vacations cost significantly less than other forms of vacation.

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

The Institute for Building Technology and Safety (“IBTS”) reported that industry-wide wholesale shipments of manufactured homes were 23,200 units in the first 6 months of 2011, a decline of 12 percent from the comparable period of 2010. Industry-wide wholesale shipments of manufactured homes during the first six months of 2010 were positively impacted by a Federal tax credit for first time home buyers, the benefits of which expired in the first half of 2010. In the second half of 2011, there were 28,500 industry-wide wholesale shipments of manufactured homes, an increase of 20 percent compared to the same period of 2010. The manufactured housing industry benefitted from approximately 2,000 homes produced for the Federal Emergency Management Agency (“FEMA”) during 2011.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. During 2011, multi-section homes were 51 percent of the total manufactured homes produced, down from 59 percent and 63 percent in 2010 and 2009, respectively. During 2011, industry-wide shipments of single-section homes increased 24 percent, while multi-section homes declined 11 percent, both compared to 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable multi-section manufactured home as many had done historically.

RESULTS OF OPERATIONS

Net sales and operating profit (loss) were as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Net sales:
RV Segment	$570,643	$477,202	$312,535
MH Segment	110,523	95,553	85,304
Total net sales	$681,166	$572,755	$397,839
Operating profit (loss):
RV Segment	$45,715	$44,388	$15,660
MH Segment	11,980	9,590	3,216
Total segment operating profit	57,695	53,978	18,876
Corporate	(7,483)	(7,990)	(6,542)
Goodwill impairment	-	-	(45,040)
Accretion of acquisition earn-outs	(1,886)	(1,582)	(167)
Other non-segment items	222	1,022	(2,708)
Total operating profit (loss)	$48,548	$45,428	$(35,581)

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31,:
	2011	2010	2009
Net sales:
RV Segment	84%	83%	79%
MH Segment	16%	17%	21%
Total net sales	100%	100%	100%
Operating profit:
RV Segment	79%	82%	83%
MH Segment	21%	18%	17%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31,:

	2011	2010	2009
RV Segment	8.0%	9.3%	5.0%
MH Segment	10.8%	10.0%	3.8%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Highlights

▪
Net sales for 2011 reached $681 million, a 19 percent increase over net sales of $573 million in 2010, as both of the Company’s segments achieved greater net sales growth than the industries they serve. Net sales of the Company’s RV Segment increased 20 percent, compared to a 7 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs. The RV Segment represented 84 percent of consolidated net sales in 2011. Net sales of the Company’s MH Segment increased 16 percent, compared to a 3 percent increase in industry-wide production of manufactured homes. The MH Segment represented 16 percent of consolidated net sales in 2011. The Company’s net sales growth outperformed industry-wide wholesale shipments of RVs and manufactured homes during 2011 primarily because the Company increased its average product content per unit produced as a result of acquisitions, market share gains, and the introduction of new products, as well as increased sales of components to other industries, such as buses, modular housing, mobile office units, truck caps, and trailers used to haul boats, livestock, equipment and other cargo. Further, the Company implemented sales price increases in 2011 due to higher raw material costs.

▪
The Company’s net sales for the first two months of 2012 reached approximately $140 million, 37 percent higher than the comparable period of 2011. Excluding the impact of sales price increases and acquisitions, net sales for the first two months of 2012 were up approximately 19 percent.

▪
For 2011, the Company’s net income increased to $30.1 million, or $1.34 per diluted share, compared to net income of $28.0 million, or $1.26 per diluted share in 2010. Net income in 2011 was impacted by higher raw material costs, higher production costs in one product line, and start-up and integration costs related to the five acquisitions completed in 2011, the Company’s new aluminum extrusion operation, and its new RV awning product line.  These costs reduced net income by an aggregate of approximately $7 million. Each of these factors has improved in recent months, and continued improvement is expected over the next few months.

▪
During 2011, the Company completed acquisitions of five businesses, for aggregate cash consideration of $50 million paid at closing, plus contingent earn-outs which could be paid over the next 5 years depending upon the level of sales generated from certain of the acquired products. These acquisitions expanded the Company’s product lines, geographic reach and capabilities, both in its core markets and in adjacent markets, and included:

•
a manufacturer of a full line of upholstered furniture and mattresses primarily for towable RVs in the Northwest U.S. market, with annual sales of approximately $12 million, geographically expanding the Company’s furniture and mattress product line,

•	a manufacturer of components for RVs, mobile office units and manufactured homes, with annual sales of approximately $12 million, which expands the Company’s product offerings,

•
a manufacturer of towable RV chassis and slide-out mechanisms with annual sales of more than $40 million. These acquired operations have been consolidated into the Company’s existing facilities, which is expected to minimize fixed costs and improve production efficiencies,

•
a manufacturer of windows for truck caps, horse trailers, and certain types of buses, with annual sales of approximately $22 million. The new markets and customers of this business provide the Company with the opportunity to expand sales of its existing products, and

•	a chassis “stretching” operation, primarily for Class C motorhomes, with annualized sales of $3 million, expanding the Company’s product offerings.

These acquisitions added approximately $40 million in net sales during 2011, and, based on their historical run rates, should add an additional $55 million in net sales in 2012. Further, the Company plans to use its purchasing power and manufacturing capabilities to reduce the cost structure of the acquired operations.

▪
Due to the Company’s new products and market share gains, and after completing an analysis of return on investment, during 2011 the Company started an aluminum extrusion operation, and in January 2012 began full-time production. During 2011, the Company expended approximately $11 million in capital expenditures for this project, with an additional $3 million expected in 2012. The Company expects that this investment will not only lower the cost of aluminum extrusions for internal use, but will also enable the Company to competitively market extruded aluminum products for RVs and in other markets.

▪	The Company introduced several new product lines in 2011, including an RV awning product line, which has a market potential in excess of $100 million.

▪
The Company continued to grow outside its core towable RV and manufactured housing markets in 2011, with aggregate net sales of components for adjacent industries increasing 75 percent, to $45 million. Further, in 2011, the Company established two dedicated sales teams, one to focus on adjacent markets, and the other on RV and manufactured housing after-market opportunities, which are expected to lead to further growth in these markets.

As the Company enters the aftermarket and adjacent markets, it expects its incremental margin in these markets to initially be lower than the 20 percent target, due to fixed costs, start-up costs and competition. However, over the long term the Company expects margins to be similar to historical margins.

▪
After investing over $50 million for five acquisitions, and $24 million in capital expenditures in 2011, the Company was debt-free at the end of the year, and had $7 million in cash, along with significant borrowing capacity. The Company remains well-positioned to continue to take advantage of investment opportunities to further improve our results.

RV Segment

Net sales of the RV Segment in 2011 increased 20 percent, or $93 million, compared to 2010. Net sales of components were to the following markets (in thousands):

	2011	2010	Change
RV OEMs:
Travel Trailers and Fifth-Wheels	$510,560	$431,878	18%
Motorhomes	17,092	17,385	(2%)
RV Aftermarket	11,330	12,164	(7%)
Other	31,661	15,775	101%
Total RV Segment Net Sales	$570,643	$477,202	20%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2011	2010	Change
Travel Trailer and Fifth-Wheel RVs	212,900	199,200	7%
Motorhomes	24,800	25,200	(2%)

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs outperformed the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the five acquisitions completed in 2011 and market share gains which added $28 million and $12 million, respectively, in net sales in 2011. Further, the Company implemented sales price increases of $9 million in 2011.

The Company’s net sales of components for motorhomes declined 2 percent, consistent with the decrease in industry-wide wholesale shipments of motorhomes. Excluding the impact of acquisitions, which added $2 million in net sales during 2011, the Company’s net sales of components for motorhomes declined 15 percent, primarily because of the loss of market share by certain of the Company’s motorhome customers. However, in the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration. As a result, after declining during 2010 and the first half of 2011, the Company’s content per motorhome has increased for the past two quarters.

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains of $9 million and acquisitions which added $7 million in net sales during 2011. The Company believes there are significant opportunities in these adjacent markets. One of the acquisitions completed during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team added earlier in 2011, are expected to accelerate the Company’s growth in these adjacent markets.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to RV original equipment manufacturers (“OEMs”) for the different types of RVs produced for the year ended December 31, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

	2011	2010	Change

Content per Travel Trailer and Fifth-Wheel RV	$2,398	$2,168	11%
Content per Motorhome	$689	$690	0%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.

Operating profit of the RV Segment was $45.7 million in 2011, an improvement of $1.3 million compared to 2010. This increase in RV Segment operating profit was less than the Company’s target 20 percent incremental margin for established products.

The operating margin of the RV Segment in 2011 was negatively impacted by:

•
Higher raw material costs. Raw material costs, in particular steel and aluminum, increased monthly during the first half of 2011, negatively impacting the operating results as the sales price increases implemented did not fully offset the peak raw material costs. Beginning in mid-2011, raw material costs declined, although not to the levels at the end of 2010. However, over the past few months raw material costs have continued to fluctuate.

•
Start-up and integration costs associated with the acquisitions completed in 2011, as well as the new aluminum extrusion operation and the new RV awning product line. The Company has made noticeable progress in these areas, and expects continued improvements over the next few months.

•	Higher than usual production costs for one product line, in part related to increased demand. The Company has taken corrective action to improve these production costs over the next couple quarters.

•
An increase in annualized fixed costs of approximately $3 million, which have been added over the past year to expand the sales force, expand capacity and meet the increase in sales demand, plus additional depreciation and amortization due to recent acquisitions and capital expenditures.

Partially offset by:

•	Lower overtime due to improved labor efficiencies in certain operations.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $93 million larger sales base.

At December 31, 2011, other intangible assets included $2.7 million related to the Company’s marine and leisure operation, which sells trailers primarily for hauling small and medium-sized boats and related axles. Over the last several years, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout this period, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A further downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets.

MH Segment

Net sales of the MH Segment for 2011 increased 16 percent, or $15 million, from 2010. Net sales of components were to the following markets (in thousands):

	2011	2010	Change
Manufactured Housing OEMs	$80,979	$68,718	18%
Manufactured Housing Aftermarket	16,184	16,895	(4%)
Other	13,360	9,940	34%
Total MH Segment Net Sales	$110,523	$95,553	16%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2011	2010	Change
Total Homes Produced	51,600	50,000	3%
Total Floors Produced	78,500	80,600	(3%)

The Company’s net sales growth in components for new manufactured homes exceeded the increase in industry-wide wholesale shipments, primarily due to market share gains and the acquisitions completed in 2011 which added $6 million and $1 million, respectively, in net sales in 2011. Further, the Company implemented sales price increases of $3 million in 2011. While industry-wide shipments of manufactured homes in 2011 increased 3 percent compared to 2010, industry-wide shipments of larger, multi-section homes, in which the Company has more content, declined 11 percent, while smaller single-section homes increased 24 percent.

Net sales to adjacent industries increased due to market share gains of $2 million and acquisitions completed in 2011 which added $1 million in net sales during 2011. The Company believes there are significant opportunities in these adjacent markets, as well as in the manufactured housing aftermarket, and expects growth to accelerate due to the increased focus provided by the Company’s new sales teams added in 2011.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2011	2010	Change
Content per Home Produced	$1,569	$1,373	14%
Content per Floor Produced	$1,031	$853	21%

Operating profit of the MH Segment was $12.0 million in 2011, an increase of $2.4 million compared to 2010, primarily due to the $15 million increase in net sales. This increase in MH Segment operating profit was 16 percent of the increase in net sales, less than the Company’s target 20 percent incremental margin for established products.

The operating margin of the MH Segment in 2011 was negatively impacted by:

•
Higher raw material costs. Raw material costs, in particular steel and aluminum, increased monthly during the first half of 2011, negatively impacting the operating results as the sales price increases implemented did not fully offset the peak raw material costs. Beginning in mid-2011, raw material costs declined, although not to the levels at the end of 2010. However, over the past few months raw material costs have continued to fluctuate.

Partially offset by:

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $15 million larger sales base.

•	Improved operating efficiencies.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Highlights

▪
Net sales for the year ended December 31, 2010 reached $573 million, a 44 percent increase over net sales of $398 million in 2009, as both of the Company’s segments achieved greater growth than the industries they serve. Net sales of the Company’s RV Segment increased 53 percent, compared to a 44 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs. The RV Segment represented 83 percent of consolidated net sales in 2010. Net sales of the Company’s Manufactured Housing Segment increased 12 percent, compared to a 1 percent increase in industry-wide production of manufactured homes. The MH Segment represented 17 percent of consolidated net sales in 2010.

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

▪
Raw material costs as a percent of net sales have been volatile between quarters for the past two years. After increasing as much as 50 percent during the first part of 2010, raw material costs, in particular steel, aluminum and ABS resin prices, began to level off in the latter part of the second quarter of 2010. During the third quarter of 2010, steel prices generally remained constant, however, the cost of aluminum and certain other raw materials increased. Further, in November 2010, raw material costs, in particular steel, began to increase.

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

RV Segment

Net sales of the RV Segment in 2010 increased 53 percent, or $165 million, compared to 2009. Net sales of components were to the following markets (in thousands):

	2010	2009	Change
RV OEMs:
Travel Trailers and Fifth-Wheels	$431,878	$277,971	55%
Motorhomes	17,385	11,195	55%
RV Aftermarket	12,164	9,164	33%
Other	15,775	14,205	11%
Total RV Segment Net Sales	$477,202	$312,535	53%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2010	2009	Change
Travel Trailer and Fifth-Wheel RVs	199,200	138,300	44%
Motorhomes	25,200	13,200	91%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs outperformed the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs largely due to the Company’s market share gains and new product introductions.

The Company’s net sales of components for motorhomes in 2010 increased 55 percent, compared to 2009. This was less than the 91 percent increase in industry-wide wholesale production of motorhomes because of the loss of market share by the Company’s motorhome customers.

The Company’s net sales of replacement parts in the aftermarket for existing RVs and to adjacent industries increased 33 percent and 11 percent, respectively, as the Company increased its efforts to gain market share.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to RV OEMs for the different types of RVs produced for the year ended December 31, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

	2010	2009	Change
Content per Travel Trailer and Fifth-Wheel RV	$2,168	$2,010	8%
Content per Motorhome	$690	$848	(19%)

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to other industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.

Operating profit of the RV Segment was $44.4 million in 2010, an improvement of $28.7 million compared to 2009, largely due to the $165 million increase in net sales. The Company incurred $5.3 million of “extra” expenses in 2009 related to plant closings and start-ups, staff reductions and relocations, increased bad debts, equipment write-downs, and obsolete inventory and tooling, largely due to the unprecedented conditions in the RV industry at that time. Excluding these “extra” expenses in 2009, the Company’s RV Segment operating profit increased $23.4 million from last year. This adjusted increase in RV Segment operating profit was 14 percent of the increase in net sales, less than the Company’s target 20 percent incremental margin for established products.

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

MH Segment

Net sales of the MH Segment for 2010 increased 12 percent, or $10 million, from 2009. Net sales of components were to the following markets (in thousands):

	2010	2009	Change
Manufactured Housing OEMs	$68,718	$66,274	4%
Manufactured Housing Aftermarket	16,895	12,703	33%
Other	9,940	6,327	57%
Total MH Segment Net Sales	$95,553	$85,304	12%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2010	2009	Change
Total Homes Produced	50,000	49,700	1%
Total Floors Produced	80,600	81,900	(2%)

The Company’s net sales growth in components for new manufactured homes outperformed the increase in industry-wide wholesale shipments, largely as a result of new products and market share gains. While industry-wide shipments of manufactured homes in 2010 increased 1 percent compared to 2009, industry-wide shipments of larger, multi-section homes, in which the Company has more content, declined 5 percent, while smaller single-section homes increased 10 percent.

The Company’s net sales of replacement parts in the aftermarket for existing manufactured homes and to adjacent industries increased 33 percent and 57 percent, respectively, as the Company increased its efforts to gain market share.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the years ended December 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2010	2009	Change
Content per Home Produced	$1,373	$1,333	3%
Content per Floor Produced	$853	$809	5%

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

Corporate

Corporate expenses for 2011 decreased $0.5 million compared to 2010, due primarily to a decrease in performance-based incentive compensation.

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

Accretion of Acquisition Related Earn-outs

In connection with certain of the acquisitions completed over the last few years, the Company is required to record an expense, or accretion, equivalent to interest on the recorded liability for future earn-out payments. Accretion expense is estimated to be approximately $2 million in 2012.

Other Non-Segment Items

Other non-segment items included the following for the years ended December 31, (in thousands):

	2011	2010	2009
Selling, general and administrative expenses:
Net gain (loss) on sale or write-down to fair value of vacant facilities	$123	$(491)	$(3,260)
Net gain on insurance claim	-	859	-
Earn-outs fair value adjustments (1)	121	1,173	-
Incentive compensation impact of other non-segment items	(54)	(75)	575
Other expenses, net	(47)	(523)	(261)
Other income from the collection of a previously reserved note	79	79	238
Total other non-segment items	$222	$1,022	$(2,708)

(1)
In connection with certain of the acquisitions completed over the last few years, the Company is required to re-evaluate the fair value of the liability for estimated earn-out payments based upon the projected timing and extent of future sales, as well as the weighted average cost of capital. Depending upon the weighted average cost of capital and future sales of the products which are subject to earn-outs, the Company could record adjustments in future periods.

Provision for Income Taxes

The effective tax rate for 2011 was 37.7 percent, lower than the 38.0 percent in 2010, primarily as a result of higher federal and state tax credits. The annual effective tax rate for 2012 is expected to be approximately 38 percent.

The effective tax rate for 2010 was 38.0 percent, benefiting from a higher Federal domestic manufacturing credit, as compared to 38.5 percent for 2009, excluding the impact of the goodwill impairment charge. The effective tax rate for 2009, including the impact of the goodwill impairment charge was 33.9 percent.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009, and with respect to Level 3 fair value measurements was effective for interim and annual periods beginning after December 15, 2010. The adoption of the guidance had no significant impact on the Company’s financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31, (in thousands):

	2011	2010	2009
Net cash flows provided by operating activities	$36,831	$42,063	$63,256
Net cash flows used for investing activities	(69,124)	(22,548)	(16,445)
Net cash flows used for financing activities	(3)	(33,000)	(3,138)
Net (decrease) increase in cash	$(32,296)	$(13,485)	$43,673

Cash Flows from Operations

Net cash flows from operating activities in 2011 were $5.2 million less than 2010, despite a $2.0 million increase in net income. This decline was primarily a result of:

•	A $7.0 million smaller increase in accounts payable, accrued expenses and other liabilities in 2011, compared to 2010, largely due to the timing of payments for inventory.

•
A $4.7 million larger increase in accounts receivable in 2011, compared to 2010, due primarily to 28 percent higher net sales in the month of December 2011 as compared to December 2010.  Accounts receivable balances remain current, with only 17 days sales outstanding at December 31, 2011.

•
A $3.0 million larger increase in inventories in 2011, compared to 2010, due to both higher raw material costs and increased inventory quantities. The increased inventory quantities were primarily to support the 31 percent increase in January 2012 net sales as compared to January 2011. However, based on current RV and manufactured housing industry demand, the Company believes the present inventory levels can be reduced relative to sales, and the Company is working to improve inventory turns on a sustainable basis. Inventory turnover for the year ended December 31, 2011 was 6.2 turns, a slight improvement from the 6.0 turns for the twelve months ended September 30, 2011, but lower than the 6.5 turns for the year ended December 31, 2010.

Partially offset by:

•	A $3.4 million increase in depreciation and amortization, primarily due to capital expenditures and acquisitions.

During the first few months of 2012, the Company expects to use $10 million to $20 million of cash to fund seasonal working capital growth, which is typical.

In September 2011, the Company entered into derivative instruments for 3 million pounds of aluminum to manage a portion of the exposure to movements associated with aluminum costs in 2012, representing approximately 10 percent of the Company’s anticipated aluminum purchases in 2012. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments will be settled on a monthly basis throughout 2012.

Depreciation and amortization was $20.5 million in 2011, and is expected to aggregate $23 million in 2012. Non-cash stock-based compensation in 2011 was $5.7 million, including $1.1 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2010 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $6 million for 2012.

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

Cash Flows from Investing Activities

Cash flows used for investing activities of $69.1 million in 2011 included $50.3 million for acquisitions of businesses, as follows:

•
On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style had annual sales of approximately $12 million comprised primarily of a full line of upholstered furniture and mattresses primarily for towable RVs in the Northwest U.S. market. The purchase price was $7.3 million paid at closing, plus contingent consideration based on future sales of existing products in specific geographic regions.

•
On July 19, 2011, the Company acquired certain assets and business of M-Tec Corporation. The acquired business had annual sales of approximately $12 million comprised primarily of components for RVs, mobile office units and manufactured homes. The purchase price was $6.0 million paid at closing, plus contingent consideration based on future sales of existing products.

•
On August 22, 2011, the Company acquired from EA Technologies, LLC the business and certain assets of the towable RV chassis and slide-out mechanism operation previously owned by Dexter Chassis Group. The acquired business had annual sales of more than $40 million. The purchase price was $13.5 million paid at closing.

•
On August 29, 2011, the Company acquired the business and assets of Starquest Products, LLC and its affiliated company. Starquest had annual sales of approximately $22 million, comprised primarily of windows for truck caps, which are fiberglass enclosures that fit over the bed of pick-up trucks, painted to automotive standards and designed to exact truck bed specifications. Starquest also manufactures windows and doors for horse trailers and certain types of buses. The purchase price was $22.6 million paid at closing, plus contingent consideration based on future sales of certain products.

•
On December 1, 2011, the Company acquired the business and certain assets of M&M Fabricators. M&M had annualized sales of approximately $3 million, comprised of chassis modification primarily for producers of transit buses, specialized commercial vehicles, and Class A and Class C motorhome RVs. The purchase price was $1.0 million paid at closing, plus contingent consideration based on future sales of this operation.

Cash flows used for investing activities also included capital expenditures of $24.3 million, including $3 million for four new facilities the Company purchased, three of which the Company had previously been leasing, as well as $11.0 million for the Company’s new aluminum extrusion operation. The Company estimates that the aluminum extrusion operation will require additional capital expenditures of approximately $3 million in 2012.

The Company estimates that capital expenditures will be $17 million in 2012, including the $3 million remaining for the aluminum extrusion operation. The 2012 capital expenditures are expected to be funded by cash flows from operations. Additional capital expenditures may be required in 2012 depending on the extent of sales growth, and other initiatives by the Company.

At December 31, 2011, the Company was attempting to sell six owned facilities with an aggregate carrying value of $10.0 million, which are not being used in production. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.5 million, for one to five year terms, for a combined rental income of $0.1 million per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value.

The 2011 acquisitions and capital expenditures were funded from available cash and the maturity of U.S. Treasury Bills classified as short-term investments, plus borrowings from time to time under the Company’s $50 million line of credit.

On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the next three years.

Cash flows used for investing activities of $22.5 million in 2010 included $21.9 million for acquisitions of businesses as follows:

•
On February 18, 2010, the Company acquired the patent-pending design for a six-point leveling system for fifth-wheel RVs. The purchase price was $1.4 million paid at closing, plus an earn-out depending on future unit sales of the leveling system in excess of pre-established hurdles over the next six years.

•
On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included certain products, one of which a patent has been issued, and several of which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. The purchase price was $20.0 million paid at closing, plus earn-outs depending on future unit sales of these products in excess of pre-established hurdles over approximately the next five years.

Further, during 2010, the Company invested $10.1 million for capital expenditures, purchased $21.0 million of U.S. Treasury Bills classified as short-term investments, and received $29.0 million from the maturity of U.S. Treasury Bills classified as short-term investments.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities for 2011.

At December 31, 2011 the Company had no outstanding debt and $6.6 million of cash. However, as a result of the Company investing $74.6 million in acquisitions and capital expenditures in 2011, the Company had to borrow from time to time under its line of credit, with such borrowings reaching a high of $19.2 million during 2011. Due to the seasonal nature of the business, the Company expects to borrow from time to time during 2012.

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

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay earn-outs to the sellers. The Company has recorded a $14.6 million liability for the aggregate fair value of these expected earn-out payments at December 31, 2011. During 2011, the Company paid $0.4 million related to these earn-outs. For further information see Note 12 of the Notes to Consolidated Financial Statements.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2011 and 2010), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2011 and 2010) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At December 31, 2011, the Company had $3.6 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $46.4 million at December 31, 2011.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending and increasing the Company’s previous $125.0 million “shelf-loan” facility with Prudential. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At December 31, 2011 there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $188.8 million at December 31, 2011. The Company believes this availability, together with the $6.6 million in cash at December 31, 2011, is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for 2012.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2011 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2011, the Company was in compliance with all such requirements, and expects to remain in compliance during 2012.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 501,279 shares were repurchased prior to 2011 at an average price of $18.65 per share, or $9.3 million in total. During 2011, an additional 33,856 shares were repurchased at an average cost of $18.44 per share, or $0.6 million. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

Future minimum commitments relating to the Company's contractual obligations at December 31, 2011 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Operating leases	$10,598	$4,430	$3,579	$1,171	$1,418	$-
Employment contracts (a)	4,563	2,528	1,809	226	-	-
Deferred compensation (b)	4,469	-	-	1,704	1,770	995
Royalty agreements and earn-out payments (c)	20,222	1,636	11,535	4,563	2,488	-
Purchase obligations (d)	92,296	89,762	2,156	378	-	-
Taxes (e)	2,834	2,834	-	-	-	-
Derivative instruments	436	436	-	-	-	-
Total	$135,418	$101,626	$19,079	$8,042	$5,676	$995

(a)	This includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.

(b)
This includes amounts payable under deferred compensation arrangements. The Other column represents the liability for deferred compensation for employees that have elected to receive payment upon separation from service from the Company.

(c)
These amounts are comprised of estimated future earn-out payments for which a liability has been recorded, in connection with acquisitions over the past few years. Excluded from these amounts, because the future payments are not ascertainable, is a license agreement that provides for the Company to pay a royalty of 1 percent of sales of certain slide-out systems, the remaining aggregate of which cannot exceed $3.9 million. The Company paid $0.2 million in 2011 under this license agreement for sales of these slide-out systems.

(d)
These contractual obligations are primarily comprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

(e)	Represents unrecognized tax benefits, as well as related interest and penalties.

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

Income Taxes

The Company's tax provision (benefit) is based on pre-tax income (loss), statutory tax rates, federal and state tax credits, and tax planning strategies. Significant management judgment is required in determining the tax provision (benefit) and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief that the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

The Company's accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability, which is reassessed each quarter based upon the Company's forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recognition of a valuation reserve. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

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

Earn-out Payments

In connection with several acquisitions completed in the past few years, in addition to the cash paid at closing, additional amounts could be paid depending upon the level of sales generated from certain of the acquired products. The fair value of the aggregate estimated earn-out payments has been recorded as a liability in the Consolidated Balance Sheets. Each quarter, the Company is required to re-evaluate the fair value of the liability for the estimated earn-out payments for such acquisitions. The fair value of the earn-out payments is estimated using a discounted cash flow model. This model involves the use of estimates and significant judgments that are based on a number of factors including sales of certain products, future business plans, economic projections, weighted average cost of capital, and market data. Actual results may differ from forecasted results.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increase in its labor costs in 2011 related to inflation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2011, the Company had no outstanding borrowings.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. In the third quarter of 2011, the Company entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum costs. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 14 of the Notes to Consolidated Financial Statements for a more detailed discussion of derivative instruments.

The Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases. However, there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such increases will match raw material cost increases.

Additional information required by this item is included under the caption “Inflation” in Item 7 of this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Drew Industries Incorporated:

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
March 14, 2012

Drew Industries Incorporated
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Net sales	$681,166	$572,755	$397,839
Cost of sales	541,445	446,585	319,129
Gross profit	139,721	126,170	78,710
Selling, general and administrative expenses	91,252	80,821	69,489
Goodwill impairment	-	-	45,040
Other (income)	(79)	(79)	(238)
Operating profit (loss)	48,548	45,428	(35,581)
Interest expense, net	292	218	789
Income (loss) before income taxes	48,256	45,210	(36,370)
Provision (benefit) for income taxes	18,197	17,176	(12,317)
Net income (loss)	$30,059	$28,034	$(24,053)

Net income (loss) per common share:
Basic	$1.35	$1.27	$(1.10)
Diluted	$1.34	$1.26	$(1.10)

Weighted average common shares outstanding:
Basic	22,267	22,123	21,807
Diluted	22,444	22,266	21,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except per share amount)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$6,584	$38,880
Short-term investments	-	4,999
Accounts receivable, net	22,620	12,890
Inventories	92,052	69,328
Deferred taxes	10,125	12,142
Prepaid expenses and other current assets	6,187	4,626
Total current assets	137,568	142,865
Fixed assets, net	95,050	79,848
Goodwill	20,499	7,497
Other intangible assets, net	79,059	57,419
Deferred taxes	14,496	15,770
Other assets	4,411	3,382
Total assets	$351,083	$306,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	$15,742	$11,351
Accrued expenses and other current liabilities	36,169	33,723
Total current liabilities	51,911	45,074
Other long-term liabilities	21,876	18,248
Total liabilities	73,787	63,322

Stockholders' equity
Common stock, par value $.01 per share: authorized 30,000 shares; issued 24,826 shares at December 31, 2011 and 24,675 shares at December 31, 2010	248	247
Paid-in capital	84,389	79,986
Retained earnings	222,126	192,067
Stockholders’ equity before treasury stock	306,763	272,300
Treasury stock, at cost, 2,684 shares at December 31, 2011 and 2,651 shares at December 31, 2010	(29,467)	(28,841)
Total stockholders' equity	277,296	243,459
Total liabilities and stockholders' equity	$351,083	$306,781

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$30,059	$28,034	$(24,053)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	20,522	17,087	18,468
Stock-based compensation expense	4,587	4,176	3,494
Deferred taxes	821	(1,438)	(16,685)
Goodwill impairment	-	-	45,040
Other non-cash items	1,570	(613)	2,836
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(5,007)	(341)	(4,628)
Inventories	(14,738)	(11,757)	37,505
Prepaid expenses and other assets	(1,848)	(951)	3,226
Accounts payable, accrued expenses and other liabilities	865	7,866	(1,947)
Net cash flows provided by operating activities	36,831	42,063	63,256

Cash flows from investing activities:
Capital expenditures	(24,317)	(10,148)	(3,107)
Acquisitions of businesses	(50,302)	(21,900)	(1,679)
Proceeds from sales of fixed assets	1,338	1,788	1,367
Purchase of short-term investments	-	(20,985)	(14,992)
Proceeds from maturity of short-term investments	5,000	29,000	2,000
Other investing activities	(843)	(303)	(34)
Net cash flows used for investing activities	(69,124)	(22,548)	(16,445)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	1,188	1,082	5,562
Purchase of treasury stock	(626)	(1,041)	-
Proceeds from line of credit borrowings	130,500	-	5,775
Repayments under line of credit borrowings	(130,500)	-	(14,458)
Payment of special dividend	-	(33,032)	-
Other financing activities	(565)	(9)	(17)
Net cash flows used for financing activities	(3)	(33,000)	(3,138)

Net (decrease) increase in cash	(32,296)	(13,485)	43,673

Cash and cash equivalents at beginning of year	38,880	52,365	8,692
Cash and cash equivalents at end of year	$6,584	$38,880	$52,365

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$284	$311	$499
Income taxes, net of refunds	$18,909	$19,862	$3,290

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2008	$241	$64,954	$221,483	$(27,800)	$258,878
Net (loss)			(24,053)		(24,053)
Issuance of 439,304 shares of common stock pursuant to stock options and deferred stock units	5	5,010			5,015
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		531			531
Stock-based compensation expense		3,494			3,494
Issuance of 34,947 deferred stock units relating to prior year compensation		250			250
Balance - December 31, 2009	246	74,239	197,430	(27,800)	244,115
Net income			28,034		28,034
Issuance of 113,223 shares of common stock pursuant to stock options and deferred stock units	1	1,134			1,135
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		11			11
Stock-based compensation expense		4,176			4,176
Issuance of 2,767 deferred stock units relating to prior year compensation		61			61
Special cash dividend ($1.50 per share)			(33,032)		(33,032)
Dividend equivalents on deferred stock units		365	(365)		-
Purchase of 53,879 shares of treasury stock				(1,041)	(1,041)
Balance - December 31, 2010	247	79,986	192,067	(28,841)	243,459
Net income			30,059		30,059
Issuance of 151,150 shares of common stock pursuant to stock options, deferred stock units and restricted stock	1	996			997
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		216			216
Reversal of deferred tax assets due to expiration of vested stock options		(2,496)			(2,496)
Stock-based compensation expense		4,587			4,587
Issuance of 47,506 deferred stock units relating to prior year compensation		1,100			1,100
Purchase of 33,856 shares of treasury stock				(626)	(626)
Balance - December 31, 2011	$248	$84,389	$222,126	$(29,467)	$277,296

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

The recreational vehicle products segment (the “RV Segment”) accounted for 84 percent of the Company's net sales in 2011, and the manufactured housing products segment (the “MH Segment”) accounted for 16 percent. Approximately 90 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. At December 31, 2011, the Company operated 31 plants in 11 states.

Because of the seasonality of the RV and manufactured housing industries, historically the Company’s operating results in the first and fourth quarters have been the weakest, while the second and third quarters are traditionally stronger. However, because of fluctuations in RV dealer inventories, and volatile economic conditions, future seasonal industry trends may be different than in prior years.

The Company is not aware of any significant events, except as disclosed in the Notes to Consolidated Financial Statements, which occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

Cash and Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. U.S. Treasury Bills are recorded at cost which approximates fair value.

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

Fixed Assets

Fixed assets which are owned are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the properties and equipment. Leasehold improvements and leased equipment are amortized over the shorter of the lives of the leases or the underlying assets. Maintenance and repair costs that do not improve service potential or extend economic life are expensed as incurred; significant improvements are capitalized.

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

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are tested for impairment when changes in circumstances indicate that their carrying value may not be recoverable. A determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Impairment is measured as the excess of the carrying value over the estimated fair value of such assets.

Asset Retirement Obligations

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. The Company records asset retirement obligations on certain of its owned and leased facilities, leased office equipment, and leased machinery and equipment. These liabilities are initially recorded at fair value and are adjusted for changes resulting from revisions to the timing or the amount of the original estimate.

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

Stock-Based Compensation

All stock-based compensation awards are expensed on a straight-line basis over their requisite service period, which is generally the vesting period, based on fair value. The fair value for stock options is determined using the Black-Scholes option-pricing model, while the fair values of deferred stock units and restricted stock are based on the market price of the Company’s Common Stock, all on the date the stock-based awards are granted.

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

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $24.6 million, $20.2 million and $15.4 million in 2011, 2010 and 2009, respectively.

Legal Costs

The Company expenses all legal costs associated with litigation as incurred. Legal expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Fair Value Measurements

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarifies guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for interim or annual periods beginning after December 15, 2009, and with respect to Level 3 fair value measurements was effective for interim and annual periods beginning after December 15, 2010. The adoption of the guidance had no significant impact on the Company’s financial statements.

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

The RV Segment, which accounted for 84 percent, 83 percent and 79 percent of consolidated net sales for 2011, 2010 and 2009, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket, and manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 90 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 16 percent, 17 percent and 21 percent of consolidated net sales for 2011, 2010 and 2009, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, corporate expenses, goodwill impairment, accretion, other non-segment items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in the Notes to Consolidated Financial Statements.

 Information relating to segments follows for the years ended December 31, (in thousands):

	Segments			Corporate	Goodwill
	RV	MH	Total	and Other	Impairment	Total
2011
Net sales from external customers(a)	$570,643	$110,523	$681,166	$-	$-	$681,166
Operating profit (loss)(b)(e)	$45,715	$11,980	$57,695	$(9,147)	$-	$48,548
Total assets(c)	$265,768	$43,364	$309,132	$41,951	$-	$351,083
Expenditures for long-lived assets(d)	$66,931	$3,378	$70,309	$103	$-	$70,412
Depreciation and amortization	$17,593	$2,834	$20,427	$95	$-	$20,522
2010
Net sales from external customers(a)	$477,202	$95,553	$572,755	$-	$-	$572,755
Operating profit (loss)(b)(e)	$44,388	$9,590	$53,978	$(8,550)	$-	$45,428
Total assets(c)	$186,497	$40,366	$226,863	$79,918	$-	$306,781
Expenditures for long-lived assets(d)	$41,759	$1,016	$42,775	$34	$-	$42,809
Depreciation and amortization	$13,820	$3,093	$16,913	$174	$-	$17,087

2009
Net sales from external customers(a)	$312,535	$85,304	$397,839	$-	$-	$397,839
Operating profit (loss)(b)(e)	$15,660	$3,216	$18,876	$(9,417)	$(45,040)	$(35,581)
Total assets(c)	$144,031	$45,535	$189,566	$98,499	$-	$288,065
Expenditures for long-lived assets(d)	$5,140	$865	$6,005	$110	$-	$6,115
Depreciation and amortization	$14,332	$3,940	$18,272	$196	$-	$18,468

(a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 36 percent, 41 percent and 38 percent of the Company’s consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 27 percent, 26 percent and 26 percent of the Company’s consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively. No other customer accounted for more than 10 percent of consolidated net sales for the years ended December 31, 2011, 2010 and 2009.

(b)	Certain general and administrative expenses of Lippert and Kinro are allocated between the segments based upon net sales or operating profit, depending upon the nature of the expense.

(c)
Segment assets include accounts receivable, inventories, fixed assets, goodwill and other intangible assets. Corporate and other assets include cash and cash equivalents, short-term investments, prepaid expenses and other current assets, deferred taxes, and other assets.

(d)
Segment expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $45.2 million, $32.6 million and $2.9 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2011, 2010 and 2009, respectively.

(e)	Corporate and Other was comprised of the following for the years ended December 31, (in thousands):

	2011	2010	2009
Corporate expenses	$(7,483)	$(7,990)	$(6,542)
Accretion of acquisition related earn-outs	(1,886)	(1,582)	(167)
Other non-segment items	222	1,022	(2,708)
Total Corporate and Other	$(9,147)	$(8,550)	$(9,417)

Net sales by product were as follows for the years ended December 31, (in thousands):

	2011	2010	2009
RV Segment:
Chassis, chassis parts and slide-out mechanisms	$316,580	$261,811	$178,563
Windows, doors and screens	126,130	112,679	64,684
Furniture and mattresses	67,088	49,017	30,290
Axles and suspension solutions	43,669	38,420	26,343
Specialty trailers	4,544	4,498	6,810
Other	12,632	10,777	5,845
Total RV Segment net sales	$570,643	$477,202	$312,535

MH Segment:
Windows, doors and screens	$58,377	$57,154	$46,961
Chassis and chassis parts	38,754	25,070	24,892
Thermoformed bath and kitchen products	12,317	13,079	12,636
Axles and tires	1,075	250	815
Total MH Segment net sales	$110,523	$95,553	$85,304

Consolidated net sales	$681,166	$572,755	$397,839

The composition of net sales was as follows for the years ended December 31, (in thousands):

	2011	2010	2009
RV Segment:
RV Original Equipment Manufacturers:
Travel Trailers and Fifth-Wheels	$510,560	$431,878	$277,971
Motorhomes	17,092	17,385	11,195
RV Aftermarket	11,330	12,164	9,164
Other	31,661	15,775	14,205
Total RV Segment net sales	$570,643	$477,202	$312,535

MH Segment:
MH Original Equipment Manufacturers	$80,979	$68,718	$66,274
MH Aftermarket	16,184	16,895	12,703
Other	13,360	9,940	6,327
Total MH Segment net sales	$110,523	$95,553	$85,304

Consolidated net sales	$681,166	$572,755	$397,839

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Recently Announced Acquisition

Euramax International Incorporated

On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the next three years.

Acquisitions in 2011

The five acquisitions completed in 2011 added approximately $40 million in net sales subsequent to their respective acquisition dates. Assuming that each of the acquisitions completed in 2011 had been completed at the beginning of 2011, net sales for 2011 would have been $55 million higher.

M&M Fabricators

On December 1, 2011, the Company acquired the business and certain assets of M&M Fabricators. M&M had annualized sales of approximately $3 million, comprised of chassis modification primarily for producers of transit buses, specialized commercial vehicles, and Class A and Class C motorhome RVs. The purchase price was $1.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$961
Contingent consideration	450
Total fair value of consideration given	$1,411

Customer relationships	$330
Net tangible assets	820
Total fair value of net assets acquired	$1,150

Goodwill (tax deductible)	$261

The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and purchasing power with respect to these product lines.

Starquest Products, LLC

On August 29, 2011, the Company acquired the business and assets of Starquest Products, LLC and its affiliated company. Starquest had annual sales of approximately $22 million, comprised primarily of windows for truck caps, which are fiberglass enclosures that fit over the bed of pick-up trucks, painted to automotive standards and designed to exact truck bed specifications. Starquest also manufactures windows and doors for horse trailers and certain types of buses. The purchase price was $22.6 million paid at closing, plus contingent consideration based on future sales of certain products. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$22,600
Contingent consideration	40
Total fair value of consideration given	$22,640

Customer relationships	$12,540
Other identifiable intangible assets	1,884
Net tangible assets	2,871
Total fair value of net assets acquired	$17,295

Goodwill (tax deductible)	$5,345

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and purchasing power with respect to these product lines.

EA Technologies, LLC

On August 22, 2011, the Company acquired from EA Technologies, LLC the business and certain assets of the towable RV chassis and slide-out mechanism operation previously owned by Dexter Chassis Group. The acquired business had annual sales of more than $40 million. The purchase price was $13.5 million paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$13,500

Customer relationships	$6,960
Net tangible assets	2,339
Total fair value of net assets acquired	$9,299

Goodwill (tax deductible)	$4,201

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines.

M-Tec Corporation

On July 19, 2011, the Company acquired certain assets and business of M-Tec Corporation. The acquired business had annual sales of approximately $12 million comprised primarily of components for RVs, mobile office units and manufactured homes. The purchase price was $6.0 million paid at closing, plus contingent consideration based on future sales of existing products. The results of the acquired business have been included in either the Company’s RV or MH Segments, as appropriate, and in the Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$5,990
Contingent consideration	450
Total fair value of consideration given	$6,440

Customer relationships	$2,310
Other identifiable intangible assets	315
Net tangible assets	1,723
Total fair value of net assets acquired	$4,348

Goodwill (tax deductible)	$2,092

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing manufacturing expertise and purchasing power with respect to these product lines.

Home-Style Industries

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, and its affiliated companies. Home-Style had annual sales of approximately $12 million comprised primarily of a full line of upholstered furniture and mattresses primarily for towable RVs in the Northwest U.S. market. The purchase price was $7.3 million paid at closing, plus contingent consideration based on future sales of existing products in specific geographic regions. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$7,250
Contingent consideration	150
Total fair value of consideration given	$7,400

Customer relationships	$3,350
Other identifiable intangible assets	365
Net tangible assets	2,582
Total fair value of net assets acquired	$6,297

Goodwill (tax deductible)	$1,103

The customer relationships intangible asset is being amortized over its estimated useful life of 12 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and purchasing power with respect to these product lines.

Acquisitions in 2010

Chassis Modification and Suspension Enhancement

On August 30, 2010, the Company acquired the operating assets of Sellers Mfg., Inc., which modifies chassis primarily for producers of Class A and Class C motorhome RVs, transit buses, and specialized commercial trucks. In addition, Sellers manufactures the patented E-Z CruiseTM, a suspension enhancement system for transit buses and Class C motorhomes, which improves the vehicle’s ride performance. Sellers had annualized sales of less than $1 million. The purchase price was $0.5 million paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Operations since the acquisition date.

Wall Slide and Other RV Products

On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included certain products, one of which a patent has been issued, and several of which patents are pending, consisting of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. Schwintek had annualized sales of approximately $5 million. The purchase price was $20.0 million paid at closing, plus contingent consideration based on future unit sales of the acquired products. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$20,000
Contingent consideration	9,929
Total fair value of consideration given	$29,929

Patents	$16,840
In-process research and development	4,457
Other identifiable intangible assets	1,603
Net tangible assets	410
Total fair value of net assets acquired	$23,310

Goodwill (tax deductible)	$6,619

The patents are being amortized over their estimated useful life of 13 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates an increase in the markets for the acquired products, market share growth in both existing and new markets, as well as attainment of synergies.

Level-UpTM System

On February 18, 2010, the Company acquired the patent-pending design for Level-UpTM, a six-point leveling system for fifth-wheel RVs. Level-UpTM had annualized sales of approximately $1 million. The purchase price was $1.4 million paid at closing, plus contingent consideration based on future unit sales of the Level-UpTM. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Operations since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$1,400
Contingent consideration	404
Total fair value of consideration given	$1,804

Patents	$1,157
Other identifiable intangible assets	180
Total fair value of assets acquired	$1,337

Goodwill (tax deductible)	$467

The patents are being amortized over their estimated useful life of 13 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates an increase in the markets for the acquired product.

Acquisitions in 2009

Front Entry Doors for Manufactured Homes

On September 29, 2009, Kinro acquired certain inventory and equipment used for the production of front entry doors for manufactured homes. The purchase price was $0.9 million paid at closing. The results of the acquired business have been included in the Company’s MH Segment and in the Consolidated Statements of Operations since the acquisition date.

Slide-out Storage Box for Pick-up Trucks

On September 11, 2009, Lippert acquired the patent-pending design for a tool box containing a slide-out storage tray. This newly-designed product, used in pick-up trucks, tow trucks and other mobile service vehicles, is being produced at the Company’s existing manufacturing plants. The purchase price was $0.4 million paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Operations since the acquisition date.

QuickBiteTM

On May 15, 2009, the Company acquired the patents for the QuickBiteTM coupler, and other intellectual properties and assets. The minimum aggregate purchase price was $0.5 million, of which $0.3 million was paid at closing and the balance was paid on May 15, 2010, plus contingent consideration based on future units sold. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Operations since the acquisition date.

In 2009, the aggregate consideration for the acquisitions of the QuickBiteTM coupler, slide-out storage box for pick-up trucks, and front entry doors for manufactured homes was recorded as follows (in thousands):

Net tangible assets	$1,370
Intangible assets	1,780
3,150
Less: Contingent consideration	(1,204)
Less: Other	(267)
Total cash consideration	$1,679

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total
Accumulated cost	$9,251	$40,349	$49,600
Accumulated impairment	-	(5,487)	(5,487)
Net balance - December 31, 2008	9,251	34,862	44,113
Acquisitions - 2009	-	927	927
Impairment	(9,251)	(35,789)	(45,040)
Net balance - December 31, 2009	-	-	-
Acquisitions - 2010	-	7,497	7,497
Net balance - December 31, 2010	-	7,497	7,497
Acquisitions - 2011	774	12,228	13,002
Net balance - December 31, 2011	$774	$19,725	$20,499

Accumulated cost	$10,025	$61,001	$71,026
Accumulated impairment	(9,251)	(41,276)	(50,527)
Net balance - December 31, 2011	$774	$19,725	$20,499

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2011. Based on the comparison of the carrying values to the estimated fair values, the value of the Company’s reporting units significantly exceeded their carrying value, and the Company concluded that no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2012, or sooner if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

During the first quarter of 2009, because the Company’s stock price on the New York Stock Exchange was below its book value, and due to the continued declines in industry-wide wholesale shipments of RVs and manufactured homes, the Company conducted an impairment analysis of the goodwill of each of its reporting units, resulting in the impairment and non-cash write-off of $45.0 million of goodwill. This impairment analysis of goodwill was completed during the first quarter of 2009 using Level 3 fair value inputs.

The fair value of each reporting unit was estimated with a discounted cash flow model utilizing internal forecasts and observable market data, to the extent available, to estimate future cash flows. The forecast included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for each reporting unit.

At March 31, 2009 the discount rate used in the discounted cash flow model prepared for the goodwill impairment analysis was 16.5 percent, derived by applying the weighted average cost of capital model, which weights the cost of debt and equity financing. The Company also considered the relationship of debt to equity of other similar companies, as well as the risks and uncertainty inherent in the markets generally and in the Company’s internally developed forecasts.

Based on the analyses, the carrying value of the RV, manufactured housing and specialty trailer reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment test, which required the Company to determine the fair value of each reporting unit’s assets and liabilities, including all of the tangible and identifiable intangible assets of each reporting unit, excluding goodwill. The results of the second step implied that the fair value of goodwill was zero, therefore the Company recorded a non-cash impairment charge to write-off the entire goodwill of the RV and manufactured housing reporting units in the first quarter of 2009.

These non-cash goodwill impairment charges were largely the result of uncertainties in the economy, and in the RV and manufactured housing industries, as well as the discount rates used to determine the present value of projected cash flows. Estimating the fair value of reporting units, and the reporting unit’s asset and liabilities, involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31, (in thousands):

	2011	2010
RV Segment	$75,412	$54,173
MH Segment	3,647	3,246
Other intangible assets	$79,059	$57,419

Other intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross	Accumulated	Net	Estimated Useful
	Cost	Amortization	Balance	Life in Years
Customer relationships	$50,645	$14,483	$36,162	3 to 16
Patents	46,139	10,651	35,488	2 to 19
Tradenames	8,069	3,408	4,661	5 to 15
Non-compete agreements	4,136	1,388	2,748	3 to 7
Other intangible assets	$108,989	$29,930	$79,059

Other intangible assets consisted of the following at December 31, 2010 (in thousands):

	Gross	Accumulated	Net	Estimated Useful
	Cost	Amortization	Balance	Life in Years
Customer relationships	$25,155	$11,227	$13,928	3 to 16
Patents	45,599	7,738	37,861	2 to 19
Tradenames	7,270	3,282	3,988	5 to 15
Non-compete agreements	3,078	1,436	1,642	3 to 7
Other intangible assets	$81,102	$23,683	$57,419

Amortization expense related to other intangible assets was as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Cost of sales	$3,393	$2,686	$1,658
Selling, general and administrative expenses	4,958	3,804	3,772
Amortization expense	$8,351	$6,490	$5,430

Estimated amortization expense for other intangible assets for the next five years is as follows (in thousands):

	2012	2013	2014	2015	2016
Cost of sales	$3,711	$3,978	$4,171	$4,336	$4,335
Selling, general and administrative expenses	6,416	5,593	5,190	4,509	3,621
Amortization expense	$10,127	$9,571	$9,361	$8,845	$7,956

At December 31, 2011, other intangible assets included $2.7 million related to the Company’s marine and leisure operation, which sells trailers primarily for hauling small and medium-sized boats and related axles. Over the last several years, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout this period, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A further downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets.

4. CASH AND INVESTMENTS

Cash and investments consisted of the following at December 31, (in thousands):

	2011	2010
Cash in banks	$6,584	$11,664
Money Market – Wells Fargo	-	9,039
Money Market – JPMorgan Chase	-	4,177
U.S. Treasury Bills – cash equivalents	-	14,000
Cash and cash equivalents	6,584	38,880
U.S. Treasury Bills – short-term investments	-	4,999
Cash and investments	$6,584	$43,879

5. ACCOUNTS RECEIVABLE

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31, (in thousands):

	2011	2010	2009
Balance at beginning of period	$499	$1,003	$1,486
Provision for doubtful accounts	72	425	999
Additions related to acquired businesses	129	-	-
Recoveries	340	104	22
Accounts written off	(182)	(1,033)	(1,504)
Balance at end of period	$858	$499	$1,003

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.3 million at December 31, 2011, and $0.2 million at each of December 31, 2010 and 2009.

6. INVENTORIES

Inventories consisted of the following at December 31, (in thousands):

	2011	2010
Raw materials	$77,066	$59,204
Work in process	3,224	1,683
Finished goods	11,762	8,441
Total	$92,052	$69,328

7. FIXED ASSETS

Fixed assets consisted of the following at December 31, (in thousands):

			Estimated Useful
	2011	2010	Life in Years
Land	$10,855	$9,967
Buildings and improvements	70,108	64,611	10 to 40
Leasehold improvements	1,143	1,255	2 to 5
Machinery and equipment	91,199	80,121	2 to 12
Furniture and fixtures	11,562	9,524	3 to 8
Construction in progress	4,217	647
Fixed assets, at cost	189,084	166,125
Less accumulated depreciation and amortization	94,034	86,277
Fixed assets, net	$95,050	$79,848

Depreciation and amortization of fixed assets was as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Cost of sales	$10,130	$8,832	$11,155
Selling, general and administrative expenses	1,990	1,685	1,752
Total	$12,120	$10,517	$12,907

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, (in thousands):

	2011	2010
Employee compensation and benefits	$14,258	$16,643
Warranty	5,882	4,005
Sales rebates	3,337	1,668
Contingent consideration	3,292	1,827
Other	9,400	9,580
Accrued expenses and other current liabilities	$36,169	$33,723

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

	2011	2010	2009
Balance at beginning of period	$5,892	$4,686	$5,419
Provision for warranty expense	6,750	4,220	2,254
Warranty liability from acquired businesses	563	40	25
Warranty costs paid	(4,565)	(3,054)	(3,012)
Total accrued warranty	8,640	5,892	4,686
Less long-term portion	2,758	1,887	1,346
Current accrued warranty	$5,882	$4,005	$3,340

9. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $1.0 million, $1.0 million and $0.9 million to this plan during the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $2.0 million, $0.9 million and $0.3 million in 2011, 2010 and 2009, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.6 million, $0.1 million and $0.5 million from the Plan in 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, deferred compensation of $4.5 million and $3.3 million, respectively, was recorded in other long-term liabilities.

10. LONG-TERM INDEBTEDNESS

The Company had no debt at December 31, 2011 and 2010.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company’s previous $50.0 million line of credit that was scheduled to expire in December 2011. The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2011 and 2010), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2011 and 2010) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At December 31, 2011 and 2010, the Company had $3.6 million and $5.5 million, respectively, in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $46.4 million at December 31, 2011.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending and increasing the Company’s previous $125.0 million “shelf-loan” facility with Prudential. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At December 31, 2011 and 2010, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $188.8 million at December 31, 2011. The Company believes this availability, together with the $6.6 million in cash at December 31, 2011, is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for 2012.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2011 and 2010 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2011 and 2010, the Company was in compliance with all such requirements, and expects to remain in compliance during 2012.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company had an unsecured letter of credit outstanding, unrelated to the Credit Agreement, which aggregated $0.2 million at December 31, 2010. This letter of credit expired January 31, 2011, and was not renewed.

11. INCOME TAXES

The provision (benefit) for income taxes in the Consolidated Statements of Operations was as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Current:
Federal	$13,875	$14,971	$3,700
State	3,501	3,643	668
Total current provision	17,376	18,614	4,368
Deferred:
Federal	590	(1,481)	(13,485)
State	231	43	(3,200)
Total deferred provision (benefit)	821	(1,438)	(16,685)
Provision (benefit) for income taxes	$18,197	$17,176	$(12,317)

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before income taxes for the following reasons for the years ended December 31, (in thousands):

	2011	2010	2009
Income tax at federal statutory rate	$16,889	$15,823	$(12,366)
State income taxes, net of federal income tax impact	2,426	2,373	(1,671)
Non-deductible goodwill impairment	-	-	2,030
Federal tax credits	(309)	(66)	(354)
Other non-deductible expenses	178	127	100
Manufacturing credit pursuant to Jobs Creation Act	(828)	(1,110)	(50)
Other	(159)	29	(6)
Provision (benefit) for income taxes	$18,197	$17,176	$(12,317)

At December 31, 2011 and 2010, respectively, federal and state income taxes payables of $1.0 million and $2.7 million were included in accrued expenses and other current liabilities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, (in thousands):

	2011	2010
Deferred tax assets:
Goodwill and other intangible assets	$15,794	$15,604
Stock options	3,375	4,826
Deferred compensation	3,186	2,103
Inventory	3,147	2,717
Warranty	1,612	1,554
Accrued insurance	1,013	1,796
Other	2,312	3,228
Total deferred tax assets	30,439	31,828
Deferred tax liabilities:
Fixed assets	5,818	3,916
Net deferred tax assets	$24,621	$27,912

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2011 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

Excess tax benefits on stock-based compensation of $0.2 million, $0.1 million and $0.5 million were credited directly to stockholders' equity for 2011, 2010 and 2009, respectively, relating to tax benefits which exceeded the compensation cost for stock-based compensation recognized in the Consolidated Financial Statements.

In 2011, the Company reversed $2.5 million of deferred tax assets related to the expiration of vested stock options that were granted in prior years.  This reversal was recorded as a reduction of stockholders’ equity, against the pool of available excess tax benefits from prior exercises of stock options.

At December 31, 2011, the Company had deferred tax assets of $3.4 million related to unexercised stock options. The Company’s stock price at December 31, 2011 was below the exercise price of certain of the unexercised stock options. If the stock price remains below the exercise price of these stock options, the related deferred tax assets will not be realized. The reversal of such deferred tax assets will be recorded as a reduction of stockholders’ equity, to the extent there are available excess tax benefits from prior stock option exercises, with any remaining deficiency recorded as additional income tax expense in the Consolidated Statements of Operations. At December 31, 2011 the remaining available pool of excess tax benefits from prior stock option exercises in stockholders' equity was $9.5 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31, (in thousands):

	2011	2010	2009
Balance at beginning of period	$2,213	$2,159	$5,782
Changes in tax positions of prior years	(341)	1	(287)
Additions based on tax positions related to the current year	313	260	661
Payments	-	(41)	(3,891)
Expiration of statute of limitations	-	(166)	(106)
Balance at end of period	$2,185	$2,213	$2,159

In addition, the total amount of accrued interest and penalties related to taxes was $0.6 million, $0.5 million and $0.4 million at December 31, 2011, 2010 and 2009, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $1.6 million, $1.7 million and $1.6 million at December 31, 2011, 2010 and 2009, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state taxing authorities. The IRS and other taxing authorities routinely challenge certain deductions and positions reported by the Company on its income tax returns. For federal income tax purposes, the tax years 2007 through 2010 remain subject to examination.

In connection with a tax audit, and after several negotiations, the Company and the Indiana Department of Revenue settled tax years 1998 to 2000 for $0.6 million, as well as tax years 2001 to 2006 for $4.0 million, including interest. The aggregate settlement amount was fully reserved prior to 2009, and was paid in April of 2009. In connection with the settlement, the Indiana Department of Revenue reserved the right to further examine tax years 2001 through 2006. The years 2001 through 2006 are currently under such examination. In addition, for Indiana state income tax purposes, the tax years 2007 through 2010 remain subject to examination.

The Company has assessed its risks associated with all tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2012. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2011, would not be material to the Company’s financial position or annual results of operations.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2011 are as follows (in thousands):

2012	$4,430
2013	2,458
2014	1,121
2015	679
2016	491
Thereafter	1,419
Total minimum lease payments	$10,598

Rent expense for operating leases was $5.4 million, $5.7 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Contingent Consideration

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of these expected earn-out payments at December 31, 2011 and 2010, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 14.9 percent and 16.6 percent, respectively.

The following table summarizes the expected earn-outs as of December 31, 2011 (in thousands):

			Fair Value
	Estimated		of Estimated
Acquisition	Payments		Payments
Schwintek products	$14,555	(a)	$11,371
Level-UpTM six-point leveling system	2,738	(b)	1,914
Other acquired products	2,074	(c)	1,276
Total	$19,367		$14,561

(a)
Earn-out payments for three of the four products expire in March 2014. Earn-out payments for the remaining product will cease five years after the product is first sold to customers. Two of the four products acquired have a combined remaining maximum earn-out payment of $12.7 million, of which the Company estimates $11.4 million will be paid. Other than expiration of the earn-out period, the remaining products have no maximum on earn-out payments.

(b)	Other than expiration of the earn-out period in February 2016, tTwo f The ThThe ThesdeTheshese products have no maximum on earn-out payments.

(c)	Earn-out payments expire at various dates through October 2025. Certain of these products have a combined maximum of $3.0 million, while the remaining products have no maximum on earn-out payments.

As required, the liability for these estimated earn-out payments was re-evaluated quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to earn-outs, the Company could record adjustments in future periods.

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31, (in thousands):

	2011	2010	2009
Beginning balance	$12,104	$1,370	$-
Acquisitions	1,090	10,333	1,204
Payments	(398)	(8)	(1)
Accretion(a)	1,886	1,582	167
Fair value adjustments(a)	(121)	(1,173)	-
Total ending balance	14,561	12,104	1,370
Less current portion in accrued expenses and other current liabilities	(3,292)	(1,827)	(63)
Total long-term portion in other long-term liabilities	$11,269	$10,277	$1,307

(a) Recorded in selling, general and administrative expense in the Consolidated Statements of Operations.

Litigation

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled, as amended, Gonzalez and Royalty vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skylines Homes, Inc. (Case No. CV06-08233).

The case purported to be a class action. In the course of the proceedings during 2010, the Court dismissed each of the seven claims asserted by the named plaintiffs. They appealed to the Ninth Circuit Court of Appeals, plaintiffs and Kinro filed appeal briefs, and a decision from the Court of Appeals is pending.

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

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2011, would not be material to the Company’s financial position or annual results of operations.

Severance

The Company incurred severance and relocation costs of $0.1 million, $1.7 million, and $1.6 million in 2011, 2010 and 2009, respectively, which were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company does not anticipate incurring further significant severance and relocation costs.

The liability for severance obligations, which will be paid through 2015, was recorded as follows at December 31, (in thousands):

	2011	2010	2009
Other accrued expenses and current liabilities	$449	$726	$1,293
Other long-term liabilities	1,028	1,504	1,205
Total severance liability	$1,477	$2,230	$2,498

13. STOCKHOLDERS' EQUITY

Special Dividend

On December 28, 2010, a special dividend of $1.50 per share of the Company’s Common Stock, or an aggregate of $33.0 million, was paid to stockholders of record as of December 20, 2010. In this connection, holders of deferred stock units were credited with deferred stock units equal to $1.50 per deferred stock unit, or $0.4 million in total. In connection with the special cash dividend, the Compensation Committee of the Company’s Board of Directors reduced the exercise price of all the outstanding stock options by $1.50 per share. As a result of this stock option modification, the Company recorded a charge of $0.2 and $0.4 million in 2011 and 2010, respectively, and expects to record additional charges aggregating $0.3 million over the next four years.

Stock-Based Awards

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, as Amended and Restated (the “Equity Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and consultants Common Stock-based awards, such as stock options, restricted stock and deferred stock units. All such awards granted under the Equity Plan must be approved by the Compensation Committee of Drew’s Board of Directors (the “Committee”). The Committee determines the period for which all such awards may be exercisable, but in no event may such an award be exercisable more than 10 years from the date of grant. The number of shares available under the Equity Plan, and the exercise price of all such awards granted under the Equity Plan, are subject to adjustments by the Committee to reflect stock splits, dividends, recapitalization, mergers, or other major corporate actions. The number of shares available for granting awards was 1,627,842 and 605,145 at December 31, 2011 and 2010, respectively.

Stock-based compensation resulted in charges to operations as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Stock options	$3,218	$3,359	$2,845
Deferred stock units	1,264	817	649
Restricted stock	105	-	-
Stock-based compensation expense	$4,587	$4,176	$3,494

Stock-based compensation expense is recorded in the Consolidated Statements of Operations in the same line that cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, for the years ended December 31, 2011, 2010 and 2009, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of the incentive compensation in accordance with their compensation arrangements, relating to prior year compensation of $1.1 million, $0.1 million and $0.3 million, respectively. In February 2012, the Company issued 7,548 deferred stock units at $26.54, or $0.2 million, to certain executive officers in lieu of cash for a portion of their 2011 incentive compensation in accordance with their compensation arrangements.

The fair value of each stock option grant was estimated on the date of the grant, and estimated again on the date of the modification for the special dividend, using the Black-Scholes option-pricing model with the following weighted average assumptions:

		2010
	2011	Modification	2010	2009
Risk-free interest rate	0.71%	1.30%	1.43%	2.12%
Expected volatility	55.2%	57.5%	55.8%	53.2%
Expected life	4.1 years	3.2 years	4.8 years	4.8 years
Contractual life	6.0 years	6.0 years	6.0 years	6.0 years
Dividend yield	N/A	N/A	N/A	N/A
Fair value of stock options granted	$10.02	$10.03	$10.09	$9.87

 The fair value of deferred stock unit and restricted stock grants was the market price of the Company’s Common Stock on the grant date.

Stock Options

The Equity Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. The exercise price for stock options granted under the Equity Plan must be at least equal to 100 percent of the fair market value of the shares subject to such stock option on the date of grant. The exercise price may be paid in cash or in shares of the Company’s Common Stock which have been held for a minimum of six months. Historically, upon exercise of stock options, new shares have been issued instead of using treasury shares.

Outstanding stock options expire six years from the date of grant, and either vest ratably over the service period of five years for employees, or, for certain executive officers, based on achievement of specified performance conditions.

Transactions in stock options under the Equity Plan are summarized as follows:

			Weighted
			Average
	Number of	Stock Option	Exercise
	Option Shares	Exercise Price	Price
Outstanding at December 31, 2008	2,076,340	$11.59 – $32.61	$22.14
Granted	327,900	$20.99	$20.99
Exercised	(389,100)	$11.59 – $16.15	$12.88
Forfeited/cancelled	(255,200)	$11.59 – $32.61	$25.70
Outstanding at December 31, 2009	1,759,940	$11.59 – $32.61	$23.46
Granted	469,250	$21.17	$21.17
Exercised	(81,000)	$11.59 – $20.99	$14.03
Forfeited	(151,700)	$11.59 – $32.61	$24.86
Modification for cash dividend	-	$10.09 – $31.11	$(1.50)
Outstanding at December 31, 2010	1,996,490	$10.09 – $31.11	$21.70
Granted	345,000	$23.17	$23.17
Exercised	(87,300)	$10.09 – $19.67	$11.39
Forfeited	(100,900)	$10.09 – $31.11	$22.37
Expired	(342,640)	$26.83 – $27.21	$26.87
Outstanding at December 31, 2011	1,810,650	$10.09 – $31.11	$21.46
Exercisable at December 31, 2011	817,500	$10.09 – $31.11	$22.78

Additional information related to the exercise of stock options is as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Intrinsic value of stock options exercised	$1,079	$640	$2,887
Cash receipts upon the exercise of stock options	$997	$1,135	$5,015
Income tax benefits from the exercise of stock options	$422	$247	$1,057
Grant date fair value of stock options that vested	$3,207	$2,775	$2,478

The following table summarizes information about stock options outstanding at December 31, 2011:

	Option		Remaining	Option
Exercise	Shares		Life	Shares
Price	Outstanding		in Years	Exercisable
$24.89	37,500		1.0	37,500
$31.11	376,050		1.9	301,000
$26.59	37,500		2.0	37,500
$10.09	231,650		2.9	93,950
$11.53	800		2.9	-
$12.72	62,500		3.0	62,500
$19.49	277,900		3.9	137,500
$19.67	446,950		4.9	147,550
$23.17	339,800		5.9	-
Total Shares	1,810,650	(a)		817,500	(a)

(a)
The aggregate intrinsic value for option shares outstanding and option shares exercisable is $8.1 million and $3.5 million, respectively. The weighted average remaining term for option shares outstanding and option shares exercisable is 3.8 years and 2.9 years, respectively.

As of December 31, 2011, there was $8.0 million of total unrecognized compensation costs related to unvested stock options, which are expected to be recognized over a weighted average remaining period of 3.7 years.

Deferred Stock Units

The Equity Plan provides for the grant or issuance of deferred stock units to directors and employees. Recipients of deferred stock units have the right to receive shares at the end of a specified deferral period and are issued in lieu of cash compensation or granted in lieu of stock options or as performance-based incentive compensation.

In accordance with the Executive Compensation and Non-Competition Agreement with the Company’s Chief Executive Officer, the deferred stock units issued to him, 8,803 for 2011, 9,941 for 2010 and 15,528 for 2009, are forfeitable if the Company’s return on invested capital for the three year period ended December 31, 2011 was below the average return on invested capital of the Company’s Peer Group, as defined. Conversely, for every one percentage point that the Company’s return on invested capital for the three year period ended December 31, 2011 exceeds the average return on invested capital of the Peer Group, the Company’s Chief Executive Officer was entitled to an additional 10,000 deferred stock units, up to a maximum of 100,000 deferred stock units. The 2011 financial results of the Peer Group are not available as of the date of this filing, but the Company currently estimates the maximum deferred stock units were earned.

Deferred stock units vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain executive officers, based on achievement of specified performance conditions.

Transactions in deferred stock units under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2008	97,112	$6.87 – $43.02
Issued	84,202	$5.50 – $21.90
Granted	100,000	$6.16
Exercised	(50,201)	$7.43 – $43.02
Outstanding at December 31, 2009	231,113	$5.50 – $40.68
Issued	31,803	$20.13 – $25.06
Granted	20,000	$20.89
Dividend equivalents	15,521	$23.49
Exercised	(32,221)	$5.50 – $21.90
Outstanding at December 31, 2010	266,216	$5.50 – $40.68
Issued	79,714	$18.67 – $25.48
Granted	53,450	$23.17
Forfeited	(2,660)	$20.89 – $23.49
Exercised	(27,587)	$6.16 – $25.06
Outstanding at December 31, 2011	369,133	$5.50 – $40.68

As of December 31, 2011, there was $1.5 million of total unrecognized compensation costs related to deferred stock units, which is expected to be recognized over a weighted average remaining period of 3.4 years.

Restricted Stock

The Equity Plan provides for the grant of restricted stock to directors and employees. The restriction period is established by the Committee, but may not be less than one year. The holder of restricted stock has all of the rights of a stockholder of the Company, including the right to vote and the right to receive any dividends, however, such shares are not transferrable during the restriction period.

In 2011, the Company granted 36,260 shares of restricted stock at $23.17, or $0.8 million, to directors. These shares have a restriction which lapses one year from the grant date.

As of December 31, 2011, there was $0.7 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31, (in thousands):

	2011	2010	2009
Weighted average shares outstanding for basic earnings per share	22,267	22,123	21,807
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	177	143	-
Weighted average shares outstanding for diluted earnings per share	22,444	22,266	21,807

The weighted average diluted shares outstanding for the years ended December 31, 2011, 2010 and 2009, excludes the effect of 1,311,330, 1,269,003 and 1,856,390 shares of common stock subject to stock options, respectively, because including such shares in the calculation of total diluted shares would have been anti-dilutive.

Treasury Stock

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price and other factors. Treasury stock transactions under this authorization were as follows (in thousands except share and per share amounts):

		Weighted
		Average
	Shares	Price Per Share	Cost
Purchases through 2008	447,400	$18.58	$8,333
Purchases in 2009	-	$-	$-
Purchases in 2010	53,879	$19.27	$1,041
Purchases in 2011	33,856	$18.44	$626
Total purchases	535,135	$18.64	$10,000

14. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, (in thousands):

	2011				2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$-	$-	$-	$-	$13,216	$13,216	$-	$-
U.S. Treasury Bills	-	-	-	-	18,999	18,999	-	-
Deferred compensation	2,564	2,564	-	-	1,581	1,581	-	-
Total assets	$2,564	$2,564	$-	$-	$33,796	$33,796	$-	$-

Liabilities
Contingent consideration	$14,561	$-	$-	$14,561	$12,104	$-	$-	$12,104
Deferred compensation	4,468	4,468	-	-	3,262	3,262	-	-
Unrealized loss on derivative instruments	436	-	436	-	-	-	-	-
Total liabilities	$19,465	$4,468	$436	$14,561	$15,366	$3,262	$-	$12,104

Money market funds and U.S. Treasury Bills were valued using a market approach based on the quoted market prices of identical instruments.

Deferred compensation assets and liabilities are valued using a market approach based on the quoted market prices of identical instruments. For further information on deferred compensation, see Note 9 of the Notes to Consolidated Financial Statements.

Contingent consideration liabilities were valued using management’s projections, including long-term sales forecasts and assumptions regarding future industry-specific economic and market conditions, and weighted average cost of capital. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 12 of the Notes to Consolidated Financial Statements.

In September 2011, the Company entered into derivative instruments for 3 million pounds of aluminum to manage a portion of the exposure to movements associated with aluminum costs in 2012, representing approximately 10 percent of the Company’s anticipated aluminum purchases in 2012. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. Derivative instruments are valued using a market approach based on the quoted market prices of similar instruments. The change in fair value of this instrument was “marked to market” at the end of each reporting period and the gain or loss was recorded in cost of sales in the Consolidated Statements of Operations, with the corresponding amount recorded in the Consolidated Balance Sheet.

Non-recurring

Certain assets and liabilities have been measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The following table presents the non-recurring losses recognized using fair value measurements and the carrying value of any assets and liabilities which were measured using fair value estimates during the years ended December 31, (in thousands):

	2011		2010		2009
	Carrying	Non-Recurring	Carrying	Non-Recurring	Carrying	Non-Recurring
	Value	Losses	Value	Losses	Value	Losses
Assets
Vacant owned facilities	$10,031	$-	$11,559	$373	$13,734	$2,505
Net assets of acquired businesses	38,389	-	24,736	-	3,150	-
Total assets	$48,420	$-	$36,295	$373	$16,884	$2,505

Liabilities
Vacant leased facilities	$399	$203	$932	$87	$1,273	$1,013
Total liabilities	$399	$203	$932	$87	$1,273	$1,013

During 2011, the Company reviewed the recoverability of the carrying value of vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate. Throughout 2011, the fair value of these vacant owned facilities exceeded their carrying value, therefore no impairment charges were recorded. At December 31, 2011, the Company had six such facilities with a carrying value of $10.0 million, which were classified in fixed assets in the Consolidated Balance Sheets. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.5 million, for one to five year terms, for a combined rental income of $0.1 million per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value.

In 2010 and 2009, the Company performed similar reviews of facilities and recorded impairment charges of $0.4 million and $2.5 million, respectively, on facilities that had a carrying value of $11.6 million and $13.7 million at December 31, 2010 and December 31, 2009, respectively. Impairment charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Additionally, the Company recorded charges in selling, general and administrative expenses in the Consolidated Statements of Operations of $0.2 million, $0.1 million and $1.0 million in 2011, 2010 and 2009, respectively, related to the exit from leased facilities.

The Company valued the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company used different valuation techniques in determining the fair value. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and liabilities, see Note 3 of the Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

            Long-lived assets, including other intangible assets, may be measured at fair value if such assets are held for sale or if there is a determination that the asset is impaired. The determination of fair value is based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During 2011 and 2010, the Company did not experience any events or changes in circumstances which could indicate that the carrying value of the other intangible assets or remaining other long-lived assets may not be recoverable. As a result, no impairment testing was required. During 2009, as a result of the unprecedented conditions in the RV and Manufactured Housing industries, the Company reviewed the recoverability of the carrying value of other intangible assets and the remaining other long-lived assets, and determined that there was no impairment of these assets.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year ended December 31, 2011
Net sales	$168,833	$186,048	$166,689	$159,596	$681,166
Gross profit	$37,879	$42,059	$32,001	$27,782	$139,721
Income before income taxes	$15,485	$17,849	$9,125	$5,797	$48,256
Net income	$9,387	$10,965	$5,619	$4,088	$30,059

Net income per common share:
Basic	$0.42	$0.49	$0.25	$0.18	$1.35
Diluted	$0.42	$0.49	$0.25	$0.18	$1.34

Stock market price:
High	$24.41	$26.40	$25.42	$25.88	$26.40
Low	$22.10	$21.57	$17.58	$18.94	$17.58
Close (at end of quarter)	$22.33	$24.72	$19.98	$24.53	$24.53

Year ended December 31, 2010
Net sales	$146,217	$173,502	$146,833	$106,203	$572,755
Gross profit	$33,659	$37,558	$31,868	$23,085	$126,170
Income before income taxes	$12,202	$15,786	$12,671	$4,551	$45,210
Net income	$7,328	$9,592	$7,982	$3,132	$28,034

Net income per common share:
Basic	$0.33	$0.43	$0.36	$0.14	$1.27
Diluted	$0.33	$0.43	$0.36	$0.14	$1.26

Stock market price:
High	$25.06	$27.45	$22.05	$23.96	$27.45
Low	$18.60	$19.35	$18.06	$19.52	$18.06
Close (at end of quarter)	$22.02	$20.20	$20.86	$22.72	$22.72

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c)           Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few years, internal controls have been incrementally strengthened due both to the installation of enterprise resource planning (“ERP”) software and business process changes. In the last year, the Company continued to implement certain significant functions of the ERP software and business process changes. Implementation of additional functions of the ERP software and business process changes are planned for the first half of 2012 to further strengthen the Company’s internal control. In addition, the Company plans to convert systems used by recently acquired businesses to its existing ERP software and business processes over the next few quarters.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1.  Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012 (the “2012 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2012 Proxy Statement.

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

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors – Executive Compensation” and “Director Compensation” in the Company’s 2012 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2012 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Proposal 1. Election of Directors – Transactions with Related Persons” and “Proposal 1. Election of Directors – Corporate Governance and Related Matters – Board of Directors” in the Company’s 2012 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 3. Appointment of Auditors” in the Company’s 2012 Proxy Statement.

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

10.236
Second Amended and Restated Subordination Agreement dated as of November 25, 2008 by and among Drew Industries Incorporated, Kinro, Inc., Lippert Tire & Axle, Inc., Lippert Components, Inc., Kinro Holding, Inc., Lippert Tire & Axle Holding, Inc., Lippert Holding, Inc., Kinro Manufacturing, Inc., Lippert Components Manufacturing, Inc., Coil Clip, Inc., Zieman Manufacturing Company, Kinro Texas Limited Partnership, Kinro Tennessee Limited Partnership, Lippert Tire & Axle Texas Limited Partnership, BBD Realty Texas Limited Partnership, Lippert Components Texas Limited Partnership, LD Realty, Inc., LTM Manufacturing, L.L.C., Trailair, Inc., with and in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

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

10.249*	Amended Change of Control Agreement by and between Joseph S. Giordano III and Registrant dated July 18, 2006, as amended on December 23, 2008.

10.251*	Corrected Executive Compensation and Benefits Agreement between Registrant and David L. Webster, dated December 31, 2008.

10.252*	Executive Compensation and Benefits Agreement between Registrant and Leigh J. Abrams, dated April 6, 2009.

10.256*	Severance Agreement between Registrant and Joseph S. Giordano III, dated December 16, 2011.

10.257
First Amendment dated February 24, 2011 to the Second Amended and Restated Credit Agreement dated as of November 25, 2008 by and among Kinro, Inc., Lippert Components, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank, N.A. individually and as Documentation Agent.

10.258	Amendment No. 1 dated February 24, 2011 to the Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 25, 2008 by and among Prudential Investment Management, Inc. and Affiliates, and Kinro, Inc. and Lippert Components, Inc., guaranteed by Drew Industries Incorporated.

10.259*	Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated.

10.261*	Executive Compensation and Non-Competition Agreement between Registrant and Fredric M. Zinn, dated February 8, 2012.

10.263*	Executive Compensation and Non-Competition Agreement between Registrant and Joseph S. Giordano III, dated February 10, 2012.
________________________________
* Denotes a compensatory plan or arrangement

Exhibit 10.194 is incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed on January 9, 2009.

Exhibit 10.197 is incorporated by reference to Exhibits 10.1 included in the Company’s Form 8-K filed on January 9, 2009.

Exhibit 10.221 is incorporated by reference to Exhibit 99.1 included in the Company’s Form 8-K filed on February 9, 2005.

Exhibit 10.231 is incorporated by reference to Exhibit 10.2 included in the Company’s Form 8-K filed on January 9, 2009.

Exhibits 10.233 – 10.248 are incorporated by reference to Exhibits 10.1 - 10.16 included in the Company’s Form 8-K filed on December 2, 2008.

Exhibit 10.249 is incorporated by reference to Exhibits 10.3 included in the Company’s Form 8-K filed on January 9, 2009.

Exhibit 10.251 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on January 6, 2009.

Exhibit 10.252 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on April 8, 2009.

Exhibit 10.256 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K filed on December 19, 2011.

Exhibits 10.257 – 10.258 is incorporated by reference to Exhibits 10.1 – 10.2 included in the Company’s Form 8-K filed on February 25, 2011.

Exhibit 10.259 is incorporated by reference to Exhibit A included in the Company’s Definitive Schedule 14A filed on April 8, 2011.

Exhibit 10.261 is incorporated by reference Exhibit 10 (iii)(A) included in the Company’s Form 8-K filed on February 9, 2012.

Exhibit 10.263 is incorporated by reference Exhibit 10 (iii)(A) included in the Company’s Form 8-K filed on February 13, 2012.

Exhibit Number	Description

14	Code of Ethics.

14.1	Code of Ethics for Senior Financial Officers. Exhibit 14.1 is incorporated by reference to Exhibit 14 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.2	Guidelines for Business Conduct. Exhibit 14.2 is filed herewith.

21	Subsidiaries of the Registrant. Exhibit 21 is filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Exhibit 23 is filed herewith.

24	Powers of Attorney. Powers of Attorney of persons signing this Report are included as part of this Report.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer. Exhibit 31.1 is filed herewith.

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer. Exhibit 31.2 is filed herewith.

32	Section 1350 Certifications.

32.1	Section 1350 Certificate of Chief Executive Officer. Exhibit 32.1 is filed herewith.

32.2	Section 1350 Certificate of Chief Financial Officer. Exhibit 32.2 is filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2012	DREW INDUSTRIES INCORPORATED

	By:	/s/ Fredric M. Zinn
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

Date	Signature	Title
March 9, 2012	By: /s/ Fredric M. Zinn (Fredric M. Zinn)	Director, President and Chief Executive Officer

March 9, 2012	By: /s/ Joseph S. Giordano III (Joseph S. Giordano III)	Chief Financial Officer and Treasurer

March 9, 2012	By: /s/ Christopher L. Smith (Christopher L. Smith)	Corporate Controller

March 9, 2012	By: /s/ Edward W. Rose, III (Edward W. Rose, III)	Director

March 9, 2012	By: /s/ Leigh J. Abrams (Leigh J. Abrams)	Chairman of the Board of Directors

March 9, 2012	By: /s/ James F. Gero (James F. Gero)	Lead Director

March 9, 2012	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

March 9, 2012	By: /s/ David A. Reed (David A. Reed)	Director

March 9, 2012	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director

March 9, 2012	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

March 9, 2012	By: /s/ Jason D. Lippert (Jason D. Lippert)	Director