Form 10-Q
period 2012-03-31
DREW INDUSTRIES INC
filed 2012-05-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  0-13646

DREW INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Mamaroneck Avenue, White Plains, NY 10601
(Address of principal executive offices)  (Zip Code)

(914) 428-9098
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)   N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No___

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ___ Accelerated filer   X    Non-accelerated filer ___ (Do not check if a smaller reporting company) Smaller reporting company ___

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,274,281 shares of common stock as of April 30, 2012.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I –  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share amounts)

Net sales	$223,552	$168,833
Cost of sales	178,729	130,954
Gross profit	44,823	37,879
Selling, general and administrative expenses	27,450	22,336
Operating profit	17,373	15,543
Interest expense, net	74	58
Income before income taxes	17,299	15,485
Provision for income taxes	6,183	6,098
Net income	$11,116	$9,387
Net income per common share:
Basic	$0.50	$0.42
Diluted	$0.49	$0.42
Weighted average common shares outstanding:
Basic	22,442	22,219
Diluted	22,642	22,377

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2012	2011	2011
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$3,541	$36,728	$6,584
Accounts receivable, net	57,535	43,244	22,620
Inventories	88,630	77,612	92,052
Deferred taxes	10,125	12,143	10,125
Prepaid expenses and other current assets	5,570	4,548	6,187
Total current assets	165,401	174,275	137,568
Fixed assets, net	95,438	81,151	95,050
Goodwill	21,050	8,600	20,499
Other intangible assets, net	76,309	59,250	79,059
Deferred taxes	14,496	15,770	14,496
Other assets	7,570	3,944	4,411
Total assets	$380,264	$342,990	$351,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$19,749	$29,209	$15,742
Accrued expenses and other current liabilities	48,036	38,891	36,169
Total current liabilities	67,785	68,100	51,911
Other long-term liabilities	21,574	19,492	21,876
Total liabilities	89,359	87,592	73,787

Stockholders’ equity
Common stock, par value $.01 per share	250	247	248
Paid-in capital	86,880	82,538	84,389
Retained earnings	233,242	201,454	222,126
Stockholders’ equity before treasury stock	320,372	284,239	306,763
Treasury stock, at cost	(29,467)	(28,841)	(29,467)
Total stockholders’ equity	290,905	255,398	277,296
Total liabilities and stockholders’ equity	$380,264	$342,990	$351,083

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands)

Cash flows from operating activities:
Net income	$11,116	$9,387
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,381	4,890
Stock-based compensation expense	1,319	1,113
Other non-cash items	461	(109)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(34,915)	(30,354)
Inventories	3,939	(6,679)
Prepaid expenses and other assets	(510)	(262)
Accounts payable	4,007	17,858
Accrued expenses and other liabilities	11,362	7,239
Net cash flows provided by operating activities	3,160	3,083

Cash flows from investing activities:
Capital expenditures	(5,684)	(3,136)
Acquisitions of businesses	(1,164)	(7,250)
Proceeds from maturity of short-term investments	-	5,000
Other investing activities	25	(48)
Net cash flows used for investing activities	(6,823)	(5,434)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	974	339
Proceeds from line of credit borrowings	37,702	-
Repayments under line of credit borrowings	(37,702)	-
Payment of contingent consideration	(354)	(3)
Other financing activities	-	(137)
Net cash flows provided by financing activities	620	199

Net decrease in cash	(3,043)	(2,152)

Cash and cash equivalents at beginning of period	6,584	38,880
Cash and cash equivalents at end of period	$3,541	$36,728

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$96	$71
Income taxes, net of refunds	$(9)	$79

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2011	$248	$84,389	$222,126	$(29,467)	$277,296
Net income	-	-	11,116	-	11,116
Issuance of 130,812 shares of common stock pursuant to stock options and deferred stock units	2	900	-	-	902
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	-	72	-	-	72
Stock-based compensation expense	-	1,319	-	-	1,319
Issuance of 7,548 deferred stock units relating to prior year compensation	-	200	-	-	200
Balance - March 31, 2012	$250	$86,880	$233,242	$(29,467)	$290,905

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

Because of fluctuations in RV dealer inventories, and volatile economic conditions, current and future seasonal industry trends are likely to be different than in prior years.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2011 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.   Segment Reporting

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 87 percent of consolidated net sales for the three month periods ended March 31, 2012 and 2011, manufactures a variety of products used primarily in the production of RVs, including:

●	Towable steel chassis	●	Aluminum windows and screens
●	Towable axles and suspension solutions	●	Chassis components
●	Slide-out mechanisms and solutions	●	Furniture and mattresses
●	Thermoformed bath, kitchen and other products	●	Entry, baggage, patio and ramp doors
●	Entry steps	●	Awnings
●	Manual, electric and hydraulic stabilizer and leveling systems	●	Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Nearly 90 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 13 percent of consolidated net sales for the three month periods ended March 31, 2012 and 2011, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, corporate expenses, goodwill impairment, accretion, other non-segment items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2011 Annual Report on Form 10-K.

Information relating to segments follows for the three months ended March 31, (in thousands):

	2012	2011
Net sales:
RV Segment	$195,555	$146,229
MH Segment	27,997	22,604
Total net sales	$223,552	$168,833

Operating profit:
RV Segment	$16,781	$15,301
MH Segment	3,131	2,224
Total segment operating profit	19,912	17,525
Corporate	(2,308)	(2,097)
Accretion related to contingent consideration	(481)	(474)
Other non-segment items	250	589
Total operating profit	$17,373	$15,543

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.           Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

RV Entry Door Operation

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

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$1,164
Present value of future payments	482
Total fair value of consideration given	$1,646

Customer relationships	$270
Other identifiable intangible assets	40
Net tangible assets	785
Total fair value of net assets acquired	$1,095

Goodwill (tax deductible)	$551

The customer relationships are being amortized over their estimated useful life of 7 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing manufacturing capacity and purchasing power to reduce costs in this product line.

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total
Accumulated cost – December 31, 2011	$10,025	$61,001	$71,026
Accumulated impairment – December 31, 2011	(9,251)	(41,276)	(50,527)
Net balance – December 31, 2011	774	19,725	20,499
Acquisitions – 2012	-	551	551
Net balance – March 31, 2012	$774	$20,276	$21,050

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the three months ended March 31, 2012.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2012 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,015	$14,635	$35,380	3 to 16
Patents	46,159	12,027	34,132	2 to 19
Tradenames	8,069	3,774	4,295	5 to 15
Non-compete agreements	4,096	1,594	2,502	3 to 7
Other intangible assets	$108,339	$32,030	$76,309

At March 31, 2012, other intangible assets included $2.4 million related to the Company’s marine and leisure operation, which sells trailers and related axles primarily for hauling small and medium-sized boats. Over the last several years, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout this period, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A further downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets.

4.           Cash and Investments

Cash and investments consisted of the following at (in thousands):

	March 31,		December 31,
	2012	2011	2011

Cash in banks	$3,541	$31,727	$6,584
Money Market – Wells Fargo	-	5,001	-
Cash and investments	$3,541	$36,728	$6,584

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.           Inventories

Inventories consisted of the following at (in thousands):

	March 31,		December 31,
	2012	2011	2011
Raw materials	$72,874	$66,197	$77,066
Work in process	4,966	1,916	3,224
Finished goods	10,790	9,499	11,762
Total	$88,630	$77,612	$92,052

6.           Fixed Assets

Fixed assets consisted of the following at (in thousands):

	March 31,		December 31,
	2012	2011	2011
Fixed assets, at cost	$192,265	$170,023	$189,084
Less accumulated depreciation and amortization	96,827	88,872	94,034
Fixed assets, net	$95,438	$81,151	$95,050

7.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	March 31,		December 31,
	2012	2011	2011
Employee compensation and benefits	$14,638	$12,352	$14,258
Warranty	6,780	4,804	5,882
Sales rebates	5,089	3,442	3,337
Contingent consideration related to acquisitions	4,823	1,675	3,292
Other	16,706	16,618	9,400
Accrued expenses and other current liabilities	$48,036	$38,891	$36,169

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

	March 31,
	2012	2011
Balance at beginning of period	$8,640	$5,892
Provision for warranty expense	3,054	2,075
Warranty liability from acquired businesses	-	90
Warranty costs paid	(1,957)	(1,078)
Total accrued warranty	9,737	6,979
Less long-term portion	2,957	2,175
Current accrued warranty	$6,780	$4,804

8.            Long-Term Indebtedness

The Company had no debt outstanding at March 31, 2012 and 2011, and December 31, 2011.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2012), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2012) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At March 31, 2012, the Company had $3.3 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $46.7 million at March 31, 2012.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At March 31, 2012, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $193.5 million at March 31, 2012. The Company believes this availability, together with the $3.5 million in cash at March 31, 2012, is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for the next twelve months.

Pursuant to the Credit Agreement and “shelf-loan” facility at March 31, 2012, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2012, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

9.           Stockholders’ Equity

The following table summarizes information about the Common Stock at (in thousands):

	March 31,		December 31,
	2012	2011	2011
Common stock authorized	30,000	30,000	30,000
Common stock issued	24,957	24,720	24,826
Treasury stock	2,684	2,651	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):

	2012	2011
Weighted average shares outstanding for basic earnings per share	22,442	22,219
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	200	158
Weighted average shares outstanding for diluted earnings per share	22,642	22,377

The weighted average diluted shares outstanding for the three months ended March 31, 2012 and 2011, excludes the effect of 674,550 and 1,476,540 shares of common stock subject to stock options, respectively, because including such shares in the calculation of total diluted shares would have been anti-dilutive.

In February 2012, the Company issued 7,548 deferred stock units at $26.54, or $0.2 million, to certain executive officers in lieu of cash for a portion of their 2011 incentive compensation in accordance with their compensation arrangements.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 535,135 shares were repurchased prior to 2012 at an average price of $18.64 per share, or $10.0 million. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price and other factors.

10.           Commitments and Contingencies

Litigation

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2011. There were no material developments during the first three months of 2012 in connection with the identified legal proceeding pending at December 31, 2011.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2012, would not be material to the Company’s financial position or annual results of operations.

Contingent Consideration Related to Acquisitions

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2012, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.4 percent.

The following table summarizes the contingent consideration as of March 31, 2012 (in thousands):

Acquisition	Estimated Payments		Fair Value of Estimated Payments
Schwintek products	$13,885	(a)	$11,056
Level-UpTM six-point leveling system	3,230	(b)	2,338
Other acquired products	1,272	(c)	1,035
Total	$18,387		$14,429

(a)
Contingent consideration for three of the four products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the four products acquired have a combined remaining maximum contingent consideration of $12.7 million, of which the Company estimates $11.4 million will be paid. Other than expiration of the contingent consideration period, the remaining products have no maximum contingent consideration.

(b)	Other than expiration of the contingent consideration period in February 2016, these products have no maximum contingent consideration.

(c)
Contingent consideration expires at various dates through October 2025. Certain of these products have a combined maximum of $3.0 million, while the remaining products have no maximum contingent consideration.

As required, the liability for this contingent consideration is measured quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods.

In the first quarter of 2012, the net impact of the quarterly measurement and accretion of the liability was an expense recorded in selling, general, and administrative expenses of $0.2 million, while in the first quarter of 2011 the net impact was a reduction in selling, general, and administrative expenses of $0.1 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$14,561
Acquisitions	-
Payments	(354)
Accretion	481
Fair value adjustments	(259)
Balance at March 31, 2012	14,429
Less current portion in accrued expenses and other current liabilities	4,823
Total long-term portion in other long-term liabilities	$9,606

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

11.           Fair Value Measurements

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

Recurring

Certain assets and liabilities are recorded at fair value on a recurring basis each quarter. The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at (in thousands):

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$3,654	$3,654	$-	$-	$2,564	$2,564	$-	$-
Total assets	$3,654	$3,654	$-	$-	$2,564	$2,564	$-	$-

Liabilities
Contingent consideration related to acquisitions	$14,429	$-	$-	$14,429	$14,561	$-	$-	$14,561
Deferred compensation	5,740	5,740	-	-	4,468	4,468	-	-
Unrealized loss on derivative instruments	219	-	219	-	436	-	436	-
Total liabilities	$20,388	$5,740	$219	$14,429	$19,465	$4,468	$436	$14,561

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Compensation
Deferred compensation assets and liabilities were valued using a market approach based on the quoted market prices of identical instruments.

Contingent Consideration Related to Acquisitions
Liabilities for contingent consideration related to acquisitions were valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next five years, the Company’s long-term sales growth forecasts averaged approximately 40 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Changes in either of the inputs in isolation would result in a change in the fair value measurement. A change in the assumptions used for sales forecasts would result in a directionally similar change in the fair value liability, while a change in the weighted average cost of capital would result in a directionally opposite change in the fair value liability. If there is an increase in the fair value liability, the Company would record a charge to selling, general and administrative expenses, and if there is a decrease in the fair value liability, the Company would record a benefit in selling, general and administrative expenses.

Derivative Instruments
In September 2011, the Company entered into derivative instruments for 3 million pounds of aluminum, approximately 10 percent of the Company’s anticipated aluminum purchases in 2012, in order to manage a portion of the exposure to movements associated with aluminum costs. During the first quarter of 2012, the first three of such derivative instruments, or 750,000 pounds, were settled at a loss of $0.1 million. While the remaining derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These remaining derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Condensed Consolidated Statements of Income, with the corresponding liability recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-recurring

Certain assets and liabilities are measured at the lower of cost or fair value on a non-recurring basis. The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Carrying Value	Non-Recurring Losses/(Gain)	Carrying Value	Non-Recurring Losses/(Gain)
Assets
Vacant owned facilities	$10,324	$265	$11,452	$-
Other intangible assets	642	600	-	-
Net assets of acquired businesses	1,095	-	6,297	-
Total assets	$12,061	$865	$17,749	$-
Liabilities
Vacant leased facilities	$32	$(156)	$1,069	$86
Total liabilities	$32	$(156)	$1,069	$86

Vacant Owned Facilities
During the first quarter of 2012, the Company reviewed the recoverability of the carrying value of seven vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate. At March 31, 2012, the fair value of two of these vacant owned facilities did not exceed their carrying value, therefore an impairment charge of $0.3 million was recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income. At March 31, 2012, the vacant owned facilities had an estimated combined fair value of $13.2 million. Six of these facilities were classified in fixed assets in the Condensed Consolidated Balance Sheets and the other facility, which was sold on April 4, 2012 for $2.0 million, was classified in other assets. The Company has leased to third parties four of these owned facilities with a combined carrying value of $8.2 million, for one to five year terms, for a combined rental income of $0.1 million per month. Each of these four leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value.

During the first quarter of 2011, the fair value of these vacant owned facilities exceeded their carrying value, therefore no impairment charges were recorded.

Other Intangible Assets
During the first quarter of 2012, the Company reviewed the recoverability of amortizable intangible assets associated with an acquired patent. Based on the analyses, the carrying value of these intangible assets exceeded the undiscounted cash flows expected to be generated. As a result, the Company was required to determine the fair value of these intangible assets. Fair value was determined based on the present value of internal cash flow estimates. The resulting fair value of these intangible assets was $0.6 million below the carrying value, therefore the Company recorded a non-cash impairment charge of $0.6 million, of which $0.5 million was recorded in cost of sales in the Condensed Consolidated Statements of Income. If future sales of this product are lower than management’s projections, further impairments could be recorded.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net Assets of Acquired Businesses
The Company valued the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company used different valuation techniques in determining the fair value. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and liabilities, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Vacant Leased Facilities
The Company recorded a gain of $0.2 million in selling, general and administrative expenses in the Condensed Consolidated Statements of Income in the first quarter of 2012 due to the early termination of leases of vacant facilities by the lessor. In the first quarter of 2011, the Company recorded a charge of $0.1 million in selling, general and administrative expenses in the Condensed Consolidated Statements of Income related to the exit from leased facilities.

12.           New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance expands required disclosures, including the reasons for and amounts of all transfers in and out of Levels 1 and 2 fair value measurements, and for Level 3 fair value measurements adds (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes used, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. This guidance was effective for interim or annual periods beginning after December 15, 2011. The adoption of the guidance had no impact on the Company’s financial statements other than additional disclosures.

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a significant impact on the Company’s financial statements.

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

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At March 31, 2012, the Company operated 29 plants in the United States.

The RV Segment, which accounted for 87 percent of consolidated net sales for the three months ended March 31, 2012 and 84 percent of the annual consolidated net sales for 2011, manufactures a variety of products used primarily in the production of RVs, including:

●	Towable steel chassis	●	Aluminum windows and screens
●	Towable axles and suspension solutions	●	Chassis components
●	Slide-out mechanisms and solutions	●	Furniture and mattresses
●	Thermoformed bath, kitchen and other products	●	Entry, baggage, patio and ramp doors
●	Entry steps	●	Awnings
●	Manual, electric and hydraulic stabilizer and leveling systems	●	Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Nearly 90 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry in 2011.

The MH Segment, which accounted for 13 percent of consolidated net sales for the three months ended March 31, 2012 and 16 percent of the annual consolidated net sales for 2011, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Because of fluctuations in RV dealer inventories, and volatile economic conditions, current and future seasonal industry trends are likely to be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 11 percent in the first quarter of 2012 to 60,400 units compared to the first quarter of 2011, as a result of:

•	An estimated 6 percent increase in retail demand in the first quarter of 2012 to 35,300 units, as compared to the same period of 2011.
•	RV dealers seasonally increasing inventory levels by an estimated 25,100 units in the first quarter of 2012, in anticipation of strong retail demand in the upcoming Spring and Summer selling seasons.

In anticipation of continued strong retail demand in the Spring and Summer selling seasons, RV dealers across the U.S. and Canada added an estimated aggregate of 40,800 travel trailer and fifth-wheel RVs to their inventories between October 2011 and March 2012, more than the 31,500 units added during the same period a year earlier. Although dealer inventories seasonally increased in this six-month period more than the seasonal increase in the same six-month period a year earlier, most analysts believe dealer inventories are appropriate heading into the 2012 Spring selling season.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Industry-wide retail sales of travel trailer and fifth-wheel RVs increased by an estimated 6 percent in the first quarter of 2012 despite continued concerns about high unemployment and slower economic growth in the U.S.

A comparison of the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting increase or (decrease) in dealer inventories, for both the United States and Canada, is as follows:

	Wholesale Change	Retail Change		Unit Impact on Dealer Inventories
Quarter ended March 31, 2012	11%	6	%(est.)	25,100	(est.)
Quarter ended March 31, 2011	10%	7%		20,700
Year ended December 31, 2011	7%	6%		15,500
Year ended December 31, 2010	44%	13%		13,200

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In February 2012, the RVIA projected a 6 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2012, to 226,200 units. While production over the last six months was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and original equipment manufacturers (“OEMs”) would need to adjust their production levels in future months. Although future retail demand is still uncertain, reports of increased traffic and sales at consumer RV shows over recent months and steady consumer confidence over the last few months are encouraging signs for the RV industry. The Company is also encouraged that several key customers have expressed their optimism by announcing expansion projects to increase capacity. Retail sales in the traditionally strong Spring selling season will be a key indicator of consumer demand for RVs in 2012.

Ultimately, industry-wide retail sales, and therefore production levels of RVs will depend to a significant extent on the course of the economy. The Company remains confident in its ability to exceed industry growth rates, through new products, market share gains, acquisitions and ongoing investments in quality and in customer service.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for the first three months of 2012, industry-wide wholesale shipments of manufactured homes were 12,800 units, an increase of 32 percent compared to the first quarter of 2011. The month of March 2012 was the eighth consecutive month of increases in industry-wide production. Over this eight month period, excluding an estimated 2,000 homes purchased by FEMA, the increase in industry-wide production has averaged 32 percent.

The manufactured housing industry has been in decline for over a decade, although the need for affordable housing may be gaining momentum. However, because of the current real estate and economic environment, including the availability of foreclosed site built homes at abnormally low prices, historically low consumer confidence, high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, and the current retail and wholesale credit markets, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act which regulate financial transactions could make certain types of mortgages historically used to finance the purchase of manufactured homes more difficult to obtain. If this law remains unchanged, industry sales of manufactured homes could decline significantly.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. During 2011, multi-section homes were 51 percent of the total manufactured homes produced, down from 59 percent and 63 percent in 2010 and 2009, respectively. During 2011, industry-wide shipments of single-section homes increased 24 percent, while multi-section homes declined 11 percent, both compared to 2010. This trend towards smaller single-section homes has continued in the first quarter of 2012. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable multi-section manufactured home as many had done historically.

The Company believes that long-term growth prospects for manufactured housing may be positive because of (i) the quality and affordability of the home, (ii) favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home.

RESULTS OF OPERATIONS

Net sales and operating profit were as follows for the three months ended March 31, (in thousands):

	2012	2011
Net sales:
RV Segment	$195,555	$146,229
MH Segment	27,997	22,604
Total net sales	$223,552	$168,833

Operating profit:
RV Segment	$16,781	$15,301
MH Segment	3,131	2,224
Total segment operating profit	19,912	17,525
Corporate	(2,308)	(2,097)
Accretion related to contingent consideration	(481)	(474)
Other non-segment items	250	589
Total operating profit	$17,373	$15,543

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Highlights

▪
Net sales in the 2012 first quarter reached an all-time quarterly record of $224 million, an increase of 32 percent from the $169 million in the first quarter of 2011. Net sales of the Company’s RV Segment in the first quarter of 2012 increased 34 percent compared to an 11 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs. Net sales of the Company’s Manufactured Housing Segment increased 24 percent compared to a 32 percent increase in industry-wide production of manufactured homes.

Because of fluctuations in RV dealer inventories, and volatile economic conditions, current and future seasonal industry trends are likely to be different than in prior years.

▪
The Company’s net sales for the month of April 2012 were $80 million, a 34 percent increase from the month of April 2011. Excluding the impact of acquisitions, Drew’s net sales for April 2012 were up approximately 22 percent. Initial sales orders for May have remained strong.

▪
For the first quarter of 2012, the Company reported net income of $11.1 million, ($0.49 per diluted share), an 18 percent increase over net income of $9.4 million ($0.42 per diluted share) reported in the first quarter of 2011.

•
The Company’s operating margin improved in the first quarter of 2012 compared to the fourth quarter of 2011, which was impacted by higher material costs, higher production costs in one product line, and start-up and acquisition-related integration costs, which reduced fourth quarter 2011 net income by $2.7 million, or $0.12 per diluted share. The aggregate impact of these items on net income declined to about $1.2 million, or $0.05 per diluted share, in the first quarter of 2012, and the Company expects continued improvements in the second quarter.

•
As a result of the greater than expected increase in demand in the 2012 first quarter, the Company incurred additional labor, overtime, and related costs, which adversely impacted net income by approximately $0.9 million or $0.04 per diluted share. These higher labor, overtime, and related costs are expected to improve during the second quarter of 2012.

▪
On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the next three years.

▪
In late 2011, the Company launched an aluminum extrusion operation. Production began in the fourth quarter of 2011 with one extrusion press, and in the first quarter of 2012, the Company began production on its second aluminum extrusion line. The Company expects a third line to be in production before the end of the 2012 second quarter. The Company expects to produce most of its aluminum extrusion needs in-house at a cost savings.

▪
After investing over $52 million for six acquisitions and $30 million in capital expenditures over the fifteen months ended March 31, 2012, the Company was debt-free and had $4 million in cash, along with significant borrowing capacity. The Company remains well-positioned to continue to take advantage of investment opportunities to further improve our results.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RV Segment – First Quarter

Net sales of the RV Segment in the first quarter of 2012 increased 34 percent compared to the first quarter of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
RV OEMs:
Travel Trailers and Fifth-Wheels	$170,924	$132,223	29%
Motorhomes	5,952	4,624	29%
RV Aftermarket	3,990	3,969	1%
Adjacent Industries	14,689	5,413	171%
Total RV Segment net sales	$195,555	$146,229	34%

According to the RVIA, industry-wide wholesale shipments for the three months ended March 31, were:

	2012	2011	Change
Travel Trailer and Fifth-Wheel RVs	60,400	54,200	11%
Motorhomes	6,900	6,900	0%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs outperformed the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the acquisitions completed during the twelve months ended March 31, 2012, which added $15 million in net sales, as well as sales price increases of $5 million and market share gains of $3 million.

The Company’s net sales growth in components for motorhomes exceeded the increase in industry-wide wholesale shipments of motorhomes primarily due to acquisitions. Excluding the impact of acquisitions, which added $2 million in net sales during the first quarter of 2012, the Company’s net sales of components for motorhomes declined 12 percent, primarily because of the loss of market share by certain of the Company’s motorhome customers. However, in the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains of $4 million and acquisitions which added $5 million in net sales during the first quarter of 2012. The Company believes there are significant opportunities in these adjacent industries. One of the acquisitions completed during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team added earlier in 2011, are expected to accelerate the Company’s growth in these adjacent industries.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to RV OEMs for the different types of RVs produced for the twelve months ended March 31, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

Content per:	2012	2011	Change
Travel Trailer and Fifth-Wheel RVs	$2,489	$2,196	13%
Motorhomes	$692	$647	7%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket, and sales to adjacent industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products. In the first quarter of 2012, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries. There was no change in total reported net sales for the RV Segment, and all prior periods have also been refined for consistency.

Operating profit of the RV Segment was $16.8 million in the first quarter of 2012, an increase of $1.5 million compared to the first quarter of 2011. This increase in RV Segment operating profit was less than the Company’s expected 20 percent incremental margin.

The operating margin of the RV Segment in the first quarter of 2012 was negatively impacted by:

•
Start-up and integration costs associated with the acquisitions completed in 2011, as well as the new aluminum extrusion operation and the new RV awning product line. These costs improved in the first quarter of 2012, as compared to the fourth quarter of 2011, and are expected to continue to improve.

•	Higher than usual production costs in one product line, although such costs were less than was incurred in the fourth quarter of 2011. Continued improvement is expected.

•
Additional labor, overtime and related costs due to the higher than expected surge in sales. These costs are expected to improve in the second quarter of 2012 as many recently hired employees become fully trained and more efficient.

•
Higher fixed selling, general & administrative costs, including amortization, largely related to the acquisitions completed in 2011, the investment in sales teams for the aftermarket and adjacent industries, and to meet the increased sales demand. The Company expects continued increases on the returns on these investments.

•	Higher workers compensation insurance, repairs and supplies expenses.

Partially offset by:

•
Improved raw material costs.  Raw material costs, in particular steel and aluminum, increased monthly during the first half of 2011. In response, the Company implemented sales price increases, although such sales price increases did not fully offset the impact of the raw material cost increases. In the second half of 2011, raw material costs declined somewhat, however not to the levels at the end of 2010. In 2012, raw material costs have continued to fluctuate, but not to the extent of volatility experienced throughout 2011.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $49 million larger sales base.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
MH Segment – First Quarter

Net sales of the MH Segment in the first quarter of 2012 increased 24 percent compared to the same period of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
Manufactured Housing OEMs	$18,712	$14,850	26%
Manufactured Housing Aftermarket	4,269	3,990	7%
Adjacent Industries	5,016	3,764	33%
Total MH Segment net sales	$27,997	$22,604	24%

According to the IBTS, industry-wide wholesale shipments for the three months ended March 31, were:

	2012	2011	Change
Total Homes Produced	12,800	9,700	32%
Total Floors Produced	19,400	15,100	28%

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments, primarily because of a reduction in the average size of the home produced.  The Company has less content in smaller homes. Net sales in the first quarter of 2012 included $1 million from acquisitions.

Net sales to adjacent industries increased due to acquisitions and market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket, and expects growth to accelerate due to the increased focus provided by the Company’s new sales teams added in 2011.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the twelve months ended March 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2012	2011	Change
Content per Home Produced	$1,480	$1,388	7%
Content per Floor Produced	$978	$869	13%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket, and sales to adjacent industries. Content per manufactured home and content per floor are impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products. In the first quarter of 2012, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries. There was no change in total reported net sales for the MH Segment, and all prior periods have also been refined for consistency.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating profit of the MH Segment was $3.1 million in the first quarter of 2012, an increase of $0.9 million compared to the first quarter of 2011, primarily due to the $5 million increase in net sales. This increase in MH Segment operating profit was 17 percent of the increase in net sales, consistent with the Company’s target 20 percent incremental margin for established products.

Corporate

Corporate expenses for the first quarter of 2012 increased $0.2 million compared to the first quarter of 2011, primarily due to higher professional fees.

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items for the three months ended March 31, (in thousands):

	2012	2011
Contingent consideration fair value adjustments(1)	$266	$581
Other expense, net	(16)	8
Total other non-segment items – income (expense)	$250	$589

(1)
In connection with certain of the acquisitions completed over the last few years, on a quarterly basis the Company is required to measure the fair value of the liability for estimated contingent consideration payments based upon the projected timing and extent of future sales, as well as the weighted average cost of capital. Depending upon the weighted average cost of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods.

Income Taxes

The income tax rate for the 2012 first quarter of 35.7 percent was lower than the 2011 first quarter rate of 39.4 percent due primarily to the expiration of certain federal tax statute of limitations. The Company expects the effective tax rate for the full year 2012 to be approximately 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the three months ended March 31, (in thousands):

	2012	2011
Net cash flows provided by operating activities	$3,160	$3,083
Net cash flows used for investing activities	(6,823)	(5,434)
Net cash flows provided by financing activities	620	199
Net decrease in cash	$(3,043)	$(2,152)

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Operations

Net cash flows from operating activities in the first three months of 2012 were consistent with the first three months of 2011. Significant changes in the components of cash flows from operations were a result of:

•
A $10.6 million improvement in inventories due to a decrease in inventories of $3.9 million in the first three months of 2012 compared to a $6.7 million increase in inventories in the first three months of 2011. The reduction in the first three months of 2012 was primarily due to the higher than expected surge in sales in the first three months of 2012, while the first three months of 2011 saw a more typical seasonal increase in inventory, as well as an increase in raw material costs. The inventory reduction in the first quarter of 2012 of $3.9 million follows a reduction of $5.7 million in the fourth quarter of 2011. Inventory turnover for the twelve months ended March 31, 2012 improved to 6.5 turns from 6.2 turns for the full year 2011, and 6.4 turns for the twelve months ended March 31, 2011. Based on current RV and manufactured housing industry demand, the Company believes the present inventory levels can be reduced relative to sales, and the Company is working to improve inventory turns on a sustainable basis.

•	A $1.7 million increase in net income in the first three months of 2012 compared to the first three months of 2011.

Partially offset by:

•
An increase in accounts payable and accrued expenses and other liabilities in the first three months of 2012, which was $9.7 million less than the increase in the first three months of 2011, primarily due to the timing of payments for inventory. In addition, accrued expenses and other liabilities increased in the first quarter of 2012 due to the increase in sales, production and earnings.

•
A seasonal increase in accounts receivable in the first three months of 2012, which was $4.6 million more than the seasonable increase in the first three months of 2011, due to higher sales in the month of March 2012 as compared to March 2011. Accounts receivable balances remain current, with only 21 days sales outstanding at March 31, 2012.

In September 2011, the Company entered into derivative instruments for 3 million pounds of aluminum, approximately 10 percent of the Company’s anticipated aluminum purchases in 2012, in order to manage a portion of the exposure to movements associated with aluminum costs. During the first quarter of 2012, the first three of such derivative instruments, or 750,000 pounds, were settled at a loss of $0.1 million. While the remaining derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. The remaining derivative instruments will be settled on a monthly basis throughout 2012.

Depreciation and amortization was $6.4 million in the first three months of 2012, and is expected to aggregate $23 million for the full year 2012. Non-cash stock-based compensation was $1.5 million in the first three months of 2012, including $0.2 million for 2011 incentive compensation in lieu of cash, and is expected to be $6 million to $7 million for the full year 2012.

Cash Flows from Investing Activities

Cash flows used for investing activities for the first three months of 2012 included capital expenditures of $5.7 million. Over the past year, in order to better serve its customers, the Company has invested heavily in both capacity expansion and cost reduction opportunities, adding nearly 600,000 square feet of production space. Estimates for the full year 2012 are that capital expenditures will be $18 million to $20 million, including $5 million for the aluminum extrusion operation started in the fourth quarter of 2011, of which $2.6 million was incurred in the first quarter of 2012. The 2012 capital expenditures are expected to be funded by cash flows from operations. Additional capital expenditures may be required in 2012 depending on the extent of sales growth and other initiatives by the Company.

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

Cash flows used for investing activities of $5.4 million in the first three months of 2011 included the acquisition of Home-Style for $7.3 million and capital expenditures of $3.1 million, partially offset by $5.0 million received from the maturity of U.S. Treasury Bills classified as short-term investments.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities for the three months ended March 31, 2012 and 2011. At March 31, 2012 the Company had no outstanding debt and $3.5 million of cash. However, due to the seasonal increase in working capital, the Company had to borrow from time to time under its line of credit, with such borrowings reaching a high of $16.2 million during the first three months of 2012. Due to the seasonal nature of the business, the Company may need to borrow from time to time during the balance of 2012.

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay contingent consideration to the sellers. The Company has recorded a $14.4 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2012. During the first quarter of 2012, the Company paid $0.4 million related to these contingent consideration liabilities. For further information see Note 10 of the Notes to Condensed Consolidated Financial Statements.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2012 and 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2012 and 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At March 31, 2012, the Company had $3.3 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $46.7 million at March 31, 2012.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At March 31, 2012 there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. As a result, the remaining availability under these facilities was $193.5 million at March 31, 2012. The Company believes this availability, together with the $3.5 million in cash at March 31, 2012, is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for 2012.

Pursuant to the Credit Agreement and “shelf-loan” facility, at March 31, 2012 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2012, the Company was in compliance with all such requirements, and expects to remain in compliance during the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 535,135 shares were repurchased prior to 2012 at an average price of $18.64 per share, or $10.0 million. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price and other factors.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increase in its labor costs in the first three months of 2012 related to inflation.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance expands required disclosures, including the reasons for and amounts of all transfers in and out of Levels 1 and 2 fair value measurements, and for Level 3 fair value measurements adds (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes used, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. This guidance was effective for interim or annual periods beginning after December 15, 2011. The adoption of the guidance had no impact on the Company’s financial statements other than additional disclosures.

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a significant impact on the Company’s financial statements.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, accounts receivable, inventories, notes receivable, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, changes in zoning regulations for manufactured homes, sales declines in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the successful integration of recent acquisitions, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of products for which we sell our components.

DREW INDUSTRIES INCORPORATED

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2012, the Company had no outstanding borrowings.

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

b)   Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, over the next few quarters, the Company plans to convert systems used by recently acquired businesses to its existing ERP software and business processes.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2011. There were no material developments during the first three months of 2012 in connection with the identified legal proceeding pending at December 31, 2011.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2012, would not be material to the Company’s financial position or annual results of operations.

Item 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2012, except as noted below.

The loss of any of our key operating management could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations.

We are dependent to a significant extent upon the efforts of our key operating management. The loss of the services of one or more of our key operating management could impair our ability to execute our business strategy, which would have a material adverse effect on our business, financial condition and results of operations. In February and April 2012, we entered into employment and compensation agreements with four key executives for 2012 - 2014, which replaced recently expired arrangements.

Item 6 – EXHIBITS

a)	Exhibits as required by item 601 of Regulation S-K:

1)	31.1 Certification of Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit 31.1 is filed herewith.

2)	31.2 Certification of Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934. Exhibit 31.2 is filed herewith.

3)	32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.1 is filed herewith.

4)	32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Exhibit 32.2 is filed herewith.

5)	101.INS XBRL Instance Document

6)	101.SCH XBRL Taxonomy Extension Schema Document

7)	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

8)	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

9)	101. LAB XBRL Taxonomy Extension Label Linkbase Document

10)	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

DREW INDUSTRIES INCORPORATED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREW INDUSTRIES INCORPORATED
Registrant

By	/s/ Joseph S. Giordano III
Joseph S. Giordano III
Chief Financial Officer and Treasurer
May 9, 2012