Form 10-Q
period 2012-06-30
DREW INDUSTRIES INC
filed 2012-08-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2012

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
Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,309,243 shares of common stock as of July 31, 2012.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I –  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share amount)

Net sales	$474,566	$354,881	$251,014	$186,048
Cost of sales	383,320	274,943	204,591	143,989
Gross profit	91,246	79,938	46,423	42,059
Selling, general and administrative expenses	54,905	46,485	27,455	24,149
Operating profit	36,341	33,453	18,968	17,910
Interest expense, net	130	119	56	61
Income before income taxes	36,211	33,334	18,912	17,849
Provision for income taxes	13,387	12,982	7,204	6,884
Net income	$22,824	$20,352	$11,708	$10,965

Net income per common share:
Basic	$1.02	$0.91	$0.52	$0.49
Diluted	$1.01	$0.91	$0.52	$0.49

Weighted average common shares outstanding:
Basic	22,479	22,244	22,516	22,270
Diluted	22,686	22,417	22,731	22,458

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2012	2011	2011
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$42,514	$36,774	$6,584
Accounts receivable, net	50,900	44,050	22,620
Inventories	91,413	83,556	92,052
Deferred taxes	10,125	12,143	10,125
Prepaid expenses and other current assets	9,631	6,163	6,187
Total current assets	204,583	182,686	137,568
Fixed assets, net	99,342	85,308	95,050
Goodwill	21,177	8,600	20,499
Other intangible assets, net	73,986	58,433	79,059
Deferred taxes	14,496	15,385	14,496
Other assets	5,618	3,969	4,411
Total assets	$419,202	$354,381	$351,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$44,372	$27,377	$15,742
Accrued expenses and other current liabilities	48,665	39,101	36,169
Total current liabilities	93,037	66,478	51,911
Other long-term liabilities	21,305	20,279	21,876
Total liabilities	114,342	86,757	73,787

Stockholders’ equity
Common stock, par value $.01 per share	250	247	248
Paid-in capital	89,127	83,799	84,389
Retained earnings	244,950	212,419	222,126
Stockholders’ equity before treasury stock	334,327	296,465	306,763
Treasury stock, at cost	(29,467)	(28,841)	(29,467)
Total stockholders’ equity	304,860	267,624	277,296
Total liabilities and stockholders’ equity	$419,202	$354,381	$351,083

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
(In thousands)

Cash flows from operating activities:
Net income	$22,824	$20,352
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,361	10,016
Stock-based compensation expense	3,069	2,209
Deferred taxes	-	385
Other non-cash items	1,131	162
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(28,280)	(31,160)
Inventories	1,227	(12,623)
Prepaid expenses and other assets	(4,642)	(1,926)
Accounts payable	28,630	16,026
Accrued expenses and other liabilities	12,241	6,965
Net cash flows provided by operating activities	48,561	10,406

Cash flows from investing activities:
Capital expenditures	(13,154)	(10,543)
Acquisitions of businesses	(1,473)	(7,250)
Proceeds from maturity of short-term investments	-	5,000
Other investing activities	2,075	142
Net cash flows used for investing activities	(12,552)	(12,651)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	1,471	504
Proceeds from line of credit borrowings	37,702	-
Repayments under line of credit borrowings	(37,702)	-
Payment of contingent consideration related to acquisitions	(1,550)	(224)
Other financing activities	-	(141)
Net cash flows (used for) provided by financing activities	(79)	139

Net increase (decrease) in cash	35,930	(2,106)

Cash and cash equivalents at beginning of period	6,584	38,880
Cash and cash equivalents at end of period	$42,514	$36,774

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$216	$138
Income taxes, net of refunds	$12,582	$12,558

The accompanying notes are an integral part of these financial statements

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)
December 31, 2011	$248	$84,389	$222,126	$(29,467)	$277,296
Net income	-	-	22,824	-	22,824
Issuance of 165,973 shares of common stock pursuant to stock options and deferred stock units	2	1,382	-	-	1,384
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	-	87	-	-	87
Stock-based compensation expense	-	3,069	-	-	3,069
Issuance of 7,548 deferred stock units relating to prior year compensation	-	200	-	-	200
Balance - June 30, 2012	$250	$89,127	$244,950	$(29,467)	$304,860

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.              Segment Reporting

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 87 percent and 86 percent of consolidated net sales for the six month periods ended June 30, 2012 and 2011, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 85 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 13 percent and 14 percent of consolidated net sales for the six month periods ended June 30, 2012 and 2011, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Information relating to segments follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net sales:
RV Segment:
RV OEMs:
Travel Trailer and Fifth-Wheels	$351,934	$269,800	$183,855	$139,148
Motorhomes	14,192	8,940	8,240	4,316
RV Aftermarket	9,359	8,061	5,369	4,092
Adjacent Industries	38,501	16,627	20,967	9,643
Total RV Segment net sales	413,986	303,428	218,431	157,199
MH Segment:
Manufactured Housing OEMs	40,490	34,625	21,778	19,775
Manufactured Housing Aftermarket	8,740	8,439	4,471	4,449
Adjacent Industries	11,350	8,389	6,334	4,625
Total MH Segment net sales	60,580	51,453	32,583	28,849
Total net sales	$474,566	$354,881	$251,014	$186,048

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating profit:
RV Segment	$34,264	$32,625	$17,483	$17,324
MH Segment	7,161	5,177	4,030	2,953
Total segment operating profit	41,425	37,802	21,513	20,277
Corporate	(4,524)	(4,043)	(2,216)	(1,946)
Accretion related to contingent consideration	(920)	(949)	(432)	(474)
Other non-segment items	360	643	103	53
Total operating profit	$36,341	$33,453	$18,968	$17,910

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total
Accumulated cost – December 31, 2011	$10,025	$61,001	$71,026
Accumulated impairment – December 31, 2011	(9,251)	(41,276)	(50,527)
Net balance – December 31, 2011	774	19,725	20,499
Acquisitions – 2012	-	678	678
Net balance – June 30, 2012	$774	$20,403	$21,177

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the six months ended June 30, 2012.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2012 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,105	$15,707	$34,398	3	to	16
Patents	45,930	12,629	33,301	2	to	19
Tradenames	7,959	3,913	4,046	5	to	15
Non-compete agreements	4,121	1,880	2,241	3	to	7
Other intangible assets	$108,115	$34,129	$73,986

Other intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,645	$14,483	$36,162	3	to	16
Patents	46,139	10,651	35,488	2	to	19
Tradenames	8,069	3,408	4,661	5	to	15
Non-compete agreements	4,136	1,388	2,748	3	to	7
Other intangible assets	$108,989	$29,930	$79,059

At June 30, 2012, other intangible assets included $2.2 million related to the Company’s marine and leisure operation, which sells trailers and related axles primarily for hauling small and medium-sized boats. Compared to a few years ago, industry shipments of small and medium-sized boats have declined significantly. From time to time, throughout the last few years, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A further downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.           Cash and Investments

Cash and investments consisted of the following at (in thousands):

	June 30,		December 31,
	2012	2011	2011

Cash in banks	$42,514	$31,772	$6,584
Money Market – Wells Fargo	-	5,002	-
Cash and investments	$42,514	$36,774	$6,584

5.           Inventories

Inventories consisted of the following at (in thousands):

	June 30,		December 31,
	2012	2011	2011
Raw materials	$73,023	$72,367	$77,066
Work in process	4,239	2,181	3,224
Finished goods	14,151	9,008	11,762
Total	$91,413	$83,556	$92,052

6.           Fixed Assets

Fixed assets consisted of the following at (in thousands):

	June 30,		December 31,
	2012	2011	2011
Fixed assets, at cost	$198,566	$176,685	$189,084
Less accumulated depreciation and amortization	99,224	91,377	94,034
Fixed assets, net	$99,342	$85,308	$95,050

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	June 30,		December 31,
	2012	2011	2011
Employee compensation and benefits	$20,683	$18,056	$14,258
Warranty	7,490	4,860	5,882
Sales rebates	5,647	3,878	3,337
Contingent consideration related to acquisitions	4,668	1,675	3,292
Other	10,177	10,632	9,400
Accrued expenses and other current liabilities	$48,665	$39,101	$36,169

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

	June 30,
	2012	2011
Balance at beginning of period	$8,640	$5,892
Provision for warranty expense	5,505	3,425
Warranty liability from acquired businesses	89	90
Warranty costs paid	(3,570)	(2,166)
Total accrued warranty	10,664	7,241
Less long-term portion	3,174	2,381
Current accrued warranty	$7,490	$4,860

8.           Long-Term Indebtedness

The Company had no debt outstanding at June 30, 2012 and 2011, and December 31, 2011.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2012), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2012) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At June 30, 2012, the Company had $3.0 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.0 million at June 30, 2012.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At June 30, 2012, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2012. The remaining availability under these facilities was $197.0 million at June 30, 2012. The Company believes this availability, together with the $42.5 million in cash at June 30, 2012, is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for the next twelve months.

Pursuant to the Credit Agreement and “shelf-loan” facility at June 30, 2012, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2012, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

 Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

9.           Stockholders’ Equity

The following table summarizes information about the Common Stock at (in thousands):

	June 30,		December 31,
	2012	2011	2011

Common stock authorized	30,000	30,000	30,000
Common stock issued	24,992	24,730	24,826
Treasury stock	2,684	2,651	2,684

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Weighted average shares outstanding for basic earnings per share	22,479	22,244	22,516	22,270
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	207	173	215	188
Weighted average shares outstanding for diluted earnings per share	22,686	22,417	22,731	22,458

The weighted average diluted shares outstanding for the six months ended June 30, 2012 and 2011, excludes the effect of 671,550 and 1,334,840 shares of common stock subject to stock options, respectively, and the three months ended June 30, 2012 and 2011 excludes the effect of 668,550 and 1,193,140 stock options, respectively, because including such shares in the calculation of total diluted shares would have been anti-dilutive.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 535,135 shares were repurchased prior to 2012 at an average price of $18.64 per share, or $10.0 million. No shares have been purchased in 2012. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

10.           Commitments and Contingencies

Litigation

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2011. On June 7, 2012, the United States Court of Appeals for the Ninth Circuit unanimously affirmed the decision of the United States District Court, Central District of California, which had granted Kinro’s motion for summary judgment dismissing all claims against Kinro asserted by Plaintiffs.  Consequently, the litigation is terminated.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2012, would not be material to the Company’s financial position or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingent Consideration Related to Acquisitions

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2012, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.0 percent.

The following table summarizes the contingent consideration as of June 30, 2012 (in thousands):

Acquisition	Estimated Payments		Fair Value of Estimated Payments
Schwintek products	$13,288	(a)	$10,876
Level-UpTM six-point leveling system	2,929	(b)	2,112
Other acquired products	1,089	(c)	888
Total	$17,306		$13,876

(a)
Contingent consideration for three of the four products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the four products acquired have a combined remaining maximum contingent consideration of $12.7 million, of which the Company estimates $11.7 million will be paid. Other than expiration of the contingent consideration period, the remaining products have no maximum contingent consideration.

(b)	Other than expiration of the contingent consideration period in February 2016, these products have no maximum contingent consideration.

(c)
Contingent consideration expires at various dates through October 2025. Certain of these products have a combined maximum of $3.4 million, while the remaining products have no maximum contingent consideration.

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

In the first six months of 2012 and 2011, the net impact of the quarterly measurement and accretion of the liability was an expense recorded in selling, general, and administrative expenses of $0.8 million and $0.3 million, respectively.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$14,561
Acquisitions	67
Payments	(1,550)
Accretion	920
Fair value adjustments	(122)
Balance at June 30, 2012	13,876
Less current portion in accrued expenses and other current liabilities	4,668
Total long-term portion in other long-term liabilities	$9,208

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recurring

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at (in thousands):

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$3,468	$3,468	$-	$-	$2,564	$2,564	$-	$-
Total assets	$3,468	$3,468	$-	$-	$2,564	$2,564	$-	$-

Liabilities
Contingent consideration related to acquisitions	$13,876	$-	$-	$13,876	$14,561	$-	$-	$14,561
Deferred compensation	5,837	5,837	-	-	4,468	4,468	-	-
Unrealized loss on derivative instruments	431	-	431	-	436	-	436	-
Total liabilities	$20,144	$5,837	$431	$13,876	$19,465	$4,468	$436	$14,561

Deferred Compensation
Deferred compensation assets and liabilities were valued using a market approach based on the quoted market prices of identical instruments.

Contingent Consideration Related to Acquisitions
Liabilities for contingent consideration related to acquisitions were valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next five years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 40 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

Derivative Instruments
At June 30, 2012, the Company had derivative instruments for 8.1 million pounds of aluminum, approximately 25 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire between July 2012 and September 2013, at an average mid-west aluminum price of $1.03 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Condensed Consolidated Statements of Income, with the corresponding liability recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. During the first six months of 2012, derivative instruments for 1.5 million pounds were settled at a loss of $0.2 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the (in thousands):

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses
Assets
Vacant owned facilities	$7,392	$282	$11,327	$-
Other intangible assets	642	600	-	-
Net assets of acquired businesses	1,345	-	6,297	-
Total assets	$9,379	$882	$17,624	$-

Liabilities
Vacant leased facilities	$13	$10	$926	$172
Total liabilities	$13	$10	$926	$172

Vacant Owned Facilities
During the first six months of 2012, the Company reviewed the recoverability of the carrying value of seven vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate. During the first six months of 2012, the fair value of two of these vacant owned facilities did not exceed their carrying value, therefore an impairment charge of $0.3 million was recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income. At June 30, 2012, the remaining five vacant owned facilities, with an estimated combined fair value of $10.1 million, were classified in fixed assets in the Condensed Consolidated Balance Sheets. During the second quarter of 2012, the Company sold at carrying value one of the facilities previously recorded as a vacant facility and reopened another.  The Company has leased to third parties three of these owned facilities with a combined carrying value of $6.1 million, for one to five year terms, for a combined rental income of $0.1 million per month. Each of these three leases also contains an option for the lessee to purchase the facility at an amount in excess of carrying value.

During the first six months of 2011, the fair value of vacant owned facilities exceeded their carrying value, therefore no impairment charges were recorded.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets
During the first six months of 2012, the Company reviewed the recoverability of amortizable intangible assets associated with an acquired patent. Based on the analyses, the carrying value of these intangible assets exceeded the undiscounted cash flows expected to be generated. As a result, the Company was required to determine the fair value of these intangible assets. Fair value was determined based on the present value of internal cash flow estimates. The resulting fair value of these intangible assets was $0.6 million below the carrying value, therefore the Company recorded a non-cash impairment charge of $0.6 million, of which $0.5 million was recorded in cost of sales in the Condensed Consolidated Statements of Income. If future sales of this product are lower than management’s projections, further impairments could be recorded.

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

Vacant Leased Facilities
The Company recorded a charge of less than $0.1 million in selling, general and administrative expenses in the Condensed Consolidated Statements of Income in the first six months of 2012 due to the early termination of leases of vacant facilities by the lessor. In the first six months of 2011, the Company recorded a charge of $0.2 million in selling, general and administrative expenses in the Condensed Consolidated Statements of Income related to the exit from leased facilities.

12.           New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance expands required disclosures, including the reasons for and amounts of all transfers in and out of Levels 1 and 2 fair value measurements, and for Level 3 fair value measurements adds (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes used, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. This guidance was effective for interim or annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on the Company’s financial statements other than additional disclosures.

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At June 30, 2012, the Company operated 31 plants in the United States.

The RV Segment, which accounted for 87 percent of consolidated net sales for the six months ended June 30, 2012 and 84 percent of the annual consolidated net sales for 2011, manufactures a variety of products used primarily in the production of RVs, including:

● Towable steel chassis	● Aluminum windows and screens
● Towable axles and suspension solutions	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
●Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 85 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry in 2011.

The MH Segment, which accounted for 13 percent of consolidated net sales for the six months ended June 30, 2012 and 16 percent of the annual consolidated net sales for 2011, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Because of fluctuations in dealer inventories, and volatile economic conditions, current and future seasonal industry trends are likely to be different than in prior years.

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

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 9 percent in the first half of 2012 to 131,500 units compared to the first half of 2011, as a result of:

•
An estimated 8 percent increase in retail demand in the first half of 2012 to 117,200 units, as compared to the same period of 2011, despite continued concerns about high unemployment and slower economic growth in the U.S.

•
RV dealers seasonally increasing inventory levels by an estimated 2,700 more units in the first half of 2012 than in the first half of 2011, in anticipation of strong retail demand in the upcoming Summer selling season.

In anticipation of continued strong retail demand in the third quarter of 2012, RV dealers across the U.S. and Canada added an estimated aggregate of 30,000 travel trailer and fifth-wheel RVs to their inventories in the nine months ended June 2012, more than the 22,400 units added during the same period a year earlier. Although dealer inventories seasonally increased in this nine-month period more than the seasonal increase in the same nine-month period a year earlier, most analysts believe dealer inventories are appropriate heading into the Summer. Further, RV dealers, although cautious, are generally comfortable with their level of travel trailer and fifth-wheel RV inventory.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. A comparison of the number of units and the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting increase or (decrease) in dealer inventories, for both the United States and Canada, is as follows:

	Wholesale		Retail		Unit Impact on
	Units	%	Units	%	Dealer Inventories
Quarter ended June 30, 2012(1)	71,100	8%	78,700	5%	(7,600)
Quarter ended March 31, 2012	60,400	11%	38,500	15%	21,900
Quarter ended December 31, 2011	45,200	16%	29,500	4%	15,700

Quarter ended June 30, 2011	66,000	6%	75,100	8%	(9,100)
Quarter ended March 31, 2011	54,200	10%	33,500	7%	20,700
Quarter ended December 31, 2010	39,000	4%	28,300	12%	10,700

Year ended December 31, 2011	212,900	7%	197,400	6%	15,500
Year ended December 31, 2010	199,200	44%	186,000	13%	13,200

(1)    Retail sales data for June 2012 has not been published yet, therefore retail and dealer inventory data include an estimate for retail units sold.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2012, the RVIA projected an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2012, to 229,100 units. Since shipments increased 9 percent in the first half of 2012, this implies that industry-wide wholesale shipments in the second half of 2012 would be 5 percent higher than the second half of 2011. Further, while production over the last six months was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the original equipment manufacturers (“OEMs”), would need to adjust their production levels in future months.

Ultimately, industry-wide retail sales, and therefore production levels of RVs will depend to a significant extent on the course of the economy. The Company is encouraged that several key customers have expressed their long-term optimism by announcing expansion projects to increase capacity. The Company also remains confident in its ability to exceed industry growth rates, through new products, market share gains, acquisitions and ongoing investments in quality and in customer service.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for the first half of 2012, industry-wide wholesale shipments of manufactured homes were 27,700 units, an increase of 20 percent compared to the first half of 2011. In the second quarter of 2012, there were 14,900 industry-wide wholesale shipments of manufactured homes, an increase of 11 percent compared to the same period of 2011.

Shipments by the manufactured housing industry declined for over a decade for a variety of reasons. Recently it appears that the need for affordable housing may be gaining momentum. However, because of the current real estate and economic environment, including the availability of foreclosed site built homes at abnormally low prices, historically low consumer confidence, high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, and the current retail and wholesale credit markets, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act which regulate financial transactions could make certain types of mortgages historically used to finance the purchase of manufactured homes more difficult to obtain. If this law remains unchanged, industry sales of manufactured homes could decline significantly, although legislation has been recently introduced to reduce regulatory burdens impeding access to affordable manufactured housing financing.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. During 2011, multi-section homes were 51 percent of the total manufactured homes produced, down from 59 percent and 63 percent in 2010 and 2009, respectively. During 2011, industry-wide shipments of single-section homes increased 24 percent, while multi-section homes declined 11 percent, both compared to 2010. This trend towards smaller single-section homes has continued in the first half of 2012. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes over the past few years may be partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable multi-section manufactured home as many had done historically.

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

RESULTS OF OPERATIONS

Net sales and operating profit are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net sales:
RV Segment:
RV OEMs:
Travel Trailer and Fifth-Wheels	$351,934	$269,800	$183,855	$139,148
Motorhomes	14,192	8,940	8,240	4,316
RV Aftermarket	9,359	8,061	5,369	4,092
Adjacent Industries	38,501	16,627	20,967	9,643
Total RV Segment net sales	413,986	303,428	218,431	157,199
MH Segment:
Manufactured Housing OEMs	40,490	34,625	21,778	19,775
Manufactured Housing Aftermarket	8,740	8,439	4,471	4,449
Adjacent Industries	11,350	8,389	6,334	4,625
Total MH Segment net sales	60,580	51,453	32,583	28,849
Total net sales	$474,566	$354,881	$251,014	$186,048

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating profit:
RV Segment	$34,264	$32,625	$17,483	$17,324
MH Segment	7,161	5,177	4,030	2,953
Total segment operating profit	41,425	37,802	21,513	20,277
Corporate	(4,524)	(4,043)	(2,216)	(1,946)
Accretion related to contingent consideration	(920)	(949)	(432)	(474)
Other non-segment items	360	643	103	53
Total operating profit	$36,341	$33,453	$18,968	$17,910

Consolidated Highlights

▪
Net sales in the 2012 second quarter increased to $251 million, a Company record for any quarter, and 35 percent higher than in the 2011 second quarter. This sales growth was primarily the result of a 39 percent sales increase by Drew’s RV Segment, which accounted for 87 percent of Drew’s consolidated net sales. RV Segment sales growth was largely due to acquisitions, market share gains, and an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, Drew’s primary RV market. In addition, sales to adjacent markets more than doubled to $27 million this quarter, largely as a result of acquisitions and an increase in sales of axles to non-RV markets. Drew’s MH Segment also reported strong sales growth in the second quarter of 2012, due to an 11 percent increase in industry-wide production of manufactured homes. Excluding the impact of acquisitions, consolidated sales were up 23 percent.

Sales for the twelve months ended June 2012 exceeded $800 million, also a Company record for any twelve month period.

Because of fluctuations in dealer inventories, and volatile economic conditions, current and future seasonal industry trends are likely to be different than in prior years.

▪
The Company’s net sales for the month of July 2012 were $73 million, a 49 percent increase from the month of July 2011. Excluding the impact of acquisitions, the Company’s net sales for July 2012 were up approximately 35 percent. It is estimated that industry-wide shipments of travel trailer and fifth-wheel RVs increased 20 to 25 percent in July 2012.

▪
For the second quarter of 2012, the Company reported net income of $11.7 million, ($0.52 per diluted share), a 7 percent increase over net income of $11.0 million ($0.49 per diluted share) in the second quarter of 2011.

The Company’s operating profit margin was 7.6 percent in the second quarter of 2012 compared to 7.8 percent in the 2012 first quarter. Profit margins continue to be impacted by excess labor, overtime, and related costs, as well as start-up costs associated with the new aluminum extrusion operation and the new RV awning product line, all of which reduced net income by approximately $3.0 million or $0.13 per diluted share compared to expectations. These higher costs were the result of lower operating efficiencies primarily due to greater than expected demand which caused the Company to hire, train and support 1,100 more employees since the second quarter of 2011.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Material cost as a percent of sales was also higher than in the first quarter, partly due to increased outsourcing costs due to capacity limitations, as well as higher scrap costs. The higher material cost reduced net income by $1.5 million, or $0.06 per diluted share compared to expectations.

These costs are expected to improve as sales slow seasonally over the balance of 2012 and recently hired employees become better trained and more efficient. Further, the Company is expanding capacity, developing leaner manufacturing strategies, and exploring technology to improve production capabilities. The full impact of these investments takes time to realize, but the Company expects production efficiencies to improve.

▪
In late 2011, the Company launched an aluminum extrusion operation. The third press began production during the second quarter of 2012. Once all three presses are producing at or near capacity, the Company expects to supply most of its aluminum extrusion needs in-house at a cost savings and then begin to sell extrusion to outside customers as well.

▪
After investing $53 million for seven acquisitions and $37 million in capital expenditures over the last eighteen months, at June 30, 2012 the Company was debt-free and had $43 million in cash, along with significant borrowing capacity. The Company remains well-positioned to continue to take advantage of investment opportunities to further improve results.

RV Segment – Second Quarter

Net sales of the RV Segment in the second quarter of 2012 increased 39 percent compared to the second quarter of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change

RV OEMs:
Travel Trailers and Fifth-Wheels	$183,855	$139,148	32%
Motorhomes	8,240	4,316	91%
RV Aftermarket	5,369	4,092	31%
Adjacent Industries	20,967	9,643	117%
Total RV Segment net sales	$218,431	$157,199	39%

According to the RVIA, industry-wide wholesale shipments for the three months ended June 30, were:

	2012	2011	Change
Travel Trailer and Fifth-Wheel RVs	71,100	66,000	8%
Motorhomes	7,600	7,800	(3)%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the second quarter of 2012 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains of $16 million, net sales from acquisitions completed during the last twelve months of $15 million, as well as sales price increases of $3 million.

The Company’s net sales growth in components for motorhomes exceeded the change in industry-wide wholesale shipments of motorhomes primarily due to market share gains of $3 million, and acquisitions which added $1 million in net sales during the second quarter of 2012. In the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains of $6 million and acquisitions which added $5 million in net sales during the second quarter of 2012. The Company believes there are significant opportunities in these adjacent industries. Customer relationships gained through an acquisition completed by the Company during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team which was added earlier in 2011, are expected to continue to accelerate the Company’s growth in these adjacent industries.

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

Content per:	2012	2011	Change
Travel Trailer and Fifth-Wheel RV	$2,596	$2,188	19%
Motorhome	$857	$612	40%

On a proforma basis, including the impact of acquisitions as if they had been completed at the beginning of the twelve month period ended June 30, 2012, content per travel trailer and fifth-wheel RV was $2,650.

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

Operating profit of the RV Segment was $17.5 million in the second quarter of 2012, an increase of $0.2 million compared to the second quarter of 2011. This increase in RV Segment operating profit was less than the Company’s expected 15 - 20 percent incremental margin.

The operating margin of the RV Segment in the second quarter of 2012 was negatively impacted by:

•	Excess labor, overtime and related costs due to greater than expected demand, as well as start-up costs associated with the new aluminum extrusion operation and the new RV awning product line.

Higher material costs largely due to increased outsourcing related to capacity limitations, as well as higher scrap costs.

These costs are expected to improve as sales slow seasonally over the balance of 2012 and recently hired employees become better trained and more efficient. Further, the Company is expanding capacity, developing leaner manufacturing strategies, and exploring technology to improve production capabilities. The full impact of these investments takes time to realize, but the Company expects production efficiencies to improve.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•
Fixed costs were approximately $2 million higher than in the second quarter of 2011, primarily due to additional staff and facilities, as well as higher amortization, largely from acquisitions and other investments.

•	Higher warranty and health insurance costs, primarily due to higher claims experience, as well as higher supplies expense.

Partially offset by:

•
The spreading of fixed manufacturing and selling, general and administrative costs over a $61 million larger sales base.  In addition, incentive compensation, which is based on profits, did not change proportionately with net sales.

RV Segment – Year to Date

Net sales of the RV Segment in the first six months of 2012 increased 36 percent compared to the first six months of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
RV OEMs:
Travel Trailers and Fifth-Wheels $ 351,934	$351,934	$269,800	30%
Motorhomes	14,192	8,940	59%
RV Aftermarket	9,359	8,061	16%
Adjacent Industries	38,501	16,627	132%
Total RV Segment net sales	$413,986	$303,428	36%

According to the RVIA, industry-wide wholesale shipments for the six months ended June 30, were:

	2012	2011	Change
Travel Trailer and Fifth-Wheel RVs	131,500	120,200	9%
Motorhomes	14,500	14,700	(1%)

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first six months of 2012 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the acquisitions completed during the twelve months ended June 30, 2012, which added $29 million in net sales, market share gains of $19 million, as well as sales price increases of $8 million.

The Company’s net sales growth in components for motorhomes exceeded the change in industry-wide wholesale shipments of motorhomes primarily due to acquisitions which added $3 million in net sales during the first six months of 2012, as well as market share gains of $2 million. In the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains of $12 million and acquisitions which added $10 million in net sales during the first six months of 2012. The Company believes there are significant opportunities in these adjacent industries. Customer relationships gained through an acquisition completed by the Company during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team which was added earlier in 2011, are expected to accelerate the Company’s growth in these adjacent industries.

Operating profit of the RV Segment was $34.3 million in the first six months of 2012, an increase of $1.6 million compared to the first six months of 2011. This increase in RV Segment operating profit was less than the Company’s expected 15 - 20 percent incremental margin.

The operating margin of the RV Segment in the first six months of 2012 was negatively impacted by:

•
Excess labor, overtime and related costs due to greater than expected demand, as well as start-up and integration costs associated with the acquisitions completed in 2011 and the new aluminum extrusion operation and the new RV awning product line.

Higher material costs largely due to increased outsourcing costs due to capacity limitations, as well as higher scrap costs.

These costs are expected to improve as sales slow seasonally over the balance of 2012 and recently hired employees become better trained and more efficient. Further, the Company is developing leaner manufacturing strategies, capacity and exploring technology to improve production capabilities. The full impact of these investments takes time to realize, but the Company expects production efficiencies to improve.

•
Fixed costs were approximately $4 million higher than in the first half of 2011, primarily due to additional staff and facilities, as well as higher amortization, largely from acquisitions and other investments.

•	Higher warranty and health insurance costs, primarily due to higher claims experience, as well as higher supplies expense.

Partially offset by:

•
The spreading of fixed manufacturing and selling, general and administrative costs over a $111 million larger sales base.  In addition, incentive compensation, which is based on profits, did not change proportionately with net sales.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MH Segment – Second Quarter

Net sales of the MH Segment in the second quarter of 2012 increased 13 percent compared to the same period of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
Manufactured Housing OEMs	$21,778	$19,775	10%
Manufactured Housing Aftermarket	4,471	4,449	-%
Adjacent Industries	6,334	4,625	37%
Total MH Segment net sales	$32,583	$28,849	13%

According to the IBTS, industry-wide wholesale shipments for the three months ended June 30, were:

	2012	2011	Change
Total Homes Produced	14,900	13,400	11%
Total Floors Produced	23,100	20,800	11%

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily because of a reduction in the average size of the home produced. The Company has less content in smaller homes. Net sales to manufactured housing OEMs in the second quarter of 2012 included $1 million from acquisitions.

Net sales to adjacent industries increased due to acquisitions and market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket, and expects growth to accelerate due to the increased focus provided by the Company’s new sales teams added in 2011.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the twelve months ended June 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2012	2011	Change
Content per Home Produced	$1,476	$1,414	4%
Content per Floor Produced	$976	$898	9%

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating profit of the MH Segment was $4.0 million in the second quarter of 2012, an increase of $1.1 million compared to the second quarter of 2011, primarily due to the $4 million increase in net sales. This increase in MH Segment operating profit was higher than the Company’s target 20 percent incremental margin for its established products, primarily due to improved production efficiencies. Further, the Company has available capacity to increase production in its MH Segment without requiring extensive capital expenditures.

MH Segment – Year to Date

Net sales of the MH Segment in the first six months of 2012 increased 18 percent compared to the same period of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
Manufactured Housing OEMs	$40,490	$34,625	17%
Manufactured Housing Aftermarket	8,740	8,439	4%
Adjacent Industries	11,350	8,389	35%
Total MH Segment net sales	$60,580	$51,453	18%

According to the IBTS, industry-wide wholesale shipments for the six months ended June 30, were:

	2012	2011	Change
Total Homes Produced	27,700	23,200	20%
Total Floors Produced	42,400	36,000	18%

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily because of a reduction in the average size of the home produced.  The Company has less content in smaller homes. Net sales to manufactured housing OEMs in the first six months of 2012 included $2 million from acquisitions.

Net sales to adjacent industries increased due to acquisitions and market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket, and expects growth to accelerate due to the increased focus provided by the Company’s new sales teams added in 2011.

Operating profit of the MH Segment was $7.2 million in the first six months of 2012, an increase of $2.0 million compared to the first six months of 2011, primarily due to the $9 million increase in net sales. This increase in MH Segment operating profit was consistent with the Company’s target 20 percent incremental margin for its established products.

Corporate

Corporate expenses for the first six months of 2012 increased $0.5 million compared to the first six months of 2011, largely due to higher professional fees.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items for the (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Contingent consideration fair value adjustments(1)	$109	$656	$(157)	$75
Other income (expense), net	251	(13)	260	(22)
Total other non-segment items	$360	$643	$103	$53

(1)
The Company is required to measure on a quarterly basis the fair value of the liability for estimated contingent consideration payments in connection with certain of the acquisitions completed over the last few years, based upon the projected timing and extent of future sales, as well as the weighted average cost of capital. Depending upon the weighted average cost of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods.

Income Taxes

The income tax rate for the first six months of 2012 of 37.0 percent was lower than the 38.9 percent income tax rate for the first six months of 2011 due primarily to the expiration of certain federal and state tax statute of limitations. The income tax rate for the second quarter of 2012 of 38.1 percent was lower than the 38.6 percent income tax rate for the second quarter of 2011 due primarily to the expiration of certain state tax statute of limitations. The Company expects the effective income tax rate for the full year 2012 to be approximately 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the six months ended June 30, (in thousands):

	2012	2011
Net cash flows provided by operating activities	$48,561	$10,406
Net cash flows used for investing activities	(12,552)	(12,651)
Net cash flows (used for) provided by financing activities	(79)	139
Net increase (decrease) in cash	$35,930	$(2,106)

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2012 were $38.2 million higher than the first six months of 2011 primarily due to:

•
A $17.9 million larger increase in accounts payable and accrued expenses and other liabilities in the first six months of 2012 compared to the first six months of 2011, primarily due to the timing of payments for inventory. In addition, accrued expenses and other liabilities increased in the first six months of 2012 due to the increase in sales, production and earnings.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•
A $13.9 million improvement in inventories due to a decrease in inventories of $1.2 million in the first six months of 2012 compared to a $12.6 million increase in inventories in the first six months of 2011. The reduction in the first six months of 2012 was primarily due to the higher than expected surge in sales in the first six months of 2012, while the first six months of 2011 saw a more typical seasonal increase in inventory, as well as an increase in raw material costs. The inventory reduction in the first six months of 2012 of $1.2 million follows a reduction of $5.7 million in the fourth quarter of 2011. Inventory turnover for the twelve months ended June 30, 2012 improved to 7.1 turns from 6.3 turns for the full year 2011, and 6.2 turns for the twelve months ended June 30, 2011. The Company is working to improve inventory turns on a sustainable basis.

•
A $2.9 million lower seasonal increase in accounts receivable in the first six months of 2012 compared to the first six months of 2011 due to the timing of collections. Accounts receivable balances remain current, with only 19 days sales outstanding at June 30, 2012.

•	A $2.5 million increase in net income in the first six months of 2012 compared to the first six months of 2011.

At June 30, 2012, the Company had derivative instruments for 8.1 million pounds of aluminum, approximately 25 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire between July 2012 and September 2013, at an average mid-west aluminum price of $1.03 per pound. At June 30, 2012, the mid-west aluminum price was $0.96 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net loss was recorded in cost of sales in the Condensed Consolidated Statements of Income, with the corresponding liability recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. During the first six months of 2012, derivative instruments for 1.5 million pounds were settled at a loss of $0.2 million.

Depreciation and amortization was $12.4 million in the first six months of 2012, and is expected to aggregate $24 million to $25 million for the full year 2012. Non-cash stock-based compensation was $3.2 million in the first six months of 2012, including $0.2 million for 2011 incentive compensation in lieu of cash, and is expected to be $6 million to $7 million for the full year 2012.

Cash Flows from Investing Activities

Cash flows used for investing activities for the first six months of 2012 included capital expenditures of $13.2 million. Over the past eighteen months, in order to better serve its customers, the Company has invested heavily in both capacity expansion and cost reduction opportunities, adding more than 700,000 square feet of production space. Estimates for the full year 2012 are that capital expenditures will be $23 million to $25 million, including the addition of a second glass tempering operation, expansion of one of its RV chassis facilities, the purchase of a larger facility to consolidate all of its furniture operations, and the completion of the aluminum extrusion operation, in addition to routine maintenance capital expenditures. The 2012 capital expenditures are expected to be funded by cash flows from operations. Additional capital expenditures may be required in 2012 depending on the extent of sales growth and other initiatives by the Company.

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

Cash flows used for investing activities of $12.7 million in the first six months of 2011 included the acquisition of Home-Style for $7.3 million and capital expenditures of $10.5 million, partially offset by $5.0 million received from the maturity of U.S. Treasury Bills classified as short-term investments.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities for the six months ended June 30, 2012 and 2011. At June 30, 2012 the Company had no outstanding debt and $42.5 million of cash. However, due to the seasonal increase in working capital, the Company had to borrow from time to time under its line of credit, with such borrowings reaching a high of $16.2 million during the first quarter of 2012.

In connection with several acquisitions since 2009, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $13.9 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2012. During the first six months of 2012, the Company paid $1.6 million related to these contingent consideration liabilities, and expects to pay $5.0 million over the next twelve months. For further information see Note 10 of the Notes to Condensed Consolidated Financial Statements.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2012 and 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2012 and 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At June 30, 2012, the Company had $3.0 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.0 million at June 30, 2012.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At June 30, 2012 there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2012. The remaining availability under these facilities was $197.0 million at June 30, 2012. The Company believes this availability, together with the $42.5 million in cash at June 30, 2012, is more than adequate to finance the Company’s anticipated working capital and capital expenditure requirements for the next twelve months.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pursuant to the Credit Agreement and “shelf-loan” facility, at June 30, 2012 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2012, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 535,135 shares were repurchased prior to 2012 at an average price of $18.64 per share, or $10.0 million. No shares have been purchased in 2012. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price and other factors.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increase in its labor costs in the first six months of 2012 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance expands required disclosures, including the reasons for and amounts of all transfers in and out of Levels 1 and 2 fair value measurements, and for Level 3 fair value measurements adds (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes used, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. This guidance was effective for interim or annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on the Company’s financial statements other than additional disclosures.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, changes in zoning regulations for manufactured homes, sales declines in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the successful integration of acquisitions, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of products for which we sell our components.

DREW INDUSTRIES INCORPORATED

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2012, the Company had no outstanding borrowings.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum costs. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of derivative instruments.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 or subsequent to the date the Company completed its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Over the last few quarters, the Company has converted the systems used by recently acquired businesses to its existing ERP software and business processes, except one which is planned to be converted in early 2013. Further, the Company has selected a new ERP system, and is in preliminary stages of designing and implementing that system. The full implementation is expected to take several years. No significant changes to internal controls are expected during 2012.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of a case pending against Kinro, Inc. On June 7, 2012, the United States Court of Appeals for the Ninth Circuit unanimously affirmed the decision of the United States District Court, Central District of California, which had granted Kinro’s motion for summary judgment dismissing all claims against Kinro asserted by Plaintiffs.  Consequently, the litigation is terminated.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2012, would not be material to the Company’s financial position or annual results of operations.

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

We were involved in certain litigation, which, if decided against us, could have had a material effect on our financial condition.

At December 31, 2011 a case was pending against Kinro, purporting to be a class action, in which it was alleged that certain bathtubs manufactured by Kinro for use in manufactured homes failed to comply with certain safety standards relating to flame spread. Kinro denied the allegations, vigorously defended against the claims and, based on extensive investigation, believes that the bathtubs were in compliance with applicable regulations. The named plaintiffs asserted seven claims against Kinro, all of which were dismissed by the United States District Court, Central District of California during the course of the proceedings. The named plaintiffs appealed to the Ninth Circuit Court of Appeals. On June 7, 2012, Court of Appeals unanimously affirmed the decision of the District Court dismissing all claims against Kinro.  Consequently, the litigation is terminated.

DREW INDUSTRIES INCORPORATED
PART II – OTHER INFORMATION (Continued)

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
August 8, 2012