Form 10-Q
period 2012-09-30
DREW INDUSTRIES INC
filed 2012-11-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2012

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
Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,388,319 shares of common stock as of October 31, 2012.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I –  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
(In thousands, except per share amounts)

Net sales	$700,889	$521,570	$226,323	$166,689
Cost of sales	568,101	409,631	184,781	134,688
Gross profit	132,788	111,939	41,542	32,001
Selling, general and administrative expenses	81,499	69,283	26,594	22,798
Operating profit	51,289	42,656	14,948	9,203
Interest expense, net	246	197	116	78
Income before income taxes	51,043	42,459	14,832	9,125
Provision for income taxes	18,448	16,488	5,061	3,506
Net income	$32,595	$25,971	$9,771	$5,619

Net income per common share:
Basic	$1.45	$1.17	$0.43	$0.25
Diluted	$1.43	$1.16	$0.43	$0.25

Weighted average common shares outstanding:
Basic	22,507	22,254	22,563	22,273
Diluted	22,724	22,427	22,800	22,447

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2012	2011	2011
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$32,584	$1,472	$6,584
Accounts receivable, net	50,421	41,965	22,620
Inventories	98,393	97,765	92,052
Deferred taxes	10,125	12,142	10,125
Prepaid expenses and other current assets	11,165	6,960	6,187
Total current assets	202,688	160,304	137,568
Fixed assets, net	101,931	90,884	95,050
Goodwill	21,177	20,137	20,499
Other intangible assets, net	71,755	80,746	79,059
Deferred taxes	14,496	15,744	14,496
Other assets	6,422	3,544	4,411
Total assets	$418,469	$371,359	$351,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$33,392	$30,106	$15,742
Accrued expenses and other current liabilities	47,074	39,413	36,169
Total current liabilities	80,466	69,519	51,911
Long-term indebtedness	-	8,075	-
Other long-term liabilities	20,369	20,005	21,876
Total liabilities	100,835	97,599	73,787

Stockholders’ equity
Common stock, par value $.01 per share	250	247	248
Paid-in capital	92,130	84,942	84,389
Retained earnings	254,721	218,038	222,126
Stockholders’ equity before treasury stock	347,101	303,227	306,763
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	317,634	273,760	277,296
Total liabilities and stockholders’ equity	$418,469	$371,359	$351,083

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
(In thousands)

Cash flows from operating activities:
Net income	$32,595	$25,971
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	19,211	15,069
Stock-based compensation expense	4,703	3,352
Deferred taxes	-	26
Other non-cash items	889	751
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(27,801)	(24,440)
Inventories	(5,753)	(20,581)
Prepaid expenses and other assets	(6,993)	(1,996)
Accounts payable	17,650	18,755
Accrued expenses and other liabilities	10,086	(628)
Net cash flows provided by operating activities	44,587	16,279

Cash flows from investing activities:
Capital expenditures	(22,010)	(17,721)
Acquisitions of businesses	(1,473)	(49,340)
Proceeds from maturity of short-term investments	-	5,000
Proceeds from sales of fixed assets	5,397	1,248
Other investing activities	(88)	(438)
Net cash flows used for investing activities	(18,174)	(61,251)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	2,840	504
Proceeds from line of credit borrowings	37,702	48,675
Repayments under line of credit borrowings	(37,702)	(40,600)
Payment of contingent consideration related to acquisitions	(3,253)	(226)
Purchase of treasury stock	-	(626)
Other financing activities	-	(163)
Net cash flows (used for) provided by financing activities	(413)	7,564

Net increase (decrease) in cash	26,000	(37,408)

Cash and cash equivalents at beginning of period	6,584	38,880
Cash and cash equivalents at end of period	$32,584	$1,472

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$289	$263
Income taxes, net of refunds	$16,121	$17,101

The accompanying notes are an integral part of these financial statements

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2011	$248	$84,389	$222,126	$(29,467)	$277,296
Net income	-	-	32,595	-	32,595
Issuance of 243,848 shares of common stock pursuant to stock options and deferred stock units	2	2,732	-	-	2,734
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	-	106	-	-	106
Stock-based compensation expense	-	4,703	-	-	4,703
Issuance of 7,548 deferred stock units relating to prior year compensation	-	200	-	-	200
Balance - September 30, 2012	$250	$92,130	$254,721	$(29,467)	$317,634

The accompanying notes are an integral part of these financial statements.

 DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (collectively, “Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”), and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Drew, through Lippert and Kinro, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing, truck caps and buses, as well as for trailers used to haul boats, livestock, equipment and other cargo.

Because of fluctuations in dealer inventories, and volatile economic conditions, current and future seasonal industry trends may be different than in prior years.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.     Segment Reporting

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 87 percent and 84 percent of consolidated net sales for the nine month periods ended September 30, 2012 and 2011, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Steel chassis for towable RVs	● Aluminum windows and screens
●Axles and suspension solutions for towable RVs	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 13 percent and 16 percent of consolidated net sales for the nine month periods ended September 30, 2012 and 2011, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Information relating to segments follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net sales:
RV Segment:
RV OEMs:
Travel Trailers and Fifth-Wheels	$514,653	$387,746	$162,719	$117,946
Motorhomes	22,568	12,244	8,376	3,304
RV Aftermarket	14,714	12,169	5,355	4,108
Adjacent Industries	57,008	27,497	18,507	10,870
Total RV Segment net sales	608,943	439,656	194,957	136,228

MH Segment:
Manufactured Housing OEMs	61,678	56,112	21,188	21,487
Manufactured Housing Aftermarket	12,730	12,693	3,990	4,254
Adjacent Industries	17,538	13,109	6,188	4,720
Total MH Segment net sales	91,946	81,914	31,366	30,461

Total net sales	$700,889	$521,570	$226,323	$166,689

Operating profit:
RV Segment	$47,209	$40,370	$12,945	$7,745
MH Segment	10,942	8,963	3,781	3,786
Total segment operating profit	58,151	49,333	16,726	11,531
Corporate	(6,513)	(5,846)	(1,989)	(1,803)
Accretion related to contingent consideration	(1,350)	(1,394)	(430)	(445)
Other non-segment items	1,001	563	641	(80)
Total operating profit	$51,289	$42,656	$14,948	$9,203

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total

Accumulated cost – December 31, 2011	$10,025	$61,001	$71,026
Accumulated impairment – December 31, 2011	(9,251)	(41,276)	(50,527)
Net balance – December 31, 2011	774	19,725	20,499
Acquisitions – 2012	-	678	678
Net balance – September 30, 2012	$774	$20,403	$21,177

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the nine months ended September 30, 2012.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2012 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$16,782	$33,323	3	to	16
Patents	45,934	13,994	31,940	2	to	19
Tradenames	7,959	4,243	3,716	5	to	15
Non-compete agreements	4,988	2,212	2,776	1	to	7
Other intangible assets	$108,986	$37,231	$71,755

Other intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,645	$14,483	$36,162	3	to	16
Patents	46,139	10,651	35,488	2	to	19
Tradenames	8,069	3,408	4,661	5	to	15
Non-compete agreements	4,136	1,388	2,748	3	to	7
Other intangible assets	$108,989	$29,930	$79,059

At September 30, 2012, other intangible assets included $2.0 million related to the Company’s marine and leisure operation, which sells trailers and related axles primarily for hauling small and medium-sized boats. Compared to historical averages, industry shipments of small and medium-sized boats have declined significantly over the past few years. From time to time, throughout this period, the Company conducted impairment analyses on these operations, and the estimated fair value of these operations continued to exceed the corresponding carrying values, thus no impairment has been recorded. A further downturn in industry shipments of small and medium-sized boats, or in the profitability of the Company’s operations, could result in a future non-cash impairment charge for the related other intangible assets.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.           Cash and Investments

Cash and investments consisted of the following at (in thousands):

	September 30,		December 31,
	2012	2011	2011

Cash in banks	$32,584	$1,472	$6,584
Cash and investments	$32,584	$1,472	$6,584

5.           Inventories

Inventories consisted of the following at (in thousands):

	September 30,		December 31,
	2012	2011	2011

Raw materials	$79,117	$84,294	$77,066
Work in process	4,802	2,335	3,224
Finished goods	14,474	11,136	11,762
Inventories	$98,393	$97,765	$92,052

6.           Fixed Assets

Fixed assets consisted of the following at (in thousands):

	September 30,		December 31,
	2012	2011	2011

Fixed assets, at cost	$201,665	$183,906	$189,084
Less accumulated depreciation and amortization	99,734	93,022	94,034
Fixed assets, net	$101,931	$90,884	$95,050

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.            Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	September 30,		December 31,
	2012	2011	2011

Employee compensation and benefits	$16,613	$16,180	$14,258
Warranty	8,013	5,665	5,882
Sales rebates	4,866	3,369	3,337
Contingent consideration related to acquisitions	5,667	3,188	3,292
Other	11,915	11,011	9,400
Accrued expenses and other current liabilities	$47,074	$39,413	$36,169

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) product mix, and (iii) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the nine months ended (in thousands):

	September 30,
	2012	2011

Balance at beginning of period	$8,640	$5,892
Provision for warranty expense	8,548	5,291
Warranty liability from acquired businesses	12	527
Warranty costs paid	(5,813)	(3,467)
Total accrued warranty	11,387	8,243
Less long-term portion	3,374	2,578
Current accrued warranty	$8,013	$5,665

8.            Long-Term Indebtedness

The Company had no debt outstanding at September 30, 2012 or December 31, 2011. The Company had $8.1 million outstanding at September 30, 2011 under its line of credit at a weighted average interest rate of 2.5 percent.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2012), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2012) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At September 30, 2012, the Company had $3.0 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.0 million at September 30, 2012.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At September 30, 2012, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2012. The remaining availability under these facilities was $196.6 million at September 30, 2012. The Company believes this availability, together with the $32.6 million in cash at September 30, 2012, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Pursuant to the Credit Agreement and “shelf-loan” facility at September 30, 2012, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2012, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

 Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

9.           Stockholders’ Equity

The following table summarizes information about the Common Stock at (in thousands):

	September 30,		December 31,
	2012	2011	2011
Common stock authorized	30,000	30,000	30,000
Common stock issued	25,070	24,738	24,826
Treasury stock	2,684	2,684	2,684

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Weighted average shares outstanding for basic earnings per share	22,507	22,254	22,563	22,273
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	217	173	237	174
Weighted average shares outstanding for diluted earnings per share	22,724	22,427	22,800	22,447

The weighted average diluted shares outstanding for the nine months ended September 30, 2012 and 2011 excludes the effect of 797,038 and 1,467,393 shares of common stock, respectively, subject to stock options and deferred stock units. The weighted average diluted shares outstanding for the three months ended September 30, 2012 and 2011 excludes the effect of 592,038 and 1,519,726 shares of common stock, respectively, subject to stock options and deferred stock units. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

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

10.           Commitments and Contingencies

Litigation

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2011. On June 7, 2012, the United States Court of Appeals for the Ninth Circuit unanimously affirmed the decision of the United States District Court, Central District of California, which had granted Kinro’s motion for summary judgment dismissing all claims against Kinro asserted by Plaintiffs.  Consequently, the litigation was terminated.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2012, would not be material to the Company’s financial position or annual results of operations.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingent Consideration Related to Acquisitions

In connection with several acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2012, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 14.9 percent.

The following table summarizes the contingent consideration liability as of September 30, 2012 (in thousands):

			Fair Value
	Estimated		of Estimated
	Remaining		Remaining
Acquisition	Payments		Payments
Schwintek products	$11,616	(a)	$9,605
Level-UpTM six-point leveling system	3,135	(b)	2,359
Other acquired products	806	(c)	672
Total	$15,557		$12,636

(a)
Contingent consideration for three of the four products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the four products acquired have a combined remaining maximum contingent consideration of $9.7 million, of which the Company estimates $8.5 million will be paid. Other than expiration of the contingent consideration period, the remaining products have no maximum contingent consideration.

(b)	Other than expiration of the contingent consideration period in February 2016, these products have no maximum contingent consideration.

(c)
Contingent consideration expires at various dates through October 2025. Certain of these products have a combined remaining maximum of $3.4 million, while the remaining products have no maximum contingent consideration.

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

In the first nine months of 2012 and 2011, the net impact of the quarterly fair value adjustments and accretion of the liability was an expense recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income of $1.3 million and $1.0 million, respectively.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$14,561
Acquisitions	67
Payments	(3,253)
Accretion	1,324
Fair value adjustments	(63)
Balance at September 30, 2012	12,636
Less current portion in accrued expenses and other current liabilities	5,667
Total long-term portion in other long-term liabilities	$6,969

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recurring

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at (in thousands):

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$4,248	$4,248	$-	$-	$2,564	$2,564	$-	$-
Unrealized gain on derivative instruments	362	-	362	-	-	-	-	-
Total assets	$4,610	$4,248	$362	$-	$2,564	$2,564	$-	$-
Liabilities
Contingent consideration related to acquisitions	$12,636	$-	$-	$12,636	$14,561	$-	$-	$14,561
Deferred compensation	6,607	6,607	-	-	4,468	4,468	-	-
Unrealized loss on derivative instruments	-	-	-	-	436	-	436	-
Total liabilities	$19,243	$6,607	$-	$12,636	$19,465	$4,468	$436	$14,561

Deferred Compensation
The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Deferred compensation assets and liabilities were valued using a market approach based on the quoted market prices of identical instruments.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Derivative Instruments
At September 30, 2012, the Company had derivative instruments for 7.1 million pounds of aluminum, approximately 20 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire between October 2012 and September 2013, at an average mid-west aluminum price of $1.02 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Condensed Consolidated Statements of Income. At September 30, 2012 the corresponding asset was recorded in prepaid expenses and other current assets, and at December 31, 2011 the corresponding liability was recorded in accrued expenses and other current liabilities, both as reflected in the Condensed Consolidated Balance Sheet. During the first nine months of 2012, derivative instruments for 2.5 million pounds were settled at a loss of $0.3 million.

 Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses recognized during the nine months ended (in thousands):

	September 30, 2012		September 30, 2011
	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses
Assets
Vacant owned facilities	$5,794	$486	$10,123	$-
Other intangible assets	-	1,228	-	-
Net assets of acquired businesses	1,345	-	37,340	-
Total assets	$7,139	$1,714	$47,463	$-
Liabilities
Vacant leased facilities	$-	$10	$583	$203
Total liabilities	$-	$10	$583	$203

Vacant Owned Facilities
During the first nine months of 2012, the Company reviewed the recoverability of the carrying value of eight vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate. During the first nine months of 2012, the carrying value of three of these vacant owned facilities exceeded their fair value, therefore an impairment charge of $0.5 million was recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income. During the first nine months of 2012, the Company sold at carrying value two of the facilities previously recorded as a vacant facility and reopened another. At September 30, 2012, the Company had five vacant owned facilities, with an estimated combined fair value of $5.8 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.  The Company has leased to third parties two of these owned facilities with a combined carrying value of $3.8 million, both for five year terms, for a combined rental income of $0.4 million annually. Both of these leases also contain an option for the lessee to purchase the facility at an amount in excess of carrying value.

During the first nine months of 2011, the fair value of vacant owned facilities exceeded their carrying value, therefore no impairment charges were recorded.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets
During the first nine months of 2012, the Company reviewed the recoverability of amortizable intangible assets associated with an acquired patent. Based on the analyses, the $1.2 million carrying value of these intangible assets exceeded the undiscounted cash flows expected to be generated. As a result, the Company was required to determine the fair value of these intangible assets. Fair value was determined based on the present value of internal cash flow estimates. The resulting fair value of these intangible assets was nominal, therefore the Company recorded a non-cash impairment charge of $1.2 million, of which $1.0 million was recorded in cost of sales in the Condensed Consolidated Statements of Income.

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

Vacant Leased Facilities
The Company recorded a charge of less than $0.1 million in selling, general and administrative expenses in the Condensed Consolidated Statements of Income in the first nine months of 2012 due to the early termination of leases of vacant facilities by the lessor. In the first nine months of 2011, the Company recorded a charge of $0.2 million in selling, general and administrative expenses in the Condensed Consolidated Statements of Income related to the exit from leased facilities.

12.           New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance expanded required disclosures, including the reasons for and amounts of all transfers in and out of Levels 1 and 2 fair value measurements, and for Level 3 fair value measurements added (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes used, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. This guidance was effective for interim or annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on the Company’s financial statements other than additional disclosures.

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

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At September 30, 2012, the Company operated 31 plants in the United States.

Net sales and operating profit are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net sales:
RV Segment:
RV OEMs:
Travel Trailers and Fifth-Wheels	$514,653	$387,746	$162,719	$117,946
Motorhomes	22,568	12,244	8,376	3,304
RV Aftermarket	14,714	12,169	5,355	4,108
Adjacent Industries	57,008	27,497	18,507	10,870
Total RV Segment net sales	608,943	439,656	194,957	136,228
MH Segment
Manufactured Housing OEMs	61,678	56,112	21,188	21,487
Manufactured Housing Aftermarket	12,730	12,693	3,990	4,254
Adjacent Industries	17,538	13,109	6,188	4,720
Total MH Segment net sales	91,946	81,914	31,366	30,461
Total net sales	$700,889	$521,570	$226,323	$166,689
Operating profit:
RV Segment	$47,209	$40,370	$12,945	$7,745
MH Segment	10,942	8,963	3,781	3,786
Total segment operating profit	58,151	49,333	16,726	11,531
Corporate	(6,513)	(5,846)	(1,989)	(1,803)
Accretion related to contingent consideration	(1,350)	(1,394)	(430)	(445)
Other non-segment items	1,001	563	641	(80)
Total operating profit	$51,289	$42,656	$14,948	$9,203

Because of fluctuations in dealer inventories, and volatile economic conditions, current and future seasonal industry trends may be different than in prior years.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s RV Segment manufactures a variety of products used primarily in the production of RVs, including:

●Steel chassis for towable RVs	● Aluminum windows and screens
●Axles and suspension solutions for towable RVs	●Chassis components
●Slide-out mechanisms and solutions	● Furniture and mattresses
●Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
●Manual, electric and hydraulic stabilizerand leveling systems	● Other accessories

The Company also supplies certain of these products as replacement parts to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo (“Adjacent Industries”). Approximately 85 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry in 2011.

The Company’s MH Segment manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 12 percent in the first nine months of 2012 to 188,200 units compared to the first nine months of 2011, as a result of:

•
An estimated 8 percent increase in retail demand in the first nine months of 2012 to 180,900 units, as compared to the same period of 2011, despite continued concerns about high unemployment and slower economic growth in the U.S.

•	RV dealers increasing inventory levels by an estimated 7,500 more units in the first nine months of 2012 than in the comparable period of 2011.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company estimates that dealer inventories of travel trailer and fifth-wheel RVs across the U.S and Canada increased by about 23,000 units during the twelve months ended September 2012, compared to a 14,100 unit increase in retail sales for the same period. Industry surveys indicate that RV dealers are cautious, but generally comfortable with their level of towable RV inventory in relation to the increases they anticipate in retail sales.

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

	Wholesale		Retail		Estimated Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2012(1)	56,700	19%	62,900	6%	(6,200)
Quarter ended June 30, 2012	71,100	8%	79,300	6%	(8,200)
Quarter ended March 31, 2012	60,400	11%	38,700	16%	21,700
Quarter ended December 31, 2011	45,200	16%	29,500	4%	15,700
Twelve months ended September 30, 2012	233,400	13%	210,400	7%	23,000
Quarter ended September 30, 2011	47,500	-2%	59,400	4%	(11,900)
Quarter ended June 30, 2011	66,000	6%	75,100	8%	(9,100)
Quarter ended March 31, 2011	54,200	10%	33,500	7%	20,700
Quarter ended December 31, 2010	39,000	4%	28,300	12%	10,700
Twelve months ended September 30, 2011	206,700	5%	196,300	7%	10,400

(1)  Retail sales data for September 2012 has not been published, therefore retail and dealer inventory data include an estimate for retail units sold.

While production over the last twelve months was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders for additional units, and our customers, the original equipment manufacturers (“OEMs”), would need to adjust their production levels in future months.

Ultimately, industry-wide retail sales, and therefore production levels of RVs will depend to a significant extent on the course of the economy. Further, retail sales of RVs have historically been closely tied to consumer confidence, which according to one measure reached a five-year high this October. The Company is encouraged that several key customers have expressed their long-term optimism by expanding production capacity. The Company also remains confident in its ability to exceed industry growth rates through new products, market share gains, acquisitions and ongoing investments in quality and in customer service.

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

The Institute for Building Technology and Safety (“IBTS”) reported that for the first nine months of 2012, industry-wide wholesale shipments of manufactured homes were 41,900 units, an increase of 13 percent compared to the first nine months of 2011. In the third quarter of 2012, there were 14,200 industry-wide wholesale shipments of manufactured homes, a more moderate increase of 2 percent compared to the same period of 2011. Industry-wide wholesale shipments of manufactured homes in the month of September 2012 declined 13 percent, and the Company estimates that industry-wide shipments declined 5 percent to 10 percent in October 2012. These comparative declines resulted primarily from an increase in production last September and October in response to orders by FEMA, which did not recur in 2012.

Industry-wide wholesale shipments by the manufactured housing industry declined from 1999 to 2011 for a variety of reasons. Because of the current real estate and economic environment, including the availability of foreclosed site built homes at abnormally low prices, high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, and the current retail and wholesale credit markets, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act which regulate financial transactions could make certain types of mortgages historically used to finance the purchase of manufactured homes more difficult to obtain. If this law remains unchanged, industry sales of manufactured homes could decline significantly, although legislation has recently been introduced to reduce regulatory burdens which impede access to affordable manufactured housing financing.

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During 2011, multi-section homes were 51 percent of the total manufactured homes produced, down from 59 percent and 63 percent in 2010 and 2009, respectively. However, in recent months, multi-section homes have increased as a percent of the total manufactured homes produced, but there can be no assurance that this trend will continue. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes. The decline in multi-section homes prior to 2012 may have been partly due to the weak site-built housing market, as a result of which many retirees have not been able to sell their primary residence, or may have been unwilling to sell at currently depressed prices, and purchase a more affordable multi-section manufactured home as many had done historically.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

▪
Net sales in the 2012 third quarter increased to $226 million, 36 percent higher than in the 2011 third quarter. This sales growth was primarily the result of a 43 percent sales increase by Drew’s RV Segment, which accounted for 86 percent of Drew’s consolidated net sales in the 2012 third quarter. RV Segment sales growth was primarily due to a 19 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, Drew’s primary RV market, as well as acquisitions, market share gains, and increased sales to adjacent markets. Excluding the impact of acquisitions, consolidated net sales increased 27 percent.

Sales for the twelve months ended September 2012 exceeded $860 million, a Company record for any twelve month period.

▪
In October 2012, consolidated net sales reached approximately $85 million, an increase of 35 percent from October 2011 sales, as a result of strong growth in the Company’s RV Segment. Acquisitions did not have a significant impact on sales growth in October 2012, as most acquisitions were completed more than a year ago. It is estimated that industry-wide shipments of travel trailer and fifth-wheel RVs increased 30 percent in October 2012. This increase in industry-wide RV production was apparently in response to very strong initial orders following the 2012 annual RV open house in Elkhart, Indiana in late September. On the other hand, it is estimated that industry-wide production of manufactured homes declined 5 percent to 10 percent in October. This comparative decline resulted from an increase in production last October in response to orders by FEMA, which did not recur in 2012.

▪
For the third quarter of 2012, the Company reported net income of $9.8 million ($0.43 per diluted share), a 74 percent increase over net income of $5.6 million ($0.25 per diluted share) in the third quarter of 2011.

Sales in the 2012 third quarter increased nearly $60 million compared to the year-earlier quarter, on which the Company achieved incremental operating profit of $5.7 million. This is an improvement from the year-over-year incremental margin the Company achieved in the second quarter of 2012, and in the first quarter of 2012.

The Company’s operating profits continue to be impacted by higher labor and related costs because of lower operating efficiencies resulting from greater than expected demand, as well as costs related to facility realignment, process changes and lean manufacturing initiatives. Further, the Company continues to incur greater than normal outsourcing costs on tempered glass due to capacity constraints.

Over the past several months, the Company has developed and implemented action plans to increase efficiencies and improve customer service. In certain product lines, the Company has begun to realize the benefits of these initiatives, including overtime declining significantly from the second quarter of 2012 to the third quarter of 2012. However, implementing these plans to improve production efficiencies has taken longer than expected because it is very difficult to re-organize production flow while still operating near capacity at several key facilities. The full impact of these plans will take time to realize, but the Company expects production efficiencies to further improve before the 2013 selling season.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Material cost as a percent of sales was lower than in the prior year third quarter. After rising briefly at the beginning of 2012, steel and aluminum costs have declined over the past two quarters, which benefitted operating results in the third quarter of 2012. However, steel and aluminum costs remain volatile.

The effective tax rate for the 2012 third quarter was lower than in the prior year as a result of declines in tax reserve requirements, primarily due to the expiration of certain federal and state tax statute of limitations, as well as higher federal and state tax credits.

▪
After investing $53 million for seven acquisitions and $46 million in capital expenditures since the beginning of 2011, at September 30, 2012 the Company was debt-free and had $33 million in cash, along with significant borrowing capacity. The Company remains well-positioned to continue to take advantage of investment opportunities to further improve results.

RV Segment – Third Quarter

Net sales of the RV Segment in the third quarter of 2012 increased 43 percent compared to the third quarter of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
RV OEMs:
Travel Trailers and Fifth-Wheels	$162,719	$117,946	38%
Motorhomes	8,376	3,304	154%
RV Aftermarket	5,355	4,108	30%
Adjacent Industries	18,507	10,870	70%
Total RV Segment net sales	$194,957	$136,228	43%

According to the RVIA, industry-wide wholesale shipments for the three months ended September 30, were:

	2012	2011	Change
Travel Trailer and Fifth-Wheel RVs	56,700	47,500	19%
Motorhomes	6,800	5,300	28%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the third quarter of 2012 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains of $13 million and net sales from acquisitions completed during the last twelve months which added $9 million in net sales during the third quarter of 2012.

The Company’s net sales growth in components for motorhomes exceeded the increase in industry-wide wholesale shipments of motorhomes primarily due to market share gains of $3 million, and acquisitions which added $1 million in net sales during the third quarter of 2012. In the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains of $4 million and acquisitions which added $4 million in net sales during the third quarter of 2012. The Company believes there are significant opportunities in these adjacent industries. Customer relationships gained through an acquisition completed by the Company during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team which was added earlier in 2011, are expected to continue to aid the Company’s growth in these adjacent industries.

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

Content per:	2012	2011	Change
Travel Trailer and Fifth-Wheel RV	$2,685	$2,244	20%
Motorhome	$1,002	$617	62%

The Company’s average product content per type of RV excludes sales of replacement parts to the aftermarket and sales to adjacent industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products. In the first quarter of 2012, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries. There was no change in total reported net sales for the RV Segment, and all prior periods have also been refined for consistency.

Operating profit of the RV Segment was $12.9 million in the third quarter of 2012, an increase of $5.2 million compared to the third quarter of 2011. This increase in RV Segment operating profit was less than the Company’s expected 15 - 20 percent incremental margin.

The operating margin of the RV Segment in the third quarter of 2012 was negatively impacted by:

•
Excess labor and related costs due to greater than expected demand, as well as start-up costs associated with the new aluminum extrusion operation and the RV awning product line. Further, due to capacity constraints, the Company outsourced a portion of its tempered glass requirements, which added $0.8 million to cost of goods sold.

Over the past several months, the Company has developed and implemented action plans to increase efficiencies and improve customer service. In particular, among other initiatives, the Company (i) has hired a Vice President of Customer Service and increased its customer service capabilities, (ii) has purchased additional glass tempering equipment, which should be operational by the second quarter of 2013, (iii) is expanding its RV chassis production capacity, (iv) is implementing lean manufacturing principles, and (v) is consolidating its furniture operation. In certain product lines, the Company has begun to realize the benefits of these initiatives, including overtime declining significantly from the second quarter of 2012 to the third quarter of 2012. However, implementing these plans to improve production efficiencies has taken longer than expected because it is very difficult to re-organize production flow while still operating near capacity at several key facilities. The full impact of these plans will take time to realize, but the Company expects production efficiencies to further improve before the 2013 selling season. In the fourth quarter of 2012, the Company also expects to incur costs related to facility re-alignment, and process improvement, as it did in the third quarter.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Further, in the seasonally slower months ahead, the Company plans to retain more production employees than typical in the slow winter season in order to level out production by building to stock certain high volume products. Retaining employees will also enable the Company to minimize hiring and training costs when demand ramps up in early 2013.

•
Fixed costs were approximately $2 million higher than in the third quarter of 2011, primarily due to additional staff and facilities, as well as higher amortization, largely related to acquisitions and other investments.

•	Higher warranty and workers compensation insurance costs, primarily due to higher claims experience, as well as higher supplies expense.

Partially offset by:

•
Lower material costs. After rising briefly at the beginning of 2012, steel and aluminum costs have declined over the past two quarters, which benefitted operating results in the third quarter of 2012. However, steel and aluminum costs remain volatile. As a result of rising aluminum costs at the end of the 2012 third quarter, the Company recorded a positive adjustment from its aluminum hedge of $0.7 million. In addition, employee training and lean manufacturing initiatives enabled the Company to reduce scrap costs in the 2012 third quarter by $0.9 million as compared to the 2012 second quarter.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $59 million larger sales base.

RV Segment – Year to Date

Net sales of the RV Segment in the first nine months of 2012 increased 39 percent compared to the first nine months of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
RV OEMs:
Travel Trailers and Fifth-Wheels	$514,653	$387,746	33%
Motorhomes	22,568	12,244	84%
RV Aftermarket	14,714	12,169	21%
Adjacent Industries	57,008	27,497	107%
Total RV Segment net sales	$608,943	$439,656	39%

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

According to the RVIA, industry-wide wholesale shipments for the nine months ended September 30, were:

	2012	2011	Change
Travel Trailer and Fifth-Wheel RVs	188,200	167,700	12%
Motorhomes	21,300	20,000	7%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first nine months of 2012 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the acquisitions completed during the twelve months ended September 30, 2012, which added $39 million in net sales during the first nine months of 2012, market share gains of $31 million, as well as sales price increases of $8 million.

The Company’s net sales growth in components for motorhomes exceeded the increase in industry-wide wholesale shipments of motorhomes primarily due to market share gains of $6 million, as well as acquisitions which added $4 million in net sales during the first nine months of 2012. In the past year, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains of $16 million and acquisitions which added $13 million in net sales during the first nine months of 2012. The Company believes there are significant opportunities in these adjacent industries. Customer relationships gained through an acquisition completed by the Company during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team which was added earlier in 2011, are expected to aid the Company’s growth in these adjacent industries.

Operating profit of the RV Segment was $47.2 million in the first nine months of 2012, an increase of $6.8 million compared to the first nine months of 2011. This increase in RV Segment operating profit was less than the Company’s expected 15 - 20 percent incremental margin.

The operating margin of the RV Segment in the first nine months of 2012 was negatively impacted by:

•
Excess labor, overtime and related costs due to greater than expected demand, as well as start-up and integration costs associated with the acquisitions completed in 2011 and the new aluminum extrusion operation and the RV awning product line. Further, due to capacity constraints, the Company outsourced a portion of its tempered glass requirements, which added over $1.5 million to cost of goods sold.

Over the past several months, the Company has developed and implemented action plans to increase efficiencies and improve customer service. In particular, among other initiatives, the Company (i) has hired a new Vice President of Customer Service and increased customer service capabilities, (ii) has purchased additional glass tempering equipment, which should be operational by the second quarter of 2013, (iii) is expanding its RV chassis production capacity, (iv) is implementing lean manufacturing principles, and (v) is consolidating its furniture operation. In certain product lines, the Company has begun to realize the benefits of these initiatives, including overtime declining significantly from the second quarter of 2012 to the third quarter of 2012. However, implementing these plans to improve production efficiencies has taken longer than expected because it is very difficult to re-organize production flow while still operating near capacity at several key facilities. The full impact of these plans will take time to realize, but the Company expects production efficiencies to further improve before the 2013 selling season. In the fourth quarter of 2012, the Company also expects to incur costs related to facility re-alignment, and process improvement, as it did in the third quarter.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Further, in the seasonally slower months ahead, the Company plans to retain more production employees than typical in the slow winter season in order to level out production by building to stock certain high volume products. Retaining employees will also enable the Company to minimize hiring and training costs when demand ramps up in early 2013.

•
Fixed costs were approximately $5 million to $6 million higher than in the first nine months of 2011, primarily due to additional staff and facilities, as well as higher amortization, largely related to acquisitions and other investments.

•	Higher warranty, health insurance and workers compensation insurance costs, primarily due to higher claims experience, as well as higher supplies expense.

Partially offset by:

•
Lower material costs. After rising briefly at the beginning of 2012, steel and aluminum costs have declined over the past two quarters, which benefitted operating results in the third quarter of 2012. However, steel and aluminum costs remain volatile. Further, employee training and lean manufacturing initiatives enabled the Company to reduce scrap costs in the 2012 third quarter by $0.9 million as compared to the 2012 second quarter.

•
The spreading of fixed manufacturing and selling, general and administrative costs over a $169 million larger sales base. In addition, incentive compensation, which is based on profits, did not change proportionately with net sales.

MH Segment – Third Quarter

Net sales of the MH Segment in the third quarter of 2012 increased 3 percent compared to the same period of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
Manufactured Housing OEMs	$21,188	$21,487	(1%)
Manufactured Housing Aftermarket	3,990	4,254	(6%)
Adjacent Industries	6,188	4,720	31%
Total MH Segment net sales	$31,366	$30,461	3%

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

According to the IBTS, industry-wide wholesale shipments for the three months ended September 30, were:

	2012	2011	Change
Total Homes Produced	14,200	13,900	2%
Total Floors Produced	22,300	21,300	4%

The change in the Company’s net sales of components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily because the timing of shipments to the Company’s customers is often different from when those customers ship the finished manufactured home, and customer mix as the Company’s content per unit varies between customers.

Net sales to adjacent industries increased due to market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket, and expects growth to accelerate due to the increased focus provided by the Company’s new sales teams added in 2011.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the twelve months ended September 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

	2012	2011	Change
Content per Home Produced	$1,464	$1,472	(1%)
Content per Floor Produced	$962	$946	2%

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket and sales to adjacent industries. Content per manufactured home and content per floor are impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products. In the first quarter of 2012, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries. There was no change in total reported net sales for the MH Segment, and all prior periods have also been refined for consistency.

Based upon relatively consistent sales, operating profit of the MH Segment of $3.8 million in the third quarter of 2012 was consistent with the third quarter of 2011.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MH Segment – Year to Date

Net sales of the MH Segment in the first nine months of 2012 increased 12 percent compared to the same period of 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
Manufactured Housing OEMs	$61,678	$56,112	10%
Manufactured Housing Aftermarket	12,730	12,693	-%
Adjacent Industries	17,538	13,109	34%
Total MH Segment net sales	$91,946	$81,914	12%

According to the IBTS, industry-wide wholesale shipments for the nine months ended September 30, were:

	2012	2011	Change
Total Homes Produced	41,900	37,100	13%
Total Floors Produced	64,700	57,300	13%

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily because the timing of shipments to the Company’s customers is often different from when those customers ship the finished manufactured home, and customer mix as the Company’s content per unit varies between customers. Net sales to manufactured housing OEMs in the first nine months of 2012 included $2 million from acquisitions.

Net sales to adjacent industries increased due to market share gains and acquisitions. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket, and expects growth to accelerate due to the increased focus provided by the Company’s new sales teams added in 2011.

Operating profit of the MH Segment was $10.9 million in the first nine months of 2012, an increase of $2.0 million compared to the first nine months of 2011, primarily due to the $10 million increase in net sales. This increase in MH Segment operating profit was consistent with the Company’s target 15 to 20 percent incremental margin for its established products.

Corporate

Corporate expenses for the first nine months of 2012 increased $0.7 million compared to the first nine months of 2011, largely due to higher professional fees.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Contingent consideration fair value adjustments(1)	$63	$441	$(46)	$(215)
Net gains on sale or write-down to fair value of vacant facilities	429	122	595	122
Legal	496	(90)	1	(56)
Other income (expense), net	13	90	91	69
Total other non-segment items	$1,001	$563	$641	$(80)

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

Income Taxes

The income tax rate for the 2012 third quarter and for the first nine months of 2012 was lower than the income tax rate for the comparable periods of 2011 due to declines in tax reserve requirements, primarily due to the expiration of certain federal and state tax statute of limitations, as well as higher federal and state tax credits. The Company expects the effective income tax rate for the full year 2012 to be approximately 37 percent. Further, the Company estimates that the full year effective 2013 tax rate is expected to be approximately 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Statements of Cash Flows reflect the following for the nine months ended September 30, (in thousands):

	2012	2011
Net cash flows provided by operating activities	$44,587	$16,279
Net cash flows used for investing activities	(18,174)	(61,251)
Net cash flows (used for) provided by financing activities	(413)	7,564
Net increase (decrease) in cash	$26,000	$(37,408)

Cash Flows from Operations

Net cash flows from operating activities in the first nine months of 2012 were $28.3 million higher than in the first nine months of 2011 primarily due to:

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
A $14.8 million smaller increase in inventories in the first nine months of 2012 as compared to the same period of 2011. The smaller increase in inventories in 2012 was primarily due to the higher than expected sales during the first nine months of 2012, as well as through the concerted effort of management to improve inventory turns on a sustainable basis. In the first nine months of 2011 the Company experienced a more typical seasonal increase in inventory, as well as an increase in raw material costs. Inventory turnover for the twelve months ended September 30, 2012 improved to 7.5 turns from 6.3 turns for the full year 2011, and 6.0 turns for the twelve months ended September 30, 2011.

•
A $9.6 million larger increase in accounts payable and accrued expenses and other liabilities in the first nine months of 2012 compared to the first nine months of 2011, primarily due to the increase in sales, production and earnings.

•	A $6.6 million increase in net income in the first nine months of 2012 compared to the first nine months of 2011.

Partially offset by:

•
A $3.4 million higher seasonal increase in accounts receivable in the first nine months of 2012 compared to the first nine months of 2011 due to higher sales. Accounts receivable balances remain current, with only 23 days sales outstanding at September 30, 2012.

In the seasonally slower months ahead, the Company plans to retain more production employees than typical in the slow winter season in order to level out production by building to stock certain high volume products. As a result, the Company expects to see a higher than normal increase in finished goods inventory levels over the next several months. Retaining employees will enable the Company to minimize hiring and training costs when demand ramps up in early 2013.

Over the long-term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company estimates that working capital should increase or decrease at approximately 10 percent to 12 percent of the corresponding change in net sales. However, there are many factors that can impact this relationship, especially in the short-term.

At September 30, 2012, the Company had derivative instruments for 7.1 million pounds of aluminum, approximately 20 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire between October 2012 and September 2013, at an average mid-west aluminum price of $1.02 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Condensed Consolidated Statements of Income. During the first nine months of 2012, derivative instruments for 2.5 million pounds were settled at a loss of $0.3 million.

Depreciation and amortization was $19.2 million in the first nine months of 2012, and is expected to aggregate $25 million to $26 million for the full year 2012. Further, the Company estimates that depreciation and amortization will be approximately $24 million in 2013.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-cash stock-based compensation was $4.9 million in the first nine months of 2012, including $0.2 million for 2011 incentive compensation in lieu of cash, and is expected to be $6 million to $7 million for the full year 2012.  Non-cash stock-based compensation is expected to be $8 million to $10 million for the full year 2013.

Cash Flows from Investing Activities

Cash flows used for investing activities for the first nine months of 2012 included capital expenditures of $22.0 million. Since January 1, 2011, in order to better serve its customers, the Company has invested in both capacity expansion and cost reduction opportunities, adding approximately 800,000 square feet of production space. Estimates for the full year 2012 are that capital expenditures will be $27 million to $28 million, including the addition of a second glass tempering operation, expansion of one of its RV chassis facilities, the purchase of a larger facility to consolidate all of its furniture operations, and the completion of the aluminum extrusion operation, in addition to routine maintenance capital expenditures.

The Company estimates that capital expenditures will be $25 million to $30 million in 2013. However, certain capital projects included in the 2012 capital expenditure forecast may not be completed until next year. If delayed, this will not change the Company’s overall cash flow, but rather just the timing between years. Additional capital expenditures may also be required depending on the extent of the sales growth and other initiatives by the Company. The 2012 and 2013 capital expenditures are expected to be funded by cash flows from operations.

The Company’s capital expenditures are for maintenance and growth. Over the long-term, based on the Company’s historical capital expenditures, the maintenance portion has averaged approximately 1.5 percent of net sales, while the growth portion has averaged approximately 10 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short-term.

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

Cash Flows from Financing Activities

Cash flows used for financing activities of $0.4 million in the first nine months of 2012 included payment of $3.3 million of contingent consideration, partially offset by $2.8 million received from the exercise of stock options and deferred stock units. At September 30, 2012 the Company had no outstanding debt and $32.6 million of cash. However, due to the seasonal increase in working capital, the Company had to borrow from time to time during the first quarter of 2012 under its line of credit, with such borrowings reaching a high of $16.2 million.

Cash flows provided by financing activities for the first nine months of 2011 of $7.6 million were primarily due to a net increase in indebtedness of $8.1 million.  During the first nine months of 2011, the Company had invested $67.1 million in acquisitions and capital expenditures, utilizing its available cash and necessitating borrowing under its line of credit.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with several acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $12.6 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2012. During the first nine months of 2012, the Company paid $3.3 million related to these contingent consideration liabilities, and expects to pay $5.7 million over the next twelve months. For further information see Note 10 of the Notes to Condensed Consolidated Financial Statements.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2012), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2012) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At September 30, 2012, the Company had $3.0 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.0 million at September 30, 2012.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At September 30, 2012, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2012. The remaining availability under these facilities was $196.6 million at September 30, 2012. The Company believes this availability, together with the $32.6 million in cash at September 30, 2012, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Pursuant to the Credit Agreement and “shelf-loan” facility at September 30, 2012, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2012, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

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

CORPORATE GOVERNANCE

The Company is in compliance with the corporate governance requirements of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.drewindustries.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123), to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The whistleblower policy and procedure for complaints can be found on the Company’s website (www.drewindustries.com).

CONTINGENCIES

Additional information required by this item is included under Item 1 of Part II of this Quarterly Report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company has experienced increases in its labor costs in the first nine months of 2012 which may be partially related to inflation. Over the past several months, the Company has found it difficult to find qualified production employees for certain facilities and has incurred higher than normal labor costs.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance expanded required disclosures, including the reasons for and amounts of all transfers in and out of Levels 1 and 2 fair value measurements, and for Level 3 fair value measurements added (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes used, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. This guidance was effective for interim or annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on the Company’s financial statements other than additional disclosures.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed manufactured homes and RVs, changes in zoning regulations for manufactured homes, sales declines in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the successful integration of acquisitions, realization of efficiency improvements, interest rates, oil and gasoline prices, and the outcome of litigation. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of products for which we sell our components.

DREW INDUSTRIES INCORPORATED

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2012, the Company had no outstanding borrowings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 or subsequent to the date the Company completed its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Over the last few quarters, the Company has converted the systems used by acquired businesses to its existing ERP software and business processes, except one which is planned to be converted in the fourth quarter. Further, the Company has selected a new ERP system, and is in preliminary stages of designing and implementing that system. The full implementation is expected to take several years. No significant changes to internal controls are expected during the balance of 2012.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Item 3. “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of a case pending against Kinro, Inc. On June 7, 2012, the United States Court of Appeals for the Ninth Circuit unanimously affirmed the decision of the United States District Court, Central District of California, which had granted Kinro’s motion for summary judgment dismissing all claims against Kinro asserted by Plaintiffs.  Consequently, the litigation was terminated.

In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2012, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2012, except as noted below.

Key operating management.

In February and April 2012, we entered into employment and compensation agreements with four key executives for 2012 - 2014, which replaced recently expired arrangements.

Certain litigation.

On June 7, 2012, Court of Appeals unanimously affirmed the decision of the District Court dismissing all claims against Kinro. Consequently, the litigation was terminated.

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
Joseph S. Giordano III Chief Financial Officer and Treasurer November 9, 2012