Form 10-K
period 2012-12-31
DREW INDUSTRIES INC
filed 2013-03-12
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $413,078,900. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 28, 2013) was
22,805,806 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement with respect to the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 is incorporated by reference into Items 10, 11, 12 and 14 of Part III.

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

PART I

Item 1.  BUSINESS.

Summary

Drew Industries Incorporated (“Drew” or the “Company” or the “Registrant”) has two reportable operating segments: the recreational vehicle (“RV”) products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 87 percent of consolidated net sales for 2012, and the MH Segment accounted for 13 percent of consolidated net sales for 2012. Approximately 84 percent of the Company’s RV Segment net sales were of products to manufacturers of travel trailer and fifth-wheel RVs. The balance represents sales of components for motorhomes, truck caps and buses, as well as for trailers used to haul boats, livestock, equipment and other cargo, and for the aftermarket. Drew’s operations are conducted through its wholly-owned subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”), each of which has operations in both the RV Segment and the MH Segment.

Over the last fifteen years, the Company acquired a number of manufacturers of components for RVs, manufactured homes, specialty trailers and adjacent industries, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2012, the Company operated 30 manufacturing facilities in 11 states, and achieved consolidated net sales of $901 million for the year ended December 31, 2012.

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

Recent Developments

Executive Succession and Corporate Relocation

On February 12, 2013, the Company announced that Fred Zinn, President and Chief Executive Officer, will retire effective May 10, 2013. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, subsidiaries of the Company, has been named to succeed Mr. Zinn as Chief Executive Officer of the Company. This leadership transition is the result of a comprehensive succession process initiated by the Board of Directors in 2011.

Mr. Zinn, who will turn 62 in March, has been an executive officer of the Company since 1986, served as President and a Director since 2008, and as CEO since 2009. Mr. Zinn is not standing for re-election as a Director, but he will continue to serve as a consultant to the Company through 2013.

Mr. Lippert, age 40, has served as Chairman and Chief Executive Officer of Lippert Components and Kinro, and as a Director of the Company for the last five years, and will also continue in these positions. Mr. Lippert held various executive positions at Lippert Components and Kinro since 1998.

Scott T. Mereness, age 41, has been appointed President and Chief Operating Officer of the Company effective May 10, 2013. Mr. Mereness will also continue to serve as President of Lippert and Kinro, as he has since 2010. Mr. Mereness held various executive positions at Lippert and Kinro since 2001.

Drew also announced that its corporate headquarters will relocate from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro, and where more than 80 percent of all RVs produced in the U.S. are manufactured.

Joseph S. Giordano III, age 44, Chief Financial Officer and Treasurer of the Company since 2008 and Corporate Controller from 2003 to 2008, will relocate to Elkhart County, and will continue to serve as Chief Financial Officer and Treasurer.

Harvey F. Milman, age 71, who has served as General Counsel then Chief Legal Officer of the Company since 1969, will retire effective July 31, 2013. Mr. Milman will continue to serve as a consultant to the Company through 2015. Mr. Milman will be succeeded by Robert A. Kuhns, age 47. For the past thirteen years Mr. Kuhns was a partner in the Corporate Group at the Minneapolis offices of Dorsey & Whitney, a full-service global law firm.

Christopher L. Smith, age 37, has been Corporate Controller since May 2008, and was Assistant Controller from August 2005 to May 2008. Mr. Smith’s tenure will terminate on or about July 31, 2013 in connection with the relocation of the Company’s offices. Mr. Smith will be succeeded by Brian M. Hall, age 38. Mr. Hall has been a senior manager at Crowe Horwath LLP for the past 8 years.

Sales and Profits

In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the increase in our sales and profits during 2012.

Net sales for 2012 reached a record $901 million, a 32 percent increase over net sales of $681 million in 2011, as both of the Company’s segments achieved greater net sales growth than the industries they serve. Net sales of the Company’s RV Segment increased 37 percent, compared to a 14 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs. Approximately 84 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. The RV Segment represented 87 percent of consolidated net sales in 2012. Net sales of the Company’s MH Segment increased 9 percent, compared to a 6 percent increase in industry-wide production of manufactured homes. The MH Segment represented 13 percent of consolidated net sales in 2012. The Company’s net sales growth exceeded industry-wide wholesale shipments of RVs and manufactured homes during 2012 primarily as a result of acquisitions, market share gains and the introduction of new products. In addition, the Company achieved increased sales of components to adjacent industries, such as buses, modular housing, mobile office units, truck caps, and trailers used to haul boats, livestock, equipment and other cargo.

For 2012, the Company reported net income of $37.3 million, or $1.64 per diluted share, an increase of 24 percent from net income of $30.1 million or $1.34 per diluted share for 2011.

Net income in 2012 was impacted by lower operating efficiencies resulting from training in excess of 1,000 new employees, overtime, outsourcing and other costs required to meet the greater than expected $220 million sales increase in 2012. In addition, the Company incurred facility consolidation and realignment costs in order to meet the rising demand for its products. Further, the Company continued to incur costs related to its investments in aluminum extrusion, awnings, and the aftermarket, and also incurred costs related to process changes and lean manufacturing initiatives.

Over the latter half of 2012, the Company developed and implemented action plans to increase capacity and improve efficiencies. In certain product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize. The Company expects production efficiencies to further improve in 2013, in particular the second half of 2013.

On December 20, 2012, the Company paid a special cash dividend of $2.00 per share, an aggregate of $45 million, to holders of record of its Common Stock on December 10, 2012. At December 31, 2012, the Company had $9.9 million in cash, no debt, and substantial available borrowing capacity.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a variety of products used in the production of RVs, including:

●	Steel chassis for towable RVs	●	Aluminum windows and screens
●	Axles and suspension solutions for towable RVs	●	Chassis components
●	Slide-out mechanisms and solutions	●	Furniture and mattresses
●	Thermoformed bath, kitchen and other products	●	Entry, baggage, patio and ramp doors
●	Manual, electric and hydraulic stabilizer and lifting systems	●	Entry steps
		●	Awnings
		●	Other accessories

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including manufacturers of truck caps, buses and trailers used to haul boats, livestock, equipment and other cargo.

In 2012, the RV Segment represented 87 percent of the Company's consolidated net sales, and 81 percent of consolidated segment operating profit. Approximately 84 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs.

Raw materials used by the Company's RV Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, wood, fabric and foam are available from a number of sources, both domestic and foreign.

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

During 2011 and 2012, the Company added the capability to extrude aluminum at its new aluminum extrusion plant. The extruded aluminum components produced are used in a variety of the Company’s products, and the lighter weight and durability of aluminum is expected to be attractive to manufacturers of RVs and motorhomes. In 2012, the Company used in excess of 30 million pounds of extruded aluminum. Further, the Company markets extruded aluminum parts to manufacturers in other industries.

In late 2011, the Company launched a newly-developed line of RV awnings. The awnings are available in both manual and electric versions. The market potential for the awning product line is in excess of $75 million for manufacturers of RVs and an estimated $75 million for aftermarket sales. The raw materials, components, and manufacturing processes used to manufacture awnings are very similar to those the Company uses in its other product lines. The extruded aluminum components used in the awnings are produced in the Company’s new aluminum extrusion operation. The Company markets the awnings directly to RV manufacturers, as well as through aftermarket distributors.

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO), Forest River (a subsidiary of Berkshire Hathaway, symbol: BRKA) and other OEMs, and, to a lesser extent, to distributors of aftermarket products.

The Company's RV Segment operations compete on the basis of customer service, product quality and innovation, price and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal products (i) it is the leading supplier of windows and doors for towable RVs, and the Company’s market share for most of its towable RV window and door products is approximately 80 percent; (ii) the Company is the leading supplier of chassis and slide-out mechanisms for towable RVs, and the Company's market share for chassis and slide-out mechanisms for towable RVs exceeds 90 percent; (iii) the leading suppliers of axles for towable RVs are the Company, AL-KO Kober Corporation and Dexter Axle Company, and the Company’s market share for axles for towable RVs is approximately 50 percent; and (iv) its market share for furniture for towable RVs is approximately 60 percent, and the Company competes with several other manufacturers.

The Company’s share of the market for its products in adjacent industries cannot be readily determined; however, RV Segment net sales to adjacent industries increased from $40 million in 2011 to $73 million in 2012. The Company’s share of the aftermarket for RV parts is not significant. The Company has made investments to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

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

The Company also supplies windows, doors, and thermoformed bath products as replacement parts to the manufactured housing aftermarket, and to adjacent industries.

In 2012, the MH Segment represented 13 percent of the Company's consolidated net sales, and 19 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Raw materials used by the Company's MH Segment, consisting primarily of steel (coil, sheet and I-beam), extruded aluminum and vinyl, glass, and ABS resin, are available from a number of sources, both domestic and foreign.

Operations of the Company's MH Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company's MH Segment operations are conducted at 13 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 6 also conduct operations in the Company's RV Segment. See Item 2. “Properties.”

The Company's manufactured housing products are sold primarily to major producers of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway, symbol: BRKA), Cavco Industries, Inc. (symbol: CVCO), Champion Home Builders, Inc. (a private company), Skyline Corporation (symbol: SKY) and other OEMs, and, to a lesser extent, to distributors of aftermarket products.

The Company's MH Segment competes on the basis of customer service, product quality and innovation, price and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal products (i) it is the leading supplier of windows for manufactured homes, and the Company's market share for windows exceeds 80 percent; (ii) the Company's manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, many of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 25 percent; and (iii) the Company’s thermoformed bath and kitchen unit operation competes with three other manufacturers of bath and kitchen units, and the Company’s market share for bath and kitchen products in the product lines the Company supplies is approximately 65 percent.

The Company’s share of the market for its products in adjacent industries cannot be readily determined; however, MH Segment net sales to adjacent industries increased from $17 million in 2011 to $24 million in 2012. The Company’s share of the aftermarket for manufactured housing parts is not significant. The Company has made investments to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the MH Segment is included in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

Other than the activities of its sales personnel and maintenance of customer relationships through quality of its products, innovation, service, price and customer satisfaction, the Company does not engage in significant marketing efforts, and does not incur significant marketing or advertising expenditures.

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

Capacity

In 2012, the Company’s facilities operated at an average of approximately 65 percent of their practical capacity, and typically ran one shift of production per day. Capacity varies significantly based on seasonal demand, as well as by production facility, product line and geographic region, with certain facilities at times operating below 50 percent utilization, while other facilities at times operating above 90 percent utilization.

At December 31, 2012, the Company operated 30 facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2012 were $32 million. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management to help ensure that the Company can maintain a high level of production efficiencies throughout its operations.

Intellectual Property

The Company holds several United States and foreign patents and patent applications that relate to various products sold by the Company, and has granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments. Approximately 10 percent of the Company’s consolidated net sales are generated by products covered by patents and patent applications held by the Company. The Company believes that its patents are valuable, and vigorously protects its patents when appropriate.

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

The Company’s operations are also subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue.

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2012 was 5,179, compared to 4,130 at December 31, 2011. The total at December 31, 2012 included 4,387 in manufacturing and product research and development, 227 in transportation, 48 in sales, 108 in customer support and servicing, and 409 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Item 1A.  RISK FACTORS.

Industry Risk Factors

Economic and business conditions beyond our control, including cyclicality and seasonality, have in the past had a significant adverse impact on our earnings, and could negatively impact our future results.

In 2008, a combination of factors, including the weak economy and resulting recession, tight credit, reduced availability of home equity credit lines, high unemployment, low consumer confidence, and the deterioration in the real estate and mortgage markets adversely impacted our operating results. As a result of these conditions, dealers reduced inventories and consumers were cautious about making purchases of discretionary “big-ticket” items such as RVs and manufactured homes. These conditions abated during 2011 and continued to improve during 2012. Our net sales in 2011 increased 19 percent compared to 2010, and in 2012 increased 32 percent compared to 2011. However, if the severity of these conditions resumes in the future, our earnings could be significantly impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The RV and manufactured housing markets have been characterized by cycles of growth and contraction in consumer demand. Companies in these industries are subject to volatility in sales and operating results due to external factors such as economic and demographic changes. Consequently, the results for any prior period may not be indicative of results for any future period.

In addition, the long-term decline in the retail demand and wholesale production of manufactured homes has reduced the demand for our manufactured housing products. Although industry-wide wholesale production of manufactured homes improved modestly in 2012, our annual results of operations could decline if manufactured housing industry conditions worsen.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and manufactured homes, which would cause reduced production of RVs and manufactured homes by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and manufactured homes generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. Reduction in the availability of floor-plan financing has in the past caused, and would cause, many dealers to reduce inventories of RVs and manufactured homes, which would result in reduced production of RVs and manufactured homes, resulting in reduced demand for our products.

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

As a result of the recession and the factors leading to it, significant changes were implemented in the lending practices of financial institutions, and many lenders restricted loan availability. Restrictions on the availability of financing for RVs and manufactured homes limited the ability of consumers to purchase RVs and manufactured homes. Although these conditions have improved, a return to these conditions would again limit the ability of consumers to purchase RVs and manufactured homes, resulting in reduced production of RVs and manufactured homes by our customers, and therefore reduced demand for our products.

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

Dealers and manufacturers of RVs and manufactured homes could accumulate excess unsold inventory. Existence of excess inventory has in the past caused, and would cause, a reduction in orders for new RVs and manufactured homes, which would cause a decline in demand for our products.

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

Travel trailer and fifth-wheel RVs, components for which represent approximately 84 percent of our RV Segment net sales, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which would result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

The manufactured housing industry has experienced a significant long-term decline in shipments, which may continue.

Our MH Segment, which accounted for 13 percent of consolidated net sales for 2012, operates in an industry which has experienced a decline in production of new homes compared to the peak of production in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and has been exacerbated by economic conditions.

Moreover, because of the weak market for conventional housing, retirees may not be able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase less expensive manufactured homes. In addition, the availability of foreclosed site-built homes at reduced prices has impacted, and could continue to impact, the demand for manufactured homes.

If these conditions persist, the manufactured housing industry may not improve significantly. Certain of our manufactured housing customers have experienced financial difficulties and more of our manufactured housing customers may be similarly affected. These factors could result in reduced demand for products from our MH Segment, as well as difficulties in collecting accounts receivable.

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

The prices we pay for steel, which represents approximately 50 percent of our raw material costs, and other key raw materials, have been volatile.

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

If raw materials or components that are used in manufacturing our products, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted, our manufacturing operations could be adversely affected. The Company currently imports approximately 10 percent of its raw materials and components.

The loss of any customer accounting for more than 10 percent of our consolidated net sales, and the consolidation of customers in our industries, could have a material adverse impact on our operating results.

One customer of the RV Segment accounted for 34 percent, and another customer of both the RV Segment and the MH Segment accounted for 27 percent, of our consolidated net sales in 2012. The loss of either of these customers would have a material adverse impact on our operating results.

The concentration of sales of our products to fewer customers as a result of consolidation of manufacturers in the industries we serve could impact our sales prices, which would adversely impact our operating results.

Changes in consumer preferences relating to our products could cause reduced sales.

Changes in consumer preferences, or our inability to anticipate changes in consumer preferences, for RVs or manufactured homes, or for the products we make for RVs and manufactured homes, could reduce demand for our products and adversely affect our operating results.

Competitive pressures could reduce demand for our products or impact our sales prices.

Domestic and foreign competitors may lower prices on products which currently compete with our products, or develop product improvements, which could reduce demand for our products or cause us to reduce prices for our products. In addition, the manufacture by our customers themselves of products supplied by us could reduce demand for our products.

Increases in demand could result in difficulty obtaining additional skilled labor, and available capacity may initially not be utilized efficiently.

During 2012 and 2011, the Company experienced higher than usual production costs largely related to increased demand for certain of our products. Further, in certain geographic regions in which we have manufacturing facilities we have experienced shortages of qualified employees. If demand continues to increase, the Company may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our financial condition and operating results.

We may incur unexpected expenses, or face unanticipated delays, in connection with investments we make in our business, which could adversely impact our results.

It may take longer than initially anticipated for us to realize expected results from investments we have made in acquisitions, as well as initiatives we have implemented to improve production efficiencies and other aspects of our business, or we may incur unexpected expense in connection with these matters. These results would have an adverse effect on our earnings and financial condition.

We have recently entered new markets in order to enhance our growth potential. Uncertainties with respect to these new markets could impact our operating results.

The Company is a leading supplier of components for RVs and manufactured housing, and currently has a significant share of the market for certain of its products, which would limit our ability to expand our market share for those products. We have made investments in order to expand the sale of our products in the RV and manufactured housing aftermarket, and in adjacent industries beyond RVs and manufactured housing. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products would adversely impact our business in these markets and our results of operations.

The loss of any of our key operating management could reduce our ability to execute our business strategy and could adversely affect our business and results of operations.

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

In accordance with the executive succession described in Business – Recent Developments in Item 1 of this Report, Jason D. Lippert was appointed Chief Executive Officer of the Company to replace Fredric M. Zinn, President and Chief Executive Officer of the Company. Scott T. Mereness was appointed President and Chief Operating Officer of the Company. These appointments are effective May 10, 2013. Although we anticipate that these management changes will be successful, there can be no assurance at this time.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2012, the Company's properties were as follows:

RV SEGMENT
City	State	Square Feet		Owned	Leased
Rialto(1)	California	56,430		✓
Nampa	Idaho	147,000			✓
Twin Falls	Idaho	16,060			✓
Goshen(1)	Indiana	459,200		✓
Goshen	Indiana	366,960		✓
Elkhart	Indiana	316,864		✓
Goshen	Indiana	158,125		✓
Goshen	Indiana	144,500		✓
Goshen(1)	Indiana	128,200		✓
Goshen	Indiana	101,960			✓
Elkhart	Indiana	92,000		✓
Goshen	Indiana	87,800		✓
Topeka	Indiana	67,560			✓
Middlebury(1)	Indiana	61,113		✓
Howe	Indiana	60,000		✓
Elkhart	Indiana	60,000			✓
Goshen	Indiana	53,500		✓
Elkhart	Indiana	50,250		✓
Pendleton	Oregon	56,800		✓
Pendleton	Oregon	23,777			✓
McMinnville(1)	Oregon	17,850		✓
Waxahachie(1)	Texas	43,050		✓
Kaysville	Utah	75,000			✓
		2,643,999	(2)

(1)	These plants also produce products for the MH Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the RV Segment.

(2)	At December 31, 2011, the Company’s RV Segment used an aggregate of 2,407,367 square feet for manufacturing and warehousing.

MH SEGMENT

City	State	Square Feet		Owned	Leased
Double Springs	Alabama	109,000		✓
Rialto(1)	California	6,270		✓
Fitzgerald	Georgia	79,000		✓
Nampa	Idaho	83,500		✓
Goshen	Indiana	110,000		✓
Middlebury(1)	Indiana	61,113		✓
Goshen(1)	Indiana	25,000		✓
Goshen(1)	Indiana	14,500		✓
Arkansas City	Kansas	7,800			✓
McMinnville(1)	Oregon	17,850		✓
Denver	Pennsylvania	40,200			✓
Chester	South Carolina	108,600		✓
Waxahachie(1)	Texas	156,950		✓
		819,783	(2)

(1)	These plants also produce products for the RV Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the MH Segment.

(2)	At December 31, 2011, the Company’s MH Segment used an aggregate of 924,783 square feet for manufacturing and warehousing.

ADMINISTRATIVE
City	State	Square Feet	Owned	Leased
Double Springs	Alabama	7,200	✓
Phoenix	Arizona	1,000		✓
Goshen	Indiana	15,500	✓
Goshen	Indiana	10,000		✓
Goshen	Indiana	5,156		✓
Goshen	Indiana	1,680	✓
Kalamazoo	Michigan	1,300		✓
White Plains	New York	4,059		✓
Waxahachie	Texas	16,000	✓
		61,895

In February 2013, the Company entered into an operating lease for approximately 50,000 square feet of office space to consolidate certain of its corporate functions and approximately 100,000 square feet of manufacturing space to expand capacity for certain manufacturing operations.

At December 31, 2012, the Company owned the following facilities not currently used in production, having an aggregate book value of $5.0 million:

City	State	Square Feet
Phoenix *	Arizona	61,000
Ocala	Florida	47,100
Cairo	Georgia	105,000
Bristol *	Indiana	97,500

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

The case purported to be a product liability class action related to a certain line of products manufactured by Kinro. After a comprehensive investigation, Kinro concluded that plaintiffs’ claims were without merit. In the course of the proceedings during 2010, the District Court dismissed each of the seven claims asserted by the plaintiffs. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On June 7, 2012, the Court of Appeals unanimously affirmed the decision of the District Court dismissing all claims against Kinro.  Consequently, the litigation was terminated.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheets as of December 31, 2012, would not be material to the Company's financial position or annual results of operations.

Item 4.  NOT APPLICABLE.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of January 1, 2013. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013.

Name	Position

Edward W. Rose, III (Age 71)	Director since March 1984.

Leigh J. Abrams (Age 70)	Chairman of the Board of Directors since January 2009. Director since March 1984.

Fredric M. Zinn (Age 61)	Chief Executive Officer since January 2009, President and Director since May 2008.

James F. Gero (Age 67)	Lead Director of the Board of Directors since November 2011. Director since May 1992.

Frederick B. Hegi, Jr. (Age 69)	Director since May 2002.

David A. Reed (Age 65)	Director since May 2003.

John B. Lowe, Jr. (Age 73)	Director since May 2005.

Brendan J. Deely (Age 47)	Director since September 2011.

Jason D. Lippert (Age 40)	Chief Executive Officer of Lippert Components, Inc. since February 2003, and Chief Executive Officer of Kinro, Inc. since January 2009. Director since May 2007.

Joseph S. Giordano III (Age 43)	Chief Financial Officer since May 2008, Treasurer since May 2003.

Scott T. Mereness (Age 41)	President of Lippert Components, Inc. and Kinro, Inc. since July 2010.

EDWARD W. ROSE, III, was Chairman of the Board of Directors from March 1984 to December 31, 2008, and Lead Director from January 2009 to November 2011. For more than the past five years, Mr. Rose has been President and sole stockholder of Cardinal Investment Company, Inc., an investment firm.

LEIGH J. ABRAMS, was Chief Executive Officer from March 1984 to December 31, 2008 and President from March 1984 until May 2008. Since April 2001, Mr. Abrams has also been a director of Impac Mortgage Holdings, Inc., a publicly-owned company engaged in origination of mortgages and provides various mortgage service solutions to the mortgage and real estate markets, and Lead Director of Impac Mortgage Holdings, Inc. since June 2004. Mr. Abrams is a Certified Public Accountant.

FREDRIC M. ZINN, was Executive Vice President from February 2001 to May 2008 and Chief Financial Officer from March 1984 to May 2008. Mr. Zinn is a Certified Public Accountant. Mr. Zinn intends to retire as Chief Executive Officer and Director effective May 10, 2013.  Mr. Lippert will succeed Mr. Zinn as Chief Executive Officer.

JAMES F. GERO, is a private investor. Since 2004, Mr. Gero has also served as Chairman of the Board of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation, and as a director of Intrusion.com, Inc., a publicly-owned supplier of security software.

FREDERICK B. HEGI, JR., is a founding partner of Wingate Partners, a private equity firm, including the indirect general partner of Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi is a director of Texas Capital Bancshares, Inc., a publicly-owned regional bank. From 1996 until December 2011, Mr. Hegi served as Chairman of the Board of United Stationers, Inc., a publicly-owned wholesale distributor of business products. From 1986 until its acquisition in 2007, Mr. Hegi was a director of Lone Star Technologies, Inc., a diversified publicly-owned company engaged in the manufacture of tubular products.

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

BRENDAN J. DEELY, has been President and Chief Executive Officer of L&W Supply Corporation, a subsidiary of USG Corporation, since 2004, and senior vice president of USG Corporation since 2008. USG Corporation, a publicly-owned company, is a manufacturer and distributor of high-performance building systems. L&W Supply branches stock and deliver building materials nationwide. For more than five years prior thereto, Mr. Deely held various executive positions with USG Corporation and its subsidiaries. Mr. Deely also serves on the board of directors of the National Safety Council, and serves on the board of directors of Lincoln Park Community Shelter in Chicago, Illinois.

JASON D. LIPPERT, was President of Lippert Components, Inc. from February 2003 to July 2010 and President of Kinro from January 2009 to July 2010, Executive Vice President and Chief Operating Officer of Lippert Components, Inc., from May 2000 until February 2003, and served as Regional Director of Operations of Lippert Components, Inc. from 1998 until 2000. Mr. Lippert has been Chairman of Lippert Components, Inc. since January 2007, and Chairman of Kinro, Inc. since January 2009. Mr. Lippert will succeed Mr. Zinn as Chief Executive Officer of the Company effective May 10, 2013.

JOSEPH S. GIORDANO III, was Corporate Controller from May 2003 to May 2008. From July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

SCOTT T. MERENESS, was Executive Vice President and Chief Operating Officer of Lippert Components, Inc. from February 2003 to July 2010, Executive Vice President and Chief Operating Officer of Kinro, Inc. from February 2010 to July 2010, Vice President of Operations of Lippert Components, Inc., from February 2001 to February 2003, and was Vice President of Kinro, Inc., from January 2009 until February 2010. Mr. Mereness was Regional Vice President for Manufactured Housing for Lippert Components, Inc., from 1999 to 2001. Mr. Mereness will assume the position of President and Chief Operating Officer of the Company effective May 10, 2013.

Other Officers

HARVEY F. MILMAN, age 71, has been Vice President-Chief Legal Officer of the Company since March 2005. Prior thereto, Mr. Milman was a partner of the firm of Phillips Nizer LLP, counsel to the Company. Mr. Milman has served as Secretary of the Company since May 2007, and as Assistant Secretary of the Company for more than five years prior thereto. Mr. Milman will retire as Chief Legal Officer effective July 31, 2013.

ROBERT A. KUHNS, age 47, for the past thirteen years was a partner in the Corporate Group at the Minneapolis offices of Dorsey & Whitney, a full-service global law firm. Mr. Kuhns will succeed Mr. Milman as Chief Legal Officer effective July 31, 2013.

CHRISTOPHER L. SMITH, age 37, has been Corporate Controller since May 2008, and was Assistant Controller of the Company from August 2005 to May 2008. From January 2000 to June 2005, Mr. Smith served as Assistant Controller of Key Components, LLC, a diversified manufacturer, and from August 1997 to January 2000, Mr. Smith was Senior Associate at Ernst & Young LLP. Mr. Smith is a Certified Public Accountant. In connection with the relocation of the Company’s office, Mr. Smith’s tenure as Corporate Controller will terminate effective on or about July 31, 2013.

BRIAN M. HALL, age 38, has been a senior manager at Crowe Horwath LLP for the past 8 years. Mr. Hall is a CPA and will succeed Mr. Smith as Corporate Controller effective on or about July 31, 2013.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 28, 2013, there were 469 holders of the Company’s Common Stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2012 and 2011 is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,024,675	$13.00	688,712
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,024,675	$13.00	688,712

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated (the “Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and consultants equity-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the Plan was 688,712 at December 31, 2012, and 1,361,718 at December 31, 2011.  The Plan is the Company’s only equity compensation plan.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008

Operating Data:
Net sales	$901,123	$681,166	$572,755	$397,839	$510,506
Goodwill impairment	$-	$-	$-	$45,040	$5,487
Executive succession / retirement	$1,456	$-	$-	$-	$2,667
Operating profit (loss)	$58,132	$48,548	$45,428	$(35,581)	$19,898
Income (loss) before income taxes	$57,802	$48,256	$45,210	$(36,370)	$19,021
Provision (benefit) for income taxes	$20,462	$18,197	$17,176	$(12,317)	$7,343
Net income (loss)	$37,340	$30,059	$28,034	$(24,053)	$11,678

Net income (loss) per common share:
Basic	$1.66	$1.35	$1.27	$(1.10)	$0.54
Diluted	$1.64	$1.34	$1.26	$(1.10)	$0.53

Financial Data:
Working capital	$84,243	$85,657	$97,791	$113,744	$84,378
Total assets	$373,868	$351,083	$306,781	$288,065	$311,358
Long-term obligations	$19,843	$21,876	$18,248	$8,243	$9,763
Stockholders’ equity	$284,245	$277,296	$243,459	$244,115	$258,878

Dividend Information

On December 20, 2012, the Company paid a special cash dividend of $2.00 per share to holders of record of its Common Stock on December 10, 2012, and on December 28, 2010, the Company paid a special cash dividend of $1.50 per share to holders of record of its Common Stock on December 20, 2010. In 2011, the Company did not pay any dividend, and prior to 2010 the Company had not previously paid a cash dividend. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy is not subject to specific restrictions in its financing agreements, but rather is limited by certain of the debt covenant calculations.

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

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At December 31, 2012, the Company operated 30 plants in 11 states.

Net sales and operating profit were as follows for the years ended December 31, (in thousands):

	2012	2011	2010
RV Segment:
RV original equipment manufacturers:
Travel trailers and fifth-wheels	$658,961	$499,852	$427,830
Motorhomes	30,196	15,828	16,864
RV aftermarket	19,119	14,660	13,914
Adjacent industries	72,649	40,303	18,594
Total RV Segment net sales	$780,925	$570,643	$477,202

MH Segment:
Manufactured housing original equipment manufacturers	$80,392	$77,087	$68,483
Manufactured housing aftermarket	16,060	16,184	16,895
Adjacent industries	23,746	17,252	10,175
Total MH Segment net sales	$120,198	$110,523	$95,553

Total net sales	$901,123	$681,166	$572,755

Operating profit:
RV Segment	$55,120	$45,715	$44,388
MH Segment	13,335	11,980	9,590
Total segment operating profit	68,455	57,695	53,978
Corporate	(8,508)	(7,483)	(7,990)
Executive succession	(1,456)	-	-
Accretion related to contingent consideration	(1,756)	(1,886)	(1,582)
Other non-segment items	1,397	222	1,022

Total operating profit	$58,132	$48,548	$45,428

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31,:

	2012	2011	2010
Net sales:
RV Segment	87%	84%	83%
MH Segment	13%	16%	17%
Total net sales	100%	100%	100%

Operating profit:
RV Segment	81%	79%	82%
MH Segment	19%	21%	18%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31,:

	2012	2011	2010
RV Segment	7.1%	8.0%	9.3%
MH Segment	11.1%	10.8%	10.0%

The Company’s RV Segment manufactures a variety of products used primarily in the production of RVs, including:

● Steel chassis for towable RVs	● Aluminum windows and screens
● Axles and suspension solutions for towable RVs	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
●Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo (“Adjacent Industries”). Approximately 84 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 85 percent of all RVs shipped by the industry in 2012.

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

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2012, the Company’s primary RV markets, increased 14 percent to 242,900 units compared to 2011, as a result of:

•	A 17,000 unit increase in retail demand in 2012, or 8 percent, as compared to 2011. In addition, retail demand is typically revised upward in subsequent months.

•	RV dealers increasing inventory levels by 20,000 units in 2012, or 13,000 more units than in 2011. The 2012 increase occurred largely in the fourth quarter of 2012.

Most industry analysts report that dealer inventories of travel trailer and fifth-wheel RVs are in-line with anticipated retail demand in the upcoming Spring 2013 selling season.

While the Company measures its RV sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. A comparison of the number of units and the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting change in dealer inventories, for both the United States and Canada, is as follows:

	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Year ended December 31, 2012	242,900	14%	222,900	8%	20,000
Year ended December 31, 2011	212,900	7%	206,000	11%	6,900
Year ended December 31, 2010	199,200	44%	186,000	13%	13,200

RV dealers are expected to adjust the pace of their future orders for additional units based on retail demand, and the original equipment manufacturers (“OEMs”), to which we sell our products, would need to adjust their production levels. Retail sales in the traditionally strong Spring selling season will be a key indicator of consumer demand for RVs in 2013.

The RVIA has projected an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2013, to 261,200 units. Retail sales of RVs have historically been closely tied to general economic conditions, as well as consumer confidence which, as reported by The Conference Board, was close to a five-year high in February 2013. The Company is encouraged that several key customers have expressed their long-term optimism by expanding production capacity in 2012, as well as by favorable reports from retail RV trade shows over the first couple months of 2013. The Company also remains confident in its ability to exceed industry growth rates through new products, market share gains, acquisitions and ongoing investments in quality and in customer service.

In the long-term, the Company expects RV industry sales to be aided by positive demographics, and the continued popularity of the “RV Lifestyle”. Further, the number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between 50 and 64 own at least one RV.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During 2012, multi-section homes were 53 percent of the total manufactured homes produced, compared to 51 percent and 59 percent in 2011 and 2010, respectively. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported that industry-wide wholesale shipments of manufactured homes were 37,500 units in the first 8 months of 2012, an increase of 17 percent from the comparable period of 2011. In the last four months of 2012, there were 17,400 industry-wide wholesale shipments of manufactured homes, a decline of 11 percent compared to the same period of 2011. This comparative decline resulted primarily from an increase in production in the last four months of 2011 in response to orders by the Federal Emergency Management Agency (“FEMA”), of approximately 2,000 units, which did not recur in 2012. For the full year 2012, there were 54,900 industry-wide wholesale shipments of manufactured homes, an increase of 6 percent compared to 2011.

Industry-wide wholesale shipments by the manufactured housing industry declined during the period from 1999 to 2011 for a variety of reasons. Because of the current real estate, credit and economic environment, including the availability of foreclosed site built homes at abnormally low prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act which regulate financial transactions could make certain types of mortgages historically used to finance the purchase of manufactured homes more difficult to obtain. Although it has been reported that new legislation will be introduced to address this matter, there can be no assurance of the outcome of this legislation.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Highlights

▪
Net sales for 2012 reached a record $901 million, a 32 percent increase over net sales of $681 million in 2011, as both of the Company’s segments achieved greater net sales growth than the industries they serve. This sales growth was primarily the result of a 37 percent sales increase by Drew’s RV Segment, which accounted for 87 percent of Drew’s consolidated net sales in 2012. RV Segment sales growth was primarily due to a 14 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, Drew’s primary RV market, as well as acquisitions, new product introductions, market share gains, and increased sales to adjacent industries, such as buses, truck caps, and trailers used to haul boats, livestock, equipment and other cargo. Excluding the impact of acquisitions, consolidated net sales increased 23 percent.

▪
In 2012, the Company continued to grow outside its core RV and manufactured housing markets, with aggregate net sales of components for adjacent industries increasing 68 percent, to $96 million, and aftermarket sales increasing 14 percent to $35 million in 2012. Together, these markets now account for nearly 15 percent of consolidated net sales, as compared to 10 percent of consolidated net sales in 2010.

As the Company gains market share in the aftermarket and adjacent industries, it expects its incremental margin in these markets to initially be lower than the 20 percent target incremental margin for established products, due to fixed costs, start-up costs and competition. However, over the long term the Company expects margins in adjacent industries and the aftermarket to be similar to historical margins.

▪
The Company’s net sales for the first two months of 2013 reached approximately $167 million, 19 percent higher than the comparable period of 2012. There can be no assurance that this trend will continue.

▪
For 2012, the Company’s net income increased to $37.3 million, or $1.64 per diluted share. Excluding charges related to executive succession, net income would have been $38.3 million in 2012, or $1.68 per diluted share, up from net income of $30.1 million, or $1.34 per diluted share in 2011.

Net income in 2012 was impacted by lower operating efficiencies resulting from training in excess of 1,000 new employees, overtime, outsourcing and other costs required to meet the greater than expected $220 million sales increase in 2012. In addition, the Company incurred facility consolidation and realignment costs in order to meet the rising demand for its products. Further, the Company continued to incur costs related to its investments in aluminum extrusion, awnings, and the aftermarket, and also incurred costs related to process changes and lean manufacturing initiatives.

Over the latter half of 2012, the Company developed and implemented action plans to increase capacity and improve efficiencies. In certain product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize. The Company expects production efficiencies to further improve in 2013, in particular the second half of 2013.

▪
For 2012, the Company achieved a 12.7 percent return on equity, an improvement from the 11.4 percent return on equity in 2011, and well above the last reported median return on equity of 8.9 percent for the Standard & Poors Small Cap 600.

▪
On February 12, 2013 the Company announced that Fredric M. Zinn, President and Chief Executive Officer, will retire effective May 10, 2013. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, has been named to succeed Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, has been named to succeed Mr. Zinn as President of Drew. The Company also announced the relocation of its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

As a result of the Company’s executive succession and corporate relocation, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2012 related to the contractual obligations for severance and the acceleration of equity awards for certain employees whose employment will terminate as a result of the relocation to Indiana. The Company will record an additional pre-tax charge of $1.8 million related to the contractual obligations in the first and second quarters of 2013. Upon completion of the transition, the Company expects to save an estimated $2 million annually in general and administrative costs.

▪
On December 20, 2012, a special dividend of $2.00 per share of the Company’s Common Stock, or an aggregate of $45.0 million, was paid to stockholders of record as of December 10, 2012. At December 31, 2012, after payment of the special dividend, the Company had $9.9 million of cash, no debt, and substantial available borrowing capacity. The Company remains well-positioned to continue to take advantage of investment opportunities to further improve its results.

RV Segment

Net sales of the RV Segment in 2012 increased 37 percent, or $210 million, compared to 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
RV OEMs:
Travel trailers and fifth-wheels	$658,961	$499,852	32%
Motorhomes	30,196	15,828	91%
RV aftermarket	19,119	14,660	30%
Adjacent industries	72,649	40,303	80%
Total RV Segment net sales	$780,925	$570,643	37%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2012	2011	Change
Travel trailer and fifth-wheel RVs	242,900	212,900	14%
Motorhomes	28,200	24,800	14%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2012 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the acquisitions completed in 2011 and 2012, which added $40 million in net sales during 2012, and market share gains of $38 million. The Company also implemented sales price increases of $8 million.

The Company’s net sales growth in components for motorhomes during 2012 exceeded the increase in industry-wide wholesale shipments of motorhomes due to market share gains of $8 million, as well as acquisitions completed in 2011 which added $4 million in net sales during 2012. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to the RV aftermarket increased during 2012 due to market share gains, resulting from the dedicated sales team established in 2011 to focus on this market. The Company expects continued growth in this market.

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased during 2012 due to market share gains of $18 million and acquisitions in 2011 which added $13 million in net sales during 2012. The Company believes there are significant opportunities in these adjacent industries. Customer relationships gained through one acquisition, completed by the Company during the third quarter of 2011, along with increased focus provided by the Company’s specialty markets sales team which was added in early 2011, are expected to continue to aid the Company’s growth in these adjacent industries.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to RV OEMs for the different types of RVs produced for the years ended December 31, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

Content per:	2012	2011	Change
Travel trailer and fifth-wheel RV	$2,713	$2,348	16%
Motorhome	$1,071	$638	68%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products. In the first quarter of 2012, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries. There was no change in total reported net sales for the RV Segment, and all prior periods have also been refined for consistency.

Operating profit of the RV Segment was $55.1 million in 2012, an improvement of $9.4 million compared to 2011. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin.

The operating margin of the RV Segment in 2012 was negatively impacted by:

•
Lower operating efficiencies resulting from training in excess of 1,000 new employees, overtime, outsourcing and other costs required to meet the greater than expected $210 million sales increase in 2012. In addition, the Company incurred facility consolidation and realignment costs in order to meet the rising demand for its products. Further, the Company continued to incur costs related to its investments in aluminum extrusion, awnings, and the aftermarket, and also incurred costs related to process changes and lean manufacturing initiatives. As a result of these factors, the RV Segment operating margin was negatively impacted by more than 3 percent.

Over the latter half of 2012, the Company developed and implemented action plans to increase capacity and improve efficiencies and customer service. In particular, among other initiatives, the Company has:

-Expanded its RV chassis and window production capacity,

-Consolidated its furniture operation,

-Purchased additional glass tempering equipment, which is expected to be operational by the second quarter of 2013,

-Begun implementing lean manufacturing principles, and

-Hired a new Vice President of Customer Service and increased customer service capabilities.

In certain product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize. The Company expects production efficiencies to further improve in 2013, in particular the second half of 2013. As a result, the Company expects to recoup much of the operating margin lost in 2012.

•
An increase in fixed costs of approximately $8 million, primarily due to additional staff and facilities to expand capacity and meet the increase in sales demand, as well as higher amortization, largely related to acquisitions and other investments.

•	Higher warranty and health insurance costs, primarily due to higher claims experience, as well as higher repairs and supplies expense.

Partially offset by:

•
Lower material costs. After rising at the beginning of 2012, steel and aluminum costs have declined over the past few quarters, which benefitted operating results in the latter half of 2012. However, steel and aluminum costs remain volatile.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $210 million larger sales base.

MH Segment

Net sales of the MH Segment in 2012 increased 9 percent, or $10 million, compared to 2011. Net sales of components were to the following markets (in thousands):

	2012	2011	Change
Manufactured housing OEMs	$80,392	$77,087	4%
Manufactured housing aftermarket	16,060	16,184	(1%)
Adjacent industries	23,746	17,252	38%
Total MH Segment net sales	$120,198	$110,523	9%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2012	2011	Change
Total homes produced	54,900	51,600	6%
Total floors produced	84,800	78,500	8%

Despite acquisitions completed in 2011 adding approximately $2 million in net sales to manufactured housing OEMs in 2012, the Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments. This was primarily because of customer mix, as the Company’s content per unit varies between customers, and 2011 industry-wide wholesale shipments included approximately 2,000 homes purchased by FEMA which did not recur in 2012. FEMA homes typically contain more of the Company’s products.

Net sales to adjacent industries increased due to market share gains of $5 million and sales from acquisitions completed in 2011 which added $2 million in net sales during 2012. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket.

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

Content per:	2012	2011	Change
Home produced	$1,465	$1,493	(2%)
Floor produced	$950	$982	(3%)

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

Operating profit of the MH Segment was $13.3 million in 2012, an increase of $1.4 million compared to 2011, primarily due to the $10 million increase in net sales. This increase in MH Segment operating profit was 14 percent of the increase in net sales, less than the Company’s expected 15 to 20 percent incremental margin for established products, primarily due to facility realignment costs incurred in the fourth quarter of 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Highlights

▪
Net sales for 2011 reached $681 million, a 19 percent increase over net sales of $573 million in 2010, as both of the Company’s segments achieved greater net sales growth than the industries they serve. Net sales of the Company’s RV Segment increased 20 percent, compared to a 7 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs. The RV Segment represented 84 percent of consolidated net sales in 2011. Net sales of the Company’s MH Segment increased 16 percent, compared to a 3 percent increase in industry-wide production of manufactured homes. The MH Segment represented 16 percent of consolidated net sales in 2011. The Company’s net sales growth outperformed industry-wide wholesale shipments of RVs and manufactured homes during 2011 primarily because the Company increased its average product content per unit produced as a result of acquisitions, market share gains, and the introduction of new products, as well as increased sales of components to adjacent industries, such as buses, modular housing, mobile office units, truck caps, and trailers used to haul boats, livestock, equipment and other cargo. Further, the Company implemented sales price increases in 2011 due to higher raw material costs.

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

▪
During 2011, the Company completed acquisitions of five businesses, for aggregate cash consideration of $50 million paid at closing, plus contingent earn-outs which could be paid over the next 5 years depending upon the level of sales generated from certain of the acquired products. These acquisitions expanded the Company’s product lines, geographic reach and capabilities, both in its core markets and in adjacent industries, and included:

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

These acquisitions added approximately $40 million in net sales during 2011, and, based on their historical run rates, added an additional $55 million in net sales in 2012.

▪
As a result of the Company’s new products and market share gains, and after completing an analysis of return on investment, during 2011 the Company started an aluminum extrusion operation, and in January 2012 began full-time production. During 2011 and 2012, the Company expended approximately $17 million in capital expenditures for this project. The Company expects that this investment will not only lower the cost of aluminum extrusions for internal use, but will also enable the Company to competitively market extruded aluminum products for RVs, and in other industries.

▪
The Company introduced several new product lines in 2011, including an RV awning product line, which has a market potential in excess of $75 million for new RVs and an estimated $75 million of aftermarket potential.

▪
The Company continued to grow outside its core towable RV and manufactured housing markets in 2011, with aggregate net sales of components for adjacent industries increasing 100 percent, to $58 million. Further, in 2011, the Company established two dedicated sales teams, one to focus on adjacent industries, and the other on RV and manufactured housing after-market opportunities, which are expected to lead to further growth in these markets.

As the Company enters the aftermarket and adjacent industries, it expects its incremental margin in these markets to initially be lower than the 20 percent target, due to fixed costs, start-up costs and competition. However, over the long term the Company expects margins to be similar to historical margins.

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

RV Segment

Net sales of the RV Segment in 2011 increased 20 percent, or $93 million, compared to 2010. Net sales of components were to the following markets (in thousands):

	2011	2010	Change
RV OEMs:
Travel trailers and fifth-wheels	$499,852	$427,830	17%
Motorhomes	15,828	16,864	(6%)
RV aftermarket	14,660	13,914	5%
Adjacent industries	40,303	18,594	117%
Total RV Segment net sales	$570,643	$477,202	20%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2011	2010	Change
Travel trailer and fifth-wheel RVs	212,900	199,200	7%
Motorhomes	24,800	25,200	(2%)

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs outperformed the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the five acquisitions completed in 2011 and market share gains which added $28 million and $5 million, respectively, in net sales in 2011. Further, the Company implemented sales price increases of $9 million in 2011.

The Company’s net sales of components for motorhomes declined 6 percent, greater than the decrease in industry-wide wholesale shipments of motorhomes. Excluding the impact of acquisitions, which added $2 million in net sales during 2011, the Company’s net sales of components for motorhomes declined 19 percent, primarily because of the loss of market share by certain of the Company’s motorhome customers.

Net sales to adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased due to market share gains of $15 million and acquisitions which added $7 million in net sales during 2011.

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

Content per:	2011	2010	Change
Travel trailer and fifth-wheel RV	$2,348	$2,148	9%
Motorhome	$638	$669	(5%)

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.  In the first quarter of 2012, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries.  There was no change in total reported net sales for the RV Segment, and all prior periods have also been refined for consistency.

Operating profit of the RV Segment was $45.7 million in 2011, an improvement of $1.3 million compared to 2010. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin.

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

MH Segment

Net sales of the MH Segment in 2011 increased 16 percent, or $15 million, compared to 2010. Net sales of components were to the following markets (in thousands):

	2011	2010	Change
Manufactured housing OEMs	$77,087	$68,483	13%
Manufactured housing aftermarket	16,184	16,895	(4%)
Adjacent industries	17,252	10,175	70%
Total MH Segment net sales	$110,523	$95,553	16%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2011	2010	Change
Total homes produced	51,600	50,000	3%
Total floors produced	78,500	80,600	(3%)

The Company’s net sales growth in components for new manufactured homes exceeded the increase in industry-wide wholesale shipments, primarily due to market share gains and the acquisitions completed in 2011 which added $3 million and $1 million, respectively, in net sales in 2011. Further, the Company implemented sales price increases of $3 million in 2011. In 2011 industry-wide wholesale shipments included approximately 2,000 homes purchased by FEMA. FEMA homes typically contain more of the Company’s products. While industry-wide shipments of manufactured homes in 2011 increased 3 percent compared to 2010, industry-wide shipments of larger, multi-section homes, in which the Company has more content, declined 11 percent, while smaller single-section homes increased 24 percent.

Net sales to adjacent industries increased due to market share gains of $6 million and acquisitions completed in 2011 which added $1 million in net sales during 2011.

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

Content per:	2011	2010	Change
Home produced	$1,493	$1,368	9%
Floor produced	$982	$850	16%

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

Operating profit of the MH Segment was $12.0 million in 2011, an increase of $2.4 million compared to 2010, primarily due to the $15 million increase in net sales. This increase in MH Segment operating profit was 16 percent of the increase in net sales, consistent with the Company’s expected 15 to 20 percent incremental margin for established products.

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

Corporate

Corporate expenses in 2012 increased $1.0 million compared to 2011, largely due to higher professional and directors fees. Corporate expenses in 2011 decreased $0.5 million compared to 2010, due primarily to a decrease in performance-based incentive compensation.

Executive Succession

On February 12, 2013, the Company announced that Fredric M. Zinn, President and Chief Executive Officer, will retire effective May 10, 2013. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, has been named to succeed Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, has been named to succeed Mr. Zinn as President of Drew. Both of these appointments will be effective May 10, 2013. The Company also announced the relocation of its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

As a result of the Company’s executive succession and corporate relocation, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2012 related to the contractual obligations for severance and the acceleration of equity awards for certain employees whose employment will terminate as a result of the relocation to Indiana. The Company will record an additional pre-tax charge of $1.8 million related to the contractual obligations in the first and second quarters of 2013. Upon completion of the transition, the Company expects to save an estimated $2 million annually in general and administrative costs.

Accretion Related to Contingent Consideration

In connection with certain of the business acquisitions completed over the last few years, the Company is required to record an expense, or accretion, equivalent to interest on the recorded liability for future contingent consideration payments. Accretion expense for the year ended December 31, 2012 was $1.8 million and is estimated to be $1.3 million in 2013.

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items for the years ended December 31, (in thousands):

	2012	2011	2010
Net gain (loss) on sale or write-down to fair value of vacant facilities	$184	$123	$(491)
Net gain on insurance claim	-	-	859
Contingent consideration fair value adjustments (1)	586	121	1,173
Terminated litigation	496	(91)	(149)
Incentive compensation impact of other non-segment items	(175)	(75)	(96)
Other expenses, net	306	144	(274)
Total other non-segment items	$1,397	$222	$1,022

(1)
The Company is required to measure on a quarterly basis the fair value of the liability for estimated contingent consideration in connection with certain of the business acquisitions completed over the last few years, based upon the projected timing and extent of future sales, as well as the weighted average cost of capital. Depending upon the weighted average cost of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods.

Provision for Income Taxes

The effective income tax rate for 2012 was 35.4 percent, lower than the 37.7 percent in 2011 due to declines in income tax reserve requirements, primarily due to the expiration of certain federal and state income tax statute of limitations, as well as higher federal and state income tax credits. The Company estimates that the 2013 effective income tax rate is expected to be approximately 37 percent to 38 percent.

The effective income tax rate for 2011 was 37.7 percent, lower than the 38.0 percent in 2010, primarily as a result of higher federal and state income tax credits.

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

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31, (in thousands):

	2012	2011	2010
Net cash flows provided by operating activities	$72,689	$36,831	$42,063
Net cash flows used for investing activities	(28,198)	(69,124)	(22,548)
Net cash flows used for financing activities	(41,136)	(3)	(33,000)
Net increase (decrease) in cash	$3,355	$(32,296)	$(13,485)

Cash Flows from Operations

Net cash flows from operating activities in 2012 were $35.9 million higher than in 2011, primarily due to:

•	A $15.6 million increase in accrued expenses and other liabilities primarily due to the increase in sales, production and earnings.
•
A $10.0 million smaller increase in inventories in 2012 as compared to 2011. The smaller increase in inventories in 2012 was primarily due to the concerted effort of management to improve inventory turns on a sustainable basis. In 2011, the Company experienced a more typical increase in inventory, as well as an increase in raw material costs. Inventory turnover for 2012 improved to 7.8 turns from 6.3 turns for 2011.

•	A $7.3 million increase in net income in 2012 as compared to 2011.
•
A $0.8 million decrease in accounts receivable in 2012, compared to a $5.0 million increase in 2011, despite 15 percent higher net sales in the month of December 2012 as compared to December 2011. This was primarily due to a decline in days sales outstanding to 14 at December 31, 2012, compared to 17 at December 31, 2011.

•	A $5.1 million increase in depreciation and amortization primarily due to the acquisitions completed in the latter half of 2011 and capital expenditures.
Partially offset by:
•
An $8.9 million increase in prepaid expenses and other assets, primarily due to a Federal tax receivable at December 31, 2012 as compared to a Federal tax payable at December 31, 2011, as well as an increase in short-term deposits at December 31, 2012 related primarily to 2013 capital expenditures.

Over the long-term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the increase or decrease in net sales. However, there are many factors that can impact this relationship, especially in the short-term.

During the first few months of 2013, the Company expects to use $20 million to $30 million of cash to fund seasonal working capital growth, which is typical.

At December 31, 2012, the Company had derivative instruments for 4.7 million pounds of aluminum, approximately 15 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire through September 2013, at an average mid-west aluminum price of $1.01 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Consolidated Statements of Income. During 2012, derivative instruments for 4.9 million pounds were settled at a loss of $0.4 million which was recorded in cost of sales in the Consolidated Statements of Income.

Depreciation and amortization was $25.7 million in 2012, and is expected to aggregate $24 million to $26 million in 2013. Non-cash stock-based compensation in 2012 was $6.5 million, including $0.2 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2011 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $7 million to $8 million in 2013.

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

Cash Flows from Investing Activities

Cash flows used for investing activities in 2012 included capital expenditures of $32.0 million. In 2012, in order to better serve its customers and meet the increased demand for its products, the Company invested in both capacity expansion and cost reduction initiatives. The Company’s capital expenditures for 2012 included the purchase of a larger facility to consolidate all of its furniture operations, the completion of the aluminum extrusion operation, and metal fabrication equipment, in addition to routine replacement capital expenditures.

The Company’s capital expenditures are for replacement and growth. Over the long-term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 1.5 percent of net sales, while the growth portion has averaged approximately 10 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short-term.

The Company estimates that capital expenditures will be $25 million to $30 million in 2013, including $15 million of ‘replacement’ capital expenditures and $10 million to $15 million of ‘growth’ capital expenditures.  The growth capital expenditures for 2013 include a new glass tempering line, metal fabrication equipment and new ERP software. Additional capital expenditures may be required in 2013 depending on the extent of the sales growth, and other initiatives by the Company.

On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the following three years.

During 2012, the Company received $5.4 million from sales of fixed assets, primarily from the sale of two vacant owned facilities. At December 31, 2012, the Company was attempting to sell four vacant owned facilities with an aggregate carrying value of $5.0 million. The Company has leased to third parties two of these owned facilities with a combined carrying value of $3.8 million, both for five year terms, for a combined annual rental income of $0.3 million. Both of these leases also contain an option for the lessee to purchase the facility at an amount in excess of carrying value.

The 2012 capital expenditures and acquisitions were funded from available cash plus periodic borrowings under the Company’s $50 million line of credit.  The 2013 capital expenditures and acquisitions are expected to be funded from available cash plus periodic borrowings under the Company’s $50 million line of credit.

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

Cash Flows from Financing Activities

Cash flows used for financing activities in 2012 of $41.1 million were primarily comprised of the following:

•	A special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $45.0 million.
•
$4.3 million in payments for contingent consideration related to acquisitions. In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded an $11.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2012. The Company expects to pay $5.9 million in 2013 related to these contingent consideration liabilities. For further information see Note 12 of the Notes to Consolidated Financial Statements.

Partially offset by:
•	$8.2 million in cash and the related tax benefits from the exercise of stock-based compensation.

At December 31, 2012 the Company had no outstanding debt and $9.9 million of cash. However, due to the seasonal increase in working capital in the first quarter of 2012, and payment of a $45.0 million special dividend in December of 2012, the Company borrowed periodically under its line of credit, with such borrowings reaching a high of $16.2 million. Due to the seasonal nature of the business, the Company expects to borrow periodically during 2013.

At December 31, 2011 the Company had no outstanding debt and $6.6 million of cash. However, as a result of the Company investing $74.6 million in acquisitions and capital expenditures in 2011, the Company borrowed periodically under its line of credit, with such borrowings reaching a high of $19.2 million during 2011. There were no significant cash flows from financing activities for 2011.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2012 and 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2012 and 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At December 31, 2012 and 2011, the Company had $3.0 million and $3.6 million, respectively, in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.0 million at December 31, 2012.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At December 31, 2012 and 2011, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2012. The remaining availability under these facilities was $196.7 million at December 31, 2012. The Company believes this availability, together with the $9.9 million in cash at December 31, 2012, is more than adequate to finance the Company’s anticipated cash requirements for 2013.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2012 and 2011 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2012 and 2011, the Company was in compliance with all such requirements, and expects to remain in compliance during 2013.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a two-year extension in its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 501,279 shares were repurchased prior to 2011 at an average price of $18.65 per share, or $9.3 million in total. During 2011, an additional 33,856 shares were repurchased at an average cost of $18.44 per share, or $0.6 million. No shares were purchased in 2012. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price, and other factors.

Future minimum commitments relating to the Company's contractual obligations at December 31, 2012 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Operating leases (a)	$11,736	$3,424	$4,002	$2,395	$1,915	$-
Employment contracts (b)	10,929	4,947	4,596	1,386	-	-
Deferred compensation (c)	7,015	-	-	3,186	1,569	2,260
Royalty agreements and contingent consideration payments (d)	15,010	6,281	5,775	2,304	650	-
Purchase obligations (e)	143,602	142,125	1,256	221	-	-
Taxes (f)	2,125	2,125	-	-	-	-
Total	$190,417	$158,902	$15,629	$9,492	$4,134	$2,260

(a)
In February 2013, the Company entered into a 10-year operating lease with aggregate minimum lease payments of $4.4 million to consolidate certain of its corporate functions and to expand capacity for certain manufacturing operations. Such amounts are not included in the above amounts.

(b)	Includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.

(c)
Includes amounts payable under deferred compensation arrangements. The Other column represents the liability for deferred compensation for employees that have elected to receive payment upon separation from service from the Company.

(d)
Comprised of estimated future contingent consideration payments for which a liability has been recorded, in connection with business acquisitions over the past few years. Excluded from these amounts, because the future payments are not ascertainable, is a license agreement that provides for the Company to pay a royalty of 1 percent of sales of certain slide-out systems, the remaining aggregate amount of which cannot exceed $3.6 million. The Company paid $0.3 million in 2013 under this license agreement for sales of these slide-out systems in 2012, which is included in these amounts.

(e)
Primarilycomprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

(f)	Represents unrecognized tax benefits, as well as related interest and penalties.

These commitments are described more fully in the Notes to Consolidated Financial Statements.

CORPORATE GOVERNANCE

The Company is in compliance with the corporate governance requirements of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.drewindustries.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The whistleblower policy and procedure for complaints can be found on the Company’s website (www.drewindustries.com).

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

Warranty

The Company provides warranty terms based upon the type of product that is sold. The Company estimates the warranty accrual based upon various factors, including (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be required.

Income Taxes

The Company's tax provision is based on pre-tax income, statutory tax rates, federal and state tax credits, and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief that the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

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

Contingent Consideration Payments

In connection with several acquisitions completed in the past few years, in addition to the cash paid at closing, additional payments could be required depending upon the level of sales generated from certain of the acquired products. The fair value of the aggregate estimated contingent consideration payments has been recorded as a liability in the Consolidated Balance Sheets. Each quarter, the Company is required to re-evaluate the fair value of the liability for the estimated contingent consideration payments for such acquisitions. The fair value of the contingent consideration payments is estimated using a discounted cash flow model. This model involves the use of estimates and significant judgments that are based on a number of factors including sales of certain products, future business plans, economic projections, weighted average cost of capital, and market data. Actual results may differ from forecasted results.

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business including, but not limited to, those related to product returns, sales rebates, accounts receivable, lease terminations, asset retirement obligations, executive succession, post-retirement benefits, stock-based compensation, segment allocations, environmental liabilities, and contingencies. Establishing reserves for these matters requires management's estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management's current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, actual results and events could differ significantly from management estimates.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company experienced increases in its labor costs in 2012 which may be partially related to inflation. During mid-2012, the Company had difficulties finding qualified production employees for certain facilities and incurred higher than normal labor costs as a result.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2012, the Company had no outstanding borrowings.

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

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
March 12, 2013

Drew Industries Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Net sales	$901,123	$681,166	$572,755
Cost of sales	732,464	541,445	446,585
Gross profit	168,659	139,721	126,170
Selling, general and administrative expenses	109,071	91,173	80,742
Executive succession	1,456	-	-
Operating profit	58,132	48,548	45,428
Interest expense, net	330	292	218
Income before income taxes	57,802	48,256	45,210
Provision for income taxes	20,462	18,197	17,176
Net income	$37,340	$30,059	$28,034

Net income per common share:
Basic	$1.66	$1.35	$1.27
Diluted	$1.64	$1.34	$1.26

Weighted average common shares outstanding:
Basic	22,558	22,267	22,123
Diluted	22,828	22,444	22,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Balance Sheets
(In thousands, except per share amount)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$9,939	$6,584
Accounts receivable, net	21,846	22,620
Inventories	97,367	92,052
Deferred taxes	10,073	10,125
Prepaid expenses and other current assets	14,798	6,187
Total current assets	154,023	137,568
Fixed assets, net	107,936	95,050
Goodwill	21,177	20,499
Other intangible assets, net	69,218	79,059
Deferred taxes	14,993	14,496
Other assets	6,521	4,411
Total assets	$373,868	$351,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	$21,725	$15,742
Accrued expenses and other current liabilities	48,055	36,169
Total current liabilities	69,780	51,911
Other long-term liabilities	19,843	21,876
Total liabilities	89,623	73,787

Stockholders' equity
Common stock, par value $.01 per share: authorized 30,000 shares; issued 25,376 shares at December 31, 2012 and 24,826 shares at December 31, 2011	254	248
Paid-in capital	100,412	84,389
Retained earnings	213,046	222,126
Stockholders’ equity before treasury stock	313,712	306,763
Treasury stock, at cost, 2,684 shares at December 31, 2012 and December 31, 2011	(29,467)	(29,467)
Total stockholders' equity	284,245	277,296
Total liabilities and stockholders' equity	$373,868	$351,083

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$37,340	$30,059	$28,034
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	25,665	20,522	17,087
Stock-based compensation expense	6,318	4,587	4,176
Deferred taxes	(668)	821	(1,438)
Other non-cash items	654	1,570	(613)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	774	(5,007)	(341)
Inventories	(4,727)	(14,738)	(11,757)
Prepaid expenses and other assets	(10,738)	(1,848)	(951)
Accounts payable	5,983	4,391	3,838
Accrued expenses and other liabilities	12,088	(3,526)	4,028
Net cash flows provided by operating activities	72,689	36,831	42,063

Cash flows from investing activities:
Capital expenditures	(32,026)	(24,317)	(10,148)
Acquisitions of businesses	(1,473)	(50,302)	(21,900)
Proceeds from sales of fixed assets	5,420	1,338	1,788
Proceeds from maturity of short-term investments	-	5,000	29,000
Purchase of short-term investments	-	-	(20,985)
Other investing activities	(119)	(843)	(303)
Net cash flows used for investing activities	(28,198)	(69,124)	(22,548)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	8,217	1,188	1,082
Proceeds from line of credit borrowings	52,227	130,500	-
Repayments under line of credit borrowings	(52,227)	(130,500)	-
Payment of special dividend	(45,038)	-	(33,032)
Payment of contingent consideration related to acquisitions	(4,315)	(398)	(8)
Purchase of treasury stock	-	(626)	(1,041)
Other financing activities	-	(167)	(1)
Net cash flows used for financing activities	(41,136)	(3)	(33,000)

Net increase (decrease) in cash	3,355	(32,296)	(13,485)

Cash and cash equivalents at beginning of year	6,584	38,880	52,365
Cash and cash equivalents at end of year	$9,939	$6,584	$38,880

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$369	$284	$311
Income taxes, net of refunds	$24,145	$18,909	$19,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance - December 31, 2009	$246	$74,239	$197,430	$(27,800)	$244,115
Net income			28,034		28,034
Issuance of 113,223 shares of common stock pursuant to stock options and deferred stock units	1	1,134			1,135
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		11			11
Stock-based compensation expense		4,176			4,176
Issuance of 2,767 deferred stock units relating to prior year compensation		61			61
Special cash dividend ($1.50 per share)			(33,032)		(33,032)
Dividend equivalents on deferred stock units		365	(365)		-
Purchase of 53,879 shares of treasury stock				(1,041)	(1,041)
Balance - December 31, 2010	247	79,986	192,067	(28,841)	243,459
Net income			30,059		30,059
Issuance of 151,150 shares of common stock pursuant to stock options and deferred stock units	1	996			997
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units		216			216
Reversal of deferred tax assets due to expiration of vested stock options		(2,496)			(2,496)
Stock-based compensation expense		4,587			4,587
Issuance of 47,506 deferred stock units relating to prior year compensation		1,100			1,100
Purchase of 33,856 shares of treasury stock				(626)	(626)
Balance - December 31, 2011	248	84,389	222,126	(29,467)	277,296
Net income			37,340		37,340
Issuance of 550,352 shares of common stock pursuant to stock options, deferred stock units and restricted stock	6	7,853			7,859
Income tax benefit relating to issuance of common stock pursuant to stock options, deferred stock units and restricted stock		270			270
Stock-based compensation expense		6,318			6,318
Issuance of 7,548 deferred stock units relating to prior year compensation		200			200
Special cash dividend ($2.00 per share)		(45,038)			(45,038)
Dividend equivalents on deferred stock units, stock awards and restricted stock		1,382	(1,382)		-
Balance - December 31, 2012	$254	$100,412	$213,046	$(29,467)	$284,245

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (collectively, “Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew’s wholly-owned active subsidiaries are Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Drew, through Lippert and Kinro, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing, truck caps and buses, as well as for  trailers used to haul boats, livestock, equipment and other cargo. At December 31, 2012, the Company operated 30 plants in 11 states.

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

Accounts Receivable

Accounts receivable are stated at historical carrying value, net of write-offs and allowances. The Company establishes allowances based upon historical experience and any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

The Company accounts for uncertainty in tax positions by recognizing in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Further, the Company assesses the tax benefits of the tax positions in its financial statements based on experience with similar tax positions, information obtained during the examination process and the advice of experts. The Company recognizes previously unrecognized tax benefits upon the earlier of the expiration of the period to assess tax in the applicable taxing jurisdiction or when the matter is constructively settled and upon changes in statutes or regulations and new case law or rulings.

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

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against potentially responsible third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company, and could materially affect operating results when resolved in future periods.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

Stock-Based Compensation

All stock-based compensation awards are expensed over their vesting period, based on fair value. For awards that have a service only vesting condition, the Company recognizes share-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, which are subject to certain pre-established performance targets, the Company recognizes share-based compensation expense on a graded-vesting basis to the extent it is probable that the performance targets will be met. The fair value for stock options is determined using the Black-Scholes option-pricing model, while the fair values of deferred stock units and restricted stock are based on the market price of the Company’s Common Stock, all on the date the stock-based awards are granted.

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collectability is reasonably assured, and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities, which are not significant, are accounted for on a net basis and therefore are excluded from net sales in the Consolidated Statements of Income.

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $32.7 million, $24.6 million and $20.2 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Legal Costs

The Company expenses all legal costs associated with litigation as incurred. Legal expenses are included in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales rebates, accounts receivable, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

In August 2011, the FASB issued updated standards intended to simplify how an entity tests goodwill for impairment. Under the new guidance, an entity is no longer required to perform the two-step quantitative goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

2. SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant.

The RV Segment, which accounted for 87 percent, 84 percent and 83 percent of consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Steel chassis for towable RVs	● Aluminum windows and screens
● Axles and suspension solutions for towable RVs	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 84 percent of the Company’s RV Segment net sales are components to manufacturers of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 13 percent, 16 percent and 17 percent of consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, corporate expenses, executive succession, accretion, other non-segment items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

 Information relating to segments follows for the years ended December 31, (in thousands):

	Segments			Corporate
	RV	MH	Total	and Other	Total
2012
Net sales to external customers(a)	$780,925	$120,198	$901,123	$-	$901,123
Operating profit (loss)(b)(e)	$55,120	$13,335	$68,455	$(10,323)	$58,132
Total assets(c)	$281,728	$35,668	$317,396	$56,472	$373,868
Expenditures for long-lived assets(d)	$30,893	$2,739	$33,632	$-	$33,632
Depreciation and amortization	$22,750	$2,822	$25,572	$93	$25,665

2011
Net sales to external customers(a)	$570,643	$110,523	$681,166	$-	$681,166
Operating profit (loss)(b)(e)	$45,715	$11,980	$57,695	$(9,147)	$48,548
Total assets(c)	$268,395	$40,737	$309,132	$41,951	$351,083
Expenditures for long-lived assets(d)	$66,931	$3,378	$70,309	$103	$70,412
Depreciation and amortization	$17,593	$2,834	$20,427	$95	$20,522

2010
Net sales to external customers(a)	$477,202	$95,553	$572,755	$-	$572,755
Operating profit (loss)(b)(e)	$44,388	$9,590	$53,978	$(8,550)	$45,428
Total assets(c)	$186,497	$40,366	$226,863	$79,918	$306,781
Expenditures for long-lived assets(d)	$41,759	$1,016	$42,775	$34	$42,809
Depreciation and amortization	$13,820	$3,093	$16,913	$174	$17,087

(a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 34 percent, 36 percent and 41 percent of the Company’s consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 27 percent, 27 percent and 26 percent of the Company’s consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2012, 2011 and 2010.

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

(d)
Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $1.5 million, $45.2 million and $32.6 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2012, 2011 and 2010, respectively.

(e)	Corporate and Other was comprised of the following for the years ended December 31, (in thousands):

	2012	2011	2010
Corporate expenses	$(8,508)	$(7,483)	$(7,990)
Executive succession	(1,456)	-	-
Accretion related to contingent consideration	(1,756)	(1,886)	(1,582)
Other non-segment items	1,397	222	1,022
Total Corporate and Other	$(10,323)	$(9,147)	$(8,550)

Net sales by product were as follows for the years ended December 31, (in thousands):

	2012	2011	2010
RV Segment:
Chassis, chassis parts and slide-out mechanisms	$443,850	$316,580	$261,811
Windows, doors and screens	173,436	126,130	112,679
Furniture and mattresses	78,082	67,088	49,017
Axles and suspension solutions	57,275	43,669	38,420
Other	28,282	17,176	15,275
Total RV Segment net sales	$780,925	$570,643	$477,202

MH Segment:
Windows, doors and screens	$63,655	$58,377	$57,154
Chassis and chassis parts	41,874	38,754	25,070
Other	14,669	13,392	13,329
Total MH Segment net sales	$120,198	$110,523	$95,553

Total net sales	$901,123	$681,166	$572,755

The composition of net sales was as follows for the years ended December 31, (in thousands):

	2012	2011	2010
RV Segment:
RV original equipment manufacturers:
Travel trailers and fifth-wheels	$658,961	$499,852	$427,830
Motorhomes	30,196	15,828	16,864
RV aftermarket	19,119	14,660	13,914
Adjacent industries	72,649	40,303	18,594
Total RV Segment net sales	$780,925	$570,643	$477,202

MH Segment:
Manufactured housing original equipment manufacturers	$80,392	$77,087	$68,483
Manufactured housing aftermarket	16,060	16,184	16,895
Adjacent industries	23,746	17,252	10,175
Total MH Segment net sales	$120,198	$110,523	$95,553

Total net sales	$901,123	$681,166	$572,755

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition in 2012

RV Entry Door Operation

On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the next three years. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

Acquisitions in 2011

The five acquisitions completed in 2011 added approximately $40 million in net sales for 2011 subsequent to their respective acquisition dates. Assuming that each of the acquisitions completed in 2011 had been completed at the beginning of 2011, net sales for 2011 would have been $55 million higher.

M&M Fabricators

On December 1, 2011, the Company acquired the business and certain assets of M&M Fabricators. M&M had annualized sales of approximately $3 million, comprised of chassis modification primarily for producers of transit buses, specialized commercial vehicles, and Class A and Class C motorhome RVs. The purchase price was $1.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

Starquest Products, LLC

On August 29, 2011, the Company acquired the business and assets of Starquest Products, LLC and its affiliated company. Starquest had annual sales of approximately $22 million, comprised primarily of windows for truck caps, which are fiberglass enclosures that fit over the bed of pick-up trucks, painted to automotive standards and designed to exact truck bed specifications. Starquest also manufactures windows and doors for horse trailers and certain types of buses. The purchase price was $22.6 million paid at closing, plus contingent consideration based on future sales of certain products. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

EA Technologies, LLC

On August 22, 2011, the Company acquired from EA Technologies, LLC the business and certain assets of the towable RV chassis and slide-out mechanism operation previously owned by Dexter Chassis Group. The acquired business had annual sales of more than $40 million. The purchase price was $13.5 million paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

M-Tec Corporation

On July 19, 2011, the Company acquired certain assets and business of M-Tec Corporation. The acquired business had annual sales of approximately $12 million comprised primarily of components for RVs, mobile office units and manufactured homes. The purchase price was $6.0 million paid at closing, plus contingent consideration based on future sales of existing products. The results of the acquired business have been included in either the Company’s RV or MH Segments, as appropriate, and in the Consolidated Statements of Income since the acquisition date.

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

Home-Style Industries

On January 28, 2011, the Company acquired the operating assets and business of Home-Style Industries, Inc., and its affiliated companies. Home-Style had annual sales of approximately $12 million comprised primarily of a full line of upholstered furniture and mattresses primarily for towable RVs, in the Northwest U.S. market. The purchase price was $7.3 million paid at closing, plus contingent consideration based on future sales of existing products in specific geographic regions. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

Acquisitions in 2010

Chassis Modification and Suspension Enhancement

On August 30, 2010, the Company acquired the operating assets of Sellers Mfg., Inc., which modifies chassis primarily for producers of Class A and Class C motorhome RVs, transit buses, and specialized commercial trucks. In addition, Sellers manufactures the patented E-Z Cruise®, a suspension enhancement system for transit buses and Class C motorhomes, which improves the vehicle’s ride performance. Sellers had annualized sales of less than $1 million. The purchase price was $0.5 million paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

Wall Slide and Other RV Products

On March 16, 2010, the Company acquired certain intellectual property and other assets from Schwintek, Inc. The purchase included various products, for which several patents have been issued and additional patents are pending. The products consist of an innovative RV wall slide-out mechanism, an aluminum cylinder for use in leveling devices for motorhomes, and a power roof lift for tent campers. Schwintek had annualized sales of approximately $5 million. The purchase price was $20.0 million paid at closing, plus contingent consideration based on future unit sales of the acquired products. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

Level-Up® System

On February 18, 2010, the Company acquired the patent-pending design for Level-Up®, a six-point leveling system for fifth-wheel RVs. Level-Up® had annualized sales of approximately $1 million. The purchase price was $1.4 million paid at closing, plus contingent consideration based on future unit sales of the Level-Up®. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	MH Segment	RV Segment	Total
Accumulated cost	$9,251	$41,276	$50,527
Accumulated impairment	(9,251)	(41,276)	(50,527)
Net balance - December 31, 2009	-	-	-
Acquisitions - 2010	-	7,497	7,497
Net balance - December 31, 2010	-	7,497	7,497
Acquisitions - 2011	774	12,228	13,002
Net balance - December 31, 2011	774	19,725	20,499
Acquisitions - 2012	-	678	678
Net balance - December 31, 2012	$774	$20,403	$21,177

Accumulated cost	$10,025	$61,679	$71,704
Accumulated impairment	(9,251)	(41,276)	(50,527)
Net balance - December 31, 2012	$774	$20,403	$21,177

The Company performs its annual goodwill impairment procedures for all of its reporting units as of November 30, and therefore, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of November 30, 2012. Based on the comparison of the carrying values to the estimated fair values, the value of the Company’s reporting units significantly exceeded their carrying value, and the Company concluded that no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2013, or sooner if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31, (in thousands):

	2012	2011
RV Segment	$66,191	$75,412
MH Segment	3,027	3,647
Other intangible assets	$69,218	$79,059

Other intangible assets consisted of the following at December 31, 2012 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,105	$17,857	$32,248	3	to	16
Patents	45,964	14,850	31,114	2	to	19
Tradenames	7,959	4,525	3,434	5	to	15
Non-compete agreements	4,989	2,567	2,422	1	to	7
Other intangible assets	$109,017	$39,799	$69,218

Other intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,645	$14,483	$36,162	3	to	16
Patents	46,139	10,651	35,488	2	to	19
Tradenames	8,069	3,408	4,661	5	to	15
Non-compete agreements	4,136	1,388	2,748	3	to	7
Other intangible assets	$108,989	$29,930	$79,059

Amortization expense related to other intangible assets was as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Cost of sales	$4,492	$3,393	$2,686
Selling, general and administrative expenses	6,760	4,958	3,804
Amortization expense	$11,252	$8,351	$6,490

Estimated amortization expense for other intangible assets for the next five years is as follows (in thousands):

	2013	2014	2015	2016	2017
Cost of sales	$3,859	$4,018	$4,182	$4,240	$3,823
Selling, general and administrative expenses	5,846	5,371	4,698	3,806	3,421
Amortization expense	$9,705	$9,389	$8,880	$8,046	$7,244

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, (in thousands):

	2012	2011
Cash in banks	$9,939	$6,584
Cash and cash equivalents	$9,939	$6,584

5. ACCOUNTS RECEIVABLE

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31, (in thousands):

	2012	2011	2010
Balance at beginning of period	$858	$499	$1,003
Provision for doubtful accounts	304	72	425
Additions related to acquired businesses	-	129	-
Recoveries	8	340	104
Accounts written off	(493)	(182)	(1,033)
Balance at end of period	$677	$858	$499

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.3 million at December 31, 2012 and 2011, respectively.

6. INVENTORIES

           Inventories consisted of the following at December 31, (in thousands):

	2012	2011
Raw materials	$78,434	$77,066
Work in process	2,074	3,224
Finished goods	16,859	11,762
Inventories	$97,367	$92,052

7. FIXED ASSETS

Fixed assets consisted of the following at December 31, (in thousands):

	2012	2011	Estimated Useful Life in Years
Land	$10,445	$10,855
Buildings and improvements	69,805	70,108	10	to	40
Leasehold improvements	1,329	1,143	2	to	10
Machinery and equipment	109,582	91,199	2	to	15
Furniture and fixtures	13,738	11,562	3	to	8
Construction in progress	6,190	4,217
Fixed assets, at cost	211,089	189,084
Less accumulated depreciation and amortization	103,153	94,034
Fixed assets, net	$107,936	$95,050

Depreciation and amortization of fixed assets was as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Cost of sales	$11,886	$10,130	$8,832
Selling, general and administrative expenses	2,475	1,990	1,685
Total	$14,361	$12,120	$10,517

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, (in thousands):

	2012	2011
Employee compensation and benefits	$18,490	$14,258
Warranty	9,125	5,882
Sales rebates	5,711	3,337
Contingent consideration related to acquisitions	5,429	3,292
Other	9,300	9,400
Accrued expenses and other current liabilities	$48,055	$36,169

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31, (in thousands):

	2012	2011	2010
Balance at beginning of period	$8,640	$5,892	$4,686
Provision for warranty expense	12,383	6,750	4,220
Warranty liability from acquired businesses	8	563	40
Warranty costs paid	(8,302)	(4,565)	(3,054)
Total accrued warranty	12,729	8,640	5,892
Less long-term portion	3,604	2,758	1,887
Current accrued warranty	$9,125	$5,882	$4,005

9. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $1.1 million, $1.0 million and $1.0 million to this plan during the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $1.9 million, $2.0 million and $0.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.6 million and $0.1 million from the Plan during the years ended December 31, 2011, and 2010, respectively. At December 31, 2012 and 2011, deferred compensation of $7.0 million and $4.5 million, respectively, was recorded in other long-term liabilities.

10. LONG-TERM INDEBTEDNESS

The Company had no debt outstanding at December 31, 2012 and 2011.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2012 and 2011), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2012 and 2011) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At December 31, 2012 and 2011, the Company had $3.0 million and $3.6 million, respectively, in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.0 million at December 31, 2012.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At December 31, 2012 and 2011, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2012. The remaining availability under these facilities was $197.0 million at December 31, 2012. The Company believes this availability, together with the $9.9 million in cash at December 31, 2012, is more than adequate to finance the Company’s anticipated cash requirements for 2013.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2012 and 2011 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2012 and 2011, the Company was in compliance with all such requirements, and expects to remain in compliance during 2013.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a 2 year extension in its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

11. INCOME TAXES

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Current:
Federal	$17,483	$13,875	$14,971
State	3,647	3,501	3,643
Total current provision	21,130	17,376	18,614
Deferred:
Federal	(298)	590	(1,481)
State	(370)	231	43
Total deferred provision	(668)	821	(1,438)
Provision for income taxes	$20,462	$18,197	$17,176

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before income taxes for the following reasons for the years ended December 31, (in thousands):

	2012	2011	2010
Income tax at federal statutory rate	$20,231	$16,889	$15,823
State income taxes, net of federal income tax impact	2,130	2,426	2,373
Manufacturing credit pursuant to Jobs Creation Act	(1,101)	(828)	(1,110)
Other	(798)	(290)	90
Provision for income taxes	$20,462	$18,197	$17,176

At December 31, 2012, federal income taxes receivable of $2.7 million were included in prepaid expenses and other current assets, and state income taxes payable of $0.2 million were included in accrued expenses and other current liabilities.  At December 31, 2011, federal and state income taxes payable of $1.0 million were included in accrued expenses and other current liabilities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, (in thousands):

	2012	2011
Deferred tax assets:
Goodwill and other intangible assets	$15,768	$15,794
Deferred compensation	4,013	3,186
Inventory	3,248	3,147
Stock-based compensation	2,972	3,375
Warranty	2,423	1,612
Accrued insurance	889	1,013
Other	2,022	2,312
Total deferred tax assets	31,335	30,439
Deferred tax liabilities:
Fixed assets	(6,269)	(5,818)
Net deferred tax assets	$25,066	$24,621

The Company concluded that it is more likely than not that the deferred tax assets at December 31, 2012 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

Excess tax benefits on stock-based compensation of $0.3 million, $0.2 million and $0.1 million were credited directly to stockholders' equity during the years ended December 31, 2012, 2011 and 2010, respectively, relating to tax benefits which exceeded the compensation cost for stock-based compensation recognized in the Consolidated Financial Statements.

In 2011, the Company reversed $2.5 million of deferred tax assets related to the expiration of vested stock options that were granted in prior years. This reversal was recorded as a reduction of stockholders’ equity, against the pool of available excess tax benefits from prior exercises of stock-based compensation. At December 31, 2012, the remaining pool of excess tax benefits from prior exercises of stock-based compensation in stockholders’ equity was $9.7 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31, (in thousands):

	2012	2011	2010
Balance at beginning of period	$2,185	$2,213	$2,159
Changes in tax positions of prior years	(297)	(341)	1
Additions based on tax positions related to the current year	385	313	260
Payments	-	-	(41)
Expiration of statute of limitations	(572)	-	(166)
Balance at end of period	$1,701	$2,185	$2,213

In addition, the total amount of accrued interest and penalties related to taxes was $0.4 million, $0.6 million and $0.5 million at December 31, 2012, 2011 and 2010, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $1.2 million, $1.6 million and $1.7 million at December 31, 2012, 2011 and 2010, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state taxing authorities. The IRS and other taxing authorities may challenge certain deductions and positions reported by the Company on its income tax returns. For federal income tax purposes, the tax years 2009 and 2010 are under audit, while tax year 2011 remains subject to examination. For Indiana state income tax purposes, the years 2001 through 2006 are currently under examination, and the tax years 2007 through 2011 remain subject to examination. Approximately 80 percent of the Company’s operations are located in Indiana.

The Company has assessed its risks associated with all tax return positions, and believes that its tax reserve estimates reflect its best estimate of the deductions and positions that it will be able to sustain, or that it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2013. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2012, would not be material to the Company’s financial position or annual results of operations.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2012 are as follows (in thousands):

2013	$3,424
2014	2,279
2015	1,723
2016	1,321
2017	1,074
Thereafter	1,915
Total minimum lease payments	$11,736

In February 2013, the Company entered into a 10-year operating lease with aggregate minimum lease payments of $4.4 million to consolidate certain of its corporate functions and to expand capacity for certain manufacturing operations.

Rent expense for operating leases was $5.6 million, $5.4 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2012 and 2011, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 14.9 percent.

The following table summarizes the contingent consideration liability as of December 31, 2012 (in thousands):

Acquisition	Estimated Remaining Payments		Fair Value of Estimated Remaining Payments
Schwintek products	$9,795	(a)	$8,158
Level-Up® six-point leveling system	3,551	(b)	2,736
Other acquired products	725	(c)	625
Total	$14,071		$11,519

(a)
The remaining expire in March 2014.  The royalty forContincontingent consideration for two of the three products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the three products acquired have a combined remaining maximum contingent consideration of $8.7 million, of which the Company estimates $6.7 million will be paid. Other than expiration of the contingent consideration period, the remaining products have no maximum contingent consideration. Two f

(b)	Other than expiration of the contingent consideration period in February 2016, tTwo f The ThThe ThesdeTheshese products have no maximum contingent consideration.

(c)
Contingent consideration expires at various dates through October 2025. Certain of these products have a combined remaining maximum of $3.0 million, while the remaining products have no maximum contingent consideration.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods.

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31, (in thousands):

	2012	2011	2010
Beginning balance	$14,561	$12,104	$1,370
Acquisitions	67	1,090	10,333
Payments	(4,315)	(398)	(8)
Accretion(a)	1,756	1,886	1,582
Fair value adjustments(a)	(550)	(121)	(1,173)
Total ending balance	11,519	14,561	12,104
Less current portion in accrued expenses and other
current liabilities	(5,429)	(3,292)	(1,827)
Total long-term portion in other long-term liabilities	$6,090	$11,269	$10,277

(a)
expire in March 2014.  The royalty forRecRe Recorded in selling, general and administrative expense in the Consolidated Statements of Income. Recorded in selling, general and administrative expense in the Consolidated Statements of Operations.Two f

Litigation

On or about January 3, 2007, an action was commenced in the United States District Court, Central District of California, entitled, as amended, Gonzalez and Royalty vs. Drew Industries Incorporated, Kinro, Inc., Kinro Texas Limited Partnership d/b/a Better Bath Components; Skyline Corporation, and Skyline Homes Inc. (Case No. CV06-08233).

The case purported to be a product liability class action related to a certain line of products manufactured by Kinro. After a comprehensive investigation, Kinro concluded that plaintiffs’ claims were without merit. In the course of the proceedings during 2010, the District Court dismissed each of the seven claims asserted by the plaintiffs. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On June 7, 2012, the Court of Appeals unanimously affirmed the decision of the District Court dismissing all claims against Kinro. Consequently, the litigation was terminated.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2012, would not be material to the Company’s financial position or annual results of operations.

Executive Succession and Severance

On February 12, 2013, the Company announced that Fredric M. Zinn, President and Chief Executive Officer, will retire effective May 10, 2013. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, has been named to succeed Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, has been named to succeed Mr. Zinn as President of Drew. Both of these appointments will be effective May 10, 2013. The Company also announced the relocation of its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

As a result of the Company’s executive succession and corporate relocation, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2012 related to the contractual obligations for severance and the acceleration of equity awards for certain employees whose employment will terminate as a result of the relocation to Indiana. The Company will record an additional pre-tax charge of $1.8 million related to the contractual obligations in the first and second quarters of 2013. Upon completion of the transition, the Company expects to save an estimated $2 million annually in general and administrative costs.

Unrelated to the executive succession, the Company incurred severance and relocation costs of $0.2 million, $0.1 million, and $1.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, which were recorded in selling, general and administrative expenses in the Consolidated Statements of Income.

The liability for executive succession and severance obligations, which will be paid through 2015, was recorded as follows at December 31, (in thousands):

	2012	2011	2010
Other accrued expenses and current liabilities	$1,778	$449	$726
Other long-term liabilities	671	1,028	1,504
Total executive succession and severance liability	$2,449	$1,477	$2,230

13. STOCKHOLDERS' EQUITY

Special Dividend

On December 20, 2012, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $45.0 million, was paid to stockholders of record as of December 10, 2012. In this connection, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per deferred stock unit, restricted stock or stock, representing $1.4 million in total. In connection with the special cash dividend, the exercise price of all outstanding stock options was reduced by $2.00 per share. This reduction in exercise price was not a modification of the outstanding awards.

On December 28, 2010, a special dividend of $1.50 per share of the Company’s Common Stock, representing an aggregate of $33.0 million, was paid to stockholders of record as of December 20, 2010. In this connection, holders of deferred stock units were credited with deferred stock units equal to $1.50 per deferred stock unit, representing $0.4 million. In connection with the special cash dividend, the exercise price of all the outstanding stock options was reduced by $1.50 per share. As a result of this stock option modification in 2010, the Company recorded a charge of $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and expects to record additional charges aggregating $0.2 million over the next three years.

Stock-Based Awards

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, as Amended and Restated (the “Equity Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and other eligible persons Common Stock-based awards, such as stock options, restricted stock and deferred stock units. All such awards granted under the Equity Plan must be approved by the Compensation Committee of Drew’s Board of Directors (the “Committee”). The Committee determines the period for which all such awards may be exercisable, but in no event may such an award be exercisable more than 10 years from the date of grant. The number of shares available under the Equity Plan, and the exercise price of all such awards granted under the Equity Plan, are subject to adjustments by the Committee to reflect stock splits, dividends, recapitalization, mergers, or other major corporate actions. The number of shares available for granting awards was 688,712 and 1,361,718 at December 31, 2012 and 2011, respectively.

Stock-based compensation resulted in charges to operations as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Stock options	$2,836	$3,218	$3,359
Deferred stock units	1,888	1,264	817
Restricted stock	849	105	-
Stock awards	745	-	-
Stock-based compensation expense	$6,318	$4,587	$4,176

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line that cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, for the years ended December 31, 2012, 2011 and 2010, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $0.2 million, $1.1 million and $0.1 million, respectively. In February 2013, the Company issued 7,959 deferred stock units at $35.85, or $0.3 million, to certain executive officers in lieu of cash for a portion of their 2012 salary and incentive compensation in accordance with their compensation arrangements.

The fair value of each stock option grant was estimated on the date of the grant, and estimated again on the date of the modification for the special dividend, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010 Modification	2010
Risk-free interest rate	0.71%	1.30%	1.43%
Expected volatility	55.2%	57.5%	55.8%
Expected life (years)	4.1	3.2	4.8
Contractual life (years)	6.0	6.0	6.0
Dividend yield	N/A	N/A	N/A
Fair value of stock options granted	$10.02	$10.03	$10.09

 The fair value of deferred stock unit, restricted stock and stock grants was the market price of the Company’s Common Stock on the grant date.

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

Outstanding stock options expire six years from the date of grant, and either vest ratably over the service period of five years for employees or, for certain executive officers, based on achievement of specified performance conditions. As a result of the Company’s executive succession and corporate relocation, the vesting of certain stock options is accelerated pursuant to contractual obligations with certain employees whose employment will terminate as a result of the relocation to Indiana.

Transactions in stock options under the Equity Plan are summarized as follows:

	Number of Option Shares	Stock Option Exercise Price			Weighted Average Exercise Price
Outstanding at December 31, 2009	1,759,940	$11.59	–	$32.61	$23.46
Granted	469,250		$21.17		$21.17
Exercised	(81,000)	$11.59	–	$20.99	$14.03
Forfeited	(151,700)	$11.59	–	$32.61	$24.86
Modification for cash dividend	-	$10.09	–	$31.11	$(1.50)
Outstanding at December 31, 2010	1,996,490	$10.09	–	$31.11	$21.70
Granted	345,000		$23.17		$23.17
Exercised	(87,300)	$10.09	–	$19.67	$11.39
Forfeited	(100,900)	$10.09	–	$31.11	$22.37
Expired	(342,640)	$26.83	–	$27.21	$26.87
Outstanding at December 31, 2011	1,810,650	$10.09	–	$31.11	$21.46
Exercised	(422,131)	$8.09	–	$31.11	$19.13
Forfeited	(67,700)	$10.09	–	$31.11	$22.61
Reduction for cash dividend	-	$8.09	–	$29.11	$(2.00)
Outstanding at December 31, 2012	1,320,819	$8.09	–	$29.11	$19.92
Exercisable at December 31, 2012	690,629	$8.09	–	$29.11	$21.59

In 2012, the Company granted deferred stock units in lieu of stock options.

Additional information related to the exercise of stock options is as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Intrinsic value of stock options exercised	$4,838	$1,079	$640
Cash receipts upon the exercise of stock options	$8,075	$997	$1,135
Income tax benefits from the exercise of stock options	$1,852	$422	$247
Grant date fair value of stock options that vested	$2,814	$3,207	$2,775

The following table summarizes information about stock options outstanding at December 31, 2012:

Exercise Price	Option Shares Outstanding		Remaining Life in Years	Option Shares Exercisable
$29.11	287,100		0.9	287,100
$24.59	30,000		1.0	30,000
$8.09	121,600		1.9	55,900
$9.53	400		1.9	-
$10.72	46,738		2.0	46,738
$17.49	191,031		2.9	101,431
$17.67	354,550		3.9	142,900
$21.17	289,400		4.9	26,560
Total Shares	1,320,819	(a)		690,629	(a)

(a)
expire in March 2014.  The royalty forRecRe The aggregate intrinsic value for option shares outstanding and option shares exercisable is $16.3 million and $7.4 million, respectively. The weighted average remaining term for option shares outstanding and option shares exercisable is 3.0 years and 2.1 years, respectively. Recorded in selling, general and administrative expense in the Consolidated Statements of Operations.Two f

As of December 31, 2012, there was $4.6 million of total unrecognized compensation costs related to unvested stock options, which are expected to be recognized over a weighted average remaining period of 3.0 years.

Deferred Stock Units

The Equity Plan provides for the grant or issuance of deferred stock units (“DSUs”) to directors, employees and other eligible persons. Recipients of DSUs are entitled to receive shares at the end of a specified deferral period. DSUs are issued in lieu of cash compensation or granted in lieu of stock options or as performance-based incentive compensation. Holders of DSUs receive dividends granted to holders of the Common Stock, payable in additional DSUs, and are subject to the same vesting criteria as the original grant.

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain executive officers, based on achievement of specified performance conditions. As a result of the Company’s executive succession and corporate relocation, the vesting of certain deferred stock units is accelerated pursuant to contractual obligations with certain employees whose employment will terminate as a result of the relocation to Indiana.

Transactions in DSUs under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2009	231,113	$5.50	–	$40.68
Issued	31,803	$20.13	–	$25.06
Granted	20,000		$20.89
Dividend equivalents	15,521		$23.49
Exercised	(32,221)	$5.50	–	$21.90
Outstanding at December 31, 2010	266,216	$5.50	–	$40.68
Issued	79,714	$18.67	–	$25.48
Granted	53,450		$23.17
Forfeited	(2,660)	$20.89	–	$23.49
Exercised	(27,587)	$6.16	–	$25.06
Outstanding at December 31, 2011	369,133	$5.50	–	$40.68
Issued	23,713	$24.53	–	$32.07
Granted	282,925	$26.54	–	$30.50
Dividend equivalents	34,568		$33.32
Exercised	(96,585)	$5.50	–	$40.68
Outstanding at December 31, 2012	613,754	$6.16	–	$33.32

As of December 31, 2012, there was $5.6 million of total unrecognized compensation costs related to DSUs, which is expected to be recognized over a weighted average remaining period of 2.3 years.

Restricted Stock

The Equity Plan provides for the grant of restricted stock to directors, employees and other eligible persons. The restriction period is established by the Committee, but may not be less than one year. Holders of restricted stock have all the rights of a stockholder of the Company, including the right to vote and the right to receive dividends granted to holders of the Common Stock, payable in additional shares of restricted stock, and are subject to the same vesting criteria as the original grant. All shares of restricted stock are not transferable during the restriction period.

In the year ended December 31, 2012, the Company granted 29,841 shares of restricted stock at $30.50, or $0.9 million, to directors. These shares have a restriction which lapses one year from the grant date. In 2011, the Company granted 36,260 shares of restricted stock at $23.17, or $0.8 million, to directors. The restriction lapsed one year from the grant date.

As of December 31, 2012, there was $0.8 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Stock Awards

In accordance with the Executive Employment and Non-Competition Agreements for 2012 – 2014 with two of the Company’s named executive officers, Jason Lippert, Chairman and Chief Executive Officer of Lippert and Kinro, and Scott Mereness, President of Lippert and Kinro, they are entitled to receive an annual long-term award consisting of the right to earn an aggregate of 85,000 shares of the Common Stock. These shares are earned during the subsequent three year period based on growth in the Company’s earnings per diluted share over that same three year period.  As of December 31, 2012, there was $1.5 million of total unrecognized compensation costs related to outstanding stock awards, which is expected to be recognized over a weighted average remaining period of 1.4 years. The grant date fair value of the January 1, 2013 awards was $2.7 million.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31, (in thousands):

	2012	2011	2010
Weighted average shares outstanding for basic earnings per share	22,558	22,267	22,123
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	270	177	143
Weighted average shares outstanding for diluted earnings per share	22,828	22,444	22,266

The weighted average diluted shares outstanding for the years ended December 31, 2012, 2011 and 2010, excludes the effect of 426,788, 1,311,330 and 1,269,003 shares of common stock, respectively, subject to stock options and deferred stock units. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

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

	Shares	Weighted Average Price Per Share	Cost
Purchases through 2009	447,400	$18.58	$8,333
Purchases in 2010	53,879	$19.27	$1,041
Purchases in 2011	33,856	$18.44	$626
Purchases in 2012	-	$-	$-
Total purchases	535,135	$18.64	$10,000

14. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, (in thousands):

	2012				2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$4,540	$4,540	$-	$-	$2,564	$2,564	$-	$-
Unrealized gain on derivative instruments	223	-	223	-	-	-	-	-
Total assets	$4,763	$4,540	$223	$-	$2,564	$2,564	$-	$-

Liabilities
Contingent consideration	$11,519	$-	$-	$11,519	$14,561	$-	$-	$14,561
Deferred compensation	7,015	7,015	-	-	4,468	4,468	-	-
Unrealized loss on derivative instruments	-	-	-	-	436	-	436	-
Total liabilities	$18,534	$7,015	$-	$11,519	$19,465	$4,468	$436	$14,561

Deferred Compensation
The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). The amounts deferred under the Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Deferred compensation assets and liabilities were valued using a market approach based on the quoted market prices of identical instruments. For further information on deferred compensation, see Note 9 of the Notes to Consolidated Financial Statements.

Contingent Consideration Related to Acquisitions
Liabilities for contingent consideration related to acquisitions were valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next four years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 25 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 12 of the Notes to Consolidated Financial Statements.

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

Derivative Instruments
At December 31, 2012, the Company had derivative instruments for 4.7 million pounds of aluminum, approximately 15 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire through September 2013, at an average mid-west aluminum price of $1.01 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Consolidated Statements of Income. At December 31, 2012 the $0.2 million corresponding asset was recorded in prepaid expenses and other current assets, and at December 31, 2011 the $0.4 million corresponding liability was recorded in accrued expenses and other current liabilities, both as reflected in the Consolidated Balance Sheets. During 2012, derivative instruments for 4.9 million pounds were settled at a loss of $0.4 million which was recorded in cost of sales in the Consolidated Statements of Income.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses recognized during the years ended December 31, (in thousands):

	2012		2011		2010
	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses
Assets
Vacant owned facilities	$5,009	$523	$10,031	$-	$11,559	$373
Other intangible assets	-	1,228	-	-	-	-
Net assets of acquired businesses	1,345	-	38,389	-	24,736	-
Total assets	$7,354	$1,751	$48,420	$-	$36,295	$373

Liabilities
Vacant leased facilities	$-	$50	$399	$203	$932	$87
Total liabilities	$-	$50	$399	$203	$932	$87

Vacant Owned Facilities
During 2012, the Company reviewed the recoverability of the carrying value of eight vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate. During 2012, the carrying value of five of these vacant owned facilities exceeded their fair value, therefore an impairment charge of $0.5 million was recorded. During 2012, the Company sold at a gain of $0.8 million two of the facilities previously recorded as a vacant facility and reopened another. At December 31, 2012, the Company had four vacant owned facilities, with an estimated combined carrying value of $5.0 million, classified in fixed assets in the Consolidated Balance Sheets.  The Company has leased to third parties two of these owned facilities with a combined carrying value of $3.8 million, both for five year terms, for a combined annual rental income of $0.3 million. Both of these leases also contain an option for the lessee to purchase the facility at an amount in excess of carrying value.

Throughout 2011, the fair value of these vacant owned facilities exceeded their carrying value, therefore no impairment charges were recorded. In 2010, the Company performed similar reviews of facilities and recorded impairment charges of $0.4 million on facilities that had a carrying value of $11.6 million at December 31, 2010. Impairment charges are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Other Intangible Assets
During 2012, the Company reviewed the recoverability of amortizable intangible assets associated with an acquired patent. Based on the analyses, the $1.2 million carrying value of these intangible assets exceeded the undiscounted cash flows expected to be generated. As a result, the Company was required to determine the fair value of these intangible assets. Fair value was determined based on the present value of internal cash flow estimates. The resulting fair value of these intangible assets was nominal, therefore the Company recorded a non-cash impairment charge of $1.2 million, of which $1.0 million was recorded in cost of sales in the Consolidated Statements of Income.

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

Vacant Leased Facilities
The Company recorded charges of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, in selling, general and administrative expenses in the Consolidated Statements of Income related to the exit from leased facilities.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2012
Net sales	$223,552	$251,014	$226,323	$200,234	$901,123
Gross profit	$44,823	$46,423	$41,542	$35,871	$168,659
Income before income taxes	$17,299	$18,912	$14,832	$6,759	$57,802
Net income	$11,116	$11,708	$9,771	$4,745	$37,340

Net income per common share:
Basic	$0.50	$0.52	$0.43	$0.21	$1.66
Diluted	$0.49	$0.52	$0.43	$0.21	$1.64

Stock market price:
High	$29.84	$30.02	$30.86	$33.32	$33.32
Low	$24.67	$25.83	$25.82	$29.48	$24.67
Close (at end of quarter)	$27.31	$27.85	$30.21	$32.25	$32.25

Year ended December 31, 2011
Net sales	$168,833	$186,048	$166,689	$159,596	$681,166
Gross profit	$37,879	$42,059	$32,001	$27,782	$139,721
Income before income taxes	$15,485	$17,849	$9,125	$5,797	$48,256
Net income	$9,387	$10,965	$5,619	$4,088	$30,059

Net income per common share:
Basic	$0.42	$0.49	$0.25	$0.18	$1.35
Diluted	$0.42	$0.49	$0.25	$0.18	$1.34

Stock market price:
High	$24.41	$26.40	$25.42	$25.88	$26.40
Low	$22.10	$21.57	$17.58	$18.94	$17.58
Close (at end of quarter)	$22.33	$24.72	$19.98	$24.53	$24.53

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(c)           Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Over the last few quarters, the Company has converted the systems used by acquired businesses to its existing ERP software and business processes. Further, the Company has selected a new ERP system, and is planning to begin implementing that system in 2013. The full implementation is expected to take several years.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1.  Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013 (the “2013 Proxy Statement”) and from the information contained under “Directors and Executive Officers of the Registrant” in Part I of this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2013 Proxy Statement.

The Company has adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charter and Key Practices of the Company’s Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, are available on the Company’s website at www.drewindustries.com. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, Drew Industries Incorporated, 200 Mamaroneck Avenue, White Plains, New York 10601.

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

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors – Executive Compensation” and “Director Compensation” in the Company’s 2013 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Management” and “Equity Award and Incentive Plan” in the Company’s 2013 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No executive officer of the Company serves on the Company’s Compensation Committee, and there are no “interlocks” as defined by the Securities and Exchange Commission.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Proposal 1. Election of Directors – Transactions with Related Persons” and “Proposal 1. Election of Directors – Corporate Governance and Related Matters – Board of Directors” in the Company’s 2013 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under “Proposal 3. Appointment of Auditors” in the Company’s 2013 Proxy Statement.

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

Exhibit Number	Description

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

Exhibit Number	Description

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

10.259*	Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated.

10.261*	Executive Compensation and Non-Competition Agreement between Registrant and Fredric M. Zinn, dated February 8, 2012.

10.263*	Executive Compensation and Non-Competition Agreement between Registrant and Joseph S. Giordano III, dated February 10, 2012.

10.264*	Executive Employment and Non-Competition Agreement among Lippert Components Manufacturing, Inc., Kinro Manufacturing, Inc. and Jason D. Lippert, dated April 9, 2012.

10.265*	Executive Employment and Non-Competition Agreement among Lippert Components Manufacturing, Inc., Kinro Manufacturing, Inc. and Scott T. Mereness, dated April 9, 2012.

10.266*	Amended and Restated Change in Control Agreement between Registrant and Fredric M. Zinn, dated April 9, 2012.

10.267*	Amended and Restated Change in Control Agreement between Registrant and Joseph S. Giordano, III, dated April 9, 2012.

10.268*	Change in Control Agreement between Registrant and Jason D. Lippert, dated April 9, 2012.

10.269*	Change in Control Agreement between Registrant and Scott T. Mereness, dated April 9, 2012.

10.270*	Executive Employment and Non-Competition Agreement among Drew Industries Incorporated, Lippert Components Manufacturing, Inc., Kinro Manufacturing, Inc. and Jason D. Lippert, dated February 26, 2013.

10.271*	Executive Employment and Non-Competition Agreement among Drew Industries Incorporated, Lippert Components Manufacturing, Inc., Kinro Manufacturing, Inc. and Scott T Mereness, dated March 4, 2013.

* Denotes a compensatory plan or arrangement.

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

Exhibits 10.233 – 10.248 are incorporated by reference to Exhibits 10.1 - 10.16 included in the Company’s Form 8-K filed on December 2, 2008.

Exhibit 10.252 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K/A filed on April 8, 2009.

Exhibits 10.257 – 10.258 are incorporated by reference to Exhibits 10.1 – 10.2 included in the Company’s Form 8-K filed on February 25, 2011.

Exhibit 10.259 is incorporated by reference to Exhibit A included in the Company’s Definitive Schedule 14A filed on April 8, 2011.

Exhibit 10.261 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K filed on February 9, 2012.

Exhibit 10.263 is incorporated by reference to Exhibit 10 (iii)(A) included in the Company’s Form 8-K filed on February 13, 2012.

Exhibit 10.264 is incorporated by reference to Exhibit 10 (iii) (A) included in the Company’s Form 8-K filed on April 10, 2012.

Exhibit 10.265 is incorporated by reference to Exhibit 10 (iii) (B) included in the Company’s Form 8-K filed on April 10, 2012.

Exhibit 10.266 is incorporated by reference to Exhibit 10.01 included in the Company’s Form 8-K filed on April 10, 2012.

Exhibit 10.267 is incorporated by reference to Exhibit 10.04 included in the Company’s Form 8-K filed on April 10, 2012.

Exhibit 10.268 is incorporated by reference to Exhibit 10.02 included in the Company’s Form 8-K filed on April 10, 2012.

Exhibit 10.269 is incorporated by reference to Exhibit 10.03 included in the Company’s Form 8-K filed on April 10, 2012.

Exhibit 10.270 is incorporated by reference to Exhibit 10 (iii) (A) included in the Company’s Form 8-K filed on February 26, 2013.

Exhibit 10.271 is incorporated by reference to Exhibit 10 (iii) (A) included in the Company’s Form 8-K filed on March 5, 2013.

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

Date: March 12, 2013	DREW INDUSTRIES INCORPORATED

	By:	/s/ Fredric M. Zinn
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

Date	Signature		Title

March 12, 2013	By:	/s/ Fredric M. Zinn	Director, President and
		(Fredric M. Zinn)	Chief Executive Officer

March 12, 2013	By:	/s/ Joseph S. Giordano III	Chief Financial Officer and Treasurer
(Joseph S. Giordano III)

March 12, 2013	By:	/s/ Christopher L. Smith	Corporate Controller
(Christopher L. Smith)

March 12, 2013	By:	/s/ Leigh J. Abrams	Chairman of the Board of Directors
(Leigh J. Abrams)

March 12, 2013	By:	/s/ James F. Gero	Lead Director
(James F. Gero)

March 12, 2013	By:	/s/ Edward W. Rose, III	Director
(Edward W. Rose, III)

March 12, 2013	By:	/s/ Frederick B. Hegi, Jr.	Director
(Frederick B. Hegi, Jr.)

March 12, 2013	By:	/s/ David A. Reed	Director
(David A. Reed)

March 12, 2013	By:	/s/ John B. Lowe, Jr.	Director
(John B. Lowe, Jr.)

March 12, 2013	By:	/s/ Brendan J. Deely	Director
(Brendan J. Deely)

March 12, 2013	By:	/s/ Jason D. Lippert	Director
(Jason D. Lippert)