Form 10-Q
period 2013-03-31
DREW INDUSTRIES INC
filed 2013-05-09
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  0-13646

DREW INDUSTRIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,909,502 shares of common stock as of April 30, 2013.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I –  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
(In thousands, except per share amounts)

Net sales	$252,586	$223,552
Cost of sales	204,995	178,729
Gross profit	47,591	44,823
Selling, general and administrative expenses	32,860	27,450
Executive succession	1,143	-
Operating profit	13,588	17,373
Interest expense, net	118	74
Income before income taxes	13,470	17,299
Provision for income taxes	5,098	6,183
Net income	$8,372	$11,116

Net income per common share:
Basic	$0.36	$0.50
Diluted	$0.36	$0.49

Weighted average common shares outstanding:
Basic	23,017	22,442
Diluted	23,455	22,642

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2013	2012	2012
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$4,035	$3,541	$9,939
Accounts receivable, net	54,249	57,535	21,846
Inventories	110,207	88,630	97,367
Deferred taxes	10,073	10,125	10,073
Prepaid expenses and other current assets	9,882	5,570	14,798
Total current assets	188,446	165,401	154,023
Fixed assets, net	112,783	95,438	107,936
Goodwill	21,177	21,050	21,177
Other intangible assets, net	66,759	76,309	69,218
Deferred taxes	14,993	14,496	14,993
Other assets	7,412	7,570	6,521
Total assets	$411,570	$380,264	$373,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$40,256	$19,749	$21,725
Accrued expenses and other current liabilities	49,326	48,036	48,055
Total current liabilities	89,582	67,785	69,780
Other long-term liabilities	21,122	21,574	19,843
Total liabilities	110,704	89,359	89,623

Stockholders’ equity
Common stock, par value $.01 per share	256	250	254
Paid-in capital	108,659	86,880	100,412
Retained earnings	221,418	233,242	213,046
Stockholders’ equity before treasury stock	330,333	320,372	313,712
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	300,866	290,905	284,245
Total liabilities and stockholders’ equity	$411,570	$380,264	$373,868

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
(In thousands)

Cash flows from operating activities:
Net income	$8,372	$11,116
Adjustments to reconcile net income to cash flows (used for) provided by operating activities:
Depreciation and amortization	6,552	6,381
Stock-based compensation expense	3,155	1,319
Other non-cash items	509	461
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(32,403)	(34,915)
Inventories	(12,840)	3,939
Prepaid expenses and other assets	3,880	(510)
Accounts payable	18,531	4,007
Accrued expenses and other liabilities	3,192	11,362
Net cash flows (used for) provided by operating activities	(1,052)	3,160

Cash flows from investing activities:
Capital expenditures	(8,938)	(5,684)
Acquisitions of businesses	-	(1,164)
Proceeds from sales of fixed assets	31	44
Other investing activities	(29)	(19)
Net cash flows used for investing activities	(8,936)	(6,823)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	4,959	974
Proceeds from line of credit borrowings	96,333	37,702
Repayments under line of credit borrowings	(96,333)	(37,702)
Payment of contingent consideration related to acquisitions	(875)	(354)
Net cash flows provided by financing activities	4,084	620

Net decrease in cash	(5,904)	(3,043)

Cash and cash equivalents at beginning of period	9,939	6,584
Cash and cash equivalents at end of period	$4,035	$3,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64	$96
Income taxes, net of refunds	$16	$(9)

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2012	$254	$100,412	$213,046	$(29,467)	$284,245
Net income	-	-	8,372	-	8,372
Issuance of 217,879 shares of common stock pursuant to stock options and deferred stock units	2	4,957	-	-	4,959
Stock-based compensation expense	-	3,155	-	-	3,155
Issuance of 3,776 deferred stock units relating to prior year compensation	-	135	-	-	135
Balance - March 31, 2013	$256	$108,659	$221,418	$(29,467)	$300,866

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

Because of fluctuations in RV dealer inventories, and changes in economic conditions, current and future seasonal industry trends may be different than in prior years.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2012 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.            Segment Reporting

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 89 percent and 87 percent of consolidated net sales for the three month periods ended March 31, 2013 and 2012, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Steel chassis for towable RVs	● Aluminum windows and screens
● Axles and suspension solutions for towable RVs	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo. Approximately 84 percent of the Company’s RV Segment net sales for the last twelve months were components to manufacturers of travel trailer and fifth-wheel RVs.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The MH Segment, which accounted for 11 percent and 13 percent of consolidated net sales for the three month periods ended March 31, 2013 and 2012, respectively, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and mobile office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, corporate expenses, executive succession, accretion, other non-segment items and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2012 Annual Report on Form 10-K.

Information relating to segments follows for the three months ended March 31, (in thousands):

	2013	2012
Net sales:
RV Segment:
RV original equipment manufacturers:
Travel trailers and fifth-wheels	$186,416	$168,079
Motorhomes	9,466	5,952
RV aftermarket	5,729	3,990
Adjacent industries	22,392	17,534
Total RV Segment net sales	$224,003	$195,555

MH Segment:
Manufactured housing original equipment manufacturers	$17,779	$18,712
Manufactured housing aftermarket	4,054	4,269
Adjacent industries	6,750	5,016
Total MH Segment net sales	$28,583	$27,997

Total net sales	$252,586	$223,552

Operating profit:
RV Segment	$14,535	$16,781
MH Segment	2,726	3,131
Total segment operating profit	17,261	19,912
Corporate	(2,288)	(2,308)
Executive succession	(1,143)	-
Accretion related to contingent consideration	(392)	(481)
Other non-segment items	150	250

Total operating profit	$13,588	$17,373

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.           Acquisitions, Goodwill and Other Intangible Assets

Acquisitions in 2012

RV Entry Door Operation

On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the subsequent three years. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statement of Income since the acquisition date.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill

Goodwill by reportable segment at March 31, 2013 and December 31, 2012, was as follows (in thousands):

	RV Segment	MH Segment	Total
Accumulated cost	$61,679	$10,025	$71,704
Accumulated impairment	(41,276)	(9,251)	(50,527)
Net balance	$20,403	$774	$21,177

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the three months ended March 31, 2013.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2013 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$18,893	$31,212	3 to 16
Patents	45,994	15,750	30,244	2 to 19
Tradenames	7,959	4,863	3,096	5 to 15
Non-compete agreements	4,989	2,782	2,207	1 to 7
Other intangible assets	$109,047	$42,288	$66,759

Other intangible assets consisted of the following at December 31, 2012 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$17,857	$32,248	3 to 16
Patents	45,964	14,850	31,114	2 to 19
Tradenames	7,959	4,525	3,434	5 to 15
Non-compete agreements	4,989	2,567	2,422	1 to 7
Other intangible assets	$109,017	$39,799	$69,218

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.            Cash and cash equivalents

Cash and cash equivalents consisted of the following at (in thousands):

	March 31,		December 31,
	2013	2012	2012

Cash in banks	$4,035	$3,541	$9,939
Cash and cash equivalents	$4,035	$3,541	$9,939

5.           Inventories

Inventories consisted of the following at (in thousands):

	March 31,		December 31,
	2013	2012	2012

Raw materials	$90,719	$72,874	$78,434
Work in process	3,000	4,966	2,074
Finished goods	16,488	10,790	16,859
Inventories	$110,207	$88,630	$97,367

6.            Fixed Assets

Fixed assets consisted of the following at (in thousands):

	March 31,		December 31,
	2013	2012	2012

Fixed assets, at cost	$219,230	$192,265	$211,089
Less accumulated depreciation and amortization	106,447	96,827	103,153
Fixed assets, net	$112,783	$95,438	$107,936

7.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	March 31,		December 31,
	2013	2012	2012

Employee compensation and benefits	$16,288	$14,638	$18,555
Warranty	9,802	6,780	9,125
Sales rebates	5,959	5,089	5,711
Contingent consideration related to acquisitions	5,412	4,823	5,429
Other	11,865	16,706	9,235
Accrued expenses and other current liabilities	$49,326	$48,036	$48,055

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the three months ended March 31, (in thousands):

	2013	2012
Balance at beginning of period – current	$9,125	$5,882
Balance at beginning of period – long-term	3,604	2,758
Balance at beginning of period – total	12,729	8,640
Provision for warranty expense	3,499	3,054
Warranty costs paid	(2,284)	(1,957)
Total accrued warranty	13,944	9,737
Less long-term portion	4,142	2,957
Current accrued warranty	$9,802	$6,780

8.            Long-Term Indebtedness

The Company had no debt outstanding at March 31, 2013 and 2012, or December 31, 2012.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2013), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2013) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At March 31, 2013, the Company had $2.9 million, respectively, in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.1 million at March 31, 2013.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At March 31, 2013, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2013. The remaining availability under these facilities was $197.1 million at March 31, 2013. The Company believes this availability, together with the $4.0 million in cash at March 31, 2013, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the Credit Agreement and “shelf-loan” facility, at March 31, 2013 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2013, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a two year extension on its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

9.           Commitments and Contingencies

Contingent Consideration Related to Acquisitions

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2013, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.3 percent.

The following table summarizes the contingent consideration liability as of March 31, 2013 (in thousands):

Acquisition	Estimated Remaining Payments		Fair Value of Estimated Remaining Payments
Schwintek products	$8,774	(a)	$7,111
Level-Up® six-point leveling system	4,140	(b)	3,254
Other acquired products	596	(c)	523
Total	$13,510		$10,888

(a)
The remaining contingent consideration for two of the three products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the three products acquired have a combined remaining maximum contingent consideration of $7.8 million, of which the Company estimates $5.7 million will be paid. Other than expiration of the contingent consideration period, the remaining products have no maximum contingent consideration.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the first three months of 2013 and 2012, the net impact of the quarterly fair value adjustments and accretion of the liability was an expense of $0.2 million recorded in selling, general, and administrative expenses.

The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31, (in thousands):

	2013	2012
Balance at beginning of period	$11,519	$14,561
Payments	(875)	(354)
Accretion	392	481
Fair value adjustments	(148)	(259)
Balance at end of the period	10,888	14,429
Less current portion in accrued expenses and other current liabilities	(5,412)	(4,823)
Total long-term portion in other long-term liabilities	$5,476	$9,606

Executive Succession and Severance

On February 12, 2013, the Company announced that Fredric M. Zinn, President and Chief Executive Officer, will retire effective May 10, 2013. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, has been appointed to succeed Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, has been appointed to succeed Mr. Zinn as President of Drew. Both of these appointments will be effective May 10, 2013. The Company also announced the relocation of its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.1 million in the first quarter of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment will terminate as a result of the relocation to Indiana. The Company will record an additional pre-tax charge of $0.7 million related to contractual obligations in the second quarter of 2013, with no additional related charges expected thereafter. The liability for executive succession and severance obligations will be paid through 2015.  Upon completion of the transition, the Company expects to save an estimated $2 million annually in general and administrative costs.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.          Stockholders’ Equity

The following table summarizes information about the Common Stock at (in thousands):

	March 31,		December 31,
	2013	2012	2012
Common stock authorized	30,000	30,000	30,000
Common stock issued	25,594	24,957	25,376
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):

	2013	2012
Weighted average shares outstanding for basic earnings per share	23,017	22,442
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	438	200
Weighted average shares outstanding for diluted earnings per share	23,455	22,642

The weighted average diluted shares outstanding for the three months ended March 31, 2013 and 2012, excludes the effect of 337,295 and 674,550 shares of common stock, respectively, subject to stock options, deferred stock units and stock awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions to which those shares were subject to were not yet achieved.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 535,135 shares were repurchased prior to 2013 at an average price of $18.64 per share, or $10.0 million. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price and other factors.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.           Fair Value Measurements

Recurring

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at (in thousands):

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$5,241	$5,241	$-	$-	$4,540	$4,540	$-	$-
Derivative instruments	-	-	-	-	223	-	223	-
Total assets	$5,241	$5,241	$-	$-	$4,763	$4,540	$223	$-

Liabilities
Contingent consideration	$10,888	$-	$-	$10,888	$11,519	$-	$-	$11,519
Deferred compensation	8,139	8,139	-	-	7,015	7,015	-	-
Derivative instruments	123	-	123	-	-	-	-	-
Total liabilities	$19,150	$8,139	$123	$10,888	$18,534	$7,015	$-	$11,519

Deferred Compensation
The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. The Company invests 65 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities were valued using a market approach based on the quoted market prices of identical instruments.

Contingent Consideration Related to Acquisitions
Liabilities for contingent consideration related to acquisitions were valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next four years, the Company’s long-term sales growth forecasts for these products average approximately 25 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Instruments
At March 31, 2013, the Company had derivative instruments for 3.1 million pounds of aluminum, approximately 10 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire through September 2013, at an average mid-west aluminum price of $1.02 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Condensed Consolidated Statements of Income. At March 31, 2013, the $0.1 million corresponding liability was recorded in accrued expenses and other current liabilities, and at December 31, 2012, the $0.2 million corresponding asset was recorded in prepaid expenses and other current assets, both as reflected in the Condensed Consolidated Balance Sheets. During the first quarter of 2013, derivative instruments for 1.7 million pounds were settled at a loss of less than $0.1 million which was recorded in cost of sales in the Condensed Consolidated Statements of Income.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the three months ended March 31, (in thousands):

	2013		2012
	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Assets
Vacant owned facilities	$5,225	$-	$10,324	$265
Other intangible assets	-	-	642	600
Net assets of acquired businesses	-	-	1,095	-
Total assets	$5,225	$-	$12,061	$865

Liabilities
Vacant leased facilities	$-	$-	$32	$(156)
Total liabilities	$-	$-	$32	$(156)

Vacant Owned Facilities
During the first quarter of 2013, the Company reviewed the recoverability of the carrying value of four vacant owned facilities with a combined carrying value of $5.2 million, classified in fixed assets in the Condensed Consolidated Balance Sheets. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate. The fair value of these vacant owned facilities exceeded their carrying value, therefore no impairment charges were recorded.

During the first quarter of 2012, the Company reviewed the recoverability of the carrying value of seven vacant owned facilities with a combined carrying value of $10.3 million. Six of these facilities were classified in fixed assets in the Condensed Consolidated Balance Sheets and the other facility, which was sold on April 4, 2012 for $2.0 million, was classified in other assets. The fair value of two of these vacant owned facilities did not exceed their carrying value, therefore impairment charges of $0.3 million were recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets
During the first quarter of 2012, the Company reviewed the recoverability of amortizable intangible assets associated with an acquired patent. Based on the analyses, the carrying value of these intangible assets exceeded the undiscounted cash flows expected to be generated. As a result, the Company was required to determine the fair value of these intangible assets. Fair value was determined based on the present value of internal cash flow estimates. The resulting fair value of these intangible assets was $0.6 million below the carrying value at March 31, 2012, therefore the Company recorded a non-cash impairment charge of $0.6 million in the first quarter of 2012, of which $0.5 million was recorded in cost of sales in the Condensed Consolidated Statements of Income.

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

The Company has two reportable segments; the recreational vehicle (“RV”) products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The Company’s operations are conducted through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”) and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Each has operations in both the RV and MH Segments. At March 31, 2013, the Company operated 29 plants in the United States.

Net sales and operating profit were as follows for the three months ended March 31, (in thousands):

	2013	2012
Net sales:
RV Segment:
RV original equipment manufacturers:
Travel trailers and fifth-wheels	$186,416	$168,079
Motorhomes	9,466	5,952
RV aftermarket	5,729	3,990
Adjacent industries	22,392	17,534
Total RV Segment net sales	$224,003	$195,555

MH Segment:
Manufactured housing original equipment manufacturers	$17,779	$18,712
Manufactured housing aftermarket	4,054	4,269
Adjacent industries	6,750	5,016
Total MH Segment net sales	$28,583	$27,997

Total net sales	$252,586	$223,552

Operating profit:
RV Segment	$14,535	$16,781
MH Segment	2,726	3,131
Total segment operating profit	17,261	19,912
Corporate	(2,288)	(2,308)
Executive succession	(1,143)	-
Accretion related to contingent consideration	(392)	(481)
Other non-segment items	150	250

Total operating profit	$13,588	$17,373

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

The Company also supplies certain of these products as replacement parts to the RV aftermarket. In addition, the Company manufactures components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo (“Adjacent Industries”). Approximately 84 percent of the Company’s RV Segment net sales for the last twelve months were components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 85 percent of all RVs shipped by the industry in 2012.

The Company’s MH Segment manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and mobile office units, including:

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

Because of fluctuations in dealer inventories, and changes in economic conditions, current and future seasonal industry trends may be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailers and fifth-wheel RVs, the Company’s primary RV markets, increased 10 percent in the first quarter of 2013 to 66,700 units compared to the first quarter of 2012, as a result of:

•	An estimated 3,800 unit increase in retail demand in the first quarter of 2013, or 10 percent, as compared to the same period of 2012.
•	Anticipated strong retail demand in the upcoming Spring and Summer selling seasons, leading RV dealers to seasonally increase their inventory levels in the first quarter of 2013.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In anticipation of strong retail demand in the Spring and Summer selling seasons, RV dealers across the U.S. and Canada added an estimated aggregate of 46,000 travel trailer and fifth-wheel RVs to their inventories between October 2012 and March 2013, compared to the 36,400 units added during the same period a year earlier. Despite this year over year seasonal increase, most analysts believe dealer inventories are in-line with anticipated retail demand in the upcoming 2013 Spring and Summer selling seasons. Moreover, some analysts have reported that we may be in the beginning stages of an RV replacement cycle.

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

	Wholesale		Retail		Estimated Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2013(1)	66,700	10%	42,900	10%	23,800
Quarter ended December 31, 2012	54,700	21%	32,500	8%	22,200
Quarter ended September 30, 2012	56,700	19%	67,400	7%	(10,700)
Quarter ended June 30, 2012	71,100	8%	84,000	6%	(12,900)
Twelve months ended March 31, 2013(1)	249,200	14%	226,800	7%	22,500

Quarter ended March 31, 2012	60,400	11%	39,100	16%	21,300
Quarter ended December 31, 2011	45,200	16%	30,100	6%	15,100
Quarter ended September 30, 2011	47,500	(2%)	63,000	10%	(15,500)
Quarter ended June 30, 2011	66,000	6%	79,200	14%	(13,200)
Twelve months ended March 31, 2012	219,100	7%	211,300	12%	7,800

(1)	Retail sales data for March 2013 has not been published, therefore retail and dealer inventory data includes an estimate for retail units sold.

While production over the last six months was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders for additional units, and original equipment manufacturers (“OEMs”), to which we sell our products, would adjust their production levels accordingly. Although future retail demand is still uncertain, reports of increased traffic and sales at consumer RV shows over the last couple of months are positive signs for the industry. Retail sales in the traditionally strong Spring and Summer selling seasons will be a key indicator of consumer demand for RVs in 2013.

Retail sales of RVs have historically been closely tied to general economic conditions, as well as consumer confidence which, as reported by The Conference Board, was close to a five-year high in April 2013. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and in customer service.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During the first quarter of 2013, multi-section homes were 50 percent of the total manufactured homes produced, compared to 53 percent, 51 percent and 59 percent in 2012, 2011 and 2010, respectively. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported that for the first three months of 2013, industry-wide wholesale shipments of manufactured homes were 12,900 units, consistent with the first quarter of 2012.

Industry-wide wholesale shipments by the manufactured housing industry have declined since 1999 for a variety of reasons. Because of the current real estate, credit and economic environment, including the availability of foreclosed site built homes at abnormally low prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act which regulate financial transactions could make certain types of mortgages historically used to finance the purchase of manufactured homes more difficult to obtain. Although new legislation has been introduced to address this matter, there can be no assurance of the outcome of this legislation.

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

RESULTS OF OPERATIONS

Consolidated Highlights

▪
The Company’s net sales in the 2013 first quarter increased to a record $253 million, 13 percent higher than in the 2012 first quarter, despite a temporary slowdown in RV industry-wide production levels in late March 2013. This sales growth was primarily the result of a 15 percent increase in net sales by Drew’s RV Segment, which accounted for 89 percent of Drew’s consolidated net sales in the 2013 first quarter. RV Segment net sales growth was primarily due to a 10 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, Drew’s primary RV market. In addition, sales of recently introduced components for towable RVs, as well as motorhome components, increased, as did sales to adjacent industries and the aftermarket.

Net sales for the twelve months ended March 2013 exceeded $930 million, a Company record for any twelve month period.

▪
In April 2013, consolidated net sales reached a monthly record of $100 million, an increase of 20 percent from April 2012 net sales. This increase was primarily a result of continued solid growth in the Company’s RV Segment. The Company estimates that industry-wide wholesale shipments of travel trailer and fifth-wheel RVs increased 15 percent in April 2013 compared to April 2012. The Company also estimates that April 2013 industry-wide production of manufactured homes increased 5 to 10 percent compared to April 2012.

▪
For the first quarter of 2013, the Company reported net income of $8.4 million, or $0.36 per diluted share. Excluding charges related to executive succession, net income would have been $9.1 million in the first quarter of 2013, or $0.39 per diluted share, a decrease from net income of $11.1 million, or $0.49 per diluted share, in the first quarter of 2012.

The Company’s operating profit margin was below the first quarter of 2012 due to production inefficiencies and costs incurred as a result of significant growth and expansion over the past year. However, profit margins improved sequentially in the 2013 first quarter, increasing to 5.8 percent before executive succession charges, compared to 4.1 percent in the 2012 fourth quarter. In the first quarter of 2013, labor efficiencies continued to improve, with labor costs as a percent of net sales declining more than 1 percent compared to the fourth quarter of 2012. The first quarter of 2013 also benefitted from the spreading of fixed costs over a larger sales base. This sequential margin gain was partially offset by higher material costs, substantial fixed costs invested in customer service and in anticipation of further sales growth, and seasonally higher payroll taxes.

In response to the substantial increase in sales over the past year, the Company added significant resources, including personnel and facilities, to expand and improve production capacity and efficiencies. In many product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize. The Company expects production efficiencies to further improve in 2013, in particular during the second half of 2013.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In addition, to prepare for long-term growth, the Company aggressively added resources in excess of current needs, which impacted current operating results. The Company is evaluating its human resource requirements, and is making adjustments.

▪
On February 12, 2013, the Company announced that Fredric M. Zinn, President and Chief Executive Officer, will retire effective May 10, 2013. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, has been appointed to succeed Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, has been appointed to succeed Mr. Zinn as President of Drew. Both of these appointments will be effective May 10, 2013. The Company also announced the relocation of its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.1 million in the first quarter of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment will terminate as a result of the relocation to Indiana. The Company will record an additional pre-tax charge of $0.7 million related to contractual obligations in the second quarter of 2013, with no additional related charges expected thereafter. Upon completion of the transition, the Company expects to save an estimated $2 million annually in general and administrative costs.

▪
At March 31, 2013, the Company had $4.0 million in cash, no debt, and substantial available borrowing capacity. The Company remains well-positioned to continue to take advantage of investment opportunities to further improve results.

RV Segment – First Quarter

Net sales of the RV Segment in the first quarter of 2013 increased 15 percent compared to the first quarter of 2012. Net sales of components were to the following markets for the three months ended March 31, (in thousands):

	2013	2012	Change
RV OEMs:
Travel trailers and fifth-wheels	$186,416	$168,079	11%
Motorhomes	9,466	5,952	59%
RV aftermarket	5,729	3,990	44%
Adjacent industries	22,392	17,534	28%
Total RV Segment net sales	$224,003	$195,555	15%

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry-wide wholesale shipments for the three months ended March 31, were:

	2013	2012	Change
Travel trailer and fifth-wheel RVs	66,700	60,400	10%
Motorhomes	8,500	6,900	23%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first quarter of 2013 was consistent with the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs.

The Company’s net sales growth in components for motorhomes during the first quarter of 2013 exceeded the increase in industry-wide wholesale shipments of motorhomes primarily due to market share gains of $2 million. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to the RV aftermarket and adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased during the first quarter of 2013 due to market share gains. The Company believes there are significant opportunities in the RV aftermarket and adjacent industries.

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

Content per:	2013	2012	Change
Travel trailer and fifth-wheel RV	$2,718	$2,452	11%
Motorhome	$1,131	$692	63%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.

Operating profit of the RV Segment was $14.5 million in the first quarter of 2013, a decrease of $2.2 million compared to the first quarter of 2012. The RV Segment’s operating profit margin was below the first quarter of 2012 due to:

•
Production inefficiencies and costs incurred as a result of significant growth and expansion over the past year. In addition, the Company incurred costs in connection with facility consolidations, realigning production, and improving production processes. These costs are expected to decline further in the second quarter of 2013. Further, the Company continued to incur costs related to its investments in aluminum extrusion, awnings, thermoforming and the aftermarket. As a result of these factors, the RV Segment operating margin was negatively impacted by more than 2 percent.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In response to the substantial increase in sales over the past year, the Company added significant resources, including personnel and facilities, to expand and improve production capacity and efficiencies. In many product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize. The Company expects production efficiencies to further improve in 2013, in particular during the second half of 2013. As a result, the Company expects to recoup much of the operating margin lost over the past several quarters.

In addition, to prepare for long-term growth, the Company aggressively added resources in excess of current needs, which impacted current operating results. The Company is evaluating its human resource requirements, and is making adjustments.

Partially offset by:

•
Lower material costs. After declining over much of the second half of 2012, steel and aluminum costs increased towards the end of 2012. This increase impacted material costs in the first quarter of 2013, although not to the levels experienced in the first quarter of 2012. While material costs as a percent of net sales were higher in the first quarter of 2013 than they were in the latter part of 2012, material costs as a percent of net sales were lower than in the first quarter of 2012. The Company does not expect any significant changes in material costs as a percent of net sales for the second quarter of 2013, however, material costs remain volatile.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $29 million larger sales base compared to the first quarter of 2012.

MH Segment – First Quarter

Net sales of the MH Segment in the first quarter of 2013 increased 2 percent compared to the same period of 2012. Net sales of components were to the following markets for the three months ended March 31, (in thousands):

	2013	2012	Change
Manufactured housing OEMs	$17,779	$18,712	(5%)
Manufactured housing aftermarket	4,054	4,269	(5%)
Adjacent industries	6,750	5,016	35%
Total MH Segment net sales	$28,583	$27,997	2%

According to the IBTS, industry-wide wholesale shipments for the three months ended March 31, were:

	2013	2012	Change
Total homes produced	12,900	12,800	0%
Total floors produced	19,700	19,400	2%

The Company’s net sales of components for new manufactured homes in the first quarter of 2013 decreased compared to the slight increase in industry-wide wholesale shipments, primarily due to the timing of orders from certain customers.

Net sales to adjacent industries increased due to market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the twelve month periods ended March 31, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

Content per:	2013	2012	Change
Home produced	$1,446	$1,480	(2%)
Floor produced	$936	$978	(4%)

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket and sales to adjacent industries. Content per manufactured home and content per floor are impacted by market share changes, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.

The Company’s content per new manufactured home produced for the twelve months ended March 31, 2013 declined from the prior year period due to the timing of orders from certain customers during the first quarter of 2013, as well as customer mix as the Company’s content per unit varies between customers.

Operating profit of the MH Segment was $2.7 million in the first quarter of 2013, a decrease of $0.4 million compared to the first quarter of 2012, primarily due to increased labor and related costs. Further, during the first quarter of 2013 the Company completed the relocation of its manufactured housing chassis production in Indiana.

Corporate

Corporate expenses for the first quarter of 2013 were consistent with the first quarter of 2012.

Executive Succession

On February 12, 2013, the Company announced that Fredric M. Zinn, President and Chief Executive Officer, will retire effective May 10, 2013. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, has been appointed to succeed Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, has been appointed to succeed Mr. Zinn as President of Drew. Both of these appointments will be effective May 10, 2013. The Company also announced the relocation of its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.1 million in the first quarter of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment will terminate as a result of the relocation to Indiana. The Company will record an additional pre-tax charge of $0.7 million related to contractual obligations in the second quarter of 2013, with no additional related charges expected thereafter. The liability for executive succession and severance obligations will be paid through 2015.  Upon completion of the transition, the Company expects to save an estimated $2 million annually in general and administrative costs.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Accretion Related to Contingent Consideration

In connection with certain of the business acquisitions completed over the last few years, the Company is required to record an expense, or accretion, equivalent to interest on the recorded liability for future contingent consideration payments. Accretion expense for the full year 2013 is estimated to be $1.3 million.

Other Non-Segment Items

Selling, general and administrative expenses include the following other non-segment items for the three months ended March 31, (in thousands):

	2013	2012
Contingent consideration fair value adjustments(1)	$148	$259
Other income (expense), net	2	(9)
Total other non-segment items – income (expense)	$150	$250

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

Income Taxes

The effective income tax rate for the 2013 first quarter of 37.8 percent was higher than the 2012 first quarter rate of 35.7 percent. The effective income tax rate for the first quarter of 2012 benefitted from the reversal of federal and state tax reserves, due to the expiration of certain statutes of limitations, which did not recur in the first quarter of 2013. The Company estimates that the 2013 effective income tax rate will be approximately 37 percent to 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31, (in thousands):

	2013	2012
Net cash flows (used for) provided by operating activities	$(1,052)	$3,160
Net cash flows used for investing activities	(8,936)	(6,823)
Net cash flows provided by financing activities	4,084	620
Net decrease in cash	$(5,904)	$(3,043)

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Operations

Significant changes in the components of cash flows from operations for the first three months of 2013 were a result of:

•
An increase in inventories of $12.8 million compared to a $3.9 million decrease in inventories in the first three months of 2012. The increase in the first three months of 2013 was primarily to support the increase in April 2013 net sales, which were a record $100 million, while the reduction in the first three months of 2012 was primarily due to the greater than expected surge in sales in the first three months of 2012. Inventory turnover for the twelve months ended March 31, 2013 improved to 7.9 turns from 7.8 turns for the full year 2012, and 6.5 turns for the twelve months ended March 31, 2012.

•	A $13.5 million larger seasonal increase in accounts payable compared to the first quarter of 2012, primarily due to the timing of payments for inventory.

•	An $8.2 million smaller increase in accrued expenses and other liabilities, primarily related to timing of payments for income taxes.

•
A $3.9 million decrease in prepaid expenses and other current assets compared to an increase of $0.5 million in the first three months of 2012.  During the first quarter of 2013, the Company’s Federal income tax overpayment from 2012 was applied against its estimated 2013 tax liability.

•	A $2.7 million decrease in net income compared to the first quarter of 2012.

•
A $2.5 million smaller seasonal increase in accounts receivable compared to the first quarter of 2012, primarily due to the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 20 days sales outstanding at March 31, 2013.

Over the long-term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the increase or decrease in net sales. However, there are many factors that can impact this relationship, especially in the short-term.

At March 31, 2013, the Company had derivative instruments for 3.1 million pounds of aluminum, approximately 10 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum costs. These derivative instruments expire through September 2013, at an average mid-west aluminum price of $1.02 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. At March 31, 2013, the mid-west aluminum price was $0.98 per pound. During the first quarter of 2013, derivative instruments for 1.7 million pounds were settled at a loss of less than $0.1 million.

Depreciation and amortization was $6.6 million in the first quarter of 2013, and is expected to aggregate $25 million to $27 million for the full year 2013. Non-cash stock-based compensation in the first quarter of 2013 was $3.2 million, and is expected to be approximately $9 million to $10 million for the full year 2013.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Investing Activities

Cash flows used for investing activities of $8.9 million in the first quarter of 2013 were primarily for capital expenditures. In order to better serve its customers and meet the increased demand for its products, the Company continues to invest in both capacity expansion and cost reduction initiatives.

The Company’s capital expenditures are primarily for replacement and growth. Over the long-term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 1.5 percent of net sales, while the growth portion has averaged approximately 10 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short-term.

The Company estimates that capital expenditures will be $27 million to $32 million in 2013, including $16 million to $18 million of ‘replacement’ capital expenditures and $10 million to $15 million of ‘growth’ capital expenditures. The growth capital expenditures for 2013 include a new glass tempering line, metal fabrication equipment and new ERP software. Additional capital expenditures may be required in 2013 depending on the extent of the sales growth, and other initiatives by the Company.

The capital expenditures during the first quarter of 2013 were funded from available cash plus periodic borrowings under the Company’s $50 million line of credit. The capital expenditures for the balance of 2013 are expected to be funded from available cash plus periodic borrowings under the Company’s $50 million line of credit.

In the first quarter of 2012, cash flows used for investing activities of $6.8 million were primarily for capital expenditures of $5.7 million and an acquisition of $1.2 million. On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the subsequent three years.

Cash Flows from Financing Activities

In the first quarter of 2013, the Company received $5.0 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $0.9 million in payments for contingent consideration related to acquisitions.

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $10.9 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2013. The Company expects to pay $6.2 million over the next twelve months related to these contingent consideration liabilities. For further information see Note 9 of the Notes to Condensed Consolidated Financial Statements.

At March 31, 2013, the Company had no outstanding debt and $4.0 million of cash. However, due to the seasonal increase in working capital during the first three months of 2013, the Company borrowed periodically under its line of credit, with such borrowings reaching a high of $21.2 million. Due to the seasonal nature of the business, the Company expects to borrow periodically during the balance of 2013.

DREW INDUSTRIES INCORPORATED
 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at March 31, 2013), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at March 31, 2013) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At March 31, 2013, the Company had $2.9 million, respectively, in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.1 million at March 31, 2013.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At March 31, 2013, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2013. The remaining availability under these facilities was $197.1 million at March 31, 2013. The Company believes this availability, together with the $4.0 million in cash at March 31, 2013, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Pursuant to the Credit Agreement and “shelf-loan” facility, at March 31, 2013 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2013, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a two year extension in its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

In 2007, the Board of Directors authorized the Company to repurchase up to 1 million shares of the Company’s Common Stock from time to time in the open market, in privately negotiated transactions, or in block trades. Of this authorization, 535,135 shares were repurchased prior to 2013 at an average price of $18.64 per share, or $10.0 million. The number of shares ultimately repurchased, and the timing of the purchases, will depend upon market conditions, share price and other factors.

There were no significant cash flows from financing activities for the three months ended March 31, 2012.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increase in its labor costs in the first three months of 2013 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards recently issued that had or are expected to have a material impact on the Company’s consolidated financial statements.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Form 10-Q, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed products for which we sell our components, changes in zoning regulations for manufactured homes, sales declines in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the successful integration of acquisitions, realization of efficiency improvements, interest rates, oil and gasoline prices, and the successful implementation of management succession. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of products for which we sell our components.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At March 31, 2013, the Company had no outstanding borrowings.

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

The Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases. However, there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has selected a new enterprise resource planning (“ERP”) system, and has begun implementing that system. Although to date there have been no significant changes in the Company’s internal controls, the Company anticipates that internal controls will incrementally be strengthened due both to the installation of the new ERP software and business process changes. The full implementation is expected to take several years.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of March 31, 2013, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2013.

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
May 9, 2013