Form 10-Q
period 2013-06-30
DREW INDUSTRIES INC
filed 2013-08-08
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2013

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

3501 County Road 6 East, Elkhart, Indiana 46514

(Address of principal executive offices) (Zip Code)

(574) 535-1125

(Registrant’s telephone number, including area code)

200 Mamaroneck Avenue, White Plains, NY 10601

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

Yes ___ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 23,158,081 shares of common stock as of July 31, 2013.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH

QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

(UNAUDITED)

		Page

PART I –	FINANCIAL INFORMATION

	ITEM 1 – FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 - 19

	ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20 - 36

	ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

	ITEM 4 – CONTROLS AND PROCEDURES	37

PART II –	OTHER INFORMATION

	ITEM 1 – LEGAL PROCEEDINGS	38

	ITEM 1A – RISK FACTORS	38

	ITEM 6 – EXHIBITS	38

SIGNATURES		39

EXHIBIT 31.1 – SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 – SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 – SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 – SECTION 906 CFO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30,
	2013	2012	2013	2012
(In thousands, except per share amounts)

Net sales	$539,778	$474,566	$287,192	$251,014
Cost of sales	430,754	383,320	225,759	204,591
Gross profit	109,024	91,246	61,433	46,423
Selling, general and administrative expenses	67,852	54,905	34,992	27,455
Executive succession	1,876	-	733	-
Operating profit	39,296	36,341	25,708	18,968
Interest expense, net	203	130	85	56
Income before income taxes	39,093	36,211	25,623	18,912
Provision for income taxes	14,856	13,387	9,758	7,204
Net income	$24,237	$22,824	$15,865	$11,708

Net income per common share:
Basic	$1.05	$1.02	$0.68	$0.52
Diluted	$1.03	$1.01	$0.67	$0.52

Weighted average common shares outstanding:
Basic	23,139	22,479	23,261	22,516
Diluted	23,553	22,686	23,650	22,731

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,		December 31,
	2013	2012	2012
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$31,877	$42,514	$9,939
Accounts receivable, net	59,515	50,900	21,846
Inventories	99,777	91,413	97,367
Deferred taxes	10,073	10,125	10,073
Prepaid expenses and other current assets	10,844	9,631	14,798
Total current assets	212,086	204,583	154,023
Fixed assets, net	117,419	99,342	107,936
Goodwill	21,552	21,177	21,177
Other intangible assets, net	64,307	73,986	69,218
Deferred taxes	14,993	14,496	14,993
Other assets	7,392	5,618	6,521
Total assets	$437,749	$419,202	$373,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$33,463	$44,372	$21,725
Accrued expenses and other current liabilities	57,405	48,665	48,055
Total current liabilities	90,868	93,037	69,780
Other long-term liabilities	21,734	21,305	19,843
Total liabilities	112,602	114,342	89,623

Stockholders’ equity
Common stock, par value $.01 per share	258	250	254
Paid-in capital	117,073	89,127	100,412
Retained earnings	237,283	244,950	213,046
Stockholders’ equity before treasury stock	354,614	334,327	313,712
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	325,147	304,860	284,245
Total liabilities and stockholders’ equity	437,749	419,202	373,868

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
(In thousands)

Cash flows from operating activities:
Net income	$24,237	$22,824
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	13,453	12,361
Stock-based compensation expense	5,844	3,069
Other non-cash items	1,624	1,131
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(37,520)	(28,280)
Inventories	(2,367)	1,227
Prepaid expenses and other assets	3,573	(4,642)
Accounts payable	11,696	28,630
Accrued expenses and other liabilities	12,499	12,241
Net cash flows provided by operating activities	33,039	48,561

Cash flows from investing activities:
Capital expenditures	(17,545)	(13,154)
Acquisitions of businesses	(1,451)	(1,473)
Proceeds from sales of fixed assets	70	2,123
Other investing activities	(48)	(48)
Net cash flows used for investing activities	(18,974)	(12,552)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,686	1,471
Proceeds from line of credit borrowings	135,452	37,702
Repayments under line of credit borrowings	(135,452)	(37,702)
Payment of contingent consideration related to acquisitions	(2,813)	(1,550)
Net cash flows provided by (used for) financing activities	7,873	(79)

Net increase in cash	21,938	35,930

Cash and cash equivalents at beginning of period	9,939	6,584
Cash and cash equivalents at end of period	$31,877	$42,514

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$159	$216
Income taxes, net of refunds	$8,358	$12,582

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2012	$254	$100,412	$213,046	$(29,467)	$284,245
Net income	-	-	24,237	-	24,237
Issuance of 464,458 shares of common stock pursuant to stock options and deferred stock units	4	10,682	-	-	10,686
Stock-based compensation expense	-	5,844	-	-	5,844
Issuance of 3,776 deferred stock units relating to prior year compensation	-	135	-	-	135
Balance - June 30, 2013	$258	$117,073	$237,283	$(29,467)	$325,147

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales rebates, accounts receivable, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six and three month periods ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.             Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 88 percent and 87 percent of consolidated net sales for the six month periods ended June 30, 2013 and 2012, respectively, manufactures a variety of products used primarily in the production of RVs, including:

● Steel chassis for towable RVs	● Aluminum windows and screens
● Axles and suspension solutions for towable RVs	● Chassis components

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

          The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for truck caps; buses; and trailers used to haul boats, livestock, equipment and other cargo. Approximately 83 percent of the Company’s RV Segment net sales for the last twelve months were components to manufacturers of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 12 percent and 13 percent of consolidated net sales for the six month periods ended June 30, 2013 and 2012, respectively, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and mobile office units, including:

● Vinyl and aluminum windows and screens	● Steel chassis
● Thermoformed bath and kitchen products	● Steel chassis parts
● Steel and fiberglass entry doors	● Axles
● Aluminum and vinyl patio doors

The Company also supplies certain of these products to the manufactured housing aftermarket. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, executive succession and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s December 31, 2012 Annual Report on Form 10-K.

Effective with the second quarter of 2013, in connection with the management succession and relocation of the corporate office from New York to Indiana, corporate expenses, accretion related to contingent consideration and other non-segment items, which were previously reported on separate lines, have been included as part of segment operating profit. Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. The segment disclosures from prior years have been reclassified to conform to the current year presentation.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information relating to segments follows for the (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Net sales:
RV Segment:
RV original equipment manufacturers:
Travel trailers and fifth-wheels	$394,512	$350,348	$209,013	$183,013
Motorhomes	21,275	15,502	11,025	8,930
RV aftermarket	12,881	9,359	7,152	5,369
Adjacent industries	48,401	38,777	25,876	21,119
Total RV Segment net sales	477,069	413,986	253,066	218,431

MH Segment:
Manufactured housing original equipment manufacturers	40,370	40,490	22,591	21,778
Manufactured housing aftermarket	7,239	7,188	3,587	3,576
Adjacent industries	15,100	12,902	7,948	7,229
Total MH Segment net sales	62,709	60,580	34,126	32,583

Total net sales	$539,778	$474,566	$287,192	$251,014

Operating profit:
RV Segment	$34,864	$29,349	$22,600	$14,819
MH Segment	6,308	6,992	3,841	4,149
Total segment operating profit	41,172	36,341	26,441	18,968
Executive succession	(1,876)	-	(733)	-
Total operating profit	$39,296	$36,341	$25,708	$18,968

3.            Acquisitions, Goodwill and Other Intangible Assets

Acquisitions in 2013

Midstates Tool & Die and Engineering, Inc.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”). Midstates is a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of approximately $2 million. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$1,451

Working capital, net	$13
Non-compete agreement	40
Net tangible assets	1,023
Total fair value of net assets acquired	$1,076

Goodwill (tax deductible)	$375

The consideration given was greater than the fair value of assets acquired, resulting in goodwill, because the Company anticipates the automation capabilities of the acquired business will help to improve its operating efficiencies.

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

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill

Goodwill by reportable segment was as follows (in thousands):

	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2012	$61,679	$10,025	$71,704
Accumulated impairment – December 31, 2012	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2012	20,403	774	21,177
Acquisitions – 2013	375	-	375
Net balance – June 30, 2013	$20,778	$774	$21,552

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the six months ended June 30, 2013.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2013 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$19,928	$30,177	3	to	16
Patents	46,012	16,649	29,363	2	to	19
Tradenames	7,959	5,227	2,732	5	to	15
Non-compete agreements	3,989	1,954	2,035	1	to	7
Other intangible assets	$108,065	$43,758	$64,307

Other intangible assets consisted of the following at December 31, 2012 (in thousands):

	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$17,857	$32,248	3	to	16
Patents	45,964	14,850	31,114	2	to	19
Tradenames	7,959	4,525	3,434	5	to	15
Non-compete agreements	4,989	2,567	2,422	1	to	7
Other intangible assets	109,017	39,799	69,218

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.             Cash and cash equivalents

Cash and cash equivalents consisted of the following at (in thousands):

	June 30,		December 31,
	2013	2012	2012

Cash in banks	$31,877	$42,514	$9,939
Cash and cash equivalents	$31,877	$42,514	$9,939

5.             Inventories

Inventories consisted of the following at (in thousands):

	June 30,		December 31,
	2013	2012	2012

Raw materials	$83,199	$73,023	$78,434
Work in process	2,254	4,239	2,074
Finished goods	14,324	14,151	16,859
Inventories	$99,777	$91,413	$97,367

6.             Fixed Assets

Fixed assets consisted of the following at (in thousands):

	June 30,		December 31,
	2013	2012	2012

Fixed assets, at cost	$226,473	$198,566	$211,089
Less accumulated depreciation and amortization	109,054	99,224	103,153
Fixed assets, net	$117,419	$99,342	$107,936

7.             Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	June 30,		December 31,
	2013	2012	2012

Employee compensation and benefits	$23,498	$20,683	$18,555
Warranty	10,755	7,490	9,125
Sales rebates	6,224	5,647	5,711
Contingent consideration related to acquisitions	4,806	4,668	5,429
Other	12,122	10,177	9,235
Accrued expenses and other current liabilities	$57,405	$48,665	$48,055

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the six months ended June 30, (in thousands):

	2013	2012
Balance at beginning of period – current	$9,125	$5,882
Balance at beginning of period – long-term	3,604	2,758
Balance at beginning of period – total	12,729	8,640
Provision for warranty expense	7,432	5,505
Warranty liability from acquired businesses	21	89
Warranty costs paid	(4,497)	(3,570)
Total accrued warranty	15,685	10,664
Less long-term portion	4,930	3,174
Current accrued warranty	$10,755	$7,490

8.            Long-Term Indebtedness

The Company had no debt outstanding at June 30, 2013 and 2012, or December 31, 2012.

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2013), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2013) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At June 30, 2013, the Company had $2.3 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.7 million at June 30, 2013.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At June 30, 2013, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2013. The remaining availability under these facilities was $197.7 million at June 30, 2013.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company believes this availability, together with the $31.9 million in cash at June 30, 2013, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Pursuant to the Credit Agreement and “shelf-loan” facility, at June 30, 2013 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2013, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a two-year extension of its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

9.             Commitments and Contingencies

Contingent Consideration Related to Acquisitions

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2013, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.0 percent.

The following table summarizes the contingent consideration liability as of June 30, 2013 (in thousands):

Acquisition	Estimated Remaining Payments		Fair Value of Estimated Remaining Payments
Schwintek products	$7,692	(a)	$6,290
Level-Up® six-point leveling system	3,919	(b)	2,968
Other acquired products	528	(c)	477
Total	$12,139		$9,735

(a)

The remaining contingent consideration for two of the three products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the three products acquired have a combined remaining maximum contingent consideration of $6.7 million, of which the Company estimates $4.6 million will be paid. Other than expiration of the contingent consideration period, the remaining product has no maximum contingent consideration.

(b)	Other than expiration of the contingent consideration period in February 2016, this product has no maximum contingent consideration.

(c)

Contingent consideration expires at various dates through October 2025. Certain of these products have a combined remaining maximum contingent consideration of $3.0 million, while the remaining products have no maximum contingent consideration.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In the first six months of 2013 and 2012, the net impact of the quarterly fair value adjustments and accretion of the liability was an expense of $1.0 million and $0.8 million, respectively, recorded in selling, general and administrative expenses.

The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30, (in thousands):

	2013	2012
Balance at beginning of period	$11,519	$14,561
Acquisitions	-	67
Payments	(2,813)	(1,550)
Accretion	686	920
Fair value adjustments	343	(122)
Balance at end of the period	9,735	13,876
Less current portion in accrued expenses and other current liabilities	(4,806)	(4,668)
Total long-term portion in other long-term liabilities	$4,929	$9,208

Executive Succession and Severance

On May 10, 2013, as previously announced, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, succeeded Mr. Zinn as President of Drew. The Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.8 million in the first six months of 2013, including $0.7 million in the second quarter of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. Once the transition and corporate office relocation are completed during the latter half of 2013, the Company expects to save an estimated $2 million annually in general and administrative costs.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.          Stockholders’ Equity

The following table summarizes information about the Company’s Common Stock at (shares in thousands):

	June 30,		December 31,
	2013	2012	2012
Common stock authorized	30,000	30,000	30,000
Common stock issued	25,841	24,992	25,376
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares outstanding for basic earnings per share	23,139	22,479	23,261	22,516
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	414	207	389	215
Weighted average shares outstanding for diluted earnings per share	23,553	22,686	23,650	22,731

The weighted average diluted shares outstanding for the six months ended June 30, 2013 and 2012, excludes the effect of 336,295 and 841,800 shares of common stock, respectively, subject to stock options, deferred stock units and stock awards. The weighted average diluted shares outstanding for the three months ended June 30, 2013 and 2012 excludes the effect of 335,875 and 901,300 shares of common stock, respectively, subject to stock options, deferred stock units and stock awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions to which those shares were subject were not yet achieved.

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

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.           Fair Value Measurements

Recurring

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at (in thousands):

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$5,373	$5,373	$-	$-	$4,540	$4,540	$-	$-
Derivative instruments	-	-	-	-	223	-	223	-
Total assets	$5,373	$5,373	$-	$-	$4,763	$4,540	$223	$-

Liabilities
Contingent consideration	$9,735	$-	$-	$9,735	$11,519	$-	$-	$11,519
Deferred compensation	8,457	8,457	-	-	7,015	7,015	-	-
Derivative instruments	180	-	180	-	-	-	-	-
Total liabilities	$18,372	$8,457	$180	$9,735	$18,534	$7,015	$-	$11,519

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

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivative Instruments

At June 30, 2013, the Company had derivative instruments for 1.4 million pounds of aluminum, approximately 5 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum prices. These derivative instruments expire through September 2013 at an average Midwest aluminum price of $1.02 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Condensed Consolidated Statements of Income. At June 30, 2013, the Midwest aluminum price was $0.95 per pound. At June 30, 2013, the $0.2 million corresponding liability was recorded in accrued expenses and other current liabilities, and at December 31, 2012, the $0.2 million corresponding asset was recorded in prepaid expenses and other current assets, both as reflected in the Condensed Consolidated Balance Sheets. During the first six months of 2013, derivative instruments for 3.3 million pounds of aluminum were settled at a loss of $0.1 million, which was recorded in cost of sales in the Condensed Consolidated Statements of Income.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the six months ended June 30, (in thousands):

	2013		2012
	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)

Assets
Vacant owned facilities	$3,726	$100	$7,392	$282
Other intangible assets	-	-	642	600
Net assets of acquired businesses	1,076	-	1,345	-
Total assets	$4,802	$100	$9,379	$882

Liabilities
Vacant leased facilities	$-	$-	$13	$10
Total liabilities	$-	$-	$13	$10

Vacant Owned Facilities

During the first six months of 2013 and 2012, the Company reviewed the recoverability of the carrying value of four and seven vacant owned facilities, respectively. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first six months of 2013, the fair value of one of these vacant owned facilities did not exceed its carrying value, therefore an impairment charge of $0.1 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. A sale agreement has been signed on this facility, with closing scheduled for the third quarter of 2013. At June 30, 2013, this facility is classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. During the second quarter of 2013, one of the vacant facilities was reopened. At June 30, 2013, the remaining two vacant owned facilities, with an estimated combined fair value of $4.0 million, were classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first six months of 2012, the fair value of two of these vacant owned facilities did not exceed their carrying value, therefore an impairment charge of $0.3 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. During the second quarter of 2012, the Company sold at carrying value one of the facilities previously recorded as a vacant facility and reopened another. At June 30, 2012, the five vacant owned facilities, with an estimated combined fair value of $10.1 million, were classified in fixed assets in the Condensed Consolidated Balance Sheets.

Other Intangible Assets

During the first six months of 2012, the Company reviewed the recoverability of amortizable intangible assets associated with an acquired patent. Based on the analyses, the carrying value of these intangible assets exceeded the undiscounted cash flows expected to be generated. As a result, the Company was required to determine the fair value of these intangible assets. Fair value was determined based on the present value of internal cash flow estimates. The resulting fair value of these intangible assets was $0.6 million below the carrying value at March 31, 2012, therefore the Company recorded a non-cash impairment charge of $0.6 million, of which $0.5 million was recorded in cost of sales in the Condensed Consolidated Statements of Income.

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

Vacant Leased Facilities

The Company recorded a charge of less than $0.1 million in selling, general and administrative expenses in the Condensed Consolidated Statements of Income in the first six months of 2012 due to the early termination of leases of vacant facilities.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Drew Industries Incorporated (“Drew”, and collectively with its subsidiaries, the “Company”) conducts its operations through its wholly-owned operating subsidiaries, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert”), and Kinro, Inc. and its subsidiaries (collectively, “Kinro”). Drew, through Lippert and Kinro, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing, truck caps and buses, as well as for trailers used to haul boats, livestock, equipment and other cargo. Drew has no unconsolidated subsidiaries.

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Each of Lippert and Kinro has operations in both the RV and MH Segments. Intersegment sales are insignificant. At June 30, 2013, the Company operated 31 plants in the United States.

Effective with the second quarter of 2013, in connection with the management succession and relocation of the corporate office from New York to Indiana, corporate expenses, accretion related to contingent consideration, and other non-segment items, which were previously reported on separate lines, have been included as part of segment operating profit. Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. The segment disclosures from prior years have been reclassified to conform to the current year presentation.

  Net sales and operating profit were as follows for the (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Net sales:
RV Segment:
RV original equipment manufacturers:
Travel trailers and fifth-wheels	$394,512	$350,348	$209,013	$183,013
Motorhomes	21,275	15,502	11,025	8,930
RV aftermarket	12,881	9,359	7,152	5,369
Adjacent industries	48,401	38,777	25,876	21,119
Total RV Segment net sales	477,069	413,986	253,066	218,431

MH Segment:
Manufactured housing original equipment manufacturers	40,370	40,490	22,591	21,778
Manufactured housing aftermarket	7,239	7,188	3,587	3,576
Adjacent industries	15,100	12,902	7,948	7,229
Total MH Segment net sales	62,709	60,580	34,126	32,583

Total net sales	$539,778	$474,566	$287,192	$251,014

Operating profit:
RV Segment	$34,864	$29,349	$22,600	$14,819
MH Segment	6,308	6,992	3,841	4,149
Total segment operating profit	41,172	36,341	26,441	18,968
Executive succession	(1,876)	-	(733)	-
Total operating profit	$39,296	$36,341	$25,708	$18,968

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

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for truck caps; buses; and trailers used to haul boats, livestock, equipment and other cargo (“Adjacent Industries”). Approximately 83 percent of the Company’s RV Segment net sales for the last twelve months were components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry during the last twelve months.

The Company’s MH Segment manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and mobile office units, including:

● Vinyl and aluminum windows and screens	● Steel chassis
● Thermoformed bath and kitchen products	● Steel chassis parts
● Steel and fiberglass entry doors	● Axles
● Aluminum and vinyl patio doors

The Company also supplies certain of these products to the manufactured housing aftermarket. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

   According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 11 percent in the first six months of 2013 to 146,600 units, compared to the first six months of 2012, as a result of:

●	An estimated 12,300 unit increase in retail demand in the first six months of 2013, or 10 percent, as compared to the same period of 2012.
●

RV dealers seasonally increasing inventory levels by an estimated 2,800 more units in the first half of 2013 than in the first half of 2012, in anticipation of strong retail demand in the upcoming Summer selling season.

  In anticipation of strong retail demand, RV dealers across the U.S. and Canada added an estimated aggregate of 33,400 travel trailer and fifth-wheel RVs to their inventories between October 2012 and June 2013, compared to the 23,500 units added during the same period a year earlier. Despite this year-over-year seasonal increase, most analysts believe dealer inventories are in-line with anticipated retail demand. Moreover, some analysts have reported that we may be in the beginning stages of an RV replacement cycle.

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

	Wholesale		Retail		Estimated Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2013(1)	79,900	12%	92,900	11%	(13,000)
Quarter ended March 31, 2013	66,700	10%	42,500	9%	24,200
Quarter ended December 31, 2012	54,700	21%	32,500	8%	22,200
Quarter ended September 30, 2012	56,700	19%	67,400	7%	(10,700)
Twelve months ended June 30, 2013(1)	258,000	15%	235,300	9%	22,700

Quarter ended June 30, 2012	71,100	8%	84,000	6%	(12,900)
Quarter ended March 31, 2012	60,400	11%	39,100	16%	21,300
Quarter ended December 31, 2011	45,200	16%	30,100	6%	15,100
Quarter ended September 30, 2011	47,500	(2% )	63,000	10%	(15,500)
Twelve months ended June 30, 2012	224,200	8%	216,200	9%	8,000

(1)	Retail sales data for June 2013 has not been published; therefore retail and dealer inventory data includes an estimate for retail units sold.

In May 2013, the RVIA projected an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2013, to 261,500 units. Since industry-wide wholesale shipments increased 11 percent in the first half of 2013, this implies that industry-wide wholesale shipments in the second half of 2013 would be 3 percent higher than the second half of 2012. Further, while production over the last six months was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the original equipment manufacturers (“OEMs”), would need to adjust their production levels in future months. Retail sales in the traditionally strong Summer selling season will be a key indicator of consumer demand for RVs in 2013.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Retail sales of RVs have historically been closely tied to general economic conditions, as well as consumer confidence which, as reported by The Conference Board, reached a more than five-year high in June 2013. In July 2013, consumer confidence declined slightly, but remained close to the five-year high. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

In the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. Further, the number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between 50 and 64 own at least one RV.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During the first six months of 2013, multi-section homes were 53 percent of the total manufactured homes produced, consistent with 2012 and 2011. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported that for the first six months of 2013, industry-wide wholesale shipments of manufactured homes were 29,100 units, an increase of 5 percent compared to the first six months of 2012. In the second quarter of 2013, industry-wide wholesale shipments of manufactured homes were 16,300 units, an increase of 9 percent compared to the same period of 2012.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Industry-wide wholesale shipments by the manufactured housing industry have declined since 1999 for a variety of reasons. Because of the current real estate, credit and economic environment, including the availability of foreclosed site built homes at abnormally low prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act, which regulate financial transactions, could make certain types of mortgages more difficult to obtain – in particular those historically used to finance the purchase of manufactured homes. Although new legislation has been introduced to address this matter, there can be no assurance of the outcome of this legislation.

Nevertheless, the Company believes that long-term growth prospects for manufactured housing remain positive because of (i) the quality and affordability of the home, (ii) favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence and purchase a manufactured home.

RESULTS OF OPERATIONS

Consolidated Highlights

■

The Company’s net sales in the 2013 second quarter increased to a record $287 million, 14 percent higher than in the 2012 second quarter. This sales growth was primarily the result of a 16 percent increase in net sales by Drew’s RV Segment, which accounted for 88 percent of Drew’s consolidated net sales in the quarter. RV Segment net sales growth was primarily due to a 12 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, Drew’s primary RV market. Sales of recently introduced components for towable and motorhome RVs also contributed to the revenue increase, as did sales to adjacent industries and the aftermarket.

Net sales for the twelve months ended June 2013 exceeded $966 million, a Company record for any twelve month period.

■

In July 2013, consolidated net sales reached $83 million – 13 percent higher than in July 2012 – as a result of continued solid growth in the Company’s RV Segment. The Company estimates that industry-wide wholesale shipments of travel trailer and fifth-wheel RVs increased 7 percent in July 2013 compared to July 2012. The Company also estimates that July 2013 industry-wide production of manufactured homes increased 5 to 10 percent compared to July 2012. Industry statistics for July 2013 are not yet available.

■

For the second quarter of 2013, the Company reported net income of $15.9 million, or $0.67 per diluted share, net of a previously announced after-tax charge of $0.4 million related to executive succession. Excluding this charge, net income in the second quarter of 2013 would have been $16.3 million, or $0.69 per diluted share, an increase of 39 percent compared to net income of $11.7 million, or $0.52 per diluted share, in the second quarter of 2012.

The Company’s operating profit margin in the second quarter of 2013 improved from the second quarter of 2012, and also improved sequentially from the first quarter of 2013. In the 2013 second quarter, the Company’s operating profit margin before executive succession charges was 9.2 percent, compared to 5.8 percent in the 2013 first quarter. In the second quarter of 2013, labor efficiencies continued to improve, with labor costs as a percent of net sales declining by 0.6 percent compared to the first quarter of 2013. This followed a sequential reduction of labor as a percent of sales of more than 1 percent in the first quarter of 2013 compared to the fourth quarter of 2012. These reductions in labor costs as a percent of sales during the first two quarters of 2013 were primarily due to improved production processes implemented by management, as well as expected declines in the costs of implementing facility consolidations and realignments. The second quarter of 2013 also benefitted from the spreading of fixed costs over a seasonally larger sales base and seasonally lower payroll taxes. The Company is continuing to implement additional efficiency improvements as they are identified. However, the benefits of such improvements on operating margins in the latter half of 2013 will likely be offset by the spreading of fixed costs over a seasonally smaller sales base.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In response to the substantial increase in sales over the past several quarters, and in anticipation of future growth, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service. In many product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize.

In addition, the Company plans to invest in areas where it believes additional savings can be realized, such as purchasing, automation and human resources. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company.

■

On May 10, 2013, as previously announced, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, succeeded Mr. Zinn as President of Drew. The Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.8 million in the first six months of 2013, including $0.7 million in the second quarter of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. Once the transition and corporate office relocation are completed during the latter half of 2013, the Company expects to save an estimated $2 million annually in general and administrative costs.

■

At June 30, 2013, the Company had $31.9 million of cash, no debt, and substantial available borrowing capacity. The Company remains well positioned to continue to take advantage of investment opportunities to further improve results.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

RV Segment – Second Quarter

Net sales of the RV Segment in the second quarter of 2013 increased 16 percent compared to the second quarter of 2012. Net sales of components were to the following markets for the three months ended June 30, (in thousands):

	2013	2012	Change
RV OEMs:
Travel trailers and fifth-wheels	$209,013	$183,013	14%
Motorhomes	11,025	8,930	23%
RV aftermarket	7,152	5,369	33%
Adjacent industries	25,876	21,119	23%
Total RV Segment net sales	$253,066	$218,431	16%

                According to the RVIA, industry-wide wholesale shipments for the three months ended June 30, were:

	2013	2012	Change
Travel trailer and fifth-wheel RVs	79,900	71,100	12%
Motorhomes	11,000	7,600	45%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the second quarter of 2013 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains of $3 million.

The increase in industry-wide wholesale shipments of motorhomes during the second quarter of 2013 was greater than the Company’s increase in net sales of motorhome components during the same period, primarily due to customer mix. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

The Company’s net sales to the RV aftermarket and adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased during the second quarter of 2013 primarily due to market share gains. The Company believes there are significant opportunities in the RV aftermarket and adjacent industries.

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

Content per:	2013	2012	Change
Travel trailer and fifth-wheel RV	$2,713	$2,584	5%
Motorhome	$1,159	$941	23%

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products. In the second quarter of 2013, the Company refined the calculation of content per unit. This refinement had no impact on total RV Segment net sales or trends. Prior periods have been reclassified to conform to this presentation.

Operating profit of the RV Segment was $22.6 million in the second quarter of 2013, an improvement of $7.8 million compared to the second quarter of 2012. The operating profit margin of the RV Segment in the second quarter of 2013 was positively impacted by:

●

Lower material costs. After increasing temporarily in the latter part of 2012, steel and aluminum costs declined over the first half of 2013. In addition, material costs in the second quarter of 2012 were negatively impacted by increased outsourcing costs due to capacity limitations, as well as higher scrap costs due to production inefficiencies. Despite recent increases in steel costs, the Company does not expect any significant changes in material costs as a percent of net sales for the third quarter of 2013. However, material costs remain volatile.

●	Improved labor efficiencies, primarily due to improved production processes implemented by management. The Company is continuing to implement additional efficiency improvements as they are identified.

●	The spreading of fixed manufacturing and selling, general and administrative costs over a $35 million larger sales base.

Partially offset by:

●

Fixed costs were approximately $4 million to $5 million higher than in the second quarter of 2012. In response to the substantial increase in sales over the past several quarters, and in anticipation of future growth, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service. In many product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize.

●	In addition, the Company plans to invest in areas where it believes additional savings can be realized, such as purchasing, automation and human resources. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company.

●	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.

●	Higher warranty costs, primarily due to higher claims experience.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

RV Segment – Year to Date

      Net sales of the RV Segment in the first six months of 2013 increased 15 percent compared to the first six months of 2012. Net sales of components were to the following markets for the six months ended June 30, (in thousands):

	2013	2012	Change
RV OEMs:
Travel trailers and fifth-wheels	$394,512	$350,348	13%
Motorhomes	21,275	15,502	37%
RV aftermarket	12,881	9,359	38%
Adjacent industries	48,401	38,777	25%
Total RV Segment net sales	$477,069	$413,986	15%

    According to the RVIA, industry-wide wholesale shipments for the six months ended June 30, were:

	2013	2012	Change
Travel trailer and fifth-wheel RVs	146,600	131,500	11%
Motorhomes	19,500	14,500	34%

                    The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first six months of 2013 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains of $3 million.

The Company’s net sales growth in components for motorhomes during the first six months of 2013 exceeded the increase in industry-wide wholesale shipments of motorhomes primarily due to market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to the RV aftermarket and adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased during the first six months of 2013 primarily due to market share gains. The Company believes there are significant opportunities in the RV aftermarket and adjacent industries.

Operating profit of the RV Segment was $34.9 million in the first six months of 2013, an improvement of $5.5 million compared to the first six months of 2012. The operating profit margin of the RV Segment in the first six months of 2013 was positively impacted by:

●

Lower material costs. After increasing temporarily in the latter part of 2012, steel and aluminum costs declined over the first half of 2013. In addition, material costs in the first six months of 2012 were negatively impacted by increased outsourcing costs due to capacity limitations, as well as higher scrap costs due to production inefficiencies. Despite recent increases in steel costs, the Company does not expect any significant changes in material costs as a percent of net sales for the third quarter of 2013. However, material costs remain volatile.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

●	Improved labor efficiencies, primarily due to improved production processes implemented by management. The Company is continuing to implement additional efficiency improvements as they are identified.

●	The spreading of fixed manufacturing and selling, general and administrative costs over a $63 million larger sales base.

Partially offset by:

●

Fixed costs were approximately $9 million higher than in the first six months of 2012. In response to the substantial increase in sales over the past several quarters, and in anticipation of future growth, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service. In many product lines, the Company has begun to realize the benefits of these initiatives. However, the full impact of these plans will take time to realize.

●	In addition, the Company plans to invest in areas where it believes additional savings can be realized, such as purchasing, automation and human resources. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company.

●	Higher warranty costs, primarily due to higher claims experience, as well as higher supplies and repairs.

MH Segment – Second Quarter

Net sales of the MH Segment in the second quarter of 2013 increased 5 percent compared to the same period of 2012. Net sales of components were to the following markets for the three months ended June 30, (in thousands):

	2013	2012	Change
Manufactured housing OEMs	$22,591	$21,778	4%
Manufactured housing aftermarket	3,587	3,576	0%
Adjacent industries	7,948	7,229	10%
Total MH Segment net sales	$34,126	$32,583	5%

According to the IBTS, industry-wide wholesale shipments for the three months ended June 30, were:

	2013	2012	Change
Total homes produced	16,300	14,900	9%
Total floors produced	25,100	23,100	9%

                    The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily due to customer mix as the Company’s content per unit varies between customers.

Net sales to adjacent industries increased due to market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the twelve month periods ended June 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

Content per:	2013	2012	Change
Home produced	$1,426	$1,476	(3%)
Floor produced	$923	$976	(5%)

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket and sales to adjacent industries. Content per manufactured home and content per floor are impacted by market share changes, acquisitions and new product introductions, as well as changes in selling prices for the Company’s products.

The Company’s content per manufactured home produced for the twelve months ended June 30, 2013 declined from the prior year period primarily due to customer mix as the Company’s content per unit varies between customers.

Operating profit of the MH Segment was $3.8 million in the second quarter of 2013, a decrease of $0.3 million compared to the second quarter of 2012. During the second quarter of 2012, the Company recorded a gain of $0.4 million, which did not recur in the second quarter of 2013.

MH Segment – Year to Date

Net sales of the MH Segment in the first six months of 2013 increased 4 percent compared to the same period of 2012. Net sales of components were to the following markets for the six months ended June 30, (in thousands):

	2013	2012	Change
Manufactured housing OEMs	$40,370	$40,490	0%
Manufactured housing aftermarket	7,239	7,188	1%
Adjacent industries	15,100	12,902	17%
Total MH Segment net sales	$62,709	$60,580	4%

    According to the IBTS, industry-wide wholesale shipments for the six months ended June 30, were:

	2013	2012	Change
Total homes produced	29,100	27,700	5%
Total floors produced	44,800	42,400	6%

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily due to customer mix as the Company’s content per unit varies between customers.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net sales to adjacent industries increased due to market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket.

Operating profit of the MH Segment was $6.3 million in the first six months of 2013, a decrease of $0.7 million compared to the first six months of 2012. This decrease was primarily due to increased labor and related costs, partially offset by lower raw material costs. Further, during the second quarter of 2012, the Company recorded a gain of $0.4 million, which did not recur in the second quarter of 2013.

Executive Succession

On May 10, 2013, as previously announced, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, succeeded Mr. Zinn as President of Drew. The Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.8 million in the first six months of 2013, including $0.7 million in the second quarter of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. Once the transition and corporate office relocation are completed during the latter half of 2013, the Company expects to save an estimated $2 million annually in general and administrative costs.

Income Taxes

The effective income tax rate for the first six months of 2013 was 38.0 percent, higher than the 37.0 percent income tax rate for the first six months of 2012. The effective income tax rate for the first six months of 2012 benefitted from the reversal of federal and state tax reserves, due to the closure of federal and state tax years, which did not recur in the first six months of 2013. The Company estimates that the full year 2013 effective income tax rate will be approximately 37 percent to 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30, (in thousands):

	2013	2012
Net cash flows provided by operating activities	$33,039	$48,561
Net cash flows used for investing activities	(18,974)	(12,552)
Net cash flows provided by (used for) financing activities	7,873	(79)
Net increase in cash	$21,938	$35,930

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Cash Flows from Operations

Significant changes in the components of cash flows from operations for the first six months of 2013 were a result of:

●	A $16.9 million smaller increase in accounts payable in the first six months of 2013 compared to the first six months of 2012, primarily due to the timing of purchases and payments for inventory.

●

A $3.6 million decrease in prepaid expenses and other current assets in the first six months of 2013 compared to an increase of $4.6 million in the first six months of 2012. During the first six months of 2013, the Company’s Federal income tax overpayment from 2012 was applied against its estimated 2013 tax liability.

Partially offset by:

●

A $9.2 million larger seasonal increase in accounts receivable, primarily due to increased sales and the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 20 days sales outstanding at June 30, 2013.

●

An increase in inventories of $2.4 million in the first six months of 2013 compared to a $1.2 million decrease in inventories in the first six months of 2012. In anticipation of the seasonally changing sales patterns, inventory increased $12.8 million in the first three months of 2013, and then decreased $10.4 million in the second quarter of 2013. Inventory turnover for the twelve months ended June 30, 2013 remained consistent with the full year 2012 at 7.8 turns, an improvement from the 7.1 turns for the twelve months ended June 30, 2012.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the corresponding increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

At June 30, 2013, the Company had derivative instruments for 1.4 million pounds of aluminum, approximately 5 percent of the Company’s anticipated annual aluminum purchases, in order to manage a portion of the exposure to movements associated with aluminum prices. These derivative instruments expire through September 2013 at an average Midwest aluminum price of $1.02 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of aluminum, they are not designated or accounted for as a hedge. At June 30, 2013, the Midwest aluminum price was $0.95 per pound. During the first six months of 2013, derivative instruments for 3.3 million pounds of aluminum were settled at a loss of $0.1 million.

Depreciation and amortization was $13.5 million in the first six months of 2013, and is expected to aggregate $26 million to $28 million for the full year 2013. Non-cash stock-based compensation in the first six months of 2013 was $5.8 million, and is expected to be approximately $10 million to $11 million for the full year 2013.

Cash Flows from Investing Activities

Cash flows used for investing activities of $19.0 million in the six months of 2013 were primarily for capital expenditures. In order to better serve its customers and meet the increased demand for its products, the Company continues to invest in both capacity expansion and cost reduction initiatives.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 1.5 percent of net sales, while the growth portion has averaged approximately 10 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short term.

The Company estimates that capital expenditures will be $30 million to $34 million in 2013, including $16 million to $18 million of “replacement’ capital expenditures and $10 million to $16 million of “growth’ capital expenditures. The growth capital expenditures for 2013 include a new glass tempering line, metal fabrication equipment and new ERP software. Additional capital expenditures may be required in 2013 depending on the extent of sales growth, and other initiatives by the Company.

The capital expenditures during the first six months of 2013 were funded from available cash plus periodic borrowings under the Company’s $50 million line of credit. The capital expenditures for the balance of 2013 are expected to be funded from available cash.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”). Midstates is a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of approximately $2 million. The purchase price was $1.5 million paid at closing.

In the first six months of 2012, cash flows used for investing activities of $12.6 million were primarily for capital expenditures of $13.2 million, partially offset by proceeds from the sale of fixed assets of $2.1 million. In addition, on February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the subsequent three years.

Cash Flows from Financing Activities

In the first six months of 2013, the Company received $10.7 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $2.8 million in payments for contingent consideration related to acquisitions.

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $9.7 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2013. The Company expects to pay $5.9 million over the next twelve months related to these contingent consideration liabilities. For further information see Note 9 of the Notes to Condensed Consolidated Financial Statements.

At June 30, 2013, the Company had no outstanding debt and $31.9 million of cash. However, due to the seasonal increase in working capital during the first six months of 2013, the Company borrowed periodically under its line of credit, with such borrowings reaching a high of $21.2 million.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On February 24, 2011, the Company entered into an agreement (the “Credit Agreement”) for a $50.0 million line of credit with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at June 30, 2013), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at June 30, 2013) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At June 30, 2013, the Company had $2.3 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.7 million at June 30, 2013.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At June 30, 2013, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2013. The remaining availability under these facilities was $197.7 million at June 30, 2013. The Company believes this availability, together with the $31.9 million in cash at June 30, 2013, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Pursuant to the Credit Agreement and “shelf-loan” facility, at June 30, 2013 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2013, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a two-year extension of its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

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

There were no significant cash flows from financing activities for the six months ended June 30, 2012.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increase in its labor costs in the first six months of 2013 related to inflation.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, inventory levels of retail dealers and manufacturers, levels of repossessed products for which we sell our components, changes in zoning regulations for manufactured homes, seasonality and cyclicality in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the successful integration of acquisitions, realization of efficiency improvements, the successful entry into new markets, interest rates, oil and gasoline prices, and the successful implementation of management succession. In addition, international, national and regional economic conditions and consumer confidence affect the retail sale of products for which we sell our components.

DREW INDUSTRIES INCORPORATED

ITEM 3 – QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At June 30, 2013, the Company had no outstanding borrowings.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of derivative instruments.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 or subsequent to the date the Company completed its evaluation, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has selected a new enterprise resource planning (“ERP”) system, and has begun implementing that system. Although to date there have been no significant changes in the Company’s internal controls, the Company anticipates internal controls will be strengthened incrementally due both to the installation of the new ERP software and business process changes. The full implementation is expected to take several years.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of June 30, 2013, would not be material to the Company’s financial position or annual results of operations.

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

9)	101.LAB XBRL Taxonomy Extension Label Linkbase Document

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
August 8, 2013