Form 10-Q
period 2013-09-30
DREW INDUSTRIES INC
filed 2013-11-08
CIK 763744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2013

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

Yes ___   No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 23,236,681 shares of common stock as of October 31, 2013.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH

QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

(UNAUDITED)

		Page
PART I –	FINANCIAL INFORMATION

	ITEM 1 – FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

	CONDENSED CONSOLIDATED BALANCE SHEETS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 – 19

	ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20 – 38

	ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

	ITEM 4 – CONTROLS AND PROCEDURES	39

PART II –	OTHER INFORMATION

	ITEM 1 – LEGAL PROCEEDINGS	40

	ITEM 1A – RISK FACTORS	40

	ITEM 6 – EXHIBITS	40

SIGNATURES		41

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CEO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CEO CERTIFICATION

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
(In thousands, except per share amounts)

Net sales	$790,629	$700,889	$250,851	$226,323
Cost of sales	625,479	568,101	194,725	184,781
Gross profit	165,150	132,788	56,126	41,542
Selling, general and administrative expenses	101,148	81,499	33,296	26,594
Executive succession	1,876	-	-	-
Operating profit	62,126	51,289	22,830	14,948
Interest expense, net	279	246	76	116
Income before income taxes	61,847	51,043	22,754	14,832
Provision for income taxes	22,805	18,448	7,949	5,061
Net income	$39,042	$32,595	$14,805	$9,771

Net income per common share:
Basic	$1.68	$1.45	$0.63	$0.43
Diluted	$1.65	$1.43	$0.62	$0.43

Weighted average common shares outstanding:
Basic	23,243	22,507	23,451	22,563
Diluted	23,644	22,724	23,838	22,800

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,		December 31,
	2013	2012	2012
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$52,873	$32,584	$9,939
Accounts receivable, net	54,824	50,421	21,846
Inventories	96,164	98,393	97,367
Deferred taxes	10,073	10,125	10,073
Prepaid expenses and other current assets	8,396	11,165	14,798
Total current assets	222,330	202,688	154,023
Fixed assets, net	120,723	101,931	107,936
Goodwill	21,552	21,177	21,177
Other intangible assets, net	61,861	71,755	69,218
Deferred taxes	14,993	14,496	14,993
Other assets	8,237	6,422	6,521
Total assets	$449,696	$418,469	$373,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$31,809	$33,392	$21,725
Accrued expenses and other current liabilities	53,333	47,074	48,055
Total current liabilities	85,142	80,466	69,780
Other long-term liabilities	21,091	20,369	19,843
Total liabilities	106,233	100,835	89,623

Stockholders’ equity
Common stock, par value $.01 per share	259	250	254
Paid-in capital	120,583	92,130	100,412
Retained earnings	252,088	254,721	213,046
Stockholders’ equity before treasury stock	372,930	347,101	313,712
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	343,463	317,634	284,245
Total liabilities and stockholders’ equity	$449,696	$418,469	$373,868

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
(In thousands)

Cash flows from operating activities:
Net income	$39,042	$32,595
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	20,388	19,211
Stock-based compensation expense	8,224	4,703
Other non-cash items	1,787	889
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(32,829)	(27,801)
Inventories	1,246	(5,753)
Prepaid expenses and other assets	4,090	(6,993)
Accounts payable	10,042	17,650
Accrued expenses and other liabilities	9,681	10,086
Net cash flows provided by operating activities	61,671	44,587

Cash flows from investing activities:
Capital expenditures	(26,080)	(22,010)
Acquisitions of businesses	(1,451)	(1,473)
Proceeds from sales of fixed assets	1,381	5,397
Other investing activities	(117)	(88)
Net cash flows used for investing activities	(26,267)	(18,174)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,817	2,840
Proceeds from line of credit borrowings	135,452	37,702
Repayments under line of credit borrowings	(135,452)	(37,702)
Payment of contingent consideration related to acquisitions	(4,287)	(3,253)
Net cash flows provided by (used for) financing activities	7,530	(413)

Net increase in cash	42,934	26,000

Cash and cash equivalents at beginning of period	9,939	6,584
Cash and cash equivalents at end of period	$52,873	$32,584

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$226	$289
Income taxes, net of refunds	$19,276	$16,121

The accompanying notes are an integral part of these financial statements.

DREW INDUSTRIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)

Balance - December 31, 2012	$254	$100,412	$213,046	$(29,467)	$284,245
Net income	-	-	39,042	-	39,042
Issuance of 529,958 shares of common stock pursuant to stock options and deferred stock units	5	11,812	-	-	11,817
Stock-based compensation expense	-	8,224	-	-	8,224
Issuance of 3,776 deferred stock units relating to prior year compensation	-	135	-	-	135
Balance - September 30, 2013	$259	$120,583	$252,088	$(29,467)	$343,463

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the nine and three month periods ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.            Segment Reporting

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The RV Segment, which accounted for 88 percent and 87 percent of consolidated net sales for the nine month periods ended September 30, 2013 and 2012, respectively, manufactures a variety of products used primarily in the production of RVs, including:

●Steel chassis for towable RVs	●Aluminum windows and screens
●Axles and suspension solutions for towable RVs	●Chassis components
●Slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry, baggage, patio and ramp doors
●Entry steps	●Awnings
●Manual, electric and hydraulic stabilizer and leveling systems	●Other accessories

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for truck caps; buses; and trailers used to haul boats, livestock, equipment and other cargo. Approximately 82 percent of the Company’s RV Segment net sales for the last twelve months were components to manufacturers of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 12 percent and 13 percent of consolidated net sales for the nine month periods ended September 30, 2013 and 2012, respectively, manufactures a variety of products used in the production of manufactured homes, and to a lesser extent, modular housing and mobile office units, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, executive succession and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information relating to segments follows for the:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Net sales:
RV Segment:
RV original equipment manufacturers ("OEMs"):
Travel trailers and fifth-wheels	$570,404	$512,307	$175,892	$161,959
Motorhomes	32,509	24,500	11,234	8,998
RV aftermarket	19,785	14,714	6,904	5,355
Adjacent industries	72,334	57,422	23,933	18,645
Total RV Segment net sales	695,032	608,943	217,963	194,957

MH Segment:
Manufactured housing OEMs	62,941	61,678	22,571	21,188
Manufactured housing aftermarket	10,377	10,322	3,138	3,134
Adjacent industries	22,279	19,946	7,179	7,044
Total MH Segment net sales	95,597	91,946	32,888	31,366

Total net sales	$790,629	$700,889	$250,851	$226,323

Operating profit:
RV Segment	$54,098	$40,936	$19,234	$11,587
MH Segment	9,904	10,353	3,596	3,361
Total segment operating profit	64,002	51,289	22,830	14,948
Executive succession	(1,876)	-	-	-
Total operating profit	$62,126	$51,289	$22,830	$14,948

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

Acquisitions in 2012

RV Entry Door Operation

On February 21, 2012, the Company acquired the business and certain assets of the U.S. RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the subsequent three years. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statement of Income since the acquisition date.

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

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2012	$61,679	$10,025	$71,704
Accumulated impairment – December 31, 2012	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2012	20,403	774	21,177
Acquisitions – 2013	375	-	375
Net balance – September 30, 2013	$20,778	$774	$21,552

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. The impairment tests are based on fair value, determined using discounted cash flows, appraised values or management’s estimates. No impairment tests were required or performed during the nine months ended September 30, 2013.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2013:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$20,963	$29,142	3	to	16
Patents	46,069	17,548	28,521	2	to	19
Tradenames	7,959	5,601	2,358	5	to	15
Non-compete agreements	3,866	2,026	1,840	1	to	7
Other intangible assets	$107,999	$46,138	$61,861

Other intangible assets consisted of the following at December 31, 2012:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$17,857	$32,248	3	to	16
Patents	45,964	14,850	31,114	2	to	19
Tradenames	7,959	4,525	3,434	5	to	15
Non-compete agreements	4,989	2,567	2,422	1	to	7
Other intangible assets	$109,017	$39,799	$69,218

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.            Cash and cash equivalents

Cash and cash equivalents consisted of the following at:

	September 30,		December 31,
(In thousands)	2013	2012	2012

Cash in banks	$52,873	$32,584	$9,939
Cash and cash equivalents	$52,873	$32,584	$9,939

5.            Inventories

Inventories consisted of the following at:

	September 30,		December 31,
(In thousands)	2013	2012	2012

Raw materials	$77,664	$79,117	$78,434
Work in process	3,090	4,802	2,074
Finished goods	15,410	14,474	16,859
Inventories	$96,164	$98,393	$97,367

6.            Fixed Assets

Fixed assets consisted of the following at:

	September 30,		December 31,
(In thousands)	2013	2012	2012

Fixed assets, at cost	$233,292	$201,665	$211,089
Less accumulated depreciation and amortization	112,569	99,734	103,153
Fixed assets, net	$120,723	$101,931	$107,936

7.            Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	September 30,		December 31,
(In thousands)	2013	2012	2012

Employee compensation and benefits	$22,966	$16,613	$18,555
Warranty	11,351	8,013	9,125
Sales rebates	4,856	4,866	5,711
Contingent consideration related to acquisitions	4,608	5,667	5,429
Other	9,552	11,915	9,235
Accrued expenses and other current liabilities	$53,333	$47,074	$48,055

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the nine months ended September 30:

(In thousands)	2013	2012
Balance at beginning of period – current	$9,125	$5,882
Balance at beginning of period – long-term	3,604	2,758
Balance at beginning of period – total	12,729	8,640
Provision for warranty expense	11,010	8,548
Warranty liability from acquired businesses	21	12
Warranty costs paid	(6,974)	(5,813)
Total accrued warranty	16,786	11,387
Less long-term portion	5,435	3,374
Current accrued warranty	$11,351	$8,013

8.            Long-Term Indebtedness

The Company had no debt outstanding at September 30, 2013 and 2012, or December 31, 2012.

The Company has a $50.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2013), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2013) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At September 30, 2013, the Company had $2.2 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.8 million at September 30, 2013.

The Company also has a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At September 30, 2013, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2013. The remaining availability under these facilities was $197.8 million at September 30, 2013. The Company believes this availability, together with the $52.9 million in cash at September 30, 2013, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pursuant to the Credit Agreement and “shelf-loan” facility, at September 30, 2013 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2013, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a three-year extension of its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

9.            Commitments and Contingencies

Contingent Consideration Related to Acquisitions

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2013, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.4 percent.

The following table summarizes the contingent consideration liability as of September 30, 2013:

Acquisition (In thousands)	Estimated Remaining Payments		Fair Value of Estimated Remaining Payments
Schwintek products	$6,478	(a)	$4,998
Level-Up® six-point leveling system	4,020	(b)	3,258
Other acquired products	259	(c)	226
Total	$10,757		$8,482

(a)

The remaining contingent consideration for two of the three products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the three products acquired have a combined remaining maximum contingent consideration of $5.5 million, of which the Company estimates $3.4 million will be paid. Other than expiration of the contingent consideration period, the remaining product has no maximum contingent consideration.

(b)	Other than expiration of the contingent consideration period in February 2016, this product has no maximum contingent consideration.

(c)

Contingent consideration expires at various dates through November 2025. Certain of these products have a combined remaining maximum contingent consideration of $3.1 million, while the remaining products have no maximum contingent consideration.

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

In the first nine months of 2013 and 2012, the net impact of the quarterly fair value adjustments and accretion of the liability was an expense of $1.2 million and $1.3 million, respectively, recorded in selling, general and administrative expenses.

The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30:

(In thousands)	2013	2012
Balance at beginning of period	$11,519	$14,561
Acquisitions	-	67
Payments	(4,287)	(3,253)
Accretion	1,041	1,324
Fair value adjustments	209	(63)
Balance at end of the period	8,482	12,636
Less current portion in accrued expenses and other current liabilities	(4,608)	(5,667)
Total long-term portion in other long-term liabilities	$3,874	$6,969

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2013, would not be material to the Company’s financial position or annual results of operations.

Executive Succession and Severance

On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.8 million in the first six months of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No charges were recorded in the third quarter of 2013, and no other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. During the third quarter of 2013, the transition and corporate office relocation were completed. As a result, the Company expects to save an estimated $2 million annually in general and administrative costs beginning in the fourth quarter of 2013.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.          Stockholders’ Equity

The following table summarizes information about the Company’s Common Stock at:

	September 30,		December 31,
(Shares in thousands)	2013	2012	2012
Common stock authorized	30,000	30,000	30,000
Common stock issued	25,906	25,070	25,376
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Weighted average shares outstanding for basic earnings per share	23,243	22,507	23,451	22,563
Common stock equivalents pertaining to stock options and contingently issuable deferred stock units	401	217	387	237
Weighted average shares outstanding for diluted earnings per share	23,644	22,724	23,838	22,800

The weighted average diluted shares outstanding for the nine months ended September 30, 2013 and 2012, excludes the effect of 332,391 and 758,546 shares of common stock, respectively, subject to stock options, deferred stock units and stock awards. The weighted average diluted shares outstanding for the three months ended September 30, 2013 and 2012 excludes the effect of 324,002 and 592,038 shares of common stock, respectively, subject to stock options, deferred stock units and stock awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions to which those shares were subject were not yet achieved.

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

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.     Fair Value Measurements

Recurring

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at:

	September 30, 2013				December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$5,989	$5,989	$-	$-	$4,540	$4,540	$-	$-
Derivative instruments	-	-	-	-	223	-	223	-
Total assets	$5,989	$5,989	$-	$-	$4,763	$4,540	$223	$-

Liabilities
Contingent consideration	$8,482	$-	$-	$8,482	$11,519	$-	$-	$11,519
Deferred compensation	9,110	9,110	-	-	7,015	7,015	-	-
Derivative instruments	31	-	31	-	-	-	-	-
Total liabilities	$17,623	$9,110	$31	$8,482	$18,534	$7,015	$-	$11,519

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

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next four years, the Company’s long-term sales growth forecasts for these products average approximately 20 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

Derivative Instruments

At September 30, 2013, the Company had no derivative instruments outstanding. While outstanding, these derivative instruments were considered to be economic hedges of the underlying movement in the price of aluminum, but were not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Condensed Consolidated Statements of Income. At September 30, 2013, the corresponding liability for the expired derivative instruments was less than $0.1 million and was recorded in accrued expenses and other current liabilities, and at December 31, 2012, the $0.2 million corresponding asset was recorded in prepaid expenses and other current assets, both as reflected in the Condensed Consolidated Balance Sheets. During the first nine months of 2013, derivative instruments for 4.7 million pounds of aluminum were settled at a loss of $0.3 million, which was recorded in cost of sales in the Condensed Consolidated Statements of Income.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the nine months ended September 30:

	2013		2012
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Assets
Vacant owned facilities	$3,211	$145	$5,794	$486
Other intangible assets	-	-	-	1,228
Net assets of acquired businesses	1,076	-	1,345	-
Total assets	$4,287	$145	$7,139	$1,714

Liabilities
Vacant leased facilities	$-	$-	$-	$10
Total liabilities	$-	$-	$-	$10

Vacant Owned Facilities

During the first nine months of 2013 and 2012, the Company reviewed the recoverability of the carrying value of six and eight vacant owned facilities, respectively. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During the first nine months of 2013, the fair value of two of these vacant owned facilities did not exceed its carrying value; therefore an impairment charge of $0.1 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. A sale agreement has been signed on one facility, with closing scheduled for the fourth quarter of 2013. During the first nine months of 2013, the Company sold one of the facilities previously recorded as a vacant facility and reopened two facilities. At September 30, 2013, the remaining three vacant owned facilities, with an estimated combined fair value of $4.0 million, including the one scheduled for closing in the fourth quarter of 2013, were classified in fixed assets in the Condensed Consolidated Balance Sheets.

DREW INDUSTRIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the first nine months of 2012, the fair value of three of these vacant owned facilities did not exceed their carrying value, therefore an impairment charge of $0.5 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. During the first nine months of 2012, the Company sold at carrying value two of the facilities previously recorded as a vacant facility and reopened another. At September 30, 2012, the five vacant owned facilities, with an estimated combined fair value of $5.8 million, were classified in fixed assets in the Condensed Consolidated Balance Sheets.

Other Intangible Assets

During the first nine months of 2012, the Company reviewed the recoverability of amortizable intangible assets associated with an acquired patent. Based on the analyses, the carrying value of these intangible assets exceeded the undiscounted cash flows expected to be generated. As a result, the Company was required to determine the fair value of these intangible assets. Fair value was determined based on the present value of internal cash flow estimates. The resulting fair value of these intangible assets was nominal; therefore the Company recorded a non-cash impairment charge of $1.2 million, of which $1.0 million was recorded in cost of sales in the Condensed Consolidated Statements of Income.

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

The Company has two reportable segments, the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Each of Lippert and Kinro has operations in both the RV and MH Segments. Intersegment sales are insignificant. At September 30, 2013, the Company operated 31 plants in the United States.

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

Net sales and operating profit were as follows for the:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Net sales:
RV Segment:
RV original equipment manufacturers:
Travel trailers and fifth-wheels	$570,404	$512,307	$175,892	$161,959
Motorhomes	32,509	24,500	11,234	8,998
RV aftermarket	19,785	14,714	6,904	5,355
Adjacent industries	72,334	57,422	23,933	18,645
Total RV Segment net sales	695,032	608,943	217,963	194,957

MH Segment:
Manufactured housing original equipment manufacturers	62,941	61,678	22,571	21,188
Manufactured housing aftermarket	10,377	10,322	3,138	3,134
Adjacent industries	22,279	19,946	7,179	7,044
Total MH Segment net sales	95,597	91,946	32,888	31,366

Total net sales	$790,629	$700,889	$250,851	$226,323

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Operating profit:
RV Segment	$54,098	$40,936	$19,234	$11,587
MH Segment	9,904	10,353	3,596	3,361
Total segment operating profit	64,002	51,289	22,830	14,948
Executive succession	(1,876)	-	-	-
Total operating profit	$62,126	$51,289	$22,830	$14,948

The Company’s RV Segment manufactures a variety of products used primarily in the production of RVs, including:

●Steel chassis for towable RVs	●Aluminum windows and screens
●Axles and suspension solutions for towable RVs	●Chassis components
●Slide-out mechanisms and solutions	●Furniture and mattresses
●Thermoformed bath, kitchen and other products	●Entry, baggage, patio and ramp doors
●Entry steps	●Awnings
●Manual, electric and hydraulic stabilizerand and leveling systems	●Other accessories

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for truck caps; buses; and trailers used to haul boats, livestock, equipment and other cargo (“Adjacent Industries”). Approximately 82 percent of the Company’s RV Segment net sales for the last twelve months were components to manufacturers of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry during the last twelve months.

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

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 10 percent in the first nine months of 2013 to 207,900 units, compared to the first nine months of 2012, as a result of:

●	An estimated 23,600 unit increase in retail demand in the first nine months of 2013, or 12 percent, as compared to the same period of 2012.

●	Partially offset by RV dealers decreasing inventory levels by an estimated 6,200 units in the first nine months of 2013, compared to a decrease of 2,200 units in the first nine months of 2012.

The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, where RV original equipment manufacturers ("OEMs") display product to RV retail dealers, and ended after the conclusion of the Summer selling season in September. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have exceeded industry-wide wholesale shipments. The Company estimates that RV dealers across the U.S. and Canada added an estimated aggregate of 16,000 travel trailer and fifth-wheel RVs to their inventories between October 2012 and September 2013, in response to the increase in retail sales for the same period and in anticipation of strong retail demand. Despite this year-over-year increase, analysts believe dealer inventories are in-line with anticipated retail demand. Moreover, some analysts have reported that we may be in the beginning stages of an RV replacement cycle.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2013(1)	61,300	8%	77,200	15%	(15,900)
Quarter ended June 30, 2013	79,900	12%	94,100	12%	(14,200)
Quarter ended March 31, 2013	66,700	10%	42,800	9%	23,900
Quarter ended December 31, 2012	54,700	21%	32,500	8%	22,200
Twelve months ended September 30, 2013(1)	262,600	13%	246,600	12%	16,000

Quarter ended September 30, 2012	56,700	19%	67,400	7%	(10,700)
Quarter ended June 30, 2012	71,100	8%	84,000	6%	(12,900)
Quarter ended March 31, 2012	60,400	11%	39,100	16%	21,300
Quarter ended December 31, 2011	45,200	16%	30,100	6%	15,100
Twelve months ended September 30, 2012	233,400	13%	220,600	9%	12,800

(1) Retail sales data for September 2013 has not been published; therefore retail and dealer inventory data includes an estimate for retail units sold.

While production over the last nine months was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Ultimately, industry-wide retail sales, and therefore production levels of RVs, will depend to a significant extent on the course of the economy. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which, as reported by The Conference Board, reached a more than five-year high in June 2013. In the third quarter of 2013, consumer confidence declined, but remained well above consumer confidence levels over the past five years.

In September 2013, the RVIA projected a 5 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2014, to 281,100. The Company is also encouraged that several key customers are introducing new product lines, as well as increasing production capacity. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

In the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. Further, the number of consumers between the ages of 55 and 70 will total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During the first nine months of 2013, multi-section homes were 53 percent of the total manufactured homes produced, consistent with 2012, and above the 51 percent for 2011. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported that for the first nine months of 2013, industry-wide wholesale shipments of manufactured homes were 45,300 units, an increase of 8 percent compared to the first nine months of 2012. In the third quarter of 2013, industry-wide wholesale shipments of manufactured homes were 16,200 units, an increase of 14 percent compared to the same period of 2012.

Industry-wide wholesale shipments by the manufactured housing industry have declined since 1999 for a variety of reasons. Because of the current real estate, credit and economic environment, including the availability of foreclosed site built homes at abnormally low prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act, which regulate financial transactions, could make certain types of mortgages more difficult to obtain – in particular those historically used to finance the purchase of manufactured homes. Although new legislation has been introduced to address this matter, and the Bureau of Consumer Financial Protection is reviewing this matter, there can be no assurance of the outcome.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

■

The Company’s net sales in the 2013 third quarter increased to $251 million, 11 percent higher than in the 2012 third quarter. This sales growth was primarily the result of a 12 percent increase in net sales by Drew’s RV Segment, which accounted for 87 percent of Drew’s consolidated net sales in the quarter. RV Segment net sales growth was primarily due to an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, Drew’s primary RV market. Sales of recently introduced components for towable and motorhome RVs also contributed to the increase in net sales, as did sales to adjacent industries and the aftermarket.

■

In October 2013, consolidated net sales reached approximately $95 million – 12 percent higher than in October 2012 – as a result of continued solid growth in the Company’s RV Segment. The Company estimates that industry-wide wholesale shipments of travel trailer and fifth-wheel RVs increased 8 percent to 10 percent in October 2013 compared to October 2012. The Company also estimates that October 2013 industry-wide production of manufactured homes increased approximately 5 percent compared to October 2012. Industry statistics for October 2013 are not yet available.

Net sales for the twelve months ended October 31, 2013 exceeded $1 billion, a Company record for any twelve month period.

■

For the third quarter of 2013, the Company reported net income of $14.8 million, or $0.62 per diluted share, an increase of 52 percent compared to net income of $9.8 million, or $0.43 per diluted share, in the third quarter of 2012.

The Company’s operating profit margin in the third quarter of 2013 improved to 9.1 percent, compared to 6.6 percent in the 2012 third quarter. The 2013 third quarter operating profit margins were consistent with the second quarter of 2013 largely due to management’s recently implemented efficiency improvements gaining momentum, partially offset by the anticipated impact of spreading fixed costs over a seasonally smaller sales base. Many of the production improvements resulted in larger than anticipated efficiency gains, including the benefits realized from the Company’s new glass tempering equipment.

Labor as a percent of sales in the third quarter of 2013 was consistent with the second quarter of 2013, despite the seasonal decline in net sales. The improvements in labor during the first three quarters of 2013 were also primarily due to completed production efficiency improvement projects, as well as declines in the costs of implementing facility consolidations and realignments. These labor efficiencies were realized over the past several quarters while introducing new products and adjusting to industry and market share growth. The Company is continuing to implement additional efficiency improvements as they are identified. However, the benefits of such improvements on operating margins in the fourth quarter of 2013 will likely be offset by the spreading of fixed costs over a seasonally smaller sales base.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. In addition, the Company plans to invest in areas where it believes additional savings can be realized, such as purchasing, automation and human resources. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company, and improve its industry-leading customer service.

■

On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.8 million in the first six months of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No charges were recorded in the third quarter of 2013, and no other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. During the third quarter of 2013, the transition and corporate office relocation were completed. As a result, the Company expects to save an estimated $2 million annually in general and administrative costs beginning in the fourth quarter of 2013.

■	Return on equity for the twelve months ended September 30, 2013 improved to 13.9 percent, from 12.5 percent in the year-earlier period.

■

At September 30, 2013, the Company had $52.9 million of cash, no debt, and substantial available borrowing capacity. The Company remains well positioned to continue to take advantage of investment opportunities to further improve results.

RV Segment – Third Quarter

Net sales of the RV Segment in the third quarter of 2013 increased 12 percent compared to the third quarter of 2012. Net sales of components were to the following markets for the three months ended September 30:

(In thousands)	2013	2012	Change
RV OEMs:
Travel trailers and fifth-wheels	$175,892	$161,959	9%
Motorhomes	11,234	8,998	25%
RV aftermarket	6,904	5,355	29%
Adjacent industries	23,933	18,645	28%
Total RV Segment net sales	$217,963	$194,957	12%

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

According to the RVIA, industry-wide wholesale shipments for the three months ended September 30, were:

	2013	2012	Change
Travel trailer and fifth-wheel RV's	61,300	56,700	8%
Motorhomes	9,400	6,800	38%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the third quarter of 2013 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains.

The increase in industry-wide wholesale shipments of motorhomes during the third quarter of 2013 was greater than the Company’s increase in net sales of motorhome components during the same period, primarily due to customer mix. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

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

Content per:	2013	2012	Change
Travel trailer and fifth-wheel RV's	$2,719	$2,673	2%
Motorhomes	$1,137	$1,092	4%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide. In the second quarter of 2013, the Company refined the calculation of content per unit. This refinement had no impact on total RV Segment net sales or trends. Prior periods have been reclassified to conform to this presentation.

The Company’s net sales to the RV aftermarket and adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased during the third quarter of 2013 primarily due to market share gains. The Company believes there are significant opportunities in the RV aftermarket and adjacent industries.

During the third quarter of 2013, the Company hired a new Director of International Business Development, who will spend time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets. Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and exports represent approximately 1 percent of consolidated net sales. Through this new position, the Company will explore opportunities to increase export sales of its products to international markets.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating profit of the RV Segment was $19.2 million in the third quarter of 2013, an improvement of $7.6 million compared to the third quarter of 2012. This increase in RV Segment operating profit was greater than the Company’s expected 15 – 20 percent incremental margin. The operating profit margin of the RV Segment in the third quarter of 2013 was positively impacted by:

●

Lower material costs. After increasing temporarily in the latter part of 2012, steel and aluminum costs declined during the first nine months of 2013. In addition, material costs in the third quarter of 2012 were negatively impacted by increased outsourcing costs due to capacity limitations, as well as higher scrap costs due to production inefficiencies. The Company does not expect any significant changes in material costs as a percent of net sales for the fourth quarter of 2013. However, material costs remain volatile.

●

Improved labor efficiencies, primarily due to completed production processes implemented by management, as well as declines in the costs of implementing facility consolidations and realignments. These labor efficiencies were realized over the past several quarters while introducing new products and adjusting to industry and market share growth. The Company is continuing to implement additional efficiency improvements as they are identified.

●	The spreading of fixed manufacturing and selling, general and administrative costs over a $23 million larger sales base.

Partially offset by:

●

Fixed costs were approximately $4 million to $5 million higher than in the third quarter of 2012. In response to the substantial increase in sales over the past several quarters, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service.

In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. In addition, the Company plans to invest in areas where it believes additional savings can be realized, such as purchasing, automation and human resources. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company, and improve its industry-leading customer service.

●	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

RV Segment – Year to Date

Net sales of the RV Segment in the first nine months of 2013 increased 14 percent compared to the first nine months of 2012. Net sales of components were to the following markets for the nine months ended September 30:

(In thousands)	2013	2012	Change
RV OEMs:
Travel trailers and fifth-wheels	$570,404	$512,307	11%
Motorhomes	32,509	24,500	33%
RV aftermarket	19,785	14,714	34%
Adjacent industries	72,334	57,422	26%
Total RV Segment net sales	$695,032	$608,943	14%

According to the RVIA, industry-wide wholesale shipments for the nine months ended September 30, were:

	2013	2012	Change
Travel trailer and fifth-wheel RV's	207,900	188,200	10%
Motorhomes	28,900	21,300	36%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first nine months of 2013 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains of $4 million.

The increase in industry-wide wholesale shipments of motorhomes during the first nine months of 2013 was greater than the Company’s increase in net sales of motorhome components during the same period, primarily due to customer mix. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

The Company’s net sales to the RV aftermarket and adjacent industries, including components for truck caps, buses, and trailers used to haul boats, livestock, equipment and other cargo, increased during the first nine months of 2013 primarily due to market share gains. The Company believes there are significant opportunities in the RV aftermarket and adjacent industries.

Operating profit of the RV Segment was $54.1 million in the first nine months of 2013, an improvement of $13.2 million compared to the first nine months of 2012. This increase in RV Segment operating profit was consistent with the Company’s expected 15 – 20 percent incremental margin. The operating profit margin of the RV Segment in the first nine months of 2013 was positively impacted by:

●

Lower material costs. After increasing temporarily in the latter part of 2012, steel and aluminum costs declined during the first nine months of 2013. In addition, material costs in the third quarter of 2012 were negatively impacted by increased outsourcing costs due to capacity limitations, as well as higher scrap costs due to production inefficiencies. The Company does not expect any significant changes in material costs as a percent of net sales for the fourth quarter of 2013. However, material costs remain volatile.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

●

Improved labor efficiencies, primarily due to completed production processes implemented by management, as well as declines in the costs of implementing facility consolidations and realignments. These labor efficiencies were realized over the past several quarters while introducing new products and adjusting to industry and market share growth. The Company is continuing to implement additional efficiency improvements as they are identified.

●	The spreading of fixed manufacturing and selling, general and administrative costs over an $86 million larger sales base.

Partially offset by:

●

Fixed costs were approximately $14 million to $16 million higher than in the first nine months of 2012. In response to the substantial increase in sales over the past several quarters, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service.

In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. In addition, the Company plans to invest in areas where it believes additional savings can be realized, such as purchasing, automation and human resources. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company, and improve its industry-leading customer service.

●	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.

●	Higher warranty costs, primarily due to higher claims experience, as well as higher supplies and repairs.

MH Segment – Third Quarter

Net sales of the MH Segment in the third quarter of 2013 increased 5 percent compared to the same period of 2012. Net sales of components were to the following markets for the three months ended September 30:

(In thousands)	2013	2012	Change
Manufactured housing OEMs	$22,571	$21,188	7%
Manufactured housing aftermarket	3,138	3,134	0%
Adjacent industries	7,179	7,044	2%
Total MH Segment net sales	$32,888	$31,366	5%

According to the IBTS, industry-wide wholesale shipments for the three months ended September 30, were:

	2013	2012	Change
Total homes produced	16,200	14,200	14%
Total floors produced	24,900	22,300	12%

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products. As a result, the Company’s content per manufactured home produced for the twelve months ended September 30, 2013 declined from the prior year period.

The trend in the Company’s average product content per manufactured home produced is an indicator of the Company’s overall market share of components for new manufactured homes. Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. The larger homes typically contain more of the Company’s products. The Company’s average product content per manufactured home produced by the industry and total manufactured home floors produced by the industry, calculated based upon the Company’s net sales of components to manufactured housing OEMs for newly produced manufactured homes for the twelve month periods ended September 30, divided by the number of manufactured homes and manufactured home floors produced by the industry, respectively, for the same period, was:

Content per:	2013	2012	Change
Home produced	$1,401	$1,464	-4%
Floor produced	$911	$962	-5%

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

Operating profit of the MH Segment was $3.6 million in the third quarter of 2013, an increase of $0.2 million compared to the third quarter of 2012, consistent with expectations based on the $1.5 million increase in net sales.

MH Segment – Year to Date

Net sales of the MH Segment in the first nine months of 2013 increased 4 percent compared to the same period of 2012. Net sales of components were to the following markets for the nine months ended September 30:

(In thousands)	2013	2012	Change
Manufactured housing OEMs	$62,941	$61,678	2%
Manufactured housing aftermarket	10,377	10,322	1%
Adjacent industries	22,279	19,946	12%
Total MH Segment net sales	$95,597	$91,946	4%

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

According to the IBTS, industry-wide wholesale shipments for the nine months ended September 30, were:

	2013	2012	Change
Total homes produced	45,300	41,900	8%
Total floors produced	69,700	64,700	8%

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily due to customer mix and loss of market share for certain products. The Company’s content per unit varies between customers.

Net sales to adjacent industries increased due to market share gains. The Company believes there are opportunities in these adjacent industries, as well as in the manufactured housing aftermarket.

Operating profit of the MH Segment was $9.9 million in the first nine months of 2013, a decrease of $0.4 million compared to the first nine months of 2012. This decrease was primarily due to increased labor and related costs, partially offset by lower raw material costs. Further, during the first nine months of 2012, the Company recorded a gain of $0.4 million, which did not recur in the first nine months of 2013.

Executive Succession

On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components and Kinro, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components and Kinro, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components and Kinro.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.8 million in the first six months of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No charges were recorded in the third quarter of 2013, and no other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. During the third quarter of 2013, the transition and corporate office relocation were completed. As a result, the Company expects to save an estimated $2 million annually in general and administrative costs beginning in the fourth quarter of 2013.

Income Taxes

The effective tax rate for the first nine months and third quarter of 2013 was 36.9 percent and 34.9 percent, respectively, both higher than the income tax rate for the comparable periods of 2012. The effective income tax rate for both the 2013 and 2012 periods benefitted from the reversal of federal and state tax reserves, due to the closure of federal and state tax years, with a larger benefit in the 2012 periods. In addition, the effective income tax rate for both the 2013 and 2012 periods benefitted from federal and state tax credits. The Company estimates that the full year 2013 effective income tax rate will be approximately 37 percent. Further, the Company estimates that the 2014 full year effective tax rate is expected to be approximately 37 percent to 38 percent.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2013	2012
Net cash flows provided by operating activities	$61,671	$44,587
Net cash flows used for investing activities	(26,267)	(18,174)
Net cash flows provided by (used for) financing activities	7,530	(413)
Net increase in cash	$42,934	$26,000

Cash Flows from Operations

Significant changes in the components of cash flows from operations for the first nine months of 2013 were a result of:

●

A $4.1 million decrease in prepaid expenses and other current assets in the first nine months of 2013 compared to an increase of $7.0 million in the first nine months of 2012. The increase in the first nine months of 2012 was largely due to the timing of deposits. During the first nine months of 2013, the Company’s federal income tax overpayment from 2012 was applied against its estimated 2013 tax liability.

●

A decrease in inventories of $1.2 million in the first nine months of 2013 compared to an increase of $5.8 million in the first nine months of 2012. The decrease in inventories in the first nine months of 2013 was primarily due to the higher than expected sales during the first nine months of 2013, as well as through the concerted effort of management to improve inventory turns on a sustainable basis. In the first nine months of 2012, the Company experienced a more typical seasonal increase in inventory. Inventory turnover for the twelve months ended September 30, 2013 remained consistent with the full year 2012 at 7.8 turns, an improvement from the 7.5 turns for the twelve months ended September 30, 2012.

●	A $6.4 million increase in net income in the first nine months of 2013 compared to the first nine months of 2012.

Partially offset by:

●

A $5.0 million larger seasonal increase in accounts receivable, primarily due to increased sales, partially offset by the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 20 days sales outstanding at September 30, 2013.

●	A $7.6 million smaller increase in accounts payable in the first nine months of 2013 compared to the first nine months of 2012, primarily due to the timing of purchases and payments for inventory.

Due to the timing of the purchases and payments for inventory, the seasonal reductions in working capital during the fourth quarter will likely experience a smaller seasonal change in the fourth quarter of 2013.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Depreciation and amortization was $20.4 million in the first nine months of 2013, and is expected to aggregate $26 million to $28 million for the full year 2013. Further, the Company estimates depreciation and amortization will be approximately $26 million to $28 million in 2014.

Non-cash stock-based compensation in the first nine months of 2013 was $8.2 million, and is expected to be approximately $10 million to $11 million for the full year 2013. Non-cash stock-based compensation is expected to be $10 million to $12 million for the full year 2014.

Cash Flows from Investing Activities

Cash flows used for investing activities of $26.3 million in the first nine months of 2013 were primarily for capital expenditures. In order to better serve its customers and meet the increased demand for its products, the Company continues to invest in capacity expansion, automation and production improvement, as well as cost reduction initiatives.

The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 1.5 percent to 2.0 percent of net sales, while the growth portion has averaged approximately 10 percent to 12 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short term.

The Company estimates that capital expenditures will be $33 million to $35 million in 2013, including $18 million to $20 million of “replacement” capital expenditures and $14 million to $16 million of “growth” capital expenditures. The growth capital expenditures for 2013 include a new glass tempering line, metal fabrication equipment and new ERP software.

The Company estimates that capital expenditures will be $32 million to $36 million in 2014. However, certain capital projects included in the 2013 capital expenditure forecast may not be completed until next year. If delayed, this will not change the Company’s overall cash flow, but rather just the timing between years. Additional capital expenditures may also be required depending on the extent of the sales growth and other initiatives by the Company.

The capital expenditures during the first nine months of 2013 were funded from available cash plus periodic borrowings under the Company’s $50 million line of credit. The capital expenditures for the balance of 2013 and for the full year 2014 are expected to be funded from available cash.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”). Midstates is a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of approximately $2 million. The purchase price was $1.5 million paid at closing.

In the first nine months of 2012, cash flows used for investing activities of $18.2 million were primarily for capital expenditures of $22.0 million, partially offset by proceeds from the sale of fixed assets of $5.4 million. In addition, on February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of approximately $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the subsequent three years.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Cash Flows from Financing Activities

In the first nine months of 2013, the Company received $11.8 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $4.3 million in payments for contingent consideration related to acquisitions.

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded an $8.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2013. The Company expects to pay $5.0 million over the next twelve months related to these contingent consideration liabilities. For further information see Note 9 of the Notes to Condensed Consolidated Financial Statements.

At September 30, 2013, the Company had no outstanding debt and $52.9 million of cash. However, due to the seasonal increase in working capital during the first nine months of 2013, the Company borrowed periodically under its line of credit, with such borrowings reaching a high of $21.2 million.

The Company has a $50.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at September 30, 2013), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at September 30, 2013) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2016. At September 30, 2013, the Company had $2.2 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.8 million at September 30, 2013.

The Company also has a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At September 30, 2013, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2014.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2013. The remaining availability under these facilities was $197.8 million at September 30, 2013. The Company believes this availability, together with the $52.9 million in cash at September 30, 2013, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Pursuant to the Credit Agreement and “shelf-loan” facility, at September 30, 2013 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2013, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

The Company is currently negotiating a three-year extension of its line of credit and shelf loan facility, as well as a $25 million increase in its line of credit. The Company is extending these arrangements now because the shelf loan facility expires in February 2014, and current market conditions are favorable.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increase in its labor costs in the first nine months of 2013 related to inflation.

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards recently issued that had or are expected to have a material impact on the Company’s consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

DREW INDUSTRIES INCORPORATED

ITEM 3 – QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At September 30, 2013, the Company had no outstanding borrowings.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. At September 30, 2013, the Company had no derivative instruments outstanding. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of derivative instruments.

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

As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

b)	Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has selected a new enterprise resource planning (“ERP”) system, and has begun implementing that system. Although to date there have been no significant changes in the Company’s internal controls, the Company anticipates internal controls will be strengthened incrementally due both to the installation of the new ERP software and business process changes. The full implementation is expected to take several years.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of September 30, 2013, would not be material to the Company’s financial position or annual results of operations.

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

DREW INDUSTRIES INCORPORATED
Registrant

By /s/ Joseph S. Giordano III
Joseph S. Giordano III
Chief Financial Officer and Treasurer November 8, 2013