Form 10-K
period 2013-12-31
DREW INDUSTRIES INC
filed 2014-02-28
CIK 763744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-13646

DREW INDUSTRIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3501 County Road 6 East	46514
Elkhart, Indiana	(Zip Code)
(Address of principal executive offices)

(574) 535-1125

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act. Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $770,779,400. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 21, 2014) was 23,507,416 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

 Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be held on May 22, 2014 is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company’s Common Stock and other matters. Statements in this Form 10-K that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel-based components, and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, employee retention, inventory levels of retail dealers and manufacturers, levels of repossessed products for which we sell our components, changes in zoning regulations for manufactured homes, seasonality and cyclicality in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the pace of and successful integration of acquisitions, realization of efficiency improvements, the successful entry into new markets, the costs of compliance with increased governmental regulation, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

PART I

Item 1.     BUSINESS.

Summary

Drew Industries Incorporated (“Drew” or the “Company” or the “Registrant”), through its wholly-owned subsidiary Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”), supplies a full line of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes. To a lesser extent, Drew, through Lippert Components, also manufactures components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; truck caps; modular housing; and factory-built mobile office units. Effective December 2013, the Company completed the tax-free reorganization of Kinro, Inc. and its subsidiaries with and into Lippert Components.

The Company has two reportable operating segments: the RV products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 88 percent of consolidated net sales for 2013, and the MH Segment accounted for 12 percent of consolidated net sales for 2013. Approximately 81 percent of the Company’s RV Segment net sales in 2013 were of products to manufacturers of travel trailer and fifth-wheel RVs.

Over the last fifteen years, the Company acquired a number of manufacturers of components for RVs, manufactured homes, specialty trailers and adjacent industries, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2013, the Company operated 31 manufacturing facilities in 11 states, and achieved consolidated net sales of $1.02 billion for the year ended December 31, 2013.

The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company's principal executive and administrative offices are located at 3501 County Road 6 East, Elkhart, Indiana 46514; telephone number (574) 535-1125; website www.drewindustries.com; e-mail drew@drewindustries.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports) filed with the SEC as soon as reasonably practicable after such materials are electronically filed.

Recent Developments

Executive Succession and Relocation

On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components, succeeded Mr. Zinn as President of Drew. This leadership transition was the result of a comprehensive succession process initiated by the Board of Directors in 2011.

In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components, and where more than 80 percent of all RVs produced in the U.S. are manufactured.

Sales and Profits

In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the increase in our sales and profits during 2013.

Net sales for 2013 reached a record $1.02 billion, a 13 percent increase over net sales of $901 million in 2012. Net sales of the Company’s RV Segment increased 14 percent, compared to a 10 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market. Approximately 81 percent of the Company’s RV Segment net sales in 2013 were of products to manufacturers of travel trailer and fifth-wheel RVs. The RV Segment represented 88 percent of consolidated net sales in 2013. Sales growth in new markets and new products continued to be key factors in enabling Drew’s sales to exceed RV industry growth rates. Acquisitions did not have a significant impact on the increase in net sales for 2013. Significant additions to the Company’s RV product lines in recent years include advanced leveling devices, in-wall slide-out systems, and awnings. Together, net sales of these products reached $90 million in 2013 as compared to $65 million in 2012. Net sales of the Company’s MH Segment increased 1 percent in 2013. The MH Segment represented 12 percent of consolidated net sales in 2013.

In 2013, the Company continued to grow outside its core RV and manufactured housing markets, with aggregate net sales of components for adjacent industries increasing 20 percent to $121 million, and aftermarket net sales increasing 21 percent to $39 million. Together, these markets now account for 16 percent of consolidated net sales, an increase from 10 percent of consolidated net sales in 2010.

For 2013, the Company reported net income of $50.1 million, or $2.11 per diluted share, an increase of 34 percent from net income of $37.3 million, or $1.64 per diluted share, for 2012. Excluding charges related to executive succession, net income would have been $51.3 million in 2013, or $2.16 per diluted share, up from net income of $38.3 million, or $1.68 per diluted share, in 2012.

At December 31, 2013, the Company had $66 million in cash, no debt, and substantial available borrowing capacity. On January 6, 2014, the Company paid a special cash dividend of $2.00 per share, an aggregate of $47 million, to holders of record of its Common Stock on December 20, 2013.

Acquisitions

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), located in Troy, Michigan, a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $36.0 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales. The acquisition of IDS provides the Company with further access to unique and innovative electronic products for the RV industry, as well as adjacent industries.

On December 13, 2013, the Company acquired the business and certain assets of Fortress Technologies, LLC (“Fortress”), a manufacturer of specialized RV chassis located in Middlebury, Indiana. Fortress had annualized sales of approximately $3 million. The purchase price was $3.3 million paid at closing. The acquisition of Fortress allows the Company to increase capacity to meet projected industry-wide growth in wholesale production of travel trailer and fifth-wheel RVs.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”) located in Elkhart, Indiana. Midstates is a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of approximately $2 million. The purchase price was $1.5 million paid at closing. The acquisition of Midstates will help the Company further automate its manufacturing processes to increase production efficiencies and improve product quality.

Other Developments

During the third quarter of 2013, the Company hired a new Director of International Business Development, who will spend time in Australia, Europe and China, assessing the dynamics of the local marketplace, building relationships with manufacturers and helping the Company introduce its existing products and develop new products for those markets. Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2013. Through this new position, the Company will explore opportunities to increase sales of its products to international markets.

On February 24, 2014, the Company entered into a three-year extension of its existing $50 million revolving line of credit facility with JPMorgan Chase and Wells Fargo, which now expires in January 2019, and increased that facility from $50 million to $75 million. Simultaneously, the Company completed a three-year renewal of its uncommitted $150 million “shelf-loan” facility with Prudential Investment Management, Inc., which now expires in February 2017.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a variety of products used primarily in the production of RVs, including:

●	Steel chassis for towable RVs	●	Aluminum windows and screens
●	Axles and suspension solutions	●	Chassis components
	for towable RVs	●	Furniture and mattresses
●	Slide-out mechanisms and solutions	●	Entry, baggage, patio and ramp doors
●	Thermoformed bath, kitchen and	●	Entry Steps
	other products	●	Awnings
●	Manual, electric and hydraulic stabilizer and leveling systems	●	Other accessories

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including manufacturers of buses, trailers used to haul boats, livestock, equipment and other cargo, and truck caps.

In 2013, the RV Segment represented 88 percent of the Company's consolidated net sales, and 85 percent of consolidated segment operating profit. Approximately 81 percent of the Company’s RV Segment net sales in 2013 were of products to manufacturers of travel trailer and fifth-wheel RVs.

Raw materials used by the Company's RV Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, wood, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company's RV Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company's RV Segment operations are conducted at 27 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 6 also conduct operations in the Company's MH Segment. See Item 2. “Properties.”

In late 2011, the Company launched a newly-developed line of RV awnings. The awnings are available in both manual and electric versions. The market potential for the awning product line is in excess of $100 million for manufacturers of RVs and an estimated $75 million for aftermarket sales. The Company’s awning sales for 2013 were $13 million, and reached an annual run rate of approximately $25 million at the end of 2013, capturing approximately 25% of the original equipment manufacturer (“OEM”) market for awnings. The raw materials, components, and manufacturing processes used to manufacture awnings are very similar to those the Company uses in its other product lines. The Company markets its awnings directly to RV manufacturers, as well as through aftermarket distributors. Additional market share growth in awnings for both RV manufacturers and the aftermarket is expected for 2014.

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO), Forest River (a subsidiary of Berkshire Hathaway, symbol: BRKA), Jayco (a private company) and other OEMs, and, to a lesser extent, to distributors and retail dealers of aftermarket products.

The Company's RV Segment operations compete on the basis of customer service, product quality and innovation, price and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal RV products (i) it is the leading supplier of windows and doors for towable RVs, and the Company’s market share for most of its towable RV window and door products is approximately 70 percent; (ii) the Company is the leading supplier of chassis and slide-out mechanisms for towable RVs, and the Company's market share for chassis and slide-out mechanisms for towable RVs exceeds 90 percent; (iii) the leading suppliers of axles for towable RVs are the Company, AL-KO Kober Corporation and Dexter Axle Company, and the Company’s market share for axles for towable RVs is approximately 45 percent; (iv) its market share for furniture for towable RVs is approximately 70 percent, and the Company competes with several other manufacturers; and (v) the leading suppliers of awnings for towable RVs are the Company, Carefree of Colorado and Dometic Corporation, and the Company’s market share for awnings for towable RVs is approximately 25 percent.

The Company’s share of the market for its products in adjacent industries cannot be readily determined; however, RV Segment net sales to adjacent industries increased from $74 million in 2012 to $93 million in 2013. The Company’s share of the aftermarket for RV parts also cannot be readily determined; however, RV Segment net sales to the aftermarket increased from $19 million in 2012 to $25 million in 2013. The Company has made investments to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

MH Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

● Vinyl and aluminum windows and screens	● Steel chassis
● Thermoformed bath and kitchen products	● Steel chassis parts
● Steel and fiberglass entry doors	● Axles
● Aluminum and vinyl patio doors

The Company also supplies certain of these products to the manufactured housing aftermarket, and to adjacent industries.

In 2013, the MH Segment represented 12 percent of the Company's consolidated net sales, and 15 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

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

The Company's manufactured housing products are sold primarily to major producers of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway, symbol: BRKA), Cavco Industries, Inc. (symbol: CVCO), and other OEMs, and, to a lesser extent, to distributors of aftermarket products.

The Company's MH Segment competes on the basis of customer service, product quality and innovation, price and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal manufactured housing products (i) it is the leading supplier of windows for manufactured homes, and the Company's market share for windows is approximately 70 percent; (ii) the Company's manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, many of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 20 percent; and (iii) the Company’s thermoformed bath and kitchen unit operation competes with three other manufacturers of bath and kitchen units, and the Company’s market share for bath and kitchen products in the product lines the Company supplies is approximately 60 percent.

The Company’s share of the market for its products in adjacent industries cannot be readily determined; however, MH Segment net sales to adjacent industries increased from $27 million in 2012 to $28 million in 2013. The Company’s share of the aftermarket for manufactured housing parts is not significant. The Company has made investments to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the MH Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Capacity

In 2013, the Company’s facilities operated at an average of approximately 60 percent of their practical capacity, assuming at least two shifts of production at all facilities. However, while certain facilities could add a second shift of production in the short term, the Company has found this to be inefficient over the long term. Capacity varies significantly based on seasonal demand, as well as by facility, product line and geographic region, with certain facilities at times operating below 50 percent utilization, and other facilities at times operating above 90 percent utilization.

At December 31, 2013, the Company operated 31 manufacturing facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2013 were $33 million. In January 2014, the Company entered into a nine year lease for a 350,000 square foot facility in Goshen, Indiana, to consolidate manufacturing operations for efficiency improvements and expand capacity for its furniture and mattress operations. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management to help ensure that the Company can maintain a high level of production efficiencies throughout its operations.

Seasonality

Manufacturing operations in the RV and manufactured housing industries historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, current and future seasonal industry trends may be different than in prior years.

International

During the third quarter of 2013, the Company hired a new Director of International Business Development, who will spend time in Australia, Europe and China, assessing the dynamics of the local marketplace, building relationships with manufacturers and helping the Company introduce its existing products and develop new products for those markets. Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2013. Through this new position, the Company will explore opportunities to increase sales of its products to international markets.

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

Research and Development

The Company strives to be an industry leader in product innovation, with a research and development staff of more than 35 people focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $5 million in 2013.

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

Windows and doors produced by the Company for the RV industry must comply with regulations promulgated by the National Highway Traffic Safety Administration (“NHTSA”) of the United States Department of Transportation (“DOT”) governing safety glass performance, egress ability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation. Windows produced by the Company for buses must comply with Federal Motor Vehicle Safety Standards promulgated by NHTSA.

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles and equipment must comply with Federal Motor Vehicle Safety Standards promulgated by NHTSA relating to lighting, braking, wheels, tires and other vehicle systems.

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

Upholstered products and mattresses produced by the Company for motorized RVs and buses must comply with Federal Motor Vehicle Safety Standards promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for motorized and towable RVs must comply with regulations promulgated by the Consumer Products Safety Commission regarding flammability, as well as standards for toxic chemical levels and labeling requirements promulgated by the California Office of Environmental Health Hazard Assessment. Plywood, particleboard and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the Recreation Vehicle Industry Association (“RVIA”).

The Company believes that it is currently operating in compliance, in all material respects, with applicable laws and regulations and has made reports and submitted information as required. The Company does not believe that the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company's operations, financial condition or competitive position; however, there can be no assurance that this trend will continue as health and safety laws, regulations or other pertinent requirements evolve.

Environmental

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue.

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2013 was 5,109, compared to 5,179 at December 31, 2012. The total at December 31, 2013 included 4,251 in manufacturing and product research and development, 245 in transportation, 50 in sales, 95 in customer support and servicing, and 468 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Executive Officers

The following table sets forth our executive officers as of December 31, 2013:

Name	Position

Jason D. Lippert	Chief Executive Officer and Director
Scott T. Mereness	President
Joseph S. Giordano III	Chief Financial Officer and Treasurer
Robert A. Kuhns	Vice President – Chief Legal Officer and Secretary

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Executive Officers or Directors of the Company. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014.

JASON D. LIPPERT (age 41) became Chief Executive Officer of the Company effective May 10, 2013, succeeding Fredric M. Zinn, and has been Chief Executive Officer of Lippert Components since February 2003. Mr. Lippert has over 15 years of experience with Drew and its subsidiaries, and has served in a wide range of leadership positions.

SCOTT T. MERENESS (age 42) became President of the Company effective May 10, 2013, succeeding to a position also previously held by Fredric M. Zinn, and has been President of Lippert Components since July 2010. Mr. Mereness has over 15 years of experience with Drew and its subsidiaries, and has served in a wide range of leadership positions.

JOSEPH S. GIORDANO III (age 44) has been Chief Financial Officer of the Company since May 2008, and Treasurer since May 2003. Prior to that, he was Corporate Controller from May 2003 to May 2008. Prior to joining the Company, from July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

ROBERT A. KUHNS (age 48) joined the Company in March 2013, and has been Vice President – Chief Legal Officer and Secretary since July 31, 2013. Prior to joining the Company, he was a partner in the Corporate Group at the Minneapolis office of Dorsey & Whitney LLP, a full-service global law firm, for 13 years.

Other Officers

BRIAN M. HALL (age 39) joined the Company in March 2013, and has been Corporate Controller since July 31, 2013. Prior to joining the Company, he was a Senior Manager at Crowe Horwath LLP for 8 years. Mr. Hall is a Certified Public Accountant.

Item 1A.  RISK FACTORS.

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, but represent the most significant risk factors that we believe may adversely affect the RV, manufactured housing and other industries we supply our products to, as well as our business, operations or financial position. The risks and uncertainties discussed in this report are not exclusive and other risk factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

Industry Risk Factors

Economic and business conditions beyond our control, including cyclicality and seasonality, have in the past had a significant adverse impact on our earnings, and could negatively impact our future results.

The RV and manufactured housing markets, as well as other markets where we sell our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand. Periods of economic recession have adversely affected, and could again adversely affect, our operating results. Companies in these industries are subject to volatility in production levels, shipments, sales and operating results due to changes in external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, interest rates, inflation and other economic conditions affecting consumer demand, as well as demographic and political changes. Consequently, the results for any prior period may not be indicative of results for any future period.

Additionally, manufacturing operations in the RV and manufactured housing industries, as well as other industries where we sell our products or where our products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which we sell our components, current and future seasonal industry trends may be different than in prior years.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and manufactured homes and other products which use our components, which would cause reduced production by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and manufactured homes and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. Reduction in the availability of floor-plan financing has in the past caused, and would cause, many dealers to reduce inventories, which would result in reduced production, resulting in reduced demand for our products.

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

Restrictions on the availability of financing for RVs and manufactured homes has limited, and could again limit, the ability of consumers to purchase RVs and manufactured homes, which would result in reduced production of RVs and manufactured homes by our customers, and therefore reduced demand for our products.

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

The availability, cost, and terms of these manufactured housing loans are also dependent on economic conditions, lending practices of financial institutions, government policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced production of manufactured homes by our customers, and therefore reduced demand for our products. In addition, certain provisions of the recently enacted Dodd-Frank Act, which regulate financial transactions, could make certain types of mortgages more difficult to obtain – in particular those historically used to finance the purchase of manufactured homes. Although new legislation has been introduced to address this matter, and the Bureau of Consumer Financial Protection is reviewing this matter, there can be no assurance of the outcome.

Excess inventories at dealers and manufacturers can cause a decline in the demand for our products.

Dealers and manufacturers could accumulate excess unsold inventory. Existence of excess inventory has in the past caused, and would cause, a reduction in orders, which would cause a decline in demand for our products.

High levels of repossessions of manufactured homes and RVs could cause manufacturers to reduce production of new manufactured homes and RVs, resulting in reduced demand for our products.

Repossessed manufactured homes and RVs are resold by lenders, often at substantially reduced prices, which reduces the demand for new manufactured homes and RVs. Economic conditions in the past have resulted, and could again result, in loan defaults and cause high levels of repossessions, which would cause manufacturers to reduce production of new manufactured homes and RVs, resulting in reduced demand for our products.

Gasoline shortages, or high prices for gasoline, could lead to reduced demand for our products.

Travel trailer and fifth-wheel RVs, components for which represented approximately 81 percent of our RV Segment net sales in 2013, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which would result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

The manufactured housing industry has experienced a significant long-term decline in shipments, which has led to reduced demand for our products.

Our MH Segment, which accounted for 12 percent of consolidated net sales for 2013, operates in an industry which has experienced a decline in production of new homes compared to the peak of production in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and has been exacerbated by economic and political conditions.

Moreover, during weak markets for conventional housing, retirees may not be able to sell their primary residence, or may be unwilling to sell at currently depressed prices, and purchase less expensive manufactured homes as they have done in the past. In addition, the availability of foreclosed site-built homes at reduced prices or changes in zoning regulations have impacted, and could again impact, the demand for manufactured homes, and therefore reduce demand for our products.

Although industry-wide wholesale production of manufactured homes has improved in recent years, our annual results of operations could decline if manufactured housing industry conditions worsen.

Company-specific Risk Factors

Volatile raw material costs could adversely impact our financial condition and operating results.

The prices we pay for steel and aluminum, which represented approximately 50 percent and 15 percent of our raw material costs in 2013, respectively, and other key raw materials, have been volatile.

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

If raw materials or components that are used in manufacturing our products, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted, our manufacturing operations could be adversely affected. We currently import, or purchase from suppliers who import, approximately 20 percent of our raw materials and components.

The loss of any customer accounting for more than 10 percent of our consolidated net sales could have a material adverse impact on our operating results.

One customer of the RV Segment accounted for 31 percent, and another customer of both the RV Segment and the MH Segment accounted for 28 percent, of our consolidated net sales in 2013. The loss of either of these customers would have a material adverse impact on our operating results and financial condition.

Changes in consumer preferences relating to our products could cause reduced sales.

Changes in consumer preferences, or our inability to anticipate changes in consumer preferences, for RVs or manufactured homes, or for the products we make for RVs and manufactured homes, could reduce demand for our products and adversely affect our operating results and financial condition.

Competitive pressures could reduce demand for our products or impact our sales prices.

Domestic and foreign competitors may lower prices on products which currently compete with our products, or develop product improvements, which could reduce demand for our products or cause us to reduce prices for our products. In addition, the manufacture by our customers themselves of products supplied by us could reduce demand for our products and adversely affect our operating results and financial condition.

Increases in demand could result in difficulty obtaining additional skilled labor, and available capacity may initially not be utilized efficiently.

In certain geographic regions in which we have manufacturing facilities we have experienced, and could again experience, shortages of qualified employees. If demand continues to increase, we may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our operating results and financial condition.

We may incur unexpected expenses, or face unanticipated delays, in connection with investments we make in our business, which could adversely impact our results.

It may take longer than initially anticipated for us to realize expected results from investments we have made in research and development or acquired businesses, as well as initiatives we have implemented to increase capacity and improve production efficiencies, automation, customer service and other aspects of our business, or we may incur unexpected expense in connection with these matters. These results would have an adverse effect on our operating results and financial condition.

We have recently entered new markets in order to enhance our growth potential. Uncertainties with respect to these new markets could impact our operating results.

We are a leading supplier of components for RVs and manufactured housing, and currently have a significant share of the market for certain of our products, which limits our ability to expand our market share for those products. We have made investments in order to expand the sale of our products in the RV and manufactured housing aftermarket, and in adjacent industries beyond RVs and manufactured housing. We are also exploring opportunities to increase export sales of our products to international markets. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products would adversely impact our business in these markets and our results of operations.

If acquired businesses are not successfully integrated into our operations, our financial condition and operating results could be adversely impacted.

We have engaged, and may continue to engage, in acquisitions, and may participate in joint ventures and other business transactions that involve potential risks, including failure to successfully integrate and realize the expected benefits of such transactions, assumption of liabilities of the acquired businesses, and possible culture conflicts. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. If we are unable to efficiently integrate these businesses into our existing operations, the attention of our management could be diverted from our existing operations, which could impair our ability to execute our business plans. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions may have an adverse impact on our results of operations and financial condition.

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

Our business is subject to governmental and environmental regulations, and increased costs of compliance, failure in our compliance efforts or events beyond our control could result in damages, expenses or liabilities that could adversely impact our financial condition and operating results.

Our operations are subject to various governmental and environmental regulations, and the failure to comply with present or future regulations could result in fines or potential civil or criminal liability. We believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations. The operation of our manufacturing facilities entails risks, however, and there can be no assurance that we will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving healthcare, environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities.

Compliance with conflict mineral disclosure requirements will create additional compliance cost and may create reputational challenges.

In August 2012, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required disclosures beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

If we expand our business internationally, we will be subject to new operational and financial risks.

During the third quarter of 2013, we hired a new Director of International Business Development, who will spend time in Australia, Europe and China, assessing the dynamics of the local marketplace, building relationships with manufacturers and helping us introduce our existing products and develop new products for those markets. Over the past several years, we have been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2013.

Business outside of the United States is subject to various risks, many of which are beyond our control, including: changes in tariffs, trade restrictions, trade agreements, and taxations; difficulties in managing or overseeing foreign operations and agents; foreign currency fluctuations and limitations on the repatriation of funds because of foreign exchange controls; different liability standards; and intellectual property laws of countries which do not protect our rights in our intellectual property to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may have an adverse impact on our operating results and financial condition, as well as impact our ability to operate in international markets.

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

Item 2.     PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2013, the Company's properties were as follows:

		RV SEGMENT

City	State	Square Feet	Owned	Leased
Rialto (1)	California	56,430	☑
Nampa	Idaho	147,000		☑
Nampa(1)	Idaho	29,225	☑
Twin Falls	Idaho	16,060		☑
Goshen (1)	Indiana	459,200	☑
Goshen	Indiana	366,960	☑
Elkhart	Indiana	316,864	☑
Goshen	Indiana	158,125	☑
Goshen	Indiana	144,500	☑
Goshen (1)	Indiana	138,700	☑
Middlebury	Indiana	122,226	☑
Elkhart	Indiana	102,900		☑
Goshen	Indiana	101,960		☑
Middlebury	Indiana	101,776	☑
Elkhart	Indiana	92,000	☑
Goshen	Indiana	87,800	☑
Goshen	Indiana	78,084		☑
Topeka	Indiana	67,560		☑
Goshen	Indiana	65,000		☑
Goshen	Indiana	53,500	☑
Middlebury	Indiana	40,000		☑
Goshen	Indiana	22,000		☑
Elkhart	Indiana	15,000	☑
Pendleton	Oregon	56,800	☑
McMinnville (1)	Oregon	17,850	☑
Waxahachie (1)	Texas	25,000	☑
Kaysville	Utah	75,000		☑
		2,957,520 (2)

(1)     These plants also produce products for the MH Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the RV Segment.

(2)     At December 31, 2012, the Company’s RV Segment used an aggregate of 2,643,999 square feet for manufacturing and warehousing.

		MH SEGMENT

City	State	Square Feet	Owned	Leased
Double Springs	Alabama	109,000	☑
Rialto (1)	California	6,270	☑
Nampa(1)	Florida	54,275	☑
Fitzgerald	Georgia	79,000	☑
Goshen	Indiana	110,000	☑
Howe	Indiana	60,000	☑
Goshen (1)	Indiana	25,000	☑
Goshen (1)	Indiana	14,500	☑
Arkansas City	Kansas	7,800		☑
McMinnville (1)	Oregon	17,850	☑
Denver	Pennsylvania	40,200		☑
Chester	South Carolina	108,600	☑
Waxahachie (1)	Texas	175,000	☑
		807,495 (2)

(1)     These plants also produce products for the RV Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the MH Segment.

(2)     At December 31, 2012, the Company’s MH Segment used an aggregate of 819,783 square feet for manufacturing and warehousing.

		ADMINISTRATIVE

City	State	Square Feet	Owned	Leased
Double Springs	Alabama	7,200	☑
Phoenix	Arizona	1,000		☑
Goshen	Indiana	49,200		☑
Goshen	Indiana	15,500	☑
Goshen	Indiana	5,156		☑
Goshen	Indiana	4,500		☑
Goshen	Indiana	1,680	☑
Waxahachie	Texas	16,000	☑
		100,236

In January 2014, the Company entered into a nine year lease for approximately 350,000 square feet of manufacturing space in Goshen, Indiana to consolidate manufacturing operations for efficiency improvements and expand capacity for its furniture and mattress operations.

At December 31, 2013, the Company owned the following facilities not currently used in production, having an aggregate book value of $4.3 million:

City	State	Square Feet
Phoenix *	Arizona	61,000
Ocala	Florida	47,100
Bristol *	Indiana	97,500
Goshen	Indiana	4,874

* Currently leased to a third party.

Item 3.     LEGAL PROCEEDINGS.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2013, would not be material to the Company's financial position or annual results of operations.

Item 4.     NOT APPLICABLE.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 21, 2014, there were 430 holders of the Company’s Common Stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2013 and 2012 is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,610,224	$6.95	246,368
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,610,224	$6.95	246,368

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated (the “Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and consultants equity-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the Plan was 246,368 at December 31, 2013, and 688,712 at December 31, 2012. The Plan is the Company’s only equity compensation plan.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009

Operating Data:
Net sales	$1,015,576	$901,123	$681,166	$572,755	$397,839
Goodwill impairment	$-	$-	$-	$-	$45,040
Executive succession	$1,876	$1,456	$-	$-	$-
Operating profit (loss)	$78,298	$58,132	$48,548	$45,428	$(35,581)
Income (loss) before income taxes	$77,947	$57,802	$48,256	$45,210	$(36,370)
Provision (benefit) for income taxes	$27,828	$20,462	$18,197	$17,176	$(12,317)
Net income (loss)	$50,119	$37,340	$30,059	$28,034	$(24,053)

Net income (loss) per common share:
Basic	$2.15	$1.66	$1.35	$1.27	$(1.10)
Diluted	$2.11	$1.64	$1.34	$1.26	$(1.10)

Financial Data:
Working capital	$107,339	$84,243	$85,657	$97,791	$113,744
Total assets	$453,184	$373,868	$351,083	$306,781	$288,065
Long-term obligations	$21,380	$19,843	$21,876	$18,248	$8,243
Stockholders' equity	$313,613	$284,245	$277,296	$243,459	$244,115

Dividend Information

On January 6, 2014, the Company paid a special cash dividend of $2.00 per share to holders of record of its Common Stock on December 20, 2013, and on December 20, 2012, the Company paid a special cash dividend of $2.00 per share to holders of record of its Common Stock on December 10, 2012. In 2011, the Company did not pay any dividend and on December 28, 2010, the Company paid a special cash dividend of $1.50 per share to holders of record of its Common Stock on December 20, 2010, prior to 2010 the Company had not previously paid a cash dividend. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy is not subject to specific restrictions in its financing agreements, but rather is limited by certain of the debt covenant calculations.

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

The Company’s operations are conducted through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Effective December 2013, the Company completed the tax-free reorganization of Kinro, Inc. and its subsidiaries with and into Lippert Components. At December 31, 2013, the Company operated 31 manufacturing facilities in 11 states.

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

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2013	2012	2011
Net sales:
RV Segment:
RV OEMs
Travel trailers and fifth-wheels	$727,783	$653,478	$497,544
Motorhomes	47,937	34,612	17,492
RV aftermarket	25,334	19,119	14,660
Adjacent industries	92,640	73,716	40,947
Total RV Segment net sales	$893,694	$780,925	$570,643

MH Segment:
Manufactured housing OEMs	$80,245	$80,392	$77,087
Manufactured housing aftermarket	13,719	13,110	13,073
Adjacent industries	27,918	26,696	20,363
Total MH Segment net sales	$121,882	$120,198	$110,523

Total net sales	$1,015,576	$901,123	$681,166

(In thousands)	2013	2012	2011
Operating profit:
RV Segment	$68,248	$47,172	$37,715
MH Segment	11,926	12,416	10,833
Total segment operating profit	80,174	59,588	48,548
Executive succession	(1,876)	(1,456)	-
Total operating profit	$78,298	$58,132	$48,548

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2013	2012	2011
Net sales:
RV Segment	88%	87%	84%
MH Segment	12%	13%	16%
Total net sales	100%	100%	100%

Operating profit:
RV Segment	85%	79%	78%
MH Segment	15%	21%	22%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2013	2012	2011
RV Segment	7.6%	6.0%	6.6%
MH Segment	9.8%	10.3%	9.8%

The Company’s RV Segment manufactures a variety of products used primarily in the production of RVs, including:

● Steel chassis for towable RVs	● Aluminum windows and screens
● Axles and suspension solutions for towable RVs	● Chassis components
● Slide-out mechanisms and solutions	● Furniture and mattresses
● Thermoformed bath, kitchen and other products	● Entry, baggage, patio and ramp doors
● Entry steps	● Awnings
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, and truck caps. Approximately 81 percent of the Company’s RV Segment net sales in 2013 were of products to OEMs of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 83 percent of all RVs shipped by the industry in 2013.

The Company’s MH Segment manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

●Vinyl and aluminum windows and screens	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Steel and fiberglass entry doors	●Axles
●Aluminum and vinyl patio doors

The Company also supplies certain of these products to the manufactured housing aftermarket, and to adjacent industries. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which we sell our components, current and future seasonal industry trends may be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2013, the Company’s primary RV markets, increased 10 percent to 268,000 units compared to 2012, as a result of:

●	A 30,700 unit increase in retail demand in 2013, or 14 percent, as compared to 2012. In addition, retail demand is typically revised upward in subsequent months.

●	RV dealers increasing inventory levels by 14,600 units in 2013, or 5,600 less units than in 2012. The 2013 increase occurred largely in the fourth quarter of 2013.

The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where RV OEMs display product to RV retail dealers, and ended after the conclusion of the Summer selling season in September. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Most industry analysts report dealer inventories of travel trailer and fifth-wheel RVs are in-line with anticipated retail demand in the upcoming Spring 2014 selling season.

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

	Wholesale		Retail		Estimated Unit Impact on Dealer
	Units	Change	Units	Change	Inventories
Year ended December 31, 2013	268,000	10%	253,400	14%	14,600
Year ended December 31, 2012	242,900	14%	222,700	8%	20,200
Year ended December 31, 2011	212,900	7%	206,000	11%	6,900

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2013 increased 36 percent to 38,300 units compared to 2012. Retail demand for motorhome RVs increased 31 percent in 2013, following a 6 percent increase in retail demand in 2012.

While RV production in 2013 was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Ultimately, industry-wide retail sales, and therefore production levels of RVs, will depend to a significant extent on the course of the economy. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which has fluctuated in recent months.

In November 2013, the RVIA projected a 4 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2014, to 279,100. The Company is also encouraged that several key customers are introducing new product lines, as well as increasing production capacity. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

Over the long term, the Company expects RV industry sales to be aided by positive demographics, and the continued popularity of the “RV Lifestyle”. Further, the number of consumers between the ages of 55 and 70 are projected to total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between 50 and 64 own at least one RV.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During 2013, multi-section homes were 53 percent of the total manufactured homes produced, consistent with 2012, and above the 51 percent for 2011. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported industry-wide wholesale shipments of manufactured homes were 60,200 units in 2013, an increase of 10 percent from 2012. For the full year 2012, there were 54,900 industry-wide wholesale shipments of manufactured homes, an increase of 6 percent compared to 2011.

Industry-wide wholesale shipments by the manufactured housing industry have experienced a decline from the peak of industry-wide production in 1998 for a variety of reasons. Because of the current real estate, credit and economic environment, including the availability of foreclosed site built homes at low prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act, which regulate financial transactions, could make certain types of mortgages more difficult to obtain – in particular those historically used to finance the purchase of manufactured homes. Although new legislation has been introduced to address this matter, and the Bureau of Consumer Financial Protection is reviewing this matter, there can be no assurance of the outcome.

Nevertheless, the Company believes that long-term growth prospects for manufactured housing remain positive because of (i) the quality and affordability of the home, (ii) favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who have been unable or unwilling to sell their primary residence at current market prices and purchase a manufactured home.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Highlights

■

Net sales for the year ended December 31, 2013 increased by $114 million, to a record $1.02 billion. The Company’s RV Segment net sales increased 14 percent, compared to the 10 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company's primary RV market. Sales growth in new markets and new products continued to be key factors in enabling the Company’s sales to exceed RV industry growth rates. Acquisitions did not have a significant impact on the increase in net sales for 2013.

■	In 2013, the Company continued to grow outside its core RV and manufactured housing markets, with aggregate net sales of components for adjacent industries increasing 20 percent to $121 million, and aftermarket net sales increasing 21 percent to $39 million. Together, these markets now account for 16 percent of consolidated net sales, an increase from 9 percent of consolidated net sales in 2010.

■

Despite the negative impact of the severe winter weather conditions during January 2014 on industry-wide production of RVs and manufactured homes, as well as on shipments of the Company’s products, the Company’s net sales for the first two months of 2014 reached approximately $176 million, 5 percent higher than the comparable period of 2013. However, there can be no assurance that this trend will continue. The Company is optimistic that the industry-wide production delays from January 2014 will be made up over the coming months.

■

For 2013, the Company’s net income increased to $50.1 million, or $2.11 per diluted share, up from net income of $37.3 million, or $1.64 per diluted share, in 2012. Excluding charges related to executive succession, net income would have been $51.3 million in 2013, or $2.16 per diluted share, up from net income of $38.3 million, or $1.68 per diluted share, in 2012.

The Company’s operating profit margin in 2013 improved to 7.7 percent, compared to 6.5 percent in 2012, primarily due to management’s recently implemented efficiency improvements. The improvements in labor during 2013 were primarily due to completed production efficiency projects, as well as declines in the costs of implementing facility consolidations and realignments. These labor efficiencies were realized throughout 2013 while introducing new products and adjusting to industry and market share growth. The Company is continuing to implement additional efficiency improvements as they are identified.

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

■	For 2013, the Company achieved a 16.0 percent return on equity, an improvement from the 12.7 percent return on equity in 2012.

■	On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components. As a result of the executive succession and corporate relocation, the Company expects to save an estimated $2 million annually in general and administrative costs.

■	At December 31, 2013, the Company had $66 million in cash and no debt, and had almost $200 million in unused credit lines.

In January 2014, the Company paid a special dividend of $2.00 per share, aggregating $47 million.

On February 24, 2014, the Company entered into a three-year extension of its existing $50 million revolving line of credit facility with JPMorgan Chase and Wells Fargo, which now expires in January 2019, and increased that facility from $50 million to $75 million. Simultaneously, the Company completed a three-year renewal of its uncommitted $150 million “shelf-loan” facility with Prudential Capital Group, which now expires in February 2017.

The Company remains well-positioned to continue to take advantage of investment opportunities to further improve its results.

■

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $36.0 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales. The acquisition of IDS provides the Company with further access to unique and innovative electronic products for the RV industry, as well as adjacent industries.

RV Segment

Net sales of the RV Segment in 2013 increased 14 percent, or $113 million, compared to 2012. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2013	2012	Change
RV OEMs:
Travel trailers and fifth-wheels	$727,783	$653,478	11%
Motorhomes	47,937	34,612	38%
RV aftermarket	25,334	19,119	33%
Adjacent industries	92,640	73,716	26%
Total RV Segment net sales	$893,694	$780,925	14%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2013	2012	Change
Travel trailer and fifth-wheel RVs	268,000	242,900	10%
Motorhomes	38,300	28,200	36%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2013 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains of $6 million.

The Company’s net sales growth in components for motorhomes during 2013 exceeded the increase in industry-wide wholesale shipments of motorhomes primarily due to market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2013	2012	Change
Travel trailer and fifth-wheel RV	$2,716	$2,690	1%
Motorhome	$1,252	$1,227	2%

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

The Company’s net sales to the RV aftermarket and adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, and truck caps, increased during 2013 primarily due to market share gains. The Company believes there are significant opportunities in the RV aftermarket and adjacent industries.

During the third quarter of 2013, the Company hired a new Director of International Business Development, who will spend time in Australia, Europe and China, assessing the dynamics of the local marketplace, building relationships with manufacturers and helping the Company introduce its existing products and develop new products for those markets. Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represent approximately 1 percent of consolidated net sales in 2013. Through this new position, the Company will explore opportunities to increase sales of its products to international markets.

Operating profit of the RV Segment was $68.2 million in 2013, an improvement of $21.1 million compared to 2012. This increase in RV Segment operating profit was consistent with the Company’s expected 15 to 20 percent incremental margin.

The operating profit margin of the RV Segment in 2013 was positively impacted by:

●

Lower material costs. After increasing temporarily in the latter part of 2012, steel and aluminum costs declined during 2013. In addition, material costs in the latter half of 2012 were negatively impacted by increased outsourcing costs due to capacity limitations, as well as higher scrap costs due to production inefficiencies. However, material costs have increased in the beginning of 2014 and remain volatile.

●

Improved labor efficiencies, primarily due to completed production efficiency projects implemented by management, as well as declines in the costs of implementing facility consolidations and realignments. These labor efficiencies were realized throughout 2013 while introducing new products and adjusting to industry and market share growth. The Company is continuing to implement additional efficiency improvements as they are identified.

●	The spreading of fixed manufacturing and selling, general and administrative costs over a $113 million larger net sales base.

Partially offset by:

●

Fixed costs, which were approximately $18 million to $20 million higher than in 2012. In response to the substantial increase in sales over the past several quarters, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service.

In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. In addition, the Company plans to invest in areas where it believes additional savings can be realized, such as purchasing, automation and human resources. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company, and improve its customer service.

●	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.
●	Higher supplies and repairs expense.

MH Segment

Net sales of the MH Segment in 2013 increased 1 percent, or $2 million, compared to 2012. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2013	2012	Change
Manufactured housing OEMs	$80,245	$80,392	0%
Manufactured housing aftermarket	13,719	13,110	5%
Adjacent industries	27,918	26,696	5%
Total MH Segment net sales	$121,882	$120,198	1%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2013	2012	Change
Total homes produced	60,200	54,900	10%
Total floors produced	92,900	84,800	10%

The Company’s net sales growth in components for new manufactured homes was less than the increase in industry-wide wholesale shipments of manufactured homes, primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products. Content per manufactured home and content per floor are impacted by market share changes, acquisitions and new product introductions, changes in selling prices for the Company’s products, as well as changes in the types of floors produced industry-wide.

Net sales to the manufactured housing aftermarket and adjacent industries increased due to market share gains. The Company believes there are opportunities in the manufactured housing aftermarket and adjacent industries.

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

Content per:	2013	2012	Change
Home produced	$1,332	$1,465	(9%)
Floor produced	$864	$948	(9%)

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket and sales to adjacent industries. Content per manufactured home and content per floor are impacted by market share changes, acquisitions and new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of floors produced industry-wide.

Operating profit of the MH Segment was $11.9 million in 2013, a decrease of $0.5 million compared to 2012. This decrease was primarily due to increased labor and related costs, partially offset by lower raw material costs. Further, during 2012, the Company recorded a gain of $0.4 million, which did not recur in 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Highlights

■

Net sales for 2012 reached $901 million, a 32 percent increase over net sales of $681 million in 2011, as both of the Company’s segments achieved greater net sales growth than the industries they serve. This sales growth was primarily the result of a 37 percent sales increase by Drew’s RV Segment, which accounted for 87 percent of Drew’s consolidated net sales in 2012. RV Segment sales growth was primarily due to a 14 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, Drew’s primary RV market, as well as acquisitions, new product introductions, market share gains, and increased sales to adjacent industries, such as buses, truck caps, and trailers used to haul boats, livestock, equipment and other cargo. Excluding the impact of acquisitions, consolidated net sales increased 23 percent.

■

In 2012, the Company continued to grow outside its core RV and manufactured housing markets, with aggregate net sales of components for adjacent industries increasing 64 percent, to $100 million, and aftermarket sales increasing 16 percent to $32 million in 2012. Together, these markets accounted for nearly 15 percent of consolidated net sales in 2012, as compared to 9 percent of consolidated net sales in 2010.

■

For 2012, the Company’s net income increased to $37.3 million, or $1.64 per diluted share. Excluding charges related to executive succession, net income would have been $38.3 million in 2012, or $1.68 per diluted share, up from net income of $30.1 million, or $1.34 per diluted share in 2011.

Net income in 2012 was impacted by lower operating efficiencies resulting from training in excess of 1,000 new employees, overtime, outsourcing and other costs required to meet the greater than expected $220 million net sales increase in 2012. In addition, the Company incurred facility consolidation and realignment costs in order to meet the rising demand for its products. Further, the Company continued to incur costs related to its investments in aluminum extrusion, awnings, and the aftermarket, and also incurred costs related to process changes and lean manufacturing initiatives.

Over the latter half of 2012, the Company developed and implemented action plans to increase capacity and improve efficiencies. In certain product lines, the Company began to realize the benefits of these initiatives in 2012.

■	For 2012, the Company achieved a 12.7 percent return on equity, an improvement from the 11.4 percent return on equity in 2011.

■

As a result of the Company’s executive succession and corporate relocation, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2012 related to the contractual obligations for severance and the acceleration of equity awards for certain employees whose employment terminated as a result of the relocation to Indiana.

■

On December 20, 2012, a special dividend of $2.00 per share of the Company’s Common Stock, or an aggregate of $45.0 million, was paid to stockholders of record as of December 10, 2012. At December 31, 2012, after payment of the special dividend, the Company had $9.9 million of cash, no debt, and substantial available borrowing capacity.

RV Segment

Net sales of the RV Segment in 2012 increased 37 percent, or $210 million, compared to 2011. Net sales of components were to the following markets:

(In thousands)	2012	2011	Change
RV OEMs:
Travel trailers and fifth-wheels	$653,478	$497,544	31%
Motorhomes	34,612	17,492	98%
RV aftermarket	19,119	14,660	30%
Adjacent industries	73,716	40,947	80%
Total RV Segment net sales	$780,925	$570,643	37%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2012	2011	Change
Travel trailer and fifth-wheel RVs	242,900	212,900	14%
Motorhomes	28,200	24,800	14%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2012 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to the acquisitions completed in 2011 and 2012, which added $40 million in net sales during 2012, and market share gains of $35 million. The Company also implemented sales price increases of $8 million.

The Company’s net sales growth in components for motorhomes during 2012 exceeded the increase in industry-wide wholesale shipments of motorhomes due to market share gains of $10 million, as well as acquisitions completed in 2011 which added $4 million in net sales during 2012.

The Company’s net sales to the RV aftermarket increased during 2012 due to market share gains, resulting from the dedicated sales team established in 2011 to focus on this market.

Net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, and truck caps, increased during 2012 due to market share gains of $20 million and acquisitions in 2011 which added $13 million in net sales during 2012.

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

Content per:	2012	2011	Change
Travel trailer and fifth-wheel RV	$2,690	$2,337	15%
Motorhome	$1,227	$705	74%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide. In the first quarter of 2012 and the second quarter of 2013, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries. There was no change in total reported net sales for the RV Segment, and all prior periods have also been refined for consistency.

Operating profit of the RV Segment was $47.2 million in 2012, an improvement of $9.5 million compared to 2011. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin.

The operating margin of the RV Segment in 2012 was negatively impacted by:

●

Lower operating efficiencies resulting from training in excess of 1,000 new employees, overtime, outsourcing and other costs required to meet the greater than expected $210 million net sales increase in 2012. In addition, the Company incurred facility consolidation and realignment costs in order to meet the rising demand for its products. Further, the Company continued to incur costs related to its investments in aluminum extrusion, awnings, and the aftermarket, and also incurred costs related to process changes and lean manufacturing initiatives. As a result of these factors, the RV Segment operating margin was negatively impacted by more than 3 percent.

Over the latter half of 2012, the Company developed and implemented action plans to increase capacity and improve efficiencies and customer service. In particular, among other initiatives, the Company has:

●	Expanded its RV chassis and window production capacity,

●	Consolidated its furniture operation,

●	Purchased additional glass tempering equipment,

●	Begun implementing lean manufacturing principles, and

●	Hired a new Vice President of Customer Service and increased customer service capabilities.

In certain product lines, the Company began to realize the benefits of these initiatives in 2012.

●

An increase in fixed costs of approximately $8 million, primarily due to additional staff and facilities to expand capacity and meet the increase in sales demand, as well as higher amortization, largely related to acquisitions and other investments.

●	Higher warranty and health insurance costs, primarily due to higher claims experience, as well as higher repairs and supplies expense.

Partially offset by:

●	Lower material costs. After rising at the beginning of 2012, steel and aluminum costs have declined over the past few quarters, which benefitted operating results in the latter half of 2012.

●	The spreading of fixed manufacturing and selling, general and administrative costs over a $210 million larger net sales base.

MH Segment

Net sales of the MH Segment in 2012 increased 9 percent, or $10 million, compared to 2011. Net sales of components were to the following markets:

(In thousands)	2012	2011	Change
Manufactured housing OEMs	$80,392	$77,087	4%
Manufactured housing aftermarket	13,110	13,073	0%
Adjacent industries	26,696	20,363	31%
Total MH Segment net sales	$120,198	$110,523	9%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2012	2011	Change
Total homes produced	54,900	51,600	6%
Total floors produced	84,800	78,500	8%

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

Content per:	2012	2011	Change
Home produced	$1,465	$1,493	(2%)
Floor produced	$948	$982	(3%)

The Company’s average product content per manufactured home excludes sales of replacement parts to the aftermarket and sales to adjacent industries. Content per manufactured home and content per floor are impacted by market share changes, acquisitions and new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of floors produced industry-wide. In the first quarter of 2012, the Company refined the calculation of content per unit to better identify aftermarket sales, as well as sales to adjacent industries. There was no change in total reported net sales for the MH Segment, and all prior periods have also been refined for consistency.

Operating profit of the MH Segment was $12.4 million in 2012, an increase of $1.6 million compared to 2011, primarily due to the $10 million increase in net sales. This increase in MH Segment operating profit was 16 percent of the increase in net sales, consistent with the Company’s expected 15 to 20 percent incremental margin for established products.

Executive Succession and Severance

On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.8 million in the first six months of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No charges were recorded in the last six months of 2013, and no other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. During the third quarter of 2013, the transition and corporate office relocation were completed. As a result, the Company expects to save an estimated $2 million annually in general and administrative costs.

Provision for Income Taxes

The effective income tax rate for 2013 was 35.7 percent, slightly higher than the 35.4 percent in 2012. Both 2013 and 2012 benefited from federal and state tax credits, as well as the reversal of federal and state tax reserves, due to the closure of federal and state tax years, with a larger benefit in 2012. The Company estimates the 2014 effective income tax rate to be approximately 37 percent.

The effective income tax rate for 2012 was 35.4 percent, lower than the 37.7 percent in 2011 due to the reversal of federal and state tax reserves, due to the closure of federal and state tax years, as well as higher federal and state income tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2013	2012	2011
Net cash flows provided by operating activities	$82,677	$72,689	$36,831
Net cash flows used for investing activities	(36,055)	(28,198)	(69,124)
Net cash flows provided by (used for) financing activities	9,719	(41,136)	(3)
Net increase (decrease) in cash	$56,341	$3,355	$(32,296)

Cash Flows from Operations

Net cash flows from operating activities in 2013 were $10.0 million higher than in 2012, primarily due to:

●	A $12.8 million increase in net income in 2013 compared to 2012.

●

A $8.4 million smaller increase in prepaid expenses and other assets in 2013 compared to 2012. The increase of $2.3 million in 2013 was primarily due to an increase in investments associated with the Company’s deferred compensation plan. The increase of $10.7 million in 2012 was primarily due to a federal tax receivable at December 31, 2012 as compared to a federal tax payable at December 31, 2011, as well as an increase in short-term deposits at December 31, 2012 related primarily to 2013 capital expenditures.

●	A $4.5 million increase in stock-based compensation in 2013 compared to 2012.

Partially offset by:

●	A $11.3 million smaller increase in accounts payable and accrued expenses and other liabilities in 2013 compared to 2012, primarily due to the timing of payments.

●

A $9.0 million increase in accounts receivable in 2013, compared to a $0.8 million decrease in 2012. This was primarily due to 24 percent higher net sales in the month of December 2013 as compared to December 2012, as well as an increase in days sales outstanding to 16 at December 31, 2013, compared to 14 at December 31, 2012.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term. Inventory turnover for 2013 was 7.9 turns, compared to 7.8 turns in 2012.

During the first few months of 2014, the Company expects to use $20 million to $30 million of cash to fund seasonal working capital growth, which is typical. The 2014 working capital needs are expected to be funded from available cash plus periodic borrowings under the Company’s amended line of credit.

Depreciation and amortization was $27.5 million in 2013, and is expected to aggregate $27 million to $29 million in 2014. Non-cash stock-based compensation in 2013 was $10.8 million, including $0.1 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2012 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $11 million to $13 million in 2014.

Net cash flows from operating activities in 2012 were $35.9 million higher than in 2011, primarily due to:

●	A $15.6 million increase in accrued expenses and other liabilities primarily due to the increase in sales, production and earnings.

●

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

●	A $7.3 million increase in net income in 2012 as compared to 2011.

●

A $0.8 million decrease in accounts receivable in 2012, compared to a $5.0 million increase in 2011, despite 15 percent higher net sales in the month of December 2012 as compared to December 2011. This was primarily due to a decline in days sales outstanding to 14 at December 31, 2012, compared to 17 at December 31, 2011.

●	A $5.1 million increase in depreciation and amortization primarily due to the acquisitions completed in the latter half of 2011 and capital expenditures.

Partially offset by:

●

An $8.9 million larger increase in prepaid expenses and other assets, primarily due to a federal tax receivable at December 31, 2012 as compared to a federal tax payable at December 31, 2011, as well as an increase in short-term deposits at December 31, 2012 related primarily to 2013 capital expenditures.

Cash Flows from Investing Activities

Cash flows used for investing activities in 2013 included capital expenditures of $32.6 million. In 2013, in order to better serve its customers and meet the increased demand for its products, the Company continued to invest in capacity expansion, automation and production improvement, as well as cost reduction initiatives. The Company’s growth capital expenditures for 2013 included a new glass tempering line, metal fabrication equipment and new ERP software, in addition to routine replacement capital expenditures.

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

The Company estimates that capital expenditures will be $32 million to $36 million in 2014, including $15 million to $20 million of “replacement’ capital expenditures and $12 million to $16 million of “growth’ capital expenditures. Additional capital expenditures may be required in 2014 depending on the extent of the sales growth and other initiatives by the Company.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $36.0 million, of which $34.2 million was paid at closing from available cash and borrowings under the Company’s $75 million line of credit, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales. The acquisition of IDS provides the Company with further access to unique and innovative electronic products for the RV industry, as well as adjacent industries.

On December 13, 2013, the Company acquired the business and certain assets of Fortress Technologies, LLC (“Fortress”). Fortress is a manufacturer of specialized RV chassis. The acquired business had annualized sales of approximately $3 million. The purchase price was $3.3 million paid at closing.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”). Midstates is a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of approximately $2 million. The purchase price was $1.5 million paid at closing.

The 2013 capital expenditures and acquisitions were funded from available cash plus periodic borrowings under the Company’s previous $50 million line of credit. The 2014 capital expenditures and acquisitions are expected to be funded from available cash plus periodic borrowings under the Company’s amended $75 million line of credit.

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

During 2012, the Company received $5.4 million from sales of fixed assets, primarily from the sale of two vacant owned facilities.

Cash Flows from Financing Activities

Cash flows provided by financing activities in 2013 of $9.7 million were primarily comprised of the following:

●	$15.2 million in cash and the related tax benefits from the exercise of stock-based compensation.

 Partially offset by:

●

$5.5 million in payments for contingent consideration related to acquisitions. In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $7.4 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2013. The Company expects to pay $3.7 million in 2014 related to these contingent consideration liabilities. For further information see Note 11 of the Notes to Consolidated Financial Statements.

At December 31, 2013 the Company had no outstanding debt and $66.3 million of cash. However, due to the seasonal increase in working capital in 2013 the Company borrowed periodically under its line of credit, with such borrowings reaching a high of $21.2 million. Due to the seasonal nature of the business, the Company expects to borrow periodically during 2014.

On January 6, 2014, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, was paid to stockholders of record as of December 20, 2013.

Cash flows provided by financing activities in 2012 of $41.1 million were primarily comprised of the following:

●	A special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $45.0 million.
●	$4.3 million in payments for contingent consideration related to acquisitions.

Partially offset by:

●	$8.2 million in cash and the related tax benefits from the exercise of stock-based compensation.

The Company has a $50.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2013 and 2012), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2013 and 2012) depending on the Company’s performance and financial condition. The Credit Agreement, which was scheduled to expire on January 1, 2016, was amended and extended on February 24, 2014, and now expires on January 1, 2019. In connection with this amendment, the line of credit was increased to $75.0 million. At December 31, 2013 and 2012, the Company had $2.2 million and $3.0 million, respectively in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.8 million at December 31, 2013.

The Company also has a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At December 31, 2013 and 2012, there were no Senior Promissory Notes outstanding. This facility, which was scheduled to expire on February 24, 2014, was amended and extended on February 24, 2014, and now expires on February 24, 2017.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2013. The remaining availability under these facilities was $197.8 million at December 31, 2013. The Company believes the availability under the amended line of credit and “shelf-loan” facility, together with the $66.3 million in cash at December 31, 2013, is more than adequate to finance the Company’s anticipated cash requirements for 2014.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2013 and 2012 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2013 and 2012, the Company was in compliance with all such requirements, and expects to remain in compliance during 2014.

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

Future minimum commitments relating to the Company's contractual obligations at December 31, 2013 were as follows:

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years	Other
Operating leases (a)	$15,253	$3,496	$4,619	$3,533	$3,605	$-
Employment contracts (b)	8,267	5,578	2,099	590	-	-
Deferred compensation (c)	9,673	194	2,702	3,058	1,482	2,237
Royalty agreements and contingent consideration payments (d)	9,793	4,025	3,916	1,852	-	-
Purchase obligations (e)	134,039	131,239	2,474	127	199	-
Taxes (f)	1,553	1,553	-	-	-	-
Total	$178,578	$146,085	$15,810	$9,160	$5,286	$2,237

(a)

In January 2014, the Company entered into a nine year lease with aggregate minimum lease payments of $6.1 million, to consolidate manufacturing operations for efficiency improvements and expand capacity for its furniture and mattress operations. Such amounts are not included in the above amounts.

(b)	Includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.

(c)

Includes amounts payable under deferred compensation arrangements. The Other column represents the liability for deferred compensation for employees that have elected to receive payment upon separation from service from the Company.

(d)

Comprised of estimated future contingent consideration payments for which a liability has been recorded in connection with business acquisitions over the past few years. Excluded from these amounts, because the future payments are not ascertainable, is a license agreement that provides for the Company to pay a royalty of 1 percent of sales of certain slide-out systems, the remaining aggregate amount of which cannot exceed $3.3 million. The Company will pay $0.3 million in 2014 under this license agreement for sales of these slide-out systems in 2013, which is included in these amounts.

(e)

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

CRITICAL ACCOUNTING POLICIES

The Company's Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's Consolidated Financial Statements. Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting policies.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. To the extent actual demand or market conditions in the future differ from original estimates, adjustments to recorded inventory reserves may be required.

Self-Insurance

The Company is self-insured for certain health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by third-party claims administrators. This estimation process is subjective, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required.

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required.

Income Taxes

The Company's tax provision is based on pre-tax income, statutory tax rates, federal and state tax credits, and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.

The Company's accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability, which is reassessed each quarter based upon the Company's forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recognition of a valuation reserve. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets, including Other Intangible Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or the remaining useful life may warrant revision. When such events or circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value would be recorded. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future. Actual results and events could differ significantly from management estimates.

Impairment of Goodwill

Goodwill is evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test as of November 30th each fiscal year. The impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs. If such qualitative factors do not support that the fair value of the reporting unit is greater than the carrying amount, the Company then uses a discounted cash flow model to estimate the fair value of the reporting unit. This model requires the use of long-term forecasts and assumptions regarding industry-specific economic conditions outside the control of the Company. Actual results and events could differ significantly from management estimates.

Contingent Consideration Payments

In connection with several acquisitions, in addition to the cash paid at closing, additional payments could be required depending upon the level of sales generated from certain of the acquired products. The fair value of the aggregate estimated contingent consideration payments has been recorded as a liability in the Consolidated Balance Sheets. Each quarter, the Company is required to re-evaluate the fair value of the liability for the estimated contingent consideration payments for such acquisitions. The fair value of the contingent consideration payments is estimated using a discounted cash flow model. This model involves the use of estimates and significant judgments that are based on a number of factors including sales of certain products, future business plans, economic projections, weighted average cost of capital, and market data. Actual results may differ from forecasted results.

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, environmental liabilities, contingencies and litigation. Establishing reserves for these matters requires management's estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management's current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, actual results and events could differ significantly from management estimates.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience significant increases in its labor costs in 2013 related to inflation.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has historically been exposed to changes in interest rates primarily as a result of its financing activities. At December 31, 2013, the Company had no outstanding borrowings.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. At December 31, 2013, the Company had no derivative instruments outstanding.

The Company has historically been able to obtain sales price increases to offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or the timing of such sales price increases will match raw material cost increases.

Additional information required by this item is included under the caption “Inflation” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Drew Industries Incorporated:

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois

February 28, 2014

Drew Industries Incorporated

Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
(In thousands, except per share amounts)

Net sales	$1,015,576	$901,123	$681,166
Cost of sales	802,467	732,464	541,445
Gross profit	213,109	168,659	139,721
Selling, general and administrative expenses	132,935	109,071	91,173
Executive succession	1,876	1,456	-
Operating profit	78,298	58,132	48,548
Interest expense, net	351	330	292
Income before income taxes	77,947	57,802	48,256
Provision for income taxes	27,828	20,462	18,197
Net income	$50,119	$37,340	$30,059

Net income per common share:
Basic	$2.15	$1.66	$1.35
Diluted	$2.11	$1.64	$1.34

Weighted average common shares outstanding:
Basic	23,321	22,558	22,267
Diluted	23,753	22,828	22,444

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated

Consolidated Balance Sheets

	December 31,
	2013	2012
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$66,280	$9,939
Accounts receivable, net	31,015	21,846
Inventories, net	101,211	97,367
Deferred taxes	12,557	10,073
Prepaid expenses and other current assets	14,467	14,798
Total current assets	225,530	154,023
Fixed assets, net	125,982	107,936
Goodwill	21,545	21,177
Other intangible assets, net	59,392	69,218
Deferred taxes	12,236	14,993
Other assets	8,499	6,521
Total assets	$453,184	$373,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$24,063	$21,725
Dividend payable	46,706	-
Accrued expenses and other current liabilities	47,422	48,055
Total current liabilities	118,191	69,780
Other long-term liabilities	21,380	19,843
Total liabilities	139,571	89,623

Stockholders’ equity
Common stock, par value $.01 per share: authorized 30,000 shares; issued 26,058 shares at December 31, 2013 and 25,376 shares at December 31, 2012	261	254
Paid-in capital	126,360	100,412
Retained earnings	216,459	213,046
Stockholders’ equity before treasury stock	343,080	313,712
Treasury stock, at cost, 2,684 shares at December 31, 2013 and December 31, 2012	(29,467)	(29,467)
Total stockholders’ equity	313,613	284,245
Total liabilities and stockholders’ equity	$453,184	$373,868

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
(In thousands)

Cash flows from operating activities:
Net income	$50,119	$37,340	$30,059
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	27,500	25,665	20,522
Stock-based compensation expense	10,839	6,318	4,587
Deferred taxes	269	(668)	821
Other non-cash items	1,867	654	1,570
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(9,013)	774	(5,007)
Inventories, net	(3,403)	(4,727)	(14,738)
Prepaid expenses and other assets	(2,288)	(10,738)	(1,848)
Accounts payable, trade	2,296	5,983	4,391
Accrued expenses and other liabilities	4,491	12,088	(3,526)
Net cash flows provided by operating activities	82,677	72,689	36,831

Cash flows from investing activities:
Capital expenditures	(32,595)	(32,026)	(24,317)
Acquisitions of businesses	(4,750)	(1,473)	(50,302)
Proceeds from sales of fixed assets	1,444	5,420	1,338
Proceeds from maturity of short-term investments	-	-	5,000
Other investing activities	(154)	(119)	(843)
Net cash flows used for investing activities	(36,055)	(28,198)	(69,124)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	15,175	8,217	1,188
Proceeds from line of credit borrowings	135,452	52,227	130,500
Repayments under line of credit borrowings	(135,452)	(52,227)	(130,500)
Payment of special dividend	-	(45,038)	-
Payment of contingent consideration related to acquisitions	(5,456)	(4,315)	(398)
Purchase of treasury stock	-	-	(626)
Other financing activities	-	-	(167)
Net cash flows provided by (used for) financing activities	9,719	(41,136)	(3)

Net increase (decrease) in cash	56,341	3,355	(32,296)

Cash and cash equivalents at beginning of year	9,939	6,584	38,880
Cash and cash equivalents at end of year	$66,280	$9,939	$6,584

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$364	$369	$284
Income taxes, net of refunds	$26,799	$24,145	$18,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Drew Industries Incorporated

Consolidated Statements of Stockholders' Equity

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)

Balance - December 31, 2010	$247	$79,986	$192,067	$(28,841)	$243,459
Net income	-	-	30,059	-	30,059
Issuance of 151,150 shares of common stock pursuant to stock options and deferred stock units	1	996	-	-	997
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	-	216	-	-	216
Reversal of deferred tax assets due to expiration of vested stock options	-	(2,496)	-	-	(2,496)
Stock-based compensation expense	-	4,587	-	-	4,587
Issuance of 47,506 deferred stock units relating to prior year compensation	-	1,100	-	-	1,100
Purchase of 33,856 share of treasury stock	-	-	-	(626)	(626)
Balance - December 31, 2011	248	84,389	222,126	(29,467)	277,296
Net income	-	-	37,340	-	37,340
Issuance of 550,352 shares of common stock pursuant to stock options, deferred stock units and restricted stock	6	7,853	-	-	7,859
Income tax benefit relating to issuance of common stock pursuant to stock options, deferred stock units and restricted stock	-	270	-	-	270
Stock-based compensation expense	-	6,318	-	-	6,318
Issuance of 7,548 deferred stock units relating to prior year compensation	-	200	-	-	200
Special cash dividend ($2.00 per share)	-	-	(45,038)	-	(45,038)
Dividend equivalents on deferred stock units, stock awards and restricted stock	-	1,382	(1,382)	-	-
Balance - December 31, 2012	254	100,412	213,046	(29,467)	284,245
Net income	-	-	50,119	-	50,119
Issuance of 681,426 shares of common stock pursuant to stock options, deferred stock units and restricted stock	7	13,440	-	-	13,447
Income tax benefit relating to issuance of common stock pursuant to stock options, deferred stock units and restricted stock	-	1,534	-	-	1,534
Stock-based compensation expense	-	10,839	-	-	10,839
Issuance of 3,776 deferred stock units relating to prior year compensation	-	135	-	-	135
Special cash dividend ($2.00 per share)	-	-	(46,706)	-	(46,706)
Balance - December 31, 2013	$261	$126,360	$216,459	$(29,467)	$313,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (collectively, “Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Effective December 2013, the Company completed the tax-free reorganization of Kinro, Inc. and its subsidiaries with and into Lippert Components. Drew, through Lippert Components, manufactures a broad array of components for recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent manufactures components for modular housing, truck caps and buses, as well as for trailers used to haul boats, livestock, equipment and other cargo. At December 31, 2013, the Company operated 31 manufacturing facilities in 11 states.

Because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which we sell our components, current and future seasonal industry trends may be different than in prior years.

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

Accounts Receivable

Accounts receivable are stated at historical carrying value, net of write-offs and allowances. The Company establishes allowances based upon historical experience and any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined the balance will not be collected.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2013, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs. In 2012 and 2011, the impairment tests were based on fair value, determined using discounted cash flows, appraised values or management’s estimates.

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

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are tested for impairment when changes in circumstances indicate their carrying value may not be recoverable. A determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Impairment is measured as the excess of the carrying value over the estimated fair value of such assets.

Asset Retirement Obligations

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. The Company records asset retirement obligations on certain of its owned and leased facilities and leased machinery and equipment. These liabilities are initially recorded at fair value and are adjusted for changes resulting from revisions to the timing or the amount of the original estimate.

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against potentially responsible third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company, and could materially affect operating results when resolved in future periods.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

Stock-Based Compensation

All stock-based compensation awards are expensed over their vesting period, based on fair value. For awards that have a service only vesting condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, which are subject to certain pre-established performance targets, the Company recognizes stock-based compensation expense on a graded-vesting basis to the extent it is probable the performance targets will be met. The fair value for stock options is determined using the Black-Scholes option-pricing model, while the fair values of deferred stock units and restricted stock are based on the market price of the Company’s Common Stock, all on the date the stock-based awards are granted.

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

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $36.4 million, $32.7 million and $24.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

2. SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant.

The RV Segment, which accounted for 88 percent, 87 percent and 84 percent of consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively, manufactures a variety of products used primarily in the production of RVs, including:

●	Steel chassis for towable RVs	●	Aluminum windows and screens
●	Axles and suspension solutions for towable RVs	●	Chassis components
●	Slide-out mechanisms and solutions	●	Furniture and mattresses
●	Thermoformed bath, kitchen and other products	●	Entry, baggage, patio and ramp doors
●	Entry steps	●	Awnings
●	Manual, electric and hydraulic stabilizer and leveling systems	●	Other accessories

The Company also supplies certain of these products to the RV aftermarket. In addition, the Company manufactures components for adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, and truck caps. Approximately 81 percent of the Company’s RV Segment net sales in 2013 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 12 percent, 13 percent and 16 percent of consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively, manufactures a variety of products used in the production of manufactured homes and to a lesser extent, modular housing and mobile office units, including:

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

Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	RV	MH	Total	and Other	Total
2013
Net sales to external customers(a)	$893,694	$121,882	$1,015,576	$-	$1,015,576
Operating profit (loss)(b)	$68,248	$11,926	$80,174	$(1,876)	$78,298
Total assets(c)	$306,139	$32,948	$339,087	$114,097	$453,184
Expenditures for long-lived assets(d)	$34,989	$2,682	$37,671	$-	$37,671
Depreciation and amortization	$24,615	$2,806	$27,421	$79	$27,500

2012
Net sales to external customers(a)	$780,925	$120,198	$901,123	$-	$901,123
Operating profit (loss)(b)	$47,172	$12,416	$59,588	$(1,456)	$58,132
Total assets(c)	$281,728	$35,668	$317,396	$56,472	$373,868
Expenditures for long-lived assets(d)	$30,893	$2,739	$33,632	$-	$33,632
Depreciation and amortization	$22,750	$2,822	$25,572	$93	$25,665

	Segments			Corporate
(Continued - In thousands)	RV	MH	Total	and Other	Total
2011
Net sales to external customers(a)	$570,643	$110,523	$681,166	$-	$681,166
Operating profit(b)	$37,715	$10,833	$48,548	$-	$48,548
Total assets(c)	$268,395	$40,737	$309,132	$41,951	$351,083
Expenditures for long-lived assets(d)	$66,931	$3,378	$70,309	$103	$70,412
Depreciation and amortization	$17,593	$2,834	$20,427	$95	$20,522

(a)

Thor Industries, Inc., a customer of the RV Segment, accounted for 31 percent, 34 percent and 36 percent of the Company’s consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 28 percent, 27 percent and 27 percent of the Company’s consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2013, 2012 and 2011.

(b)	Certain general and administrative expenses are allocated between the segments based upon net sales or operating profit, depending upon the nature of the expense.

(c)

Segment assets include accounts receivable, inventories, fixed assets, goodwill and other intangible assets. Corporate and other assets include cash and cash equivalents, prepaid expenses and other current assets, deferred taxes, and other assets.

(d)

Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $4.8 million, $1.5 million and $45.2 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2013, 2012 and 2011, respectively.

Net sales by product were as follows for the years ended December 31:

(In thousands)	2013	2012	2011
RV Segment:
Chassis, chassis parts and slide-out mechanisms	$493,244	$443,850	$316,580
Windows, doors and screens	181,934	173,436	126,130
Furniture and mattresses	100,196	78,082	67,088
Axles and suspension solutions	69,818	57,275	43,669
Other	48,502	28,282	17,176
Total RV Segment net sales	$893,694	$780,925	$570,643

MH Segment:
Windows, doors and screens	$67,029	$63,655	$58,377
Chassis and chassis parts	38,359	41,874	38,754
Other	16,494	14,669	13,392
Total MH Segment net sales	$121,882	$120,198	$110,523

Total net sales	$1,015,576	$901,123	$681,166

The composition of net sales was as follows for the years ended December 31:

(In thousands)	2013	2012	2011
Net sales:
RV Segment:
RV OEMs
Travel trailers and fifth-wheels	$727,783	$653,478	$497,544
Motorhomes	47,937	34,612	17,492
RV aftermarket	25,334	19,119	14,660
Adjacent industries	92,640	73,716	40,947
Total RV Segment net sales	$893,694	$780,925	$570,643

MH Segment:
Manufactured housing OEMs	$80,245	$80,392	$77,087
Manufactured housing aftermarket	13,719	13,110	13,073
Adjacent industries	27,918	26,696	20,363
Total MH Segment net sales	$121,882	$120,198	$110,523

Total net sales	$1,015,576	$901,123	$681,166

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition in 2014

Innovative Design Solutions, Inc.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $36.0 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales.

Acquisitions in 2013

Fortress Technologies, LLC

On December 13, 2013, the Company acquired the business and certain assets of Fortress Technologies, LLC (“Fortress”). Fortress is a manufacturer of specialized RV chassis. The acquired business had annualized sales of approximately $3 million. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$3,299

Working capital, net	$(111)
Net tangible assets	3,410
Total fair value of net assets acquired	$3,299

Midstates Tool & Die and Engineering, Inc.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”). Midstates is a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of approximately $2 million. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$1,451

Working capital, net	$20
Non-compete agreement	40
Net tangible assets	1,023
Total fair value of net assets acquired	$1,083

Goodwill (tax deductible)	$368

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

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total

Accumulated cost	$48,773	$9,251	$58,024
Accumulated impairment	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2010	7,497	-	7,497
Acquisitions – 2011	12,228	774	13,002
Net balance – December 31, 2011	19,725	774	20,499
Acquisitions – 2012	678	-	678
Net balance – December 31, 2012	20,403	774	21,177
Acquisitions – 2013	368	-	368
Net balance – December 31, 2013	$20,771	$774	$21,545

Accumulated cost	$62,047	$10,025	$72,072
Accumulated impairment	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2013	$20,771	$774	$21,545

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30 2013, 2012 and 2011, and concluded no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2014, or sooner if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31:

(In thousands)	2013	2012

RV Segment	$56,954	$66,191
MH Segment	2,438	3,027
Other intangible assets	$59,392	$69,218

Other intangible assets consisted of the following at December 31, 2013:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$21,999	$28,106	6 to 16
Patents	41,651	18,461	23,190	3 to 19
Tradenames	7,959	5,976	1,983	5 to 15
Non-compete agreements	3,866	2,210	1,656	3 to 6
Purchased research and development	4,457	-	4,457	Indefinite
Other intangible assets	$108,038	$48,646	$59,392

   Other intangible assets consisted of the following at December 31, 2012:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years

Customer relationships	$50,105	$17,857	$32,248	3 to 16
Patents	41,507	14,850	26,657	2 to 19
Tradenames	7,959	4,525	3,434	5 to 15
Non-compete agreements	4,989	2,567	2,422	1 to 7
Purchased research and development	4,457	-	4,457	Indefinite
Other intangible assets	$109,017	$39,799	$69,218

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2013	2012	2011

Cost of sales	$3,610	$4,492	$3,393
Selling, general and administrative expenses	6,398	6,760	4,958
Amortization expense	$10,008	$11,252	$8,351

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2014	2015	2016	2017	2018

Cost of sales	$3,890	$4,028	$4,175	$3,816	$3,081
Selling, general and administrative expense	5,217	4,566	3,696	3,331	3,037
Amortization expense	$9,107	$8,594	$7,871	$7,147	$6,118

4. ACCOUNTS RECEIVABLE

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31:

(In thousands)	2013	2012	2011

Balance at beginning of period	$677	$858	$499
Provision for doubtful accounts	194	304	72
Additions related to acquired businesses	5	-	129
Recoveries	1	8	340
Accounts written off	(172)	(493)	(182)
Balance at end of period	$705	$677	$858

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.3 million at December 31, 2013 and 2012, respectively.

5. INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2013	2012

Raw materials	$84,279	$78,434
Work in process	3,038	2,074
Finished goods	13,894	16,859
Inventories, net	$101,211	$97,367

6. FIXED ASSETS

Fixed assets consisted of the following at December 31:

(In thousands)	2013	2012	Estimated Useful Life in Years

Land	$12,018	$10,445
Buildings and improvements	76,577	69,805	10 to 40
Leasehold improvements	2,044	1,329	3 to 10
Machinery and equipment	130,461	109,582	3 to 15
Furniture and fixtures	17,745	13,738	3 to 8
Construction in progress	2,771	6,190
Fixed assets, at cost	241,616	211,089
Less accumulated depreciation and amortization	115,634	103,153
Fixed assets, net	$125,982	$107,936

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2013	2012	2011

Cost of sales	$14,667	$11,886	$10,130
Selling, general and administrative expenses	2,773	2,475	1,990
Total	$17,440	$14,361	$12,120

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2013	2012

Employee compensation and benefits	$18,583	$18,490
Warranty	11,731	9,125
Sales rebates	4,773	5,711
Current portion of contingent consideration related to acquisitions	3,462	5,429
Other	8,873	9,300
Accrued expenses and other current liabilities	$47,422	$48,055

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2013	2012	2011

Balance at beginning of period	$12,729	$8,640	$5,892
Provision for warranty expense	13,874	12,383	6,750
Warranty liability from acquired businesses	21	8	563
Warranty costs paid	(9,299)	(8,302)	(4,565)
Total accrued warranty	17,325	12,729	8,640
Less long-term portion	5,594	3,604	2,758
Current accrued warranty	$11,731	$9,125	$5,882

8. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $1.4 million, $1.1 million and $1.0 million to this plan during the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $1.7 million, $1.9 million and $2.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.2 million and $0.6 million from the Plan during the years ended December 31, 2013, and 2011, respectively. There were no participant withdrawals in 2012. At December 31, 2013 and 2012, deferred compensation of $9.4 million and $7.0 million, respectively, was recorded in other long-term liabilities, and at December 31, 2013, deferred compensation of $0.2 million was recorded in accrued expenses and other current liabilities.

9. LONG-TERM INDEBTEDNESS

The Company had no debt outstanding at December 31, 2013 and 2012.

The Company has a $50.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”). The maximum borrowings under the Company’s line of credit can be increased by $20.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, but not less than 2.5 percent, plus additional interest up to 0.8 percent (0 percent at December 31, 2013 and 2012), or (ii) LIBOR plus additional interest ranging from 2.0 percent to 2.8 percent (2.0 percent at December 31, 2013 and 2012) depending on the Company’s performance and financial condition. The Credit Agreement, which was scheduled to expire on January 1, 2016, was amended and extended on February 24, 2014, and now expires on January 1, 2019. In connection with this amendment, the line of credit was increased to $75.0 million. At December 31, 2013 and 2012, the Company had $2.2 million and $3.0 million, respectively in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $47.8 million at December 31, 2013.

The Company also has a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At December 31, 2013 and 2012, there were no Senior Promissory Notes outstanding. This facility, which was scheduled to expire on February 24, 2014, was amended and extended on February 24, 2014, and now expires on February 24, 2017.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2013. The remaining availability under these facilities was $197.8 million at December 31, 2013. The Company believes the availability under the amended line of credit and “shelf-loan” facility, together with the $66.3 million in cash at December 31, 2013, is more than adequate to finance the Company’s anticipated cash requirements for 2014.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2013 and 2012 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2013 and 2012, the Company was in compliance with all such requirements, and expects to remain in compliance during 2014.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

10. INCOME TAXES

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2013	2012	2011
Current:
Federal	$23,430	$17,483	$13,875
State	4,129	3,647	3,501
Total current provision	$27,559	$21,130	$17,376
Deferred:
Federal	68	(298)	590
State	201	(370)	231
Total deferred provision	$269	$(668)	$821
Provision for income taxes	$27,828	$20,462	$18,197

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2013	2012	2011

Income tax at federal statutory rate	$27,281	$20,231	$16,889
State income taxes, net of federal income tax impact	2,815	2,130	2,426
Manufacturing credit pursuant to Jobs Creation Act	(1,444)	(1,101)	(828)
Other	(824)	(798)	(290)
Provision for income taxes	$27,828	$20,462	$18,197

At December 31, 2013, federal and state income taxes receivable of $3.7 million were included in prepaid expenses and other current assets. At December 31, 2012, federal income taxes receivable of $2.7 million were included in prepaid expenses and other current assets, and state income taxes payable of $0.2 million were included in accrued expenses and other current liabilities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2013	2012
Deferred tax assets:
Goodwill and other intangible assets	$15,024	$15,768
Stock-based compensation	5,116	4,272
Deferred compensation	3,722	2,713
Warranty	3,477	2,423
Inventory	3,245	3,248
Other	4,048	2,911
Total deferred tax assets	34,632	31,335
Deferred tax liabilities:
Fixed assets	(9,839)	(6,269)
Net deferred tax assets	$24,793	$25,066

The Company concluded it is more likely than not that the deferred tax assets at December 31, 2013 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

Excess tax benefits on stock-based compensation of $1.5 million, $0.3 million and $0.2 million were credited directly to stockholders' equity during the years ended December 31, 2013, 2012 and 2011, respectively, relating to tax benefits which exceeded the compensation cost for stock-based compensation recognized in the Consolidated Financial Statements.

In 2011, the Company reversed $2.5 million of deferred tax assets related to the expiration of vested stock options granted in prior years. This reversal was recorded as a reduction of stockholders’ equity, against the pool of available excess tax benefits from prior exercises of stock-based compensation. At December 31, 2013, the remaining pool of excess tax benefits from prior exercises of stock-based compensation in stockholders’ equity was $11.3 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2013	2012	2011

Balance at beginning of period	$1,701	$2,185	$2,213
Changes in tax positions of prior years	(29)	(297)	(341)
Additions based on tax positions related to the current year	676	385	313
Payments	(126)	-	-
Closure of tax years	(853)	(572)	-
Balance at end of period	$1,369	$1,701	$2,185

In addition, the total amount of accrued interest and penalties related to taxes was $0.2 million, $0.4 million and $0.6 million at December 31, 2013, 2012 and 2011, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $1.0 million, $1.2 million and $1.6 million at December 31, 2013, 2012 and 2011, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state taxing authorities. The IRS and other taxing authorities may challenge certain deductions and positions reported by the Company on its income tax returns. For federal income tax purposes, the tax years 2011 and 2012 remain subject to examination. For Indiana state income tax purposes, the tax years 2010 through 2012 remain subject to examination. Approximately 80 percent of the Company’s operations are located in Indiana.

The Company has assessed its risks associated with all tax return positions, and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2014. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2013, would not be material to the Company’s financial position or annual results of operations.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2013 are as follows (in thousands):

2014	$3,496
2015	2,518
2016	2,101
2017	1,867
2018	1,666
Thereafter	3,605
Total minimum lease payments	$15,253

In January 2014, the Company entered into a nine year operating lease with aggregate minimum lease payments of $6.1 million to consolidate manufacturing operations for efficiency improvements and expand capacity for its furniture and mattress operations.

Rent expense for operating leases was $7.1 million, $5.6 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2013 and 2012, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.5 percent and 14.9 percent, respectively.

The following table summarizes the contingent consideration liability as of December 31, 2013:

Acquisition (In thousands)	Estimated Remaining Payments		Fair Value of Estimated Remaining Payments
Schwintek products	$5,188	(a)	$3,871
Level-Up® six-point leveling system	4,033	(b)	3,327
Other acquired products	240	(c)	216
Total	$9,461		$7,414

(a)

The remaining contingent consideration for two of the three products expires in March 2014. Contingent consideration for the remaining product will cease five years after the product is first sold to customers. Two of the three products acquired have a combined remaining maximum contingent consideration of $4.4 million, of which the Company estimates $2.1 million will be paid. Other than expiration of the contingent consideration period, the remaining product has no maximum contingent consideration.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2013	2012	2011
Beginning balance	$11,519	$14,561	$12,104
Acquisitions	-	67	1,090
Payments	(5,456)	(4,315)	(398)
Accretion(a)	1,308	1,756	1,886
Fair value adjustments(a)	43	(550)	(121)
Total ending balance	7,414	11,519	14,561
Less current portion in accrued expenses and other current liabilities	(3,462)	(5,429)	(3,292)
Total long-term portion in other long-term liabilities	$3,952	$6,090	$11,269

(a)	Recorded in selling, general and administrative expense in the Consolidated Statements of Income.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2013, would not be material to the Company’s financial position or annual results of operations.

Executive Succession and Severance

On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chairman and Chief Executive Officer of Lippert Components, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.5 million in the fourth quarter of 2012 and $1.9 million in the first six months of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. No charges were recorded in the second half of 2013, and no other related charges are expected. The liability for executive succession and severance obligations will be paid through 2015. During the third quarter of 2013, the transition and corporate office relocation were completed. As a result, the Company expects to save an estimated $2 million annually in general and administrative costs.

Unrelated to the executive succession, the Company incurred severance and relocation costs of $0.5 million, $0.2 million, and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively, which were recorded in selling, general and administrative expenses in the Consolidated Statements of Income.

The liability for executive succession and severance obligations, which will be paid through 2015, was recorded as follows at December 31:

(In thousands)	2013	2012	2011
Other accrued expenses and current liabilities	$1,064	$1,778	$449
Other long-term liabilities	315	671	1,028
Total executive succession and severance liability	$1,379	$2,449	$1,477

12. STOCKHOLDERS' EQUITY

Special Dividend

On January 6, 2014, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, was paid to stockholders of record as of December 20, 2013. On December 20, 2012, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $45.0 million, was paid to stockholders of record as of December 10, 2012. In connection with these special dividends, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per deferred stock unit, restricted stock or stock, representing $1.4 million in total for each special dividend. In connection with these special cash dividends, the exercise price of all outstanding stock options was reduced by $2.00 per share. These reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

Stock-Based Awards

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, as Amended and Restated (the “Equity Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and other eligible persons Common Stock-based awards, such as stock options, restricted stock and deferred stock units. All such awards granted under the Equity Plan must be approved by the Compensation Committee of Drew’s Board of Directors (the “Committee”). The Committee determines the period for which all such awards may be exercisable, but in no event may such an award be exercisable more than 10 years from the date of grant. The number of shares available under the Equity Plan, and the exercise price of all such awards granted under the Equity Plan, are subject to adjustments by the Committee to reflect stock splits, dividends, recapitalization, mergers, or other major corporate actions. The number of shares available for granting awards was 246,368, 688,712 and 1,361,718 at December 31, 2013, 2012 and 2011, respectively.

Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2013	2012	2011
Stock options	$2,325	$2,836	$3,218
Deferred stock units	5,425	1,888	1,264
Restricted stock	911	849	105
Stock awards	2,178	745	-
Stock-based compensation expense	$10,839	$6,318	$4,587

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line that cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, for the years ended December 31, 2013, 2012 and 2011, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $0.1 million, $0.2 million and $1.1 million, respectively. In February 2014, the Company issued 43,188 deferred stock units at $45.98 per share, or $2.0 million, to certain officers in lieu of cash for a portion of their 2013 salary and incentive compensation in accordance with their compensation arrangements.

The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2011
Risk-free interest rate	0.71%
Expected volatility	55.20%
Expected life (years)	4.1
Contractual life (years)	6.0
Dividend yield	N/A
Fair value of stock options granted	$10.02

The fair value of deferred stock units, restricted stock and stock grants was the market price of the Company’s Common Stock on the grant date.

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

Outstanding stock options expire six years from the date of grant, and either vest ratably over the service period of five years for employees or, for certain executive officers, based on achievement of specified performance conditions. As a result of the Company’s executive succession and corporate relocation, the vesting of certain stock options was accelerated pursuant to contractual obligations with certain employees whose employment terminated as a result of the relocation to Indiana.

Transactions in stock options under the Equity Plan are summarized as follows:

	Number of Option Shares	Stock Option Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,996,490	$10.09 - 31.11	$21.70
Granted	345,000	$23.17	$23.17
Exercised	(87,300)	$10.09 - 19.67	$11.39
Forfeited	(100,900)	$10.09 - 31.11	$22.37
Expired	(342,640)	$26.83 - 27.21	$26.87
Outstanding at December 31, 2011	1,810,650	$10.09 - 31.11	$21.46
Exercised	(422,131)	$8.09 - 31.11	$19.13
Forfeited	(67,700)	$10.09 - 31.11	$22.61
Reduction for cash dividend	-	$8.09 - 29.11	$(2.00)
Outstanding at December 31, 2012	1,320,819	$8.09 - 29.11	$19.92
Exercised	(574,288)	$8.09 - 29.11	$23.04
Forfeited	(22,870)	$8.09 - 29.11	$19.36
Reduction for cash dividend	-	$6.09 - 19.17	$(2.00)
Outstanding at December 31, 2013	723,661	$6.09 - 19.17	$15.46
Exercisable at December 31, 2013	388,521	$6.09 - 19.17	$13.64

In 2013 and 2012, the Company granted deferred stock units in lieu of stock options.

Additional information for the exercise of stock options is as follows for the years ended December 31:

(In thousands)	2013	2012	2011
Intrinsic value of stock options exercised	$9,062	$4,838	$1,079
Cash receipts from stock options exercised	$13,231	$8,075	$997
Income tax benefits from stock option exercises	$3,473	$1,852	$422
Grant date fair value of stock options vested	$2,252	$2,814	$3,207

The following table summarizes information about stock options outstanding at December 31, 2013:

Exercise Price	Option Shares Outstanding	Remaining Life in Years	Option Shares Exercisable
$6.09	70,200	0.9	70,200
$7.53	400	0.9	400
$8.72	37,500	1.0	37,500
$15.49	131,181	1.9	94,281
$15.67	252,700	2.9	139,100
$19.17	231,680	3.9	47,040
Total Shares	723,661(a)		388,521(a)

(a)

  The aggregate intrinsic value for option shares outstanding and option shares exercisable is $25.9 million and $14.6 million, respectively. The weighted average remaining term for option shares outstanding and option shares exercisable is 2.7 years and 2.2 years, respectively. Recorded in selling, general and administrative expense in the Consolidated Statements of Operations.

As of December 31, 2013, there was $2.7 million of total unrecognized compensation costs related to unvested stock options, which are expected to be recognized over a weighted average remaining period of 2.4 years.

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

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. As a result of the Company’s executive succession and corporate relocation, the vesting of certain deferred stock units was accelerated pursuant to contractual obligations with certain employees whose employment terminated as a result of the relocation to Indiana. In addition, DSUs are issued in lieu of cash compensation.

Transactions in DSUs under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2010	266,216	$5.50 - 40.68
Issued	79,714	$18.67 - 25.48
Granted	53,450	$23.17
Forfeited	(2,660)	$20.89 - 23.49
Exercised	(27,587)	$6.16 - 25.06
Outstanding at December 31, 2011	369,133	$5.50 - 40.68
Issued	23,713	$24.53 - 32.07
Granted	282,925	$26.54 - 30.50
Dividend equivalents	34,568	$33.32
Exercised	(96,585)	$5.50 - 40.68
Outstanding at December 31, 2012	613,754	$6.16 - 33.32
Issued	32,462	$33.84 - 48.53
Granted	140,461	$36.58 - 50.85
Forfeited	(4,505)	$30.50
Exercised	(89,211)	$20.20 - 30.65
Outstanding at December 31, 2013	692,961	$6.16 - 50.85

As of December 31, 2013, there was $8.9 million of total unrecognized compensation costs related to DSUs, which is expected to be recognized over a weighted average remaining period of 2.3 years.

Restricted Stock

The Equity Plan provides for the grant of restricted stock to directors, employees and other eligible persons. The restriction period is established by the Committee, but may not be less than one year. Holders of restricted stock have all the rights of a stockholder of the Company, including the right to vote and the right to receive dividends granted to holders of the Common Stock, payable in additional shares of restricted stock, and subject to the same vesting criteria as the original grant. All shares of restricted stock are not transferable during the restriction period, which lapses one year from the date of grant. Restricted stock grants, which were all made to directors, were as follows (in thousands except share and per share amounts):

	2013	2012	2011
Granted	17,885	29,841	36,260
Stock price	$50.89	$30.50	$23.17
Fair value of stock granted	$910	$910	$840

As of December 31, 2013, there was $0.8 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Stock Awards

In accordance with the Executive Employment and Non-Competition Agreements for 2012 – 2014 with two of the Company’s named executive officers, they are entitled to receive an annual long-term award consisting of the right to earn an aggregate of 85,000 shares of Common Stock. In accordance with compensation arrangements for 2013 – 2014 with certain other officers of the Company, they are entitled to receive an annual long-term award consisting of the right to earn an aggregate of 18,500 shares of the Common Stock. All of these shares are earned during the subsequent three year period based on growth in the Company’s earnings per diluted share over that same three year period. As of December 31, 2013, there was $2.9 million of total unrecognized compensation costs related to outstanding stock awards, which is expected to be recognized over a weighted average remaining period of 1.8 years. The grant date fair value of the January 1, 2014 awards was $5.2 million.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2013	2012	2011
Weighted average shares outstanding for basic earnings per share	23,321	22,558	22,267
Common stock equivalents pertaining to stock options and deferred stock units	432	270	177
Weighted average shares outstanding for diluted earnings per share	23,753	22,828	22,444

The weighted average diluted shares outstanding for the years ended December 31, 2013, 2012 and 2011, exclude the effect of 303,240, 426,788 and 1,311,330 shares of common stock, respectively, subject to stock options and deferred stock units. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

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

	Shares	Weighted Average Price Per Share	Cost
Purchases through 2010	501,279	$18.70	$9,374
Purchases in 2011	33,856	$18.44	$626
Total purchases	535,135	$18.64	$10,000

13. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31:

	2013				2012
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$6,535	$6,535	$-	$-	$4,540	$4,540	$-	$-
Derivative instruments	-	-	-	-	223	-	223	-
Total assets	$6,535	$6,535	$-	$-	$4,763	$4,540	$223	$-

Liabilities
Contingent consideration	$7,414	$-	$-	$7,414	$11,519	$-	$-	$11,519
Deferred compensation	9,673	9,673	-	-	7,015	7,015	-	-
Total liabilities	$17,087	$9,673	$-	$7,414	$18,534	$7,015	$-	$11,519

Deferred Compensation

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). The amounts deferred under the Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. The Company invests 65 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities were valued using a market approach based on the quoted market prices of identical instruments. For further information on deferred compensation, see Note 8 of the Notes to Consolidated Financial Statements.

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next three years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 25 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 11 of the Notes to Consolidated Financial Statements.

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

Derivative Instruments

At December 31, 2013, the Company had no derivative instruments outstanding. While outstanding, these derivative instruments were considered to be economic hedges of the underlying movement in the price of aluminum, but were not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Consolidated Statements of Income. At December 31, 2012, the $0.2 million corresponding asset was recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets. During 2013, derivative instruments for 4.7 million pounds of aluminum were settled at a loss of $0.3 million, which was recorded in cost of sales in the Consolidated Statements of Income.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses recognized during the years ended December 31:

	2013		2012		2011
(In thousands)	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses
Assets
Vacant owned facilities	$3,197	$145	$5,009	$523	$10,031	$-
Other intangible assets	-	-	-	1,228	-	-
Net assets of acquired businesses	4,382	-	1,345	-	38,389	-
Total assets	$7,579	$145	$6,354	$1,751	$48,420	$-

Liabilities
Vacant leased facilities	$-	$-	$-	$50	$399	$203
Total liabilities	$-	$-	$-	$50	$399	$203

Vacant Owned Facilities

During 2013, 2012 and 2011, the Company reviewed the recoverability of the carrying value of its vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During 2013, the fair value of two vacant owned facilities did not exceed its carrying value; therefore an impairment charge of $0.1 million was recorded in selling, general and administrative expenses in the Consolidated Statements of Income. A sale agreement has been signed on one facility, with closing scheduled for the first quarter of 2014. During 2013, the Company sold one of the facilities previously recorded as a vacant facility and reopened two facilities. At December 31, 2013, the Company had three vacant owned facilities, with an estimated combined fair value of $3.6 million and a combined carrying value of $3.2 million, including the one scheduled for closing in the first quarter of 2014, classified in fixed assets in the Consolidated Balance Sheets.

During 2012, the carrying value of five vacant owned facilities exceeded their fair value; therefore an impairment charge of $0.5 million was recorded. During 2012, the Company sold at a gain of $0.8 million two of the facilities previously recorded as vacant facilities and reopened another. At December 31, 2012, the Company had four vacant owned facilities, with a combined carrying value of $5.0 million, classified in fixed assets in the Consolidated Balance Sheets.

During 2011, the fair value of six vacant owned facilities exceeded their carrying value; therefore no impairment charges were recorded. At December 31, 2011, the Company had six vacant owned facilities with a combined carrying value of $10.0 million, classified in fixed assets in the Consolidated Balance Sheets.

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

Vacant Leased Facilities

The Company recorded charges of $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, in selling, general and administrative expenses in the Consolidated Statements of Income related to the exit from leased facilities.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2013
Net sales	$252,586	$287,192	$250,851	$224,947	$1,015,576
Gross profit	$47,591	$61,433	$56,126	$47,959	$213,109
Income before income taxes	$13,470	$25,623	$22,754	$16,100	$77,947
Net income	$8,372	$15,865	$14,805	$11,077	$50,119

Net income per common share:
Basic	$0.36	$0.68	$0.63	$0.47	$2.15
Diluted	$0.36	$0.67	$0.62	$0.46	$2.11

Stock market price:
High	$38.67	$41.25	$45.54	$54.21	$54.21
Low	$33.34	$34.13	$39.60	$45.86	$33.34
Close (at end of quarter)	$36.31	$39.32	$45.54	$51.20	$51.20

Year ended December 31, 2012
Net sales	$223,552	$251,014	$226,323	$200,234	$901,123
Gross profit	$44,823	$46,423	$41,542	$35,871	$168,659
Income before income taxes	$17,299	$18,912	$14,832	$6,759	$57,802
Net income	$11,116	$11,708	$9,771	$4,745	$37,340

Net income per common share:
Basic	$0.50	$0.52	$0.43	$0.21	$1.66
Diluted	$0.49	$0.52	$0.43	$0.21	$1.64

Stock market price:
High	$29.84	$30.02	$30.86	$33.32	$33.32
Low	$24.67	$25.83	$25.82	$29.48	$24.67
Close (at end of quarter)	$27.31	$27.85	$30.21	$32.25	$32.25

The sum of per share amounts for the four quarters may not equal the total per share amounts for the year as a result of changes in the weighted average common shares outstanding or rounding.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.   CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its disclosure controls and procedures to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued their attestation report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

/s/ Jason D. Lippert	/s/ Joseph S. Giordano III
Chief Executive Officer	Chief Financial Officer and Treasurer

(b)     Report of the Independent Registered Public Accounting Firm.

The attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data.”

(c)     Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors” and “Corporate Governance – Board Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014 (the “2014 Proxy Statement”) and from the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2014 Proxy Statement.

The Company has adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charter and Key Practices of the Company’s Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, are available on the Company’s website at www.drewindustries.com. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, Drew Industries Incorporated, 3501 County Road 6 East, Elkhart, Indiana 46514.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” and “Director Compensation” in the Company’s 2014 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Certain Beneficial Owners and Management” and “Proposal 2. Amendment of Equity Award and Incentive Plan – Equity Compensation Plan Information” in the Company’s 2014 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters – Board of Directors” in the Company’s 2014 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the proposal entitled “Appointment of Auditors – Fees for Independent Auditors” in the Company’s 2014 Proxy Statement.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed:

(1) Financial Statements.

(2) Exhibits. See Item 15 (b) – “List of Exhibits” incorporated herein by reference.

(b)	Exhibits – List of Exhibits.

Exhibit Number	Description

3.1

Drew Industries Incorporated Restated Certificate of Incorporation (incorporated by reference to Exhibit III to the Proxy Statement – Prospectus constituting Part I of the Drew National Corporation and Drew Industries Incorporated Registration Statement on Form S-14 (Registration No. 2-94693)).

3.2	Drew Industries Incorporated By-laws, as amended (incorporated by reference to the Exhibit bearing the same number included in the Registrant’s Form 8-K filed on November 19, 2008).

10.221

Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 99.1 included in the Registrant’s Form 8-K filed on February 9, 2005).

10.231†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on January 9, 2009).

10.233

Second Amended and Restated Credit Agreement dated as of November 25, 2008 by and among Kinro, Inc., Lippert Components, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank, N.A. individually and as Documentation Agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on December 2, 2008).

10.257

First Amendment dated February 24, 2011 to the Second Amended and Restated Credit Agreement dated as of November 25, 2008 among Kinro, Inc., Lippert Components, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank, N.A. individually and as Documentation Agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on February 25, 2011).

10.259†

Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit A included in the Registrant’s Definitive Schedule 14A filed on April 8, 2011).

10.261†

Executive Compensation and Non-Competition Agreement between Registrant and Fredric M. Zinn, dated February 8, 2012 (incorporated by reference to Exhibit 10(iii)(A) included in the Registrant’s Form 8-K filed on February 9, 2012).

Exhibit Number	Description

10.263†

Executive Compensation and Non-Competition Agreement between Registrant and Joseph S. Giordano III, dated February 10, 2012 (incorporated by reference to Exhibit 10(iii)(A) included in the Registrant’s Form 8-K filed on February 13, 2012).

10.267†

Amended and Restated Change in Control Agreement between Registrant and Joseph S. Giordano, III, dated April 9, 2012 (incorporated by reference to Exhibit 10.04 included in the Registrant’s Form 8-K filed on April 10, 2012).

10.268†	Change in Control Agreement between Registrant and Jason D. Lippert, dated April 9, 2012 (incorporated by reference to Exhibit 10.02 included in the Registrant’s Form 8-K filed on April 10, 2012).

10.269†	Change in Control Agreement between Registrant and Scott T. Mereness, dated April 9, 2012 (incorporated by reference to Exhibit 10.03 included in the Registrant’s Form 8-K filed on April 10, 2012).

10.270†

Amended and Restated Executive Employment and Non-Competition Agreement among Drew Industries Incorporated, Lippert Components Manufacturing, Inc., Kinro Manufacturing, Inc. and Jason D. Lippert, dated February 26, 2013 (incorporated by reference to Exhibit 10(iii)(A) included in the Registrant’s Form 8-K filed on February 26, 2013).

10.271†

Amended and Restated Executive Employment and Non-Competition Agreement among Drew Industries Incorporated, Lippert Components Manufacturing, Inc., Kinro Manufacturing, Inc. and Scott T Mereness, dated March 4, 2013 (incorporated by reference to Exhibit 10(iii)(A) included in the Registrant’s Form 8-K filed on March 5, 2013).

10.272†

Amendment to Executive Compensation and Non-Competition Agreement between Registrant and Joseph S. Giordano III, dated April 10, 2013 (incorporated by reference to Exhibit 10(iii)(A) included in the Registrant’s Form 8-K filed on April 11, 2013).

10.273†

Amendment to Change in Control Agreement between Registrant and Jason D. Lippert, dated May 10, 2013 (incorporated by reference to Exhibit 10(ii)(A)-2 included in the Registrant’s Form 8-K filed on May 10, 2013).

10.274†

Amendment to Change in Control Agreement between Registrant and Scott T. Mereness, dated May 10, 2013 (incorporated by reference to Exhibit 10(ii)(A)-3 included in the Registrant’s Form 8-K filed on May 10, 2013).

10.275†

Amendment to Amended and Restated Change in Control Agreement between Registrant and Joseph S. Giordano III, dated May 10, 2013 (incorporated by reference to Exhibit 10(ii)(A)-4 included in the Registrant’s Form 8-K filed on May 10, 2013).

10.276†	Severance Agreement between Registrant and Robert A. Kuhns, dated February 11, 2014 (incorporated by reference to Exhibit 10(iii)(A) included in the Registrant’s Form 8-K filed on February 14, 2014).

Exhibit Number	Description

10.277†	Description of 2014 executive compensation arrangement between Registrant and Robert A. Kuhns (incorporated by reference to Item 5.02 included in the Registrant’s Form 8-K filed on February 14, 2014).

10.278†*	Change in Control Agreement between Registrant and Robert A. Kuhns, dated April 4, 2013, as amended May 20, 2013.

10.279

Second Amendment dated as of February 24, 2014 to Second Amended and Restated Credit Agreement dated as of November 25, 2008 among Kinro, Inc., Lippert Components, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank N.A., individually and as Documentation Agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on February 27, 2014).

10.280

Restated Revolving Credit Note dated as of February 24, 2014 by Lippert Components, Inc., payable to the order of JPMorgan Chase Bank, N.A. in the principal amount of Forty-Five Million ($45,000,000) Dollars (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on February 27, 2014).

10.281

Restated Revolving Credit Note dated as of February 24, 2014 by Lippert Components, Inc., payable to the order of Wells Fargo Bank, N.A. in the principal amount of Thirty Million ($30,000,000) Dollars (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on February 27, 2014).

10.282

Third Amended and Restated Pledge and Security Agreement dated as of February 24, 2014, made by Drew Industries Incorporated, Lippert Components, Inc. and Lippert Components Manufacturing, Inc., in favor of JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on February 27, 2014).

10.283

Third Amended and Restated Company Guarantee Agreement dated as of February 24, 2014, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed February 27, 2014).

10.284

Third Amended and Restated Subsidiary Guarantee Agreement dated as of February 24, 2014, made by each direct and indirect subsidiary of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on February 27, 2014).

10.285

Third Amended and Restated Subordination Agreement dated as of February 24, 2014, made by Drew Industries Incorporated and each direct and indirect subsidiary of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed February 27, 2014).

Exhibit Number	Description

10.286

Third Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 24, 2014, by and among Prudential Investment Management, Inc. and Affiliates, and Lippert Components, Inc., guaranteed by Drew Industries Incorporated (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed February 27, 2014).

10.287

Form of Shelf Note of Lippert Components, Inc. pursuant to the Third Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed February 27, 2014).

10.288

Amended and Restated Parent Guarantee Agreement dated as of February 24, 2014, made by Drew Industries Incorporated in favor of Prudential Investment Management, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed February 27, 2014).

10.289

Amended and Restated Subsidiary Guarantee Agreement dated as of February 24, 2014, made by each direct and indirect subsidiary (other than Lippert Components, Inc.) of Drew Industries Incorporated, in favor of Prudential Investment Management, Inc. and each of the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed February 27, 2014).

10.290

Amended and Restated Pledge and Security Agreement dated as of February 24, 2014, made by Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Manufacturing, Inc. and the other Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Trustee for the benefit of the Noteholders (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed February 27, 2014).

10.291

Amended and Restated Subordination Agreement dated as of February 24, 2014, made by Lippert Components, Inc., Drew Industries Incorporated and each direct and indirect subsidiary of Drew Industries Incorporated, with and in favor of Prudential Investment Management, Inc. and each of the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed February 27, 2014).

10.292

Amended and Restated Collateralized Trust Agreement dated as of February 24, 2014, by and among Lippert Components, Inc. and Prudential Investment Management, Inc. and each of the Noteholders thereto from time to time, and JPMorgan Chase Bank, N.A. as Trustee for the Noteholders (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed February 27, 2014).

10.293

Second Amended and Restated Intercreditor Agreement dated as of February 24, 2014 by and among Prudential Investment Management, Inc. and Affiliates, JPMorgan Chase Bank, N.A. (as Lender and Administrative Agent), Wells Fargo Bank, N.A. (as Lender), and JPMorgan Chase Bank, N.A. (as Collateral Agent and Trustee) (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed February 27, 2014).

14.1*	Code of Ethics for Senior Financial Officers.

14.2*	Guidelines for Business Conduct.

Exhibit Number	Description

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Powers of Attorney (included on the signature page of this Report).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data Files.

*Filed herewith

†Denotes a compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014	DREW INDUSTRIES INCORPORATED

	By:	/s/ Jason D. Lippert
Jason D. Lippert
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Each person whose signature appears below hereby authorizes Jason D. Lippert and Joseph S. Giordano III, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints Jason D. Lippert and Joseph S. Giordano III, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.

Date	Signature	Title

February 28, 2014	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 28, 2014	By: /s/ Joseph S. Giordano III (Joseph S. Giordano III)	Chief Financial Officer and Treasurer (principal financial officer)

February 28, 2014	By: /s/ Brian M. Hall (Brian M. Hall)	Corporate Controller (principal accounting officer)

February 28, 2014	By: /s/ Leigh J. Abrams (Leigh J. Abrams)	Chairman of the Board of Directors

February 28, 2014	By: /s/ James F. Gero (James F. Gero)	Lead Director

February 28, 2014	By: /s/ Edward W. Rose, III (Edward W. Rose, III)	Director

February 28, 2014	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

February 28, 2014	By: /s/ David A. Reed (David A. Reed)	Director

February 28, 2014	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director

February 28, 2014	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director