Form 10-Q
period 2014-03-31
DREW INDUSTRIES INC
filed 2014-05-09
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No___

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer X Accelerated filer __ Non-accelerated filer ___ (Do not check if a smaller reporting company) Smaller reporting company ___

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___   No X

The number of shares outstanding of the registrant's common stock, as of the latest practicable date (May 1, 2014) was 23,625,918 shares of common stock.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
(In thousands, except per share amounts)

Net sales	$285,377	$252,586
Cost of sales	222,177	204,995
Gross profit	63,200	47,591
Selling, general and administrative expenses	37,154	32,860
Executive succession	—	1,143
Operating profit	26,046	13,588
Interest expense, net	120	118
Income before income taxes	25,926	13,470
Provision for income taxes	9,762	5,098
Net income	$16,164	$8,372

Net income per common share:
Basic	$0.68	$0.36
Diluted	$0.67	$0.36

Weighted average common shares outstanding:
Basic	23,774	23,017
Diluted	24,188	23,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2014	2013	2013
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$6,132	$4,035	$66,280
Accounts receivable, net	75,763	54,249	31,015
Inventories, net	99,017	110,207	101,211
Deferred taxes	12,557	10,073	12,557
Prepaid expenses and other current assets	9,411	9,882	14,467
Total current assets	202,880	188,446	225,530
Fixed assets, net	129,060	112,783	125,982
Goodwill	48,445	21,177	21,545
Other intangible assets, net	75,456	66,759	59,392
Deferred taxes	12,236	14,993	12,236
Other assets	9,249	7,412	8,499
Total assets	$477,326	$411,570	$453,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$48,406	$40,256	$24,063
Dividend payable	—	—	46,706
Accrued expenses and other current liabilities	56,187	49,326	47,422
Total current liabilities	104,593	89,582	118,191
Long-term indebtedness	10,000	—	—
Other long-term liabilities	25,025	21,122	21,380
Total liabilities	139,618	110,704	139,571

Stockholders’ equity
Common stock, par value $.01 per share	263	256	261
Paid-in capital	136,100	108,659	126,360
Retained earnings	230,812	221,418	216,459
Stockholders’ equity before treasury stock	367,175	330,333	343,080
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	337,708	300,866	313,613
Total liabilities and stockholders’ equity	$477,326	$411,570	$453,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
(In thousands)

Cash flows from operating activities:
Net income	$16,164	$8,372
Adjustments to reconcile net income to cash flows provided by (used for) operating activities:
Depreciation and amortization	7,240	6,552
Stock-based compensation expense	2,625	3,155
Other non-cash items	679	509
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(42,790)	(32,403)
Inventories, net	4,417	(12,840)
Prepaid expenses and other assets	4,743	3,880
Accounts payable, trade	23,374	18,531
Accrued expenses and other liabilities	10,858	3,192
Net cash flows provided by (used for) operating activities	27,310	(1,052)

Cash flows from investing activities:
Capital expenditures	(6,824)	(8,938)
Acquisitions of businesses	(46,657)	—
Proceeds from sales of fixed assets	707	31
Other investing activities	(4)	(29)
Net cash flows used for investing activities	(52,778)	(8,936)

Cash flows from financing activities:
Exercise of stock options and deferred stock units	3,320	4,959
Proceeds from line of credit borrowings	79,469	96,333
Repayments under line of credit borrowings	(69,469)	(96,333)
Payment of special dividend	(46,706)	—
Payment of contingent consideration related to acquisitions	(1,098)	(875)
Other financing activities	(196)	—
Net cash flows (used for) provided by financing activities	(34,680)	4,084

Net decrease in cash	(60,148)	(5,904)

Cash and cash equivalents at beginning of period	66,280	9,939
Cash and cash equivalents at end of period	$6,132	$4,035

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$73	$64
Income taxes, net of refunds	$922	$16

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)
Balance - December 31, 2013	$261	$126,360	$216,459	$(29,467)	$313,613
Net income	—	—	16,164	—	16,164
Issuance of 218,795 shares of common stock pursuant to stock options and deferred stock units	2	1,331	—	—	1,333
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units	—	1,987	—	—	1,987
Stock-based compensation expense	—	2,625	—	—	2,625
Issuance of 43,188 deferred stock units relating to prior year compensation	—	1,986	—	—	1,986
Dividend equivalents on deferred stock units, stock awards and restricted stock	—	1,811	(1,811)	—	—
Balance - March 31, 2014	$263	$136,100	$230,812	$(29,467)	$337,708

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (collectively, “Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent supplies components for adjacent industries including buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers, truck caps, modular housing and factory-built mobile office units. At March 31, 2014, the Company operated 34 manufacturing facilities in 12 states.

Manufacturing operations in the RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, current and future seasonal industry trends may be different than in prior years.

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2013 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the three month periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.            SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 91 percent and 89 percent of consolidated net sales for the three month periods ended March 31, 2014 and 2013, respectively, manufactures a variety of products used in the production of RVs, including:

● Steel chassis for towable RVs	● Chassis components
● Axles and suspension solutions for towable RVs	● Furniture and mattresses
● Slide-out mechanisms and solutions	● Entry, luggage, patio and ramp doors
● Thermoformed bath, kitchen and other products	● Electric and manual entry steps
● Windows	● Awnings and slide toppers
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories and electronic components

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps. Approximately 81 percent of the Company’s RV Segment net sales for the last twelve months were of products to original equipment manufacturers ("OEMs") of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 9 percent and 11 percent of consolidated net sales for the three month periods ended March 31, 2014 and 2013, respectively, manufactures a variety of products used in the production of manufactured homes, including:

●Vinyl and aluminum windows	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Steel and fiberglass entry doors	●Axles
●Aluminum and vinyl patio doors

The Company also supplies certain of these products to the manufactured housing aftermarket, and to adjacent industries, including modular housing and mobile office units. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, defined as income or loss before interest, executive succession and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Information relating to segments follows for the:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$212,130	$184,601
Motorhomes	14,384	10,951
RV aftermarket	7,094	5,729
Adjacent industries	25,428	22,722
Total RV Segment net sales	259,036	224,003

MH Segment:
Manufactured housing OEMs	16,517	17,779
Manufactured housing aftermarket	3,467	3,652
Adjacent industries	6,357	7,152
Total MH Segment net sales	26,341	28,583
Total net sales	$285,377	$252,586

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating profit:
RV Segment	$23,729	$12,264
MH Segment	2,317	2,467
Total segment operating profit	26,046	14,731
Executive succession	—	(1,143)
Total operating profit	$26,046	$13,588

3.           ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2014

Star Design, LLC

On March 14, 2014, the Company acquired the business and certain assets of Star Design, LLC. Star Design had annual sales of approximately $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$12,232

Customer relationships	$4,400
Other identifiable intangible assets	400
Net tangible assets	2,332
Total fair value of net assets acquired	$7,132

Goodwill (tax deductible)	$5,100

The customer relationships intangible asset is being amortized over its estimated useful life of 14 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines, and also believes the diversified customer base will further its expansion into adjacent industries.

Innovative Design Solutions, Inc.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $36.6 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statement of Operations since the acquisition date.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$34,175
Present value of future payments	1,739
Contingent consideration	710
Total fair value of consideration given	$36,624

Patents	$6,000
Customer relationships	4,000
Other identifiable intangible assets	3,130
Net tangible assets	2,049
Total fair value of net assets acquired	$15,179

Goodwill (tax deductible)	$21,445

The patents are being amortized over their estimated useful life of 10 years and the customer relationships intangible asset is being amortized over its estimated useful life of 12 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates an increase in the markets for the acquired products, market share growth in both existing and new markets, as well as attainment of synergies.

Sale of Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company anticipates recording a pre-tax loss of approximately $2 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2013	$62,047	$10,025	$72,072
Accumulated impairment – December 31, 2013	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2013	20,771	774	21,545
Acquisitions – 2014	26,900	—	26,900
Net balance – March 31, 2014	$47,671	$774	$48,445

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. No impairment tests were required or performed during the three months ended March 31, 2014.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$58,460	$22,825	$35,635	6	to	16
Patents	46,805	18,300	28,505	3	to	19
Tradenames	6,273	3,740	2,533	3	to	15
Non-compete agreements	3,788	1,702	2,086	3	to	6
Purchased research and development	6,697	—	6,697	Indefinite
Other intangible assets	$122,023	$46,567	$75,456

Other intangible assets consisted of the following at December 31, 2013:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,105	$21,999	$28,106	6	to	16
Patents	41,651	18,461	23,190	3	to	19
Tradenames	7,959	5,976	1,983	5	to	15
Non-compete agreements	3,866	2,210	1,656	3	to	6
Purchased research and development	4,457	—	4,457	Indefinite
Other intangible assets	$108,038	$48,646	$59,392

4.           INVENTORIES

Inventories consisted of the following at:

	March 31,		December 31,
(In thousands)	2014	2013	2013
Raw materials	$80,080	$90,719	$84,279
Work in process	4,583	3,000	3,038
Finished goods	14,354	16,488	13,894
Inventories, net	$99,017	$110,207	$101,211

5.           FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,		December 31,
(In thousands)	2014	2013	2013
Fixed assets, at cost	$248,190	$219,230	$241,616
Less accumulated depreciation and amortization	119,130	106,447	115,634
Fixed assets, net	$129,060	$112,783	$125,982

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,		December 31,
(In thousands)	2014	2013	2013
Employee compensation and benefits	$19,820	$16,288	$18,583
Current portion of accrued warranty	12,018	9,802	11,731
Sales rebates	6,021	5,959	4,773
Current portion of contingent consideration related to acquisitions	2,656	5,412	3,462
Other	15,672	11,865	8,873
Accrued expenses and other current liabilities	$56,187	$49,326	$47,422

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the three months ended March 31:

(In thousands)	2014	2013
Balance at beginning of period	$17,325	$12,729
Provision for warranty expense	2,402	3,499
Warranty liability from acquired businesses	75	—
Warranty costs paid	(1,945)	(2,284)
Total accrued warranty	17,857	13,944
Less long-term portion	5,839	4,142
Current accrued warranty	$12,018	$9,802

7.            LONG-TERM INDEBTEDNESS

At March 31, 2014, the Company had $10.0 million of outstanding borrowings on its line of credit at a rate of 1.9 percent. The Company had no debt outstanding at March 31, 2013 or December 31, 2013.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company's previous $50.0 million line of credit that was scheduled to expire on January 1, 2016. The maximum borrowings under the Company’s new line of credit can be increased by $25.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at March 31, 2014), but not less than 1.5 percent, or (ii) LIBOR plus additional interest ranging from 1.75 percent to 2.0 percent (1.75 percent at March 31, 2014) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At March 31, 2014, the Company had $2.2 million in outstanding letters of credit under the line of credit. Availability under the Company’s new line of credit was $62.8 million at March 31, 2014.

Simultaneously, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending the Company's previous $150.0 million "shelf-loan" facility with Prudential. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At March 31, 2014, there were no Senior Promissory Notes outstanding. This new facility expires on February 24, 2017.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at March 31, 2014 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2014. The remaining availability under these facilities was $212.8 million at March 31, 2014. The Company believes the availability under the amended line of credit and "shelf-loan" facility, together with the $6.1 million in cash at March 31, 2014, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.            COMMITMENTS AND CONTINGENCIES

Leases

In January 2014, the Company entered into a nine year operating lease for a 366,000 square foot facility located in Goshen, IN with aggregate minimum lease payments of $6.1 million. This facility will be used to consolidate manufacturing operations for efficiency improvements and expand capacity for its furniture and mattress operations.

In March 2014, the Company entered into a twelve year operating lease for a 539,000 square foot facility located in South Bend, IN to expand warehousing and distribution capabilities. Annual lease payments are $1.0 million; however, the Company has entered into a sublease arrangement for approximately 238,000 square feet of the facility for the next five years with annual sublease payments of $0.7 million.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2014, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.4 percent.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31:

(In thousands)	2014	2013
Balance at beginning of period	$7,414	$11,519
Acquisitions	1,455	—
Payments	(1,098)	(875)
Accretion (a)	261	392
Fair value adjustments (a)	410	(148)
Balance at end of the period (b)	8,442	10,888
Less current portion in accrued expenses and other current liabilities	(2,656)	(5,412)
Total long-term portion in other long-term liabilities	$5,786	$5,476

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of March 31, 2014 are $12.2 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the products subject to contingent consideration have a remaining maximum contingent consideration while the remaining products have no maximum contingent consideration.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2014, would not be material to the Company’s financial position or annual results of operations.

9.          STOCKHOLDERS' EQUITY

The following table summarizes information about the Company’s Common Stock at:

	March 31,		December 31,
(In thousands)	2014	2013	2013
Common stock authorized	30,000	30,000	30,000
Common stock issued	26,309	25,594	26,058
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2014	2013
Weighted average shares outstanding for basic earnings per share	23,774	23,017
Common stock equivalents pertaining to stock options and deferred stock units	414	438
Weighted average shares outstanding for diluted earnings per share	24,188	23,455

The weighted average diluted shares outstanding for the three months ended March 31, 2014 and 2013 exclude the effect of 322,542 and 337,295 shares of common stock, respectively, subject to stock options, stock awards and deferred stock units. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

On January 6, 2014, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, was paid to stockholders of record as of December 20, 2013. In connection with this special dividend, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per deferred stock unit, restricted stock or stock, representing $1.8 million in total for this special dividend. In connection with this special cash dividend, the exercise price of all outstanding stock options was reduced by $2.00 per share. These reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

In February 2014, the Company issued 43,188 deferred stock units at $45.98, or $2.0 million, to executive officers in lieu of cash for a portion of their 2013 incentive compensation.

At the Annual Meeting of Stockholders to be held on May 22, 2014, there will be presented to stockholders a proposal to approve the adoption of an amendment to the Drew Industries Incorporated Equity Award and Incentive Plan, as Amended and Restated, to increase the number of shares subject to awards by 1,678,632 shares.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.     FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	March 31, 2014				December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$6,878	$6,878	$—	$—	$6,535	$6,535	$—	$—
Total assets	$6,878	$6,878	$—	$—	$6,535	$6,535	$—	$—

Liabilities
Contingent consideration	$8,442	$—	$—	$8,442	$7,414	$—	$—	$7,414
Deferred compensation	10,711	10,711	—	—	9,673	9,673	—	—
Total liabilities	$19,153	$10,711	$—	$8,442	$17,087	$9,673	$—	$7,414

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

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next three years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 20 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the three months ended March 31:

	2014		2013
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Assets
Vacant owned facilities	$2,727	$—	$5,225	$—
Net assets of acquired businesses	22,206	—	—	—
Total assets	$24,933	$—	$5,225	$—

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Vacant Owned Facilities

During the first three months of 2014 and 2013, the Company reviewed the recoverability of the carrying value of its vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During the first three months of 2014, the Company reviewed the recoverability of the carrying value of three vacant owned facilities and sold one of these facilities previously recorded as a vacant facility. At March 31, 2014, the Company had two vacant owned facilities, with an estimated combined fair value of $3.1 million and a combined carrying value of $2.7 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first three months of 2013, the Company reviewed the recoverability of the carrying value of four vacant owned facilities. At March 31, 2013, the Company had four vacant owned facilities with an estimated combined fair value of $14.2 million and a combined carrying value of $5.2 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Drew Industries Incorporated (“Drew”, and collectively with its subsidiaries, the “Company”) conducts its operations through its wholly-owned operating subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; truck campers; truck caps; modular housing; and factory-built mobile office units. Drew has no unconsolidated subsidiaries.

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant. At March 31, 2014, the Company operated 34 manufacturing facilities in the United States.

Net sales and operating profit were as follows for the:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$212,130	$184,601
Motorhomes	14,384	10,951
RV aftermarket	7,094	5,729
Adjacent industries	25,428	22,722
Total RV Segment net sales	259,036	224,003
MH Segment:
Manufactured housing OEMs	16,517	17,779
Manufactured housing aftermarket	3,467	3,652
Adjacent industries	6,357	7,152
Total MH Segment net sales	26,341	28,583
Total net sales	$285,377	$252,586

Operating profit:
RV Segment	$23,729	$12,264
MH Segment	2,317	2,467
Total segment operating profit	26,046	14,731
Executive succession	—	(1,143)
Total operating profit	$26,046	$13,588

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s RV Segment manufactures a variety of products used in the production of RVs, including:

● Steel chassis for towable RVs	● Chassis components
● Axles and suspension solutions for towable RVs	● Furniture and mattresses
● Slide-out mechanisms and solutions	● Entry, luggage, patio and ramp doors
● Thermoformed bath, kitchen and other products	● Electric and manual entry steps
● Windows	● Awnings and slide toppers
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories and electronic components

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps. Approximately 81 percent of the Company’s RV Segment net sales for the last twelve months were of products to original equipment manufacturers ("OEMs") of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 83 percent of all RVs shipped by the industry during the last twelve months.

The Company’s MH Segment manufactures a variety of products used in the production of manufactured homes, including:

●Vinyl and aluminum windows	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Steel and fiberglass entry doors	●Axles
●Aluminum and vinyl patio doors

The Company also supplies certain of these products to the manufactured housing aftermarket, and to adjacent industries, including modular housing and mobile office units. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Manufacturing operations in the RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, current and future seasonal industry trends may be different than in prior years.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 13 percent in the first three months of 2014 to 75,300 units, compared to the first three months of 2013, as a result of:

•	An estimated 1,300 unit increase in retail demand in the first three months of 2014, or 3 percent, as compared to the same period of 2013.

•
Anticipated strong retail demand in the upcoming Spring and Summer selling seasons, leading RV dealers to seasonally increase inventory levels by an estimated 31,200 units in the first three months of 2014, or 7,300 more units than in the first three months of 2013.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2014(1)	75,300	13%	44,100	3%	31,200
Quarter ended December 31, 2013	60,100	10%	36,800	13%	23,300
Quarter ended September 30, 2013	61,300	8%	79,500	18%	(18,200)
Quarter ended June 30, 2013	79,900	12%	94,300	12%	(14,400)
Twelve months ended March 31, 2014(1)	276,600	11%	254,700	12%	21,900

Quarter ended March 31, 2013	66,700	10%	42,800	9%	23,900
Quarter ended December 31, 2012	54,700	21%	32,500	8%	22,200
Quarter ended September 30, 2012	56,700	19%	67,300	7%	(10,600)
Quarter ended June 30, 2012	71,100	8%	83,900	6%	(12,800)
Twelve months ended March 31, 2013	249,200	14%	226,500	9%	22,700

(1)	Retail sales data for March 2014 has not been published; therefore retail and dealer inventory data includes an estimate for retail units sold.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2014 increased 31 percent to 11,100 units compared to the same period of 2013. The Company estimates retail demand for motorhome RVs increased 11 percent in the first three months of 2014.

While production over the last several quarters was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Ultimately, industry-wide retail sales, and therefore production levels of RVs, will depend to a significant extent on the course of the economy. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which has fluctuated in recent months. Although future retail demand is still uncertain, reports of increased traffic and sales at consumer RV shows over the last couple of months are positive signs for the industry. Several industry analysts are also reporting the retail sales over the coming months could benefit from pent-up demand stemming from the prolonged winter. Retail sales in the traditionally strong Spring and Summer selling seasons will be a key indicator of consumer demand for RVs in 2014.

In February 2014, the RVIA projected a 5 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2014, to 280,600. The Company is also encouraged that several customers are introducing new product lines, as well as increasing production capacity. Several industry analysts also report that the RV industry may benefit in the coming years from the release of pent-up demand resulting from the recession. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

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

Further, the RVIA has an advertising campaign promoting the “RV lifestyle”. The current campaign is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, also appear to motivate consumer demand for RVs. RVIA studies indicate that RV vacations cost significantly less than other forms of vacation. More details can be found at www.RVIA.com.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During the first three months of 2014, multi-section homes were 53 percent of the total manufactured homes produced, consistent with 2013, but down from the 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported, that for the first three months of 2014, industry-wide wholesale shipments of manufactured homes were 13,700 units, an increase of 6 percent compared to the first three months of 2013.

Industry-wide wholesale shipments by the manufactured housing industry have experienced a decline from the peak of industry-wide production in 1998 for a variety of reasons. Because of the current real estate, credit and economic environment, including the availability of foreclosed site built homes at abnormally low prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, industry-wide wholesale shipments of manufactured homes may remain low until these conditions improve. In addition, certain provisions of the recently enacted Dodd-Frank Act, which regulate financial transactions, could make certain types of mortgages, including chattel loans, more difficult to obtain – in particular those historically used to finance the purchase of manufactured homes. Although new legislation has been introduced to address this matter, and the Bureau of Consumer Financial Protection is reviewing this matter, there can be no assurance of the outcome.

Nevertheless, the Company believes that long-term growth prospects for manufactured housing remain positive because of (i) the quality and affordability of the home, (ii) favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who could potentially purchase a manufactured home, but have been unable or unwilling to sell their primary residence at current market prices.

RESULTS OF OPERATIONS

Consolidated Highlights

▪
Despite the negative impact of the severe winter weather conditions in January 2014, the Company’s net sales in the first quarter of 2014 increased to $285 million, 13 percent higher than in the 2013 first quarter. This sales growth was primarily the result of a 16 percent increase in net sales by the Company's RV Segment, which accounted for 91 percent of consolidated net sales in the quarter. RV Segment net sales growth was primarily due to a 13 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company's primary RV market. In addition, sales of recently introduced components for towable and motorhome RVs increased, as did sales to adjacent industries and the aftermarket. Recently completed acquisitions did not have a significant impact on the increase in net sales in the first quarter of 2014.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
In April 2014, consolidated net sales reached approximately $113 million – 13 percent higher than in April 2013 – primarily as a result of continued solid growth in the Company’s RV Segment. The Company estimates that industry-wide wholesale shipments of travel trailer and fifth-wheel RVs increased approximately 11 percent in April 2014 compared to April 2013. Industry statistics for April 2014 are not yet available.

▪
For the first quarter of 2014, the Company reported net income of $16.2 million, or $0.67 per diluted share, an increase of 93 percent compared to net income of $8.4 million, or $0.36 per diluted share, in the first quarter of 2013. Excluding charges related to executive succession, net income would have been $9.1 million in the first quarter of 2013, or $0.39 per diluted share.

The Company's operating profit margin in the first quarter of 2014 improved to 9.1 percent, compared to 5.4 percent in 2013 first quarter. The improved margin was in part due to the elimination of production inefficiencies and costs incurred as a result of the significant growth which occurred in 2012 and early 2013. In addition, the Company improved labor efficiencies, primarily due to completed production processes implemented by management. These labor efficiencies were realized over the past several quarters while introducing new products and adjusting to industry and market share growth. The Company is continuing to implement additional efficiency improvements, including lean, automation and employee retention initiatives, as they are identified.

▪
In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company, and improve its customer service.

In January 2014, the Company entered into a 9-year lease for a 366,000 square-foot facility to consolidate its furniture and mattress operations, and in March 2014 the Company entered into a 12 1/2-year lease for a 539,000 square-foot facility, half of which is subleased for 5 years, to improve and expand its distribution and warehousing capabilities. These two leases add significant new capacity, in part to improve the Company's customer service, as well as helping prepare for expected growth over the next few years in the industries it supplies. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs over the next several quarters, but such costs are not expected to be of the magnitude experienced in 2012 and early 2013.

▪
On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $36.6 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation. The acquisition of IDS provides the Company with further access to unique and innovative electronic products for the RV industry, as well as adjacent industries.

▪
On March 14, 2014, the Company acquired the business and certain assets of Star Design, LLC. Star Design had annual sales of approximately $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing. The acquisition of Star Design will help the Company continue to grow its RV and specialty thermoformed plastics business.

▪
In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company anticipates recording a pre-tax loss of approximately $2 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. The outsourcing of these aluminum extrusion requirements is expected to be immediately accretive to earnings and will free up management time and production capacity for other opportunities. In 2013, the Company recorded an after-tax loss of approximately $1.5 million associated with the extrusion-related assets that are being sold.

▪	Return on equity for the twelve months ended March 31, 2014 improved to 17.9 percent, from 11.5 percent in the year-earlier period.

•	In January 2014, the Company paid a special dividend of $2.00 per share, aggregating $47 million.

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

▪
At March 31, 2014, the Company had $6.1 million of cash, $10.0 million of debt, and substantial available borrowing capacity. The Company remains well positioned to continue to take advantage of investment opportunities to further improve results.

RV Segment – First Quarter

Net sales of the RV Segment in the first quarter of 2014 increased 16 percent compared to the first quarter of 2013. After a slower than expected start to 2014 due to severe weather conditions, industry-wide production of RVs, as well as shipments of the Company's products rebounded in recent months. The increase in the Company's net sales in February and March were largely due to the projected increased retail demand, but also included sales to customers who were making up for production delays that occurred in January. Net sales of components were to the following markets for the three months ended March 31:

(In thousands)	2014	2013	Change
RV OEMs:
Travel trailers and fifth-wheels	$212,130	$184,601	15%
Motorhomes	14,384	10,951	31%
RV aftermarket	7,094	5,729	24%
Adjacent industries	25,428	22,722	12%
Total RV Segment net sales	$259,036	$224,003	16%

According to the RVIA, industry-wide wholesale shipments for the three months ended March 31, were:

	2014	2013	Change
Travel trailer and fifth-wheel RV's	75,300	66,700	13%
Motorhomes	11,100	8,500	31%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first quarter of 2014 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains.

The Company's net sales growth in components for motorhomes during the first quarter of 2014 was consistent with the increase in the industry-wide wholesale shipments of motorhomes during the same period.

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

Content per:	2014	2013	Change
Travel trailer and fifth-wheel RV	$2,731	$2,693	1%
Motorhome	$1,256	$1,297	(3)%

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s net sales to the RV aftermarket and adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps, increased during the first quarter of 2014 primarily due to market share gains. The Company believes there are significant opportunities in the RV aftermarket and adjacent industries.

Operating profit of the RV Segment was $23.7 million in the first quarter of 2014, an improvement of $11.5 million compared to the first quarter of 2013. This increase in RV Segment operating profit was greater than the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the first quarter of 2014 was positively impacted by:

•
Lower material costs. Steel and aluminum costs declined during 2013, before increasing in the beginning of 2014, although not to the levels experienced in early 2013. The Company does not expect any significant changes in material costs as a percent of net sales for the second quarter of 2014. However, material costs remain volatile.

•
The elimination of production inefficiencies and costs incurred as a result of significant growth which occurred in 2012 and early 2013. In addition, the Company improved labor efficiencies, primarily due to completed production processes implemented by management. These labor efficiencies were realized over the past several quarters while introducing new products and adjusting to industry and market share growth. The Company is continuing to implement additional efficiency improvements, including lean, automation and employee retention initiatives, as they are identified.

•	Lower warranty costs, largely due to lower claims experience.

•	Lower payroll costs, largely due to a reduction in state unemployment tax rates.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $35 million larger sales base.

Partially offset by:

•
Fixed costs, which were approximately $3 million to $4 million higher than in the first quarter of 2013. In response to the substantial increase in sales over the past several quarters, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service.

In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. While some of these initiatives and related fixed costs may have a negative impact on operating margins in the short term, the Company believes they will benefit the long-term growth of the Company, and improve its customer service.
In January 2014, the Company entered into a 9-year lease for a 366,000 square-foot facility to consolidate its furniture and mattress operations, and in March 2014 the Company entered into a 12 1/2-year lease for a 539,000 square-foot facility, half of which is subleased for 5 years, to improve and expand its distribution and warehousing capabilities. These two leases add significant new capacity, in part to improve the Company's customer service, as well as helping prepare for expected growth over the next few years in the industries it supplies. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs over the next several quarters, but such costs are not expected to be of the magnitude experienced in 2012 and early 2013.

•	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – First Quarter

Net sales of the MH Segment in the first quarter of 2014 decreased 8 percent compared to the same period of 2013. Net sales of components were to the following markets for the three months ended March 31:

(In thousands)	2014	2013	Change
Manufactured housing OEMs	$16,517	$17,779	(7)%
Manufactured housing aftermarket	3,467	3,652	(5)%
Adjacent industries	6,357	7,152	(11)%
Total MH Segment net sales	$26,341	$28,583	(8)%

According to the IBTS, industry-wide wholesale shipments for the three months ended March 31, were:

	2014	2013	Change
Total homes produced	13,700	12,900	6%
Total floors produced	21,200	19,700	8%

Industry-wide wholesale shipments of manufactured homes increased during the first three months of 2014 when compared to the same period of the prior year, while the Company’s net sales of components for new manufactured homes declined during the same period of 2014, primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products. As a result, the Company’s content per manufactured home produced for the twelve months ended March 31, 2014 declined from the prior year period.

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

Content per:	2014	2013	Change
Home produced	$1,294	$1,446	(11)%
Floor produced	$836	$934	(10)%

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

Operating profit of the MH Segment was $2.3 million in the first quarter of 2014, a decrease of $0.2 million compared to the first quarter of 2013 primarily due to the decline in net sales.

Executive Succession

In connection with the Company’s 2013 executive succession and corporate relocation, the Company recorded a pre-tax charge of $1.1 million in the first three months of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income Taxes

The effective tax rate for the 2014 first quarter of 37.7 percent was consistent with the 2013 first quarter income tax rate of 37.8 percent. The Company estimates the 2014 full year effective tax rate to be approximately 37 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2014	2013
Net cash flows provided by (used for) operating activities	$27,310	$(1,052)
Net cash flows used for investing activities	(52,778)	(8,936)
Net cash flows (used for) provided by financing activities	(34,680)	4,084
Net decrease in cash	$(60,148)	$(5,904)

Cash Flows from Operations

Net cash flows from operating activities in the first three months of 2014 were $28.4 million higher than the same period of 2013, primarily due to:

•	A $7.8 million increase in net income in the first three months of 2014 compared to the first three months of 2013.

•
A decrease in inventories of $4.4 million in the first three months of 2014 compared to an increase of $12.8 million in the first three months of 2013. The decrease in inventories in the first three months of 2014 was primarily due to the higher than expected sales, as well as the concerted effort of management to improve inventory turns on a sustainable basis. The increase in the first three months of 2013 was primarily to support the significant increase in April 2013 net sales. Inventory turnover for the twelve months ended March 31, 2014 increased to 8.1 turns from 7.9 turns for the full year 2013 and the twelve months ended March 31, 2013.

•
A $7.7 million larger increase in accrued expenses and other liabilities in the first three months of 2014 compared to the first three months of 2013, primarily due to increased payroll related costs and sales rebates, as well as the timing of these payments.

•
A $4.8 million larger increase in accounts payable in the first three months of 2014 compared to the first three months of 2013, primarily due to the increase in sales, production and earnings, as well as the timing of these payments.

Partially offset by:

•
A $10.4 million larger seasonal increase in accounts receivable in the first quarter of 2014 compared to the first quarter of 2013, primarily due to increased sales, as well as the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 22 days sales outstanding at March 31, 2014.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $7.2 million in the first three months of 2014, and is expected to aggregate $30 million to $32 million for the full year 2014.

Non-cash stock-based compensation in the first three months of 2014 was $2.6 million, and is expected to be approximately $11 million to $13 million for the full year 2014.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Investing Activities

Cash flows used for investing activities of $52.8 million in the first three months of 2014 were primarily comprised of $46.7 million for the acquisition of businesses and $6.8 million for capital expenditures. In the first three months of 2013, cash flows used for investing activities of $8.9 million were primarily for capital expenditures. In order to better serve its customers and meet the increased demand for its products, the Company continues to invest in capacity expansion, automation and production improvement, as well as cost reduction initiatives.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $36.6 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation.
On March 14, 2014, the Company acquired the business and certain assets of Star Design, LLC. Star Design had annual sales of approximately $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing.
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

The Company estimates that capital expenditures will be $32 million to $36 million for the full year 2014, including $18 million to $20 million of “replacement” capital expenditures and $14 million to $16 million of “growth” capital expenditures. Additional capital expenditures may be required in 2014 depending on the extent of the sales growth and other initiatives by the Company.

The capital expenditures and acquisitions during the first three months of 2014 were funded from available cash plus periodic borrowings under the Company’s line of credit. The capital expenditures for the balance of 2014 are expected to be funded from available cash plus periodic borrowings under the Company's line of credit.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first three months of 2014 include the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in debt of $10.0 million. The increase in debt was due to borrowings under the Company's line of credit. In addition, in the first three months of 2014, the Company received $3.3 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $1.1 million in payments for contingent consideration related to acquisitions. In the first quarter of 2013, the Company received $5.0 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $0.9 million in payments for contingent consideration related to acquisitions.

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded an $8.4 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2014. The Company expects to pay $2.7 million over the next twelve months related to these contingent consideration liabilities. For further information see Note 8 of the Notes to Condensed Consolidated Financial Statements.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company's previous $50.0 million line of credit that was scheduled to expire on January 1, 2016. The maximum borrowings under the Company’s new line of credit can be increased by $25.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at March 31, 2014), but not less than 1.5 percent, or (ii) LIBOR plus additional interest ranging from 1.75 percent to 2.0 percent (1.75 percent at March 31, 2014) depending on the Company’s performance and financial condition. The Credit Agreement expires

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

on January 1, 2019. At March 31, 2014, the Company had $2.2 million in outstanding letters of credit under the line of credit. Availability under the Company’s new line of credit was $62.8 million at March 31, 2014.

Simultaneously, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending the Company's previous $150.0 million “shelf-loan” facility with Prudential. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At March 31, 2014, there were no Senior Promissory Notes outstanding. This new facility expires on February 24, 2017.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at March 31, 2014 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2014. The remaining availability under these facilities was $212.8 million at March 31, 2014. The Company believes the availability under the amended line of credit and “shelf-loan” facility, together with the $6.1 million in cash at March 31, 2014, is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

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

CONTINGENCIES

Additional information required by this item is included in Note 8 of the Notes to the Consolidated Financial Statements and under Item 1 of Part II of this Quarterly Report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first three months of 2014 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards recently issued that had or are expected to have a material impact on the Company’s consolidated financial statements.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” with respect to our financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company’s Common Stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, employee retention, inventory levels of retail dealers and manufacturers, levels of repossessed products for which we sell our components, changes in zoning regulations for manufactured homes, seasonality and cyclicality in the industries to which we sell our products, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the pace of and successful integration of acquisitions, realization of efficiency improvements, the successful entry into new markets, the costs of compliance with increased governmental regulation, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our subsequent filings with the Securities and Exchange Commission. We disclaim any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

At March 31, 2014, the Company had $10.0 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to March 31, 2014, and outstanding borrowings of $10.0 million, future cash flows would be reduced by $0.1 million per annum.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. At March 31, 2014, the Company had no derivative instruments outstanding.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

b)	Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of March 31, 2014, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2014.

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
May 9, 2014