Form 10-Q
period 2014-06-30
DREW INDUSTRIES INC
filed 2014-08-08
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2014

or

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
Yes ___   No X

The number of shares outstanding of the registrant's common stock, as of the latest practicable date (July 31, 2014) was 23,634,890 shares of common stock.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
(In thousands, except per share amounts)

Net sales	$607,160	$539,778	$321,783	$287,192
Cost of sales	471,948	430,754	249,771	225,759
Gross profit	135,212	109,024	72,012	61,433
Selling, general and administrative expenses	78,063	67,852	40,909	34,992
Sale of extrusion assets	1,954	—	1,954	—
Executive succession	—	1,876	—	733
Operating profit	55,195	39,296	29,149	25,708
Interest expense, net	194	203	74	85
Income before income taxes	55,001	39,093	29,075	25,623
Provision for income taxes	20,219	14,856	10,457	9,758
Net income	$34,782	$24,237	$18,618	$15,865

Net income per common share:
Basic	$1.46	$1.05	$0.78	$0.68
Diluted	$1.43	$1.03	$0.77	$0.67

Weighted average common shares outstanding:
Basic	23,842	23,139	23,931	23,261
Diluted	24,298	23,553	24,303	23,650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2014	2013	2013
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$4	$31,877	$66,280
Accounts receivable, net	71,954	59,515	31,015
Inventories, net	108,357	99,777	101,211
Deferred taxes	12,557	10,073	12,557
Prepaid expenses and other current assets	15,307	10,844	14,467
Total current assets	208,179	212,086	225,530
Fixed assets, net	126,523	117,419	125,982
Goodwill	61,930	21,552	21,545
Other intangible assets, net	92,654	64,307	59,392
Other assets	26,346	22,385	20,735
Total assets	$515,632	$437,749	$453,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$50,379	$33,463	$24,063
Dividend payable	—	—	46,706
Accrued expenses and other current liabilities	58,376	57,405	47,422
Total current liabilities	108,755	90,868	118,191
Long-term indebtedness	22,288	—	—
Other long-term liabilities	25,506	21,734	21,380
Total liabilities	156,549	112,602	139,571

Stockholders’ equity
Common stock, par value $.01 per share	263	258	261
Paid-in capital	138,857	117,073	126,360
Retained earnings	249,430	237,283	216,459
Stockholders’ equity before treasury stock	388,550	354,614	343,080
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	359,083	325,147	313,613
Total liabilities and stockholders’ equity	$515,632	$437,749	$453,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
(In thousands)

Cash flows from operating activities:
Net income	$34,782	$24,237
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	14,920	13,453
Stock-based compensation expense	5,277	5,844
Other non-cash items	3,203	1,624
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(36,920)	(37,520)
Inventories, net	(1,227)	(2,367)
Prepaid expenses and other assets	(687)	3,573
Accounts payable, trade	23,095	11,696
Accrued expenses and other liabilities	13,352	12,499
Net cash flows provided by operating activities	55,795	33,039

Cash flows from investing activities:
Capital expenditures	(17,912)	(17,545)
Acquisitions of businesses	(82,157)	(1,451)
Proceeds from note receivable	750	—
Proceeds from sales of fixed assets	1,999	70
Other investing activities	(49)	(48)
Net cash flows used for investing activities	(97,369)	(18,974)

Cash flows from financing activities:
Exercise of stock options and deferred stock units, net of shares tendered for payment	3,425	10,686
Proceeds from line of credit borrowings	182,315	135,452
Repayments under line of credit borrowings	(160,027)	(135,452)
Payment of special dividend	(46,706)	—
Payment of contingent consideration related to acquisitions	(3,513)	(2,813)
Other financing activities	(196)	—
Net cash flows (used for) provided by financing activities	(24,702)	7,873

Net (decrease) increase in cash	(66,276)	21,938

Cash and cash equivalents at beginning of period	66,280	9,939
Cash and cash equivalents at end of period	$4	$31,877

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$204	$159
Income taxes, net of refunds	$13,297	$8,358

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)
Balance - December 31, 2013	$261	$126,360	$216,459	$(29,467)	$313,613
Net income	—	—	34,782	—	34,782
Issuance of 228,667 shares of common stock pursuant to stock options and deferred stock units	2	1,416	—	—	1,418
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units, net of shares tendered for payment	—	2,007	—	—	2,007
Stock-based compensation expense	—	5,277	—	—	5,277
Issuance of 43,188 deferred stock units relating to prior year compensation	—	1,986	—	—	1,986
Dividend equivalents on deferred stock units, stock awards and restricted stock	—	1,811	(1,811)	—	—
Balance - June 30, 2014	$263	$138,857	$249,430	$(29,467)	$359,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (collectively, “Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; truck campers; truck caps; modular housing; and factory-built mobile office units. At June 30, 2014, the Company operated 35 manufacturing facilities in 12 states.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations as of and for the six month periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.           SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 90 percent and 88 percent of consolidated net sales for the six month periods ended June 30, 2014 and 2013, respectively, manufactures a variety of products used in the production of RVs, including:

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

The MH Segment, which accounted for 10 percent and 12 percent of consolidated net sales for the six month periods ended June 30, 2014 and 2013, respectively, manufactures a variety of products used in the production of manufactured homes, including:

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

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Information relating to segments follows for the:
	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$447,416	$392,450	$235,286	$207,849
Motorhomes	30,057	22,890	15,673	11,939
RV aftermarket	16,762	12,881	9,668	7,152
Adjacent industries	54,627	48,848	29,199	26,126
Total RV Segment net sales	548,862	477,069	289,826	253,066

MH Segment:
Manufactured housing OEMs	37,281	40,370	20,764	22,591
Manufactured housing aftermarket	7,172	7,239	3,705	3,587
Adjacent industries	13,845	15,100	7,488	7,948
Total MH Segment net sales	58,298	62,709	31,957	34,126
Total net sales	$607,160	$539,778	$321,783	$287,192

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Operating profit:
RV Segment	$51,761	$34,864	$28,032	$22,600
MH Segment	5,388	6,308	3,071	3,841
Total segment operating profit	57,149	41,172	31,103	26,441
Sale of extrusion assets	(1,954)	—	(1,954)	—
Executive succession	—	(1,876)	—	(733)
Total operating profit	$55,195	$39,296	$29,149	$25,708

3.           ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2014

Power Gear and Kwikee Brands

On June 13, 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Sales of the acquired business for the twelve months ended May 2014 were approximately $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statement of Operations since the acquisition date.

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$35,500

Customer relationships	$12,300
Patents	5,300
Other identifiable intangible assets	2,130
Net tangible assets	2,299
Total fair value of net assets acquired	$22,029

Goodwill (tax deductible)	$13,471

The customer relationships intangible asset is being amortized over its estimated useful life of 14 years and the patents are being amortized over their estimated useful life of 8 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$12,232

Customer relationships	$4,400
Other identifiable intangible assets	610
Net tangible assets	2,108
Total fair value of net assets acquired	$7,118

Goodwill (tax deductible)	$5,114

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

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$1,451

Non-compete agreement	$40
Net tangible assets	1,043
Total fair value of net assets acquired	$1,083

Goodwill (tax deductible)	$368

The consideration given was greater than the fair value of assets acquired, resulting in goodwill, because the Company anticipates the automation capabilities of the acquired business will help to improve its operating efficiencies.

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable payable over the next four years, recorded at its present value of $6.4 million on the date of closing. During the second quarter of 2014, the Company received the first installment of $0.8 million under the note. At June 30, 2014, the present value of the remaining amount due under the note receivable was $5.7 million.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2013	$62,047	$10,025	$72,072
Accumulated impairment – December 31, 2013	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2013	20,771	774	21,545
Acquisitions – 2014	40,385	—	40,385
Net balance – June 30, 2014	$61,156	$774	$61,930

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. No impairment tests were required or performed during the six months ended June 30, 2014.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$70,761	$24,094	$46,667	6	to	16
Patents	52,150	19,544	32,606	3	to	19
Tradenames	8,273	3,955	4,318	3	to	15
Non-compete agreements	3,918	1,869	2,049	3	to	6
Other	360	43	317	2	to	12
Purchased research and development	6,697	—	6,697	Indefinite
Other intangible assets	$142,159	$49,505	$92,654

Other intangible assets consisted of the following at December 31, 2013:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,105	$21,999	$28,106	6	to	16
Patents	41,651	18,461	23,190	3	to	19
Tradenames	7,959	5,976	1,983	5	to	15
Non-compete agreements	3,866	2,210	1,656	3	to	6
Purchased research and development	4,457	—	4,457	Indefinite
Other intangible assets	$108,038	$48,646	$59,392

4.           INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	June 30,		December 31,
(In thousands)	2014	2013	2013
Raw materials	$90,941	$83,199	$84,279
Work in process	3,010	2,254	3,038
Finished goods	14,406	14,324	13,894
Inventories, net	$108,357	$99,777	$101,211

5.           FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,		December 31,
(In thousands)	2014	2013	2013
Fixed assets, at cost	$245,257	$226,473	$241,616
Less accumulated depreciation and amortization	118,734	109,054	115,634
Fixed assets, net	$126,523	$117,419	$125,982

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,		December 31,
(In thousands)	2014	2013	2013
Employee compensation and benefits	$23,417	$23,498	$18,583
Current portion of accrued warranty	13,548	10,755	11,731
Sales rebates	6,600	6,224	4,773
Current portion of contingent consideration related to acquisitions	1,964	4,806	3,462
Other	12,847	12,122	8,873
Accrued expenses and other current liabilities	$58,376	$57,405	$47,422

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the six months ended June 30:

(In thousands)	2014	2013
Balance at beginning of period	$17,325	$12,729
Provision for warranty expense	6,439	7,432
Warranty liability from acquired businesses	608	21
Warranty costs paid	(4,216)	(4,497)
Total accrued warranty	20,156	15,685
Less long-term portion	6,608	4,930
Current accrued warranty	$13,548	$10,755

7.           LONG-TERM INDEBTEDNESS

At June 30, 2014, the Company had $22.3 million of outstanding borrowings on its line of credit at a rate of 1.9 percent to 2.25 percent. The Company had no debt outstanding at June 30, 2013 or December 31, 2013.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company's previous $50.0 million line of credit that was scheduled to expire on January 1, 2016. The maximum borrowings under the Company’s new line of credit can be increased by $25.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at June 30, 2014), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 percent to 2.0 percent (plus 1.75 percent at June 30, 2014) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At June 30, 2014, the Company had $2.2 million in outstanding letters of credit under the line of credit. Availability under the Company’s new line of credit was $50.5 million at June 30, 2014.

Simultaneously, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending the Company's previous $150.0 million "shelf-loan" facility with Prudential. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At June 30, 2014, there were no Senior Promissory Notes outstanding. This new facility expires on February 24, 2017.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at June 30, 2014 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2014. The remaining availability under these facilities was $200.5 million at June 30, 2014. The Company believes the availability under the amended line of credit and "shelf-loan" facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.           COMMITMENTS AND CONTINGENCIES

Leases

In January 2014, the Company entered into a nine year operating lease for a 366,000 square foot facility located in Goshen, Indiana with aggregate lease payments of $6.1 million. This facility will be used to consolidate manufacturing operations for efficiency improvements and expand capacity for its furniture and mattress operations.

In March 2014, the Company entered into a twelve year operating lease for a 539,000 square foot facility located in South Bend, Indiana to expand warehousing and distribution capabilities. Annual lease payments are $1.0 million; however, the Company has entered into a sublease arrangement for approximately 238,000 square feet of the facility for the next five years with annual sublease payments of $0.7 million.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2014, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 14.9 percent.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30:

(In thousands)	2014	2013
Balance at beginning of period	$7,414	$11,519
Acquisitions	1,455	—
Payments	(3,513)	(2,813)
Accretion (a)	533	686
Fair value adjustments (a)	828	343
Balance at end of the period (b)	6,717	9,735
Less current portion in accrued expenses and other current liabilities	(1,964)	(4,806)
Total long-term portion in other long-term liabilities	$4,753	$4,929

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of June 30, 2014 are $10.2 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the products subject to contingent consideration have a remaining maximum contingent consideration while the remaining products have no maximum contingent consideration.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2014, would not be material to the Company’s financial position or annual results of operations.

9.           STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	June 30,		December 31,
(In thousands)	2014	2013	2013
Common stock authorized	30,000	30,000	30,000
Common stock issued	26,319	25,841	26,058
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Weighted average shares outstanding for basic earnings per share	23,842	23,139	23,931	23,261
Common stock equivalents pertaining to stock options and deferred stock units	456	414	372	389
Weighted average shares outstanding for diluted earnings per share	24,298	23,553	24,303	23,650

The weighted average diluted shares outstanding for the six months ended June 30, 2014 and 2013 exclude the effect of 322,542 and 336,585 shares of common stock, respectively, subject to stock options, stock awards and deferred stock units. The weighted average diluted shares outstanding for the three months ended June 30, 2014 and 2013 exclude the effect of 322,542 and 335,875 shares of common stock, respectively, subject to stock options, stock awards and deferred stock units. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

On January 6, 2014, a special dividend of $2.00 per share of the Company’s common stock, representing an aggregate of $46.7 million, was paid to stockholders of record as of December 20, 2013. In connection with this special dividend, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per deferred stock unit, restricted stock or stock award, representing $1.8 million in total for this special dividend. In connection with this special cash dividend, the exercise price of all outstanding stock options was reduced by $2.00 per share. These reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

In February 2014, the Company issued 43,188 deferred stock units at $45.98, or $2.0 million, to executive officers in lieu of cash for a portion of their 2013 incentive compensation.

At the Annual Meeting of Stockholders held on May 22, 2014, stockholders approved an amendment to the Drew Industries Incorporated Equity Award and Incentive Plan, as Amended and Restated, to increase the number of shares of common stock available for issuance pursuant to awards by 1,678,632 shares.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.         FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	June 30, 2014				December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$7,290	$7,290	$—	$—	$6,535	$6,535	$—	$—
Total assets	$7,290	$7,290	$—	$—	$6,535	$6,535	$—	$—

Liabilities
Contingent consideration	$6,717	$—	$—	$6,717	$7,414	$—	$—	$7,414
Deferred compensation	11,330	11,330	—	—	9,673	9,673	—	—
Total liabilities	$18,047	$11,330	$—	$6,717	$17,087	$9,673	$—	$7,414

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

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the six months ended June 30:

	2014		2013
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Assets
Vacant owned facilities	$2,715	$—	$3,726	$100
Net assets of acquired businesses	44,221	—	1,076	—
Total assets	$46,936	$—	$4,802	$100

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Vacant Owned Facilities

During the first six months of 2014 and 2013, the Company reviewed the recoverability of the carrying value of its vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During the first six months of 2014, the Company reviewed the recoverability of the carrying value of three vacant owned facilities and sold one of these facilities. At June 30, 2014, the Company had two vacant owned facilities, with an estimated combined fair value of $3.1 million and a combined carrying value of $2.7 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first six months of 2013, the Company reviewed the recoverability of the carrying value of four vacant owned facilities. The fair value of one of these vacant owned facilities did not exceed its carrying value, therefore an impairment charge of $0.1 million was recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income. A sale agreement was signed on this facility and at June 30, 2013, this facility was classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. During the second quarter of 2013, one of the vacant facilities was reopened. At June 30, 2013, the Company had two vacant owned facilities with an estimated combined fair value of $4.0 million and a combined carrying value of $3.2 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

11.         NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under this ASU, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, provided the disposal was not previously disclosed. This new accounting guidance is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

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

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant. At June 30, 2014, the Company operated 35 manufacturing facilities in the United States.

Net sales and operating profit were as follows for the:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$447,416	$392,450	$235,286	$207,849
Motorhomes	30,057	22,890	15,673	11,939
RV aftermarket	16,762	12,881	9,668	7,152
Adjacent industries	54,627	48,848	29,199	26,126
Total RV Segment net sales	548,862	477,069	289,826	253,066
MH Segment:
Manufactured housing OEMs	37,281	40,370	20,764	22,591
Manufactured housing aftermarket	7,172	7,239	3,705	3,587
Adjacent industries	13,845	15,100	7,488	7,948
Total MH Segment net sales	58,298	62,709	31,957	34,126
Total net sales	$607,160	$539,778	$321,783	$287,192

Operating profit:
RV Segment	$51,761	$34,864	$28,032	$22,600
MH Segment	5,388	6,308	3,071	3,841
Total segment operating profit	57,149	41,172	31,103	26,441
Sale of extrusion assets	(1,954)	—	(1,954)	—
Executive succession	—	(1,876)	—	(733)
Total operating profit	$55,195	$39,296	$29,149	$25,708

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

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 10 percent in the first six months of 2014 to 161,100 units, compared to the first six months of 2013, as a result of:

•	An estimated 1,900 unit increase in retail demand in the first six months of 2014, or 1 percent, as compared to the same period of 2013.

•	RV dealers seasonally increasing inventory levels by an estimated 12,600 more units in the first half of 2014 than in the first half of 2013, in anticipation of strong retail demand.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where RV OEMs display product to RV retail dealers, and ended after the conclusion of the Summer selling season in September. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Most industry analysts report dealer inventories of travel trailer and fifth-wheel RVs are in-line with anticipated retail demand.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2014(1)	85,700	7%	92,500	(1)%	(6,800)
Quarter ended March 31, 2014	75,400	13%	45,100	6%	30,300
Quarter ended December 31, 2013	60,100	10%	36,400	12%	23,700
Quarter ended September 30, 2013	61,300	8%	78,700	17%	(17,400)
Twelve months ended June 30, 2014(1)	282,500	9%	252,700	7%	29,800

Quarter ended June 30, 2013	79,900	12%	93,300	11%	(13,400)
Quarter ended March 31, 2013	66,700	10%	42,400	9%	24,300
Quarter ended December 31, 2012	54,700	21%	32,500	8%	22,200
Quarter ended September 30, 2012	56,700	19%	67,300	7%	(10,600)
Twelve months ended June 30, 2013	258,000	15%	235,500	9%	22,500

(1)	Retail sales data for June 2014 has not been published; therefore retail and dealer inventory data includes an estimate for retail units sold.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2014 increased 19 percent to 23,300 units compared to the same period of 2013. The Company estimates retail demand for motorhome RVs increased 11 percent in the first six months of 2014.

As a result of the slower than expected start to 2014 due to severe weather conditions, a Spring which was slow to arrive and a shortage of drivers to deliver finished goods, industry-wide inventory seasonally accumulated. However, recent trends appear to have eased concerns surrounding dealer inventory. RV OEMs and dealers are reporting retail sales have picked up in recent months, an improvement from the relatively flat year-over-year retail sales reported through May 2014, due to pent-up demand stemming from the prolonged winter, and that inventories of RVs are in line with anticipated retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was recently reported at its highest level since January 2008. Retail sales in the traditionally strong Summer selling season will be a key indicator of consumer demand for RVs in 2014. While production over the last several quarters was strong, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months.

In May 2014, the RVIA projected an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2014, to 288,500. The Company is also encouraged that several customers are introducing new product lines, as well as increasing production capacity. Several industry analysts also report that the RV industry may benefit in the coming years from the release of pent-up demand resulting from the recession and the growing popularity of the RV lifestyle. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During the first six months of 2014, multi-section homes were 54 percent of the total manufactured homes produced, consistent with 2013, but down from the 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported, that for the first six months of 2014, industry-wide wholesale shipments of manufactured homes were 30,700 units, an increase of 5 percent compared to the first six months of 2013.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped precipitously, to below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has averaged about 11 percent, despite interest rates for manufactured home loans remaining historically high relative to interest rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate, credit and economic environment, including the availability of foreclosed site built homes at low prices, fluctuating consumer confidence, and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

▪
The Company’s net sales in the second quarter of 2014 increased to a quarterly record of $322 million, 12 percent higher than in the 2013 second quarter. This sales growth was primarily the result of a 15 percent increase in net sales by the Company's RV Segment, which accounted for 90 percent of consolidated net sales in the quarter. RV Segment sales growth was primarily due to a 7 percent and 11 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs and motorhome RVs, respectively. In addition, recently completed acquisitions added approximately $5 million in net sales in the second quarter of 2014. Further, sales of new products for RVs increased, as did sales to adjacent industries and the aftermarket.

▪
In July 2014, the Company's consolidated net sales reached approximately $98 million - 17 percent higher than July 2013 - as a result of continued growth in the Company’s RV Segment. Excluding the impact of acquisitions, the Company’s net sales for July 2014 were up approximately 13 percent.

▪
For the second quarter of 2014, the Company reported net income of $18.6 million, or $0.77 per diluted share, an increase of 17 percent compared to net income of $15.9 million, or $0.67 per diluted share, in the second quarter of 2013. Excluding charges related to the sale of extrusion assets in 2014 and executive succession in 2013, respectively, net income in the second quarter of 2014 would have been $19.8 million, or $0.82 per diluted share, an increase of 21 percent compared to net income of $16.3 million or $0.69 per diluted share in the second quarter of 2013.

The Company's operating profit margin in the second quarter of 2014 improved to 9.1 percent, compared to 9.0 percent in 2013 second quarter. The Company’s operating profit margin in the second quarter of 2014, excluding the loss on sale of the aluminum extrusion-related assets, was 9.7 percent, compared to 9.2 percent in the second quarter of 2013, excluding executive succession. Over the past several years, the Company has made investments to increase capacity and improve operating efficiencies, which are continuing to benefit bottom-line results. The Company added capacity ahead of projected demand, which enabled it to efficiently fulfill customer orders as demand increased and leverage fixed costs over a larger sales base. Further, the Company has implemented additional efficiency improvements, including lean, automation and employee retention initiatives.

▪
In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. During the first six months of 2014, the Company entered into two new leases which will add more than 700,000 square feet of production and distribution capacity. While these capacity expansion initiatives have a short-term negative impact on margins, over the long term these investments should allow the Company to improve its operating results, as well as continue to improve its customer service and operating efficiencies. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs over the next several quarters. In addition, the Company bolstered its administrative staff over the past several quarters, including the teams that were acquired through acquisitions and new employees hired in preparation for future growth and investment opportunities. The Company estimates expansion initiatives negatively impacted diluted EPS in the second quarter of 2014 by $0.02 to $0.03 per diluted share.

▪
In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. The outsourcing of these aluminum extrusion requirements was immediately accretive to earnings and has freed up management time and production capacity for other opportunities. In 2013, the Company recorded an after-tax loss from operations of approximately $1.5 million associated with the extrusion-related assets that were sold.

▪
On June 13, 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Sales of the acquired business for the twelve months ended May 2014 were approximately $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing. This acquisition was immediately accretive to the Company's earnings.

After funding this acquisition, the Company remains well-positioned with both financial capital and human resources to take advantage of additional investment opportunities.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
The three acquisitions completed in 2014 add an aggregate of more than $40 million in run rate to the Company's annual sales, of which $5 million occurred in the second quarter of 2014. Further, the Company plans to use its purchasing power and manufacturing capabilities to reduce the cost structure of the acquired operations.

▪	Return on equity for the twelve months ended June 30, 2014 improved to 18.1 percent, from 12.6 percent in the year-earlier period.

RV Segment – Second Quarter

Net sales of the RV Segment in the second quarter of 2014 increased 15 percent compared to the second quarter of 2013. Net sales of components were to the following markets for the three months ended June 30:

(In thousands)	2014	2013	Change
RV OEMs:
Travel trailers and fifth-wheels	$235,286	$207,849	13%
Motorhomes	15,673	11,939	31%
RV aftermarket	9,668	7,152	35%
Adjacent industries	29,199	26,126	12%
Total RV Segment net sales	$289,826	$253,066	15%

According to the RVIA, industry-wide wholesale shipments for the three months ended June 30, were:

	2014	2013	Change
Travel trailer and fifth-wheel RV's	85,700	79,900	7%
Motorhomes	12,200	11,000	11%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the second quarter of 2014 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains and recently completed acquisitions which added $1 million in net sales during the second quarter of 2014.

The Company's net sales growth in components for motorhomes during the second quarter of 2014 exceeded the increase in the industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and the June 2014 acquisition of the RV business of Actuant which added $1 million in net sales during the second quarter of 2014.

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

Content per:	2014	2013	Change
Travel trailer and fifth-wheel RV	$2,772	$2,700	3%
Motorhome	$1,309	$1,241	5%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company's net sales to the RV aftermarket increased during the second quarter of 2014 primarily due to market share gains. The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps, increased during the second quarter of 2014 primarily due to acquisitions which added $3 million in net sales during the second quarter of 2014. The Company continues to believe there are significant opportunities in the RV aftermarket and adjacent industries.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating profit of the RV Segment was $28.0 million in the second quarter of 2014, an improvement of $5.4 million compared to the second quarter of 2013. This increase in RV Segment operating profit was consistent with the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the second quarter of 2014 was positively impacted by:

•
Lower material costs. Steel and aluminum costs declined during 2013, before increasing in the first half of 2014, although not to the levels experienced in early 2013. The Company does not expect any significant changes in material costs as a percent of net sales for the third quarter of 2014. However, material costs remain volatile.

•
Investments over the past several years to increase capacity and improve operating efficiencies, which are continuing to benefit bottom-line results. The Company added capacity ahead of projected demand, which enabled it to efficiently fulfill customer orders as demand increased and leverage fixed costs over a $37 million larger sales base. Further, the Company has implemented additional efficiency improvements, including lean, automation and employee retention initiatives.

Partially offset by:

•
Fixed costs, which were approximately $3 million to $4 million higher than in the second quarter of 2013. In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. During the first six months of 2014, the Company entered into two new leases which will add more than 700,000 square feet of production and distribution capacity. While these capacity expansion initiatives have a short-term negative impact on margins, over the long term these investments should allow the Company to improve its operating results, as well as continue to improve its customer service and operating efficiencies. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs over the next several quarters. In addition, the Company bolstered its administrative staff over the past several quarters, including the teams that were acquired through acquisitions and new employees hired in preparation for future growth and investment opportunities.

•	Higher health insurance costs, largely due to increased employee participation.

•	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.

RV Segment – Year to Date

Net sales of the RV Segment in the first six months of 2014 increased 15 percent compared to the first six months of 2013. Net sales of components were to the following markets for the six months ended June 30:

(In thousands)	2014	2013	Change
RV OEMs:
Travel trailers and fifth-wheels	$447,416	$392,450	14%
Motorhomes	30,057	22,890	31%
RV aftermarket	16,762	12,881	30%
Adjacent industries	54,627	48,848	12%
Total RV Segment net sales	$548,862	$477,069	15%

According to the RVIA, industry-wide wholesale shipments for the six months ended June 30, were:

	2014	2013	Change
Travel trailer and fifth-wheel RV's	161,100	146,600	10%
Motorhomes	23,300	19,500	19%

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first six months of 2014 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains and recently completed acquisitions which added $1 million in net sales during the first six months of 2014.

The Company's net sales growth in components for motorhomes during the first six months of 2014 exceeded the increase in the industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and the June 2014 acquisition of the RV business of Actuant which added $1 million in net sales during the first six months of 2014.

The Company's net sales to the RV aftermarket increased during the first six months of 2014 primarily due to market share gains. The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps, increased during the first six months of 2014 primarily due to market share gains and acquisitions which added $4 million in net sales during the first six months of 2014. The Company continues to believe there are significant opportunities in the RV aftermarket and adjacent industries.

Operating profit of the RV Segment was $51.8 million in the first six months of 2014, an improvement of $16.9 million compared to the first six months of 2013. This increase in RV Segment operating profit was greater than the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the first six months of 2014 was positively impacted by:

•
Lower material costs. Steel and aluminum costs declined during 2013, before increasing in the first half of 2014, although not to the levels experienced in early 2013. The Company does not expect any significant changes in material costs as a percent of net sales for the third quarter of 2014. However, material costs remain volatile.

•
The elimination of production inefficiencies and costs incurred as a result of significant growth which occurred in 2012 and early 2013. The Company is continuing to implement additional efficiency improvements, including lean, automation and employee retention initiatives, as they are identified.

•	Lower warranty costs, largely due to lower claims experience.

•	Lower payroll costs, largely due to a reduction in state unemployment tax rates.

•	The spreading of fixed manufacturing and selling, general and administrative costs over a $72 million larger sales base.

Partially offset by:

•
Fixed costs, which were approximately $6 million to $8 million higher than in the first six months of 2013. In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. During the first six months of 2014, the Company entered into two new leases which will add more than 700,000 square feet of production and distribution capacity. While these capacity expansion initiatives have a short-term negative impact on margins, over the long term these investments should allow the Company to improve its operating results, as well as continue to improve its customer service and operating efficiencies. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs over the next several quarters. In addition, the Company bolstered its administrative staff over the past several quarters, including the teams that were acquired through acquisitions and new employees hired in preparation for future growth and investment opportunities.

•	Higher health insurance costs, largely due to increased employee participation.

•	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – Second Quarter

Net sales of the MH Segment in the second quarter of 2014 decreased 6 percent compared to the same period of 2013. Net sales of components were to the following markets for the three months ended June 30:

(In thousands)	2014	2013	Change
Manufactured housing OEMs	$20,764	$22,591	(8)%
Manufactured housing aftermarket	3,705	3,587	3%
Adjacent industries	7,488	7,948	(6)%
Total MH Segment net sales	$31,957	$34,126	(6)%

According to the IBTS, industry-wide wholesale shipments for the three months ended June 30, were:

	2014	2013	Change
Total homes produced	17,000	16,300	4%
Total floors produced	26,400	25,100	5%

Industry-wide wholesale shipments of manufactured homes increased during the second quarter of 2014 when compared to the same period of the prior year, while the Company’s net sales of components for new manufactured homes declined during the same period of 2014, primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products. As a result, the Company’s content per manufactured home produced for the twelve months ended June 30, 2014 declined from the prior year period.

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

Content per:	2014	2013	Change
Home produced	$1,249	$1,426	(12)%
Floor produced	$806	$921	(12)%

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

Operating profit of the MH Segment was $3.1 million in the second quarter of 2014, a decrease of $0.8 million compared to the second quarter of 2013 primarily due to the decline in net sales and higher health insurance costs, largely due to increased employee participation.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – Year to Date

Net sales of the MH Segment in the first six months of 2014 decreased 7 percent compared to the same period of 2013. Net sales of components were to the following markets for the six months ended June 30:

(In thousands)	2014	2013	Change
Manufactured housing OEMs	$37,281	$40,370	(8)%
Manufactured housing aftermarket	7,172	7,239	(1)%
Adjacent industries	13,845	15,100	(8)%
Total MH Segment net sales	$58,298	$62,709	(7)%

According to the IBTS, industry-wide wholesale shipments for the six months ended June 30, were:

	2014	2013	Change
Total homes produced	30,700	29,100	5%
Total floors produced	47,600	44,800	6%

Industry-wide wholesale shipments of manufactured homes increased during the first six months of 2014 when compared to the same period of the prior year, while the Company’s net sales of components for new manufactured homes declined during the same period of 2014, primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products.

Operating profit of the MH Segment was $5.4 million in the first six months of 2014, a decrease of $0.9 million compared to the first six months of 2013 primarily due to the decline in net sales.

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. The outsourcing of these aluminum extrusion requirements was immediately accretive to earnings and has freed up management time and production capacity for other opportunities. In 2013, the Company recorded an after-tax loss from operations of approximately $1.5 million associated with the extrusion-related assets that were sold.

Executive Succession

In connection with the Company’s 2013 executive succession and corporate relocation, the Company recorded a pre-tax charge of $1.8 million in the first six months of 2013, including $0.7 million in the second quarter of 2013, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana.

Income Taxes

The effective tax rate for the first six months of 2014 of 36.8 percent was lower than the 38.0 percent effective tax rate for the first six months of 2013, primarily due to an increase in federal and state credits. The Company estimates the 2014 full year effective tax rate to be approximately 37 percent to 38 percent.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2014	2013
Net cash flows provided by operating activities	$55,795	$33,039
Net cash flows used for investing activities	(97,369)	(18,974)
Net cash flows (used for) provided by financing activities	(24,702)	7,873
Net (decrease) increase in cash	$(66,276)	$21,938

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2014 were $22.8 million higher than the same period of 2013, primarily due to:

•	A $10.5 million increase in net income in the first six months of 2014 compared to the first six months of 2013.

•
An $11.4 million larger increase in accounts payable in the first six months of 2014 compared to the first six months of 2013, primarily due to the increase in sales, production and earnings, as well as the timing of these payments.

•
An increase in inventories of $1.2 million in the first six months of 2014 compared to an increase of $2.4 million in the first six months of 2013. The increase in inventories in the first six months of 2014 was primarily due to the increase in net sales, largely offset by the concerted effort of management to improve inventory turns on a sustainable basis. Inventory turnover for the twelve months ended June 30, 2014 increased to 8.3 turns from 7.9 turns for the full year 2013 and 7.8 turns for the twelve months ended June 30, 2013. The increase in the first six months of 2013 was primarily to support the significant increase in net sales.

•
A seasonal increase in accounts receivable of $36.9 million in the first six months of 2014 compared to a $37.5 million seasonal increase in the first six months of 2013, primarily due to increased net sales, as well as the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 21 days sales outstanding at June 30, 2014.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $14.9 million in the first six months of 2014, and is expected to aggregate $30 million to $32 million for the full year 2014.

Non-cash stock-based compensation in the first six months of 2014 was $5.3 million, and is expected to be approximately $11 million to $13 million for the full year 2014.

Cash Flows from Investing Activities

Cash flows used for investing activities of $97.4 million in the first six months of 2014 were primarily comprised of $82.2 million for the acquisition of businesses and $17.9 million for capital expenditures. In the first six months of 2013, cash flows used for investing activities of $19.0 million were primarily for capital expenditures. In order to better serve its customers and meet the increased demand for its products, the Company continues to invest in capacity expansion, automation and production improvement, as well as cost reduction initiatives.
On June 13, 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Sales of the acquired

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

business for the twelve months ended May 2014 were approximately $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing.
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

The Company estimates that capital expenditures will be $34 million to $38 million for the full year 2014, including $19 million to $22 million of “replacement” capital expenditures and $15 million to $18 million of “growth” capital expenditures. Additional capital expenditures may be required in 2014 depending on the extent of the sales growth and other initiatives by the Company.

The capital expenditures and acquisitions during the first six months of 2014 were funded from available cash plus periodic borrowings under the Company’s line of credit. The capital expenditures for the balance of 2014 are expected to be funded from available cash and cash generated from operations, as well as periodic borrowings under the Company's line of credit.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first six months of 2014 include the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in debt of $22.3 million. The increase in debt was due to borrowings under the Company's line of credit. In addition, in the first six months of 2014, the Company received $3.4 million in cash and the related tax benefits from the exercise of stock-based compensation, offset by $3.5 million in payments for contingent consideration related to acquisitions. In the first six months of 2013, the Company received $10.7 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $2.8 million in payments for contingent consideration related to acquisitions.

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $6.7 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2014. The Company expects to pay $2.0 million over the next twelve months related to these contingent consideration liabilities. For further information see Note 8 of the Notes to Condensed Consolidated Financial Statements.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company's previous $50.0 million line of credit that was scheduled to expire on January 1, 2016. The maximum borrowings under the Company’s new line of credit can be increased by $25.0 million upon approval of the Lenders. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at June 30, 2014), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 percent to 2.0 percent (plus 1.75 percent at June 30, 2014) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At June 30, 2014, the Company had $2.2 million in outstanding letters of credit under the line of credit. Availability under the Company’s new line of credit was $50.5 million at June 30, 2014.

Simultaneously, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending the Company's previous $150.0 million “shelf-loan” facility with Prudential. The new facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At June 30, 2014, there were no Senior Promissory Notes outstanding. This new facility expires on February 24, 2017.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at June 30, 2014 the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2014. The remaining availability under these facilities was $200.5 million at June 30, 2014. The Company believes the availability under the amended line of credit and “shelf-loan” facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

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

CONTINGENCIES

Additional information required by this item is included in Note 8 of the Notes to the Condensed Consolidated Financial Statements and under Item 1 of Part II of this Quarterly Report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first six months of 2014 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under this

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

ASU, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. This new accounting guidance is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, employee retention, inventory levels of retail dealers and manufacturers, levels of repossessed products for which we sell our components, changes in zoning regulations for manufactured homes, seasonality and cyclicality in the industries to which we sell our products, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the pace of and successful integration of acquisitions, realization of efficiency improvements, the successful entry into new markets, the costs of compliance with increased governmental regulation, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our subsequent filings with the Securities and Exchange Commission. We disclaim any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

At June 30, 2014, the Company had $22.3 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2014, and outstanding borrowings of $22.3 million, future cash flows would be reduced by $0.2 million per annum.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. At June 30, 2014, the Company had no derivative instruments outstanding.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of June 30, 2014, would not be material to the Company’s financial position or annual results of operations.

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
August 8, 2014