Form 10-Q
period 2014-09-30
DREW INDUSTRIES INC
filed 2014-11-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2014

or

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
Yes ___   No X

The number of shares outstanding of the registrant's common stock, as of the latest practicable date (October 31, 2014) was 23,648,749 shares of common stock.

DREW INDUSTRIES INCORPORATED

INDEX TO FINANCIAL STATEMENTS FILED WITH
QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

(UNAUDITED)

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
(In thousands, except per share amounts)

Net sales	$901,431	$790,629	$294,271	$250,851
Cost of sales	703,736	625,479	231,788	194,725
Gross profit	197,695	165,150	62,483	56,126
Selling, general and administrative expenses	117,475	101,148	39,412	33,296
Sale of extrusion assets	1,954	—	—	—
Executive succession	—	1,876	—	—
Operating profit	78,266	62,126	23,071	22,830
Interest expense, net	324	279	130	76
Income before income taxes	77,942	61,847	22,941	22,754
Provision for income taxes	27,672	22,805	7,453	7,949
Net income	$50,270	$39,042	$15,488	$14,805

Net income per common share:
Basic	$2.11	$1.68	$0.65	$0.63
Diluted	$2.07	$1.65	$0.64	$0.62

Weighted average common shares outstanding:
Basic	23,870	23,243	23,935	23,451
Diluted	24,300	23,644	24,301	23,838

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2014	2013	2013
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$4	$52,873	$66,280
Accounts receivable, net	64,543	54,824	31,015
Inventories, net	127,078	96,164	101,211
Deferred taxes	12,557	10,073	12,557
Prepaid expenses and other current assets	18,410	8,396	14,467
Total current assets	222,592	222,330	225,530
Fixed assets, net	133,543	120,723	125,982
Goodwill	66,203	21,552	21,545
Other intangible assets, net	100,785	61,861	59,392
Other assets	26,286	23,230	20,735
Total assets	$549,409	$449,696	$453,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$44,541	$31,809	$24,063
Dividend payable	—	—	46,706
Accrued expenses and other current liabilities	61,999	53,333	47,422
Total current liabilities	106,540	85,142	118,191
Long-term indebtedness	40,000	—	—
Other long-term liabilities	25,536	21,091	21,380
Total liabilities	172,076	106,233	139,571

Stockholders’ equity
Common stock, par value $.01 per share	263	259	261
Paid-in capital	141,619	120,583	126,360
Retained earnings	264,918	252,088	216,459
Stockholders’ equity before treasury stock	406,800	372,930	343,080
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	377,333	343,463	313,613
Total liabilities and stockholders’ equity	$549,409	$449,696	$453,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
(In thousands)

Cash flows from operating activities:
Net income	$50,270	$39,042
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	23,475	20,388
Stock-based compensation expense	7,909	8,224
Other non-cash items	2,837	1,787
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(27,162)	(32,829)
Inventories, net	(16,526)	1,246
Prepaid expenses and other assets	(3,668)	4,090
Accounts payable, trade	16,276	10,042
Accrued expenses and other liabilities	13,553	9,681
Net cash flows provided by operating activities	66,964	61,671

Cash flows from investing activities:
Capital expenditures	(30,032)	(26,080)
Acquisitions of businesses	(100,157)	(1,451)
Proceeds from note receivable	750	—
Proceeds from sales of fixed assets	3,344	1,381
Other investing activities	(66)	(117)
Net cash flows used for investing activities	(126,161)	(26,267)

Cash flows from financing activities:
Exercise of stock options and deferred stock units, net of shares tendered for payment	3,555	11,817
Proceeds from line of credit borrowings	330,346	135,452
Repayments under line of credit borrowings	(290,346)	(135,452)
Payment of special dividend	(46,706)	—
Payment of contingent consideration related to acquisitions	(3,732)	(4,287)
Other financing activities	(196)	—
Net cash flows (used for) provided by financing activities	(7,079)	7,530

Net (decrease) increase in cash	(66,276)	42,934

Cash and cash equivalents at beginning of period	66,280	9,939
Cash and cash equivalents at end of period	$4	$52,873

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$409	$226
Income taxes, net of refunds	$27,301	$19,276

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares)
Balance - December 31, 2013	$261	$126,360	$216,459	$(29,467)	$313,613
Net income	—	—	50,270	—	50,270
Issuance of 238,426 shares of common stock pursuant to stock options and deferred stock units	2	1,508	—	—	1,510
Income tax benefit relating to issuance of common stock pursuant to stock options and deferred stock units, net of shares tendered for payment	—	2,045	—	—	2,045
Stock-based compensation expense	—	7,909	—	—	7,909
Issuance of 43,188 deferred stock units relating to prior year compensation	—	1,986	—	—	1,986
Dividend equivalents on deferred stock units, stock awards and restricted stock	—	1,811	(1,811)	—	—
Balance - September 30, 2014	$263	$141,619	$264,918	$(29,467)	$377,333

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (collectively, “Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; truck campers; truck caps; modular housing; and factory-built mobile office units. At September 30, 2014, the Company operated 36 manufacturing facilities.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements.

2.    SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

The RV Segment, which accounted for 90 percent and 88 percent of consolidated net sales for the nine month periods ended September 30, 2014 and 2013, respectively, manufactures a variety of products used in the production of RVs, including:

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; truck campers; and truck caps. Approximately 80 percent of the Company’s RV Segment net sales for the last twelve months were of products to original equipment manufacturers ("OEMs") of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 10 percent and 12 percent of consolidated net sales for the nine month periods ended September 30, 2014 and 2013, respectively, manufactures a variety of products used in the production of manufactured homes, including:

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

Information relating to segments follows for the:
	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$645,655	$567,087	$198,239	$174,637
Motorhomes	49,679	35,278	19,622	12,388
RV aftermarket	32,777	19,785	16,015	6,904
Adjacent industries	84,355	72,882	29,728	24,034
Total RV Segment net sales	812,466	695,032	263,604	217,963

MH Segment:
Manufactured housing OEMs	58,550	62,941	21,269	22,571
Manufactured housing aftermarket	10,849	10,377	3,677	3,138
Adjacent industries	19,566	22,279	5,721	7,179
Total MH Segment net sales	88,965	95,597	30,667	32,888
Total net sales	$901,431	$790,629	$294,271	$250,851

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Operating profit:
RV Segment	$72,048	$54,098	$20,287	$19,234
MH Segment	8,172	9,904	2,784	3,596
Total segment operating profit	80,220	64,002	23,071	22,830
Sale of extrusion assets	(1,954)	—	—	—
Executive succession	—	(1,876)	—	—
Total operating profit	$78,266	$62,126	$23,071	$22,830

Potential Future Changes to Reporting Segments

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. Net sales to Manufactured Housing OEMs are 6 percent of consolidated net sales for the first nine months of 2014. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. We are currently evaluating the information provided to our Chief Operating Decision Maker ("CODM"), and in the near future, we expect to complete any changes to our reporting structures that will reflect how our CODM will assess the performance of our operating segments and make decisions about resource allocations which may result in changes to the operating segments we report.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2014

Duncan Systems, Inc.

On August 15, 2014, the Company acquired the business and certain assets of Duncan Systems, Inc. ("Duncan Systems"), an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Sales of Duncan Systems for the twelve months ended July 2014 were approximately $26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$18,000
Contingent consideration	1,914
Total fair value of consideration given	$19,914

Customer relationships	$10,500
Other identifiable intangible assets	1,230
Net tangible assets	4,088
Total fair value of net assets acquired	$15,818

Goodwill (tax deductible)	$4,096

The customer relationships intangible asset is being amortized over its estimated useful life of 14 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in market share for the distributed products.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$35,500

Customer relationships	$12,300
Patents	5,300
Other identifiable intangible assets	2,130
Net tangible assets	2,227
Total fair value of net assets acquired	$21,957

Goodwill (tax deductible)	$13,543

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

Star Design, LLC

On March 14, 2014, the Company acquired the business and certain assets of Star Design, LLC ("Star Design"). Star Design had annual sales of approximately $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Innovative Design Solutions, Inc.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$34,175
Present value of future payments	1,739
Contingent consideration	710
Total fair value of consideration given	$36,624

Patents	$6,000
Customer relationships	4,000
Other identifiable intangible assets	3,130
Net tangible assets	1,944
Total fair value of net assets acquired	$15,074

Goodwill (tax deductible)	$21,550

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

The consideration given was greater than the fair value of assets acquired, resulting in goodwill, because the Company anticipates the tool and die and automation capabilities of the acquired business will help improve its operating efficiencies.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable payable over the next four years, recorded at its present value of $6.4 million on the date of closing. During the second quarter of 2014, the Company received the first installment of $0.8 million under the note. At September 30, 2014, the present value of the remaining amount due under the note receivable was $5.8 million.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2013	$62,047	$10,025	$72,072
Accumulated impairment – December 31, 2013	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2013	20,771	774	21,545
Acquisitions – 2014	44,658	—	44,658
Net balance – September 30, 2014	$65,429	$774	$66,203

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. No impairment tests were required or performed during the nine months ended September 30, 2014.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$81,261	$25,825	$55,436	6	to	16
Patents	52,167	20,936	31,231	3	to	19
Tradenames	9,473	4,237	5,236	3	to	15
Non-compete agreements	3,948	2,051	1,897	3	to	6
Other	360	72	288	2	to	12
Purchased research and development	6,697	—	6,697	Indefinite
Other intangible assets	$153,906	$53,121	$100,785

Other intangible assets consisted of the following at December 31, 2013:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,105	$21,999	$28,106	6	to	16
Patents	41,651	18,461	23,190	3	to	19
Tradenames	7,959	5,976	1,983	5	to	15
Non-compete agreements	3,866	2,210	1,656	3	to	6
Purchased research and development	4,457	—	4,457	Indefinite
Other intangible assets	$108,038	$48,646	$59,392

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	September 30,		December 31,
(In thousands)	2014	2013	2013
Raw materials	$110,671	$77,664	$84,279
Work in process	3,149	3,090	3,038
Finished goods	13,258	15,410	13,894
Inventories, net	$127,078	$96,164	$101,211

5.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,		December 31,
(In thousands)	2014	2013	2013
Fixed assets, at cost	$256,379	$233,292	$241,616
Less accumulated depreciation and amortization	122,836	112,569	115,634
Fixed assets, net	$133,543	$120,723	$125,982

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,		December 31,
(In thousands)	2014	2013	2013
Employee compensation and benefits	$26,219	$22,966	$18,583
Current portion of accrued warranty	14,070	11,351	11,731
Sales rebates	5,457	4,856	4,773
Current portion of contingent consideration related to acquisitions	3,705	4,608	3,462
Other	12,548	9,552	8,873
Accrued expenses and other current liabilities	$61,999	$53,333	$47,422

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

(In thousands)	2014	2013
Balance at beginning of period	$17,325	$12,729
Provision for warranty expense	9,329	11,010
Warranty liability from acquired businesses	688	21
Warranty costs paid	(6,441)	(6,974)
Total accrued warranty	20,901	16,786
Less long-term portion	6,831	5,435
Current portion of accrued warranty	$14,070	$11,351

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    LONG-TERM INDEBTEDNESS

At September 30, 2014, the Company had $40.0 million of outstanding borrowings on its line of credit at an interest rate of 1.9 percent. The Company had no debt outstanding at September 30, 2013 or December 31, 2013.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company's previous $50.0 million line of credit that was scheduled to expire on January 1, 2016. The maximum borrowings under the Company’s line of credit can be increased by $25.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at September 30, 2014), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 percent to 2.0 percent (plus 1.75 percent at September 30, 2014) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At September 30, 2014, the Company had $2.0 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $33.0 million at September 30, 2014.

Simultaneously, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending the Company's previous $150.0 million "shelf-loan" facility with Prudential. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At September 30, 2014, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2017.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at September 30, 2014, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2014. The remaining availability under these facilities was $183.0 million at September 30, 2014. The Company believes the availability under the line of credit and "shelf-loan" facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.    COMMITMENTS AND CONTINGENCIES

Leases

In January 2014, the Company entered into a nine year operating lease for a 366,000 square foot facility located in Goshen, Indiana with aggregate lease payments of $6.1 million. This facility is being used to consolidate manufacturing operations for efficiency improvements and expand capacity for its furniture and mattress operations.

In March 2014, the Company entered into a twelve year operating lease for a 539,000 square foot facility located in South Bend, Indiana to expand warehousing and distribution capabilities. Annual lease payments are $1.0 million; however, the Company has entered into a sublease arrangement for 238,000 square feet of the facility for the next five years with annual sublease payments of $0.7 million.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2014, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.0 percent.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30:

(In thousands)	2014	2013
Balance at beginning of period	$7,414	$11,519
Acquisitions	3,369	—
Payments	(3,732)	(4,287)
Accretion (a)	782	1,041
Fair value adjustments (a)	422	209
Balance at end of the period (b)	8,255	8,482
Less current portion in accrued expenses and other current liabilities	(3,705)	(4,608)
Total long-term portion in other long-term liabilities	$4,550	$3,874

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of September 30, 2014 are $12.0 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2014, would not be material to the Company’s financial position or annual results of operations.

9.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	September 30,		December 31,
(In thousands)	2014	2013	2013
Common stock authorized	30,000	30,000	30,000
Common stock issued	26,329	25,906	26,058
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Weighted average shares outstanding for basic earnings per share	23,870	23,243	23,935	23,451
Common stock equivalents pertaining to stock options and deferred stock units	430	401	366	387
Weighted average shares outstanding for diluted earnings per share	24,300	23,644	24,301	23,838

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average diluted shares outstanding for the nine months ended September 30, 2014 and 2013 exclude the effect of 322,542 and 332,391 shares of common stock, respectively, subject to stock options, stock awards and deferred stock units. The weighted average diluted shares outstanding for the three months ended September 30, 2014 and 2013 exclude the effect of 322,542 and 324,002 shares of common stock, respectively, subject to stock options, stock awards and deferred stock units. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

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

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2014				December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$7,235	$7,235	$—	$—	$6,535	$6,535	$—	$—
Total assets	$7,235	$7,235	$—	$—	$6,535	$6,535	$—	$—

Liabilities
Contingent consideration	$8,255	$—	$—	$8,255	$7,414	$—	$—	$7,414
Deferred compensation	11,252	11,252	—	—	9,673	9,673	—	—
Total liabilities	$19,507	$11,252	$—	$8,255	$17,087	$9,673	$—	$7,414

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the nine months ended September 30:

	2014		2013
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Assets
Vacant owned facilities	$2,704	$—	$3,211	$145
Net assets of acquired businesses	59,862	—	1,076	—
Total assets	$62,566	$—	$4,287	$145

Vacant Owned Facilities

During the first nine months of 2014 and 2013, the Company reviewed the recoverability of the carrying value of its vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During the first nine months of 2014, the Company reviewed the recoverability of the carrying value of three vacant owned facilities, of which one of these facilities was sold. At September 30, 2014, the Company had two vacant owned facilities, with an estimated combined fair value of $3.0 million and a combined carrying value of $2.7 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first nine months of 2013, the Company reviewed the recoverability of the carrying value of six vacant owned facilities. The fair value of two of these vacant owned facilities did not exceed its carrying value, therefore an impairment charge of $0.1 million was recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income. At September 30, 2013, the Company had three vacant owned facilities with an estimated combined fair value of $4.0 million and a combined carrying value of $3.2 million.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant. At September 30, 2014, the Company operated 36 manufacturing facilities in the United States.

Net sales and operating profit were as follows for the:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$645,655	$567,087	$198,239	$174,637
Motorhomes	49,679	35,278	19,622	12,388
RV aftermarket	32,777	19,785	16,015	6,904
Adjacent industries	84,355	72,882	29,728	24,034
Total RV Segment net sales	812,466	695,032	263,604	217,963
MH Segment:
Manufactured housing OEMs	58,550	62,941	21,269	22,571
Manufactured housing aftermarket	10,849	10,377	3,677	3,138
Adjacent industries	19,566	22,279	5,721	7,179
Total MH Segment net sales	88,965	95,597	30,667	32,888
Total net sales	$901,431	$790,629	$294,271	$250,851

Operating profit:
RV Segment	$72,048	$54,098	$20,287	$19,234
MH Segment	8,172	9,904	2,784	3,596
Total segment operating profit	80,220	64,002	23,071	22,830
Sale of extrusion assets	(1,954)	—	—	—
Executive succession	—	(1,876)	—	—
Total operating profit	$78,266	$62,126	$23,071	$22,830

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

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps. Approximately 80 percent of the Company’s RV Segment net sales for the last twelve months were of products to original equipment manufacturers ("OEMs") of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 83 percent of all RVs shipped by the industry during the last twelve months.

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

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 9 percent in the first nine months of 2014 to 226,600 units, compared to the first nine months of 2013, as a result of:

•	An estimated 8,900 unit increase in retail demand in the first nine months of 2014, or 4 percent, as compared to the same period of 2013.

•
RV dealers increasing inventory levels by an estimated 3,300 units in the first nine months of 2014, while dealers decreased inventory levels by an estimated 6,500 units in the first nine months of 2013.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where RV OEMs display product to RV retail dealers, and ended after the conclusion of the Summer selling season in September. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. The Company estimates that RV dealers across the United States and Canada added an estimated aggregate of 27,000 travel trailer and fifth-wheel RVs to their inventories between October 2013 and September 2014, in response to the increase in retail sales for the same period and in anticipation of strong retail demand. Despite this year-over-year increase, most industry analysts believe dealer inventories are in-line with anticipated retail demand.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2014(1)	65,500	7%	80,500	2%	(15,000)
Quarter ended June 30, 2014	85,700	7%	97,600	5%	(11,900)
Quarter ended March 31, 2014	75,400	13%	45,200	7%	30,200
Quarter ended December 31, 2013	60,100	10%	36,400	12%	23,700
Twelve months ended September 30, 2014(1)	286,700	9%	259,700	5%	27,000

Quarter ended September 30, 2013	61,300	8%	78,700	17%	(17,400)
Quarter ended June 30, 2013	79,900	12%	93,300	11%	(13,400)
Quarter ended March 31, 2013	66,700	10%	42,400	9%	24,300
Quarter ended December 31, 2012	54,700	21%	32,500	8%	22,200
Twelve months ended September 30, 2013	262,600	13%	246,900	12%	15,700

(1)	Retail sales data for September 2014 has not been published; therefore retail and dealer inventory data includes an estimate for retail units sold.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2014 increased 18 percent to 34,000 units compared to the same period of 2013. The Company estimates retail demand for motorhome RVs increased 12 percent in the first nine months of 2014.

In September 2014, the RVIA projected an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2014, to 291,100 units. The RVIA also projected a 4 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2015, to 301,400 units. The Company is also encouraged by several customers introducing new product lines, as well as increasing production capacity.

While production over the last several quarters was strong, and additional production capacity is being added by the RV OEMs, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was recently reported at a seven year high. Retail sales of travel trailer and fifth-wheel RVs have increased in 55 of the last 58 months on a year-over-year basis, corresponding with the improvement in consumer confidence. Several industry analysts also report that the RV industry may benefit from the growing popularity of the RV lifestyle and the addition of new 'entry-level' RV units. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

Over the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 and 70 are projected to total 56 million by

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV. Further, the RVIA has an advertising campaign promoting the “RV lifestyle”. The current campaign is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, will all hopefully continue to motivate consumer demand for RVs. RVIA studies indicate that RV vacations cost substantially less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During the first nine months of 2014, multi-section homes were 53 percent of the total manufactured homes produced, consistent with 2013, but down from the 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported, that for the first nine months of 2014, industry-wide wholesale shipments of manufactured homes were 48,200 units, an increase of 6 percent compared to the first nine months of 2013. In the third quarter of 2014, industry-wide wholesale shipments of manufactured homes were 17,500 units, an increase of 8 percent compared to the same period of 2013.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped precipitously, to below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has averaged about 11 percent, despite interest rates for manufactured home loans remaining historically high relative to interest rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing. However, because of the current real estate, credit and economic environment, including the availability of site built homes at low prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

In addition, certain provisions of the Dodd-Frank Act, which regulate financial transactions, have made certain types of mortgages, including chattel loans, more difficult or more expensive to obtain – in particular those historically used to finance the purchase of manufactured homes. Although new legislation has been introduced to address this matter, and the Consumer Financial Protection Bureau has been reviewing this matter, there can be no assurance of the outcome.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

▪
The Company’s consolidated net sales in the third quarter of 2014 increased to $294 million, 17 percent higher than in the 2013 third quarter. This growth in net sales primarily resulted from a 21 percent increase in net sales by the Company's RV Segment, which accounted for 90 percent of consolidated net sales in the quarter. The four acquisitions completed by the Company in 2014 added $15 million in net sales in the third quarter of 2014, all of which related to the Company's RV Segment. RV Segment net sales growth was also due to a 7 percent increase in industry-wide wholesale shipments of RVs. Further, the Company's sales of new products for RVs increased, as did sales to adjacent industries and the aftermarket.

▪
In October 2014, the Company's consolidated net sales reached a monthly record of approximately $115 million - 21 percent higher than October 2013 - as a result of continued growth in the Company’s RV Segment. Excluding the impact of acquisitions, the Company’s consolidated net sales for October 2014 were up approximately 15 percent.

▪
For the third quarter of 2014, the Company reported net income of $15.5 million, or $0.64 per diluted share, an increase of 5 percent compared to net income of $14.8 million, or $0.62 per diluted share, in the third quarter of 2013.

▪
Operating profits during the third quarter of 2014 remained relatively constant at $23.1 million, compared with $22.8 million in the third quarter of 2013, while operating profit margin decreased from 9.1 percent to 7.8 percent during the same period. As a result of facility start-up and realignment costs, as well as higher health insurance and raw material costs, the Company’s incremental margin was lower than its historical average.

•	Raw material costs, in particular steel and aluminum, were higher during the third quarter of 2014 as compared to the third quarter of 2013. Material costs remain volatile.

Health insurance costs were also higher, largely due to increased employee participation, which the Company believes is largely due to the new health care requirements.

Collectively, higher raw material and health insurance costs had a negative impact on net income in the third quarter of 2014 of $0.11 per diluted share, as compared to the third quarter of 2013. Although the Company is making every effort to offset higher costs through improved product designs and efficiency improvements, and by working with its vendors to identify opportunities to reduce input costs, the Company expects higher raw material costs and higher health insurance and other costs to impact the year-over-year comparison of operating results in the fourth quarter of 2014. Further, in response to the higher costs, the Company is implementing sales price increases which should be fully in place during the first quarter of 2015.

▪
In early 2014, the Company entered into two new leases which added more than 700,000 square feet of production and distribution capacity. These two new leased facilities are now operational and are expected to be fully occupied by the end of 2014. While these and other capacity expansion initiatives have a short-term negative impact on margins, over the long term these investments should allow the Company to improve its operating results, as well as continue to improve its customer service and operating efficiencies. The Company estimates expansion initiatives had a negative impact on net income in the third quarter of 2014 of $0.04 per diluted share, as compared to the third quarter of 2013. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs in the fourth quarter of 2014, but expects these costs to decline as the projects are completed over the coming months.

▪
On August 15, 2014, the Company acquired the business and certain assets of Duncan Systems, Inc. ("Duncan Systems"), an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Sales of Duncan Systems for the twelve months ended July 31, 2014 were approximately $26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation. This acquisition was immediately accretive to the Company's earnings.

After funding this acquisition, the Company remains well-positioned with both financial capital and human resources to take advantage of additional investment opportunities.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
The four acquisitions completed in 2014 add an aggregate of $67 million in run rate to the Company's annual sales, of which $15 million occurred in the third quarter of 2014. Further, the Company plans to use its purchasing power and manufacturing capabilities to reduce the cost structure of the acquired operations.

▪	Return on equity for the twelve months ended September 30, 2014 improved to 17.7 percent, from 13.9 percent in the year-earlier period.

RV Segment – Third Quarter

Net sales of the RV Segment in the third quarter of 2014 increased 21 percent compared to the third quarter of 2013. Net sales of components were to the following markets for the three months ended September 30:

(In thousands)	2014	2013	Change
RV OEMs:
Travel trailers and fifth-wheels	$198,239	$174,637	14%
Motorhomes	19,622	12,388	58%
RV aftermarket	16,015	6,904	132%
Adjacent industries	29,728	24,034	24%
Total RV Segment net sales	$263,604	$217,963	21%

According to the RVIA, industry-wide wholesale shipments for the three months ended September 30, were:

	2014	2013	Change
Travel trailer and fifth-wheel RV's	65,500	61,300	7%
Motorhomes	10,700	9,400	14%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the third quarter of 2014 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $2 million in net sales during the third quarter of 2014.

The Company's net sales growth in components for motorhomes during the third quarter of 2014 exceeded the increase in the industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $5 million in net sales during the third quarter of 2014.

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

Content per:	2014	2013	Change
Travel trailer and fifth-wheel RV	$2,814	$2,703	4%
Motorhome	$1,436	$1,231	17%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company's net sales to the RV aftermarket increased during the third quarter of 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $6 million in net sales during the third quarter of 2014. With an estimated 10 million households in North America owning an RV, the Company continues to believe there are significant opportunities in the RV aftermarket.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps, increased during the third quarter of 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $3 million in net sales during the third quarter of 2014. The Company also recently began shipping school bus windows to Blue Bird Corporation ("Blue Bird") under a new 12 year supply agreement for nearly all their bus windows. Annual sales to Blue Bird are expected to be approximately $10 million. The Company continues to believe there are significant opportunities in adjacent industries.

The Company also continues to focus on developing products tailored for international markets. In early September, the Company participated in the largest RV show in Europe and received positive feedback on its products. As a result, the Company believes it will see additional orders from European OEMs, which would be shipped from its facilities in the United States. The Company’s Director of International Business Development will continue to spend time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities.

Operating profit of the RV Segment was $20.3 million in the third quarter of 2014, an improvement of $1.1 million compared to the third quarter of 2013. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the third quarter of 2014 was impacted by:

•	Higher material costs, in particular steel and aluminum, during the third quarter of 2014 compared to the third quarter of 2013. Material costs remain volatile.

•	Higher health insurance costs, largely due to increased employee participation, which the Company believes is largely due to the new health care requirements.
Although the Company is making every effort to offset higher costs through improved product designs and efficiency improvements, and by working with its vendors to identify opportunities to reduce input costs, the Company expects higher raw material costs and higher health insurance and other costs to impact the year-over-year comparison of operating results in the fourth quarter of 2014. Further, in response to the higher costs, the Company is implementing sales price increases which should be fully in place during the first quarter of 2015.

•
Fixed costs, which were approximately $4 million to $5 million higher than in the third quarter of 2013. In response to the increase in net sales, the Company bolstered its administrative staff over the past several quarters, including the teams that were acquired through acquisitions and new employees hired in preparation for future growth and investment opportunities. In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs.

In early 2014, the Company entered into two new leases which added more than 700,000 square feet of production and distribution capacity. These two new leased facilities are now operational and are expected to be fully occupied by the end of 2014. While these and other capacity expansion initiatives have a short-term negative impact on margins, over the long term these investments should allow the Company to improve its operating results, as well as continue to improve its customer service and operating efficiencies. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs in the fourth quarter of 2014, but expects these costs to decline as the projects are completed over the coming months.
Partially offset by:

▪
Investments over the past several years to increase capacity and improve operating efficiencies, which are continuing to benefit bottom-line results. The Company added capacity ahead of projected demand, which enabled it to efficiently fulfill customer orders as demand increased and leverage fixed costs over a $46 million larger sales base. Further, the Company has implemented additional efficiency improvements, including lean, automation and employee retention initiatives.

•	Lower warranty costs, largely due to lower claims experience.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RV Segment – Year to Date

Net sales of the RV Segment in the first nine months of 2014 increased 17 percent compared to the first nine months of 2013. Net sales of components were to the following markets for the nine months ended September 30:

(In thousands)	2014	2013	Change
RV OEMs:
Travel trailers and fifth-wheels	$645,655	$567,087	14%
Motorhomes	49,679	35,278	41%
RV aftermarket	32,777	19,785	66%
Adjacent industries	84,355	72,882	16%
Total RV Segment net sales	$812,466	$695,032	17%

According to the RVIA, industry-wide wholesale shipments for the nine months ended September 30, were:

	2014	2013	Change
Travel trailer and fifth-wheel RV's	226,600	207,900	9%
Motorhomes	34,000	28,900	18%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first nine months of 2014 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $3 million in net sales during the first nine months of 2014.

The Company's net sales growth in components for motorhomes during the first nine months of 2014 exceeded the increase in the industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $5 million in net sales during the first nine months of 2014.

The Company's net sales to the RV aftermarket increased during the first nine months of 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $7 million in net sales during the first nine months of 2014. With an estimated 10 million households in North America owning an RV, the Company continues to believe there are significant opportunities in the RV aftermarket.

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps, increased during the first nine months of 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $7 million in net sales during the first nine months of 2014. The Company also recently began shipping school bus windows to Blue Bird under a new 12 year supply agreement for nearly all their bus windows. Annual sales to Blue Bird are expected to be approximately $10 million. The Company continues to believe there are significant opportunities in adjacent industries.

Operating profit of the RV Segment was $72.0 million in the first nine months of 2014, an improvement of $18.0 million compared to the first nine months of 2013. This increase in RV Segment operating profit was consistent with the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the first nine months of 2014 was impacted by:

•
Fixed costs, which were approximately $10 million to $12 million higher than in the first nine months of 2013. In response to the increase in net sales, the Company bolstered its administrative staff over the past several quarters, including the teams that were acquired through acquisitions and new employees hired in preparation for future growth and investment opportunities. In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs.

In early 2014, the Company entered into two new leases which added more than 700,000 square feet of production and distribution capacity. These two new leased facilities are now operational and are expected to be fully occupied by the end of 2014. While these and other capacity expansion initiatives have a short-term negative

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

impact on margins, over the long term these investments should allow the Company to improve its operating results, as well as continue to improve its customer service and operating efficiencies. In connection with the opening of and relocation to these new leased facilities, the Company anticipates incurring realignment costs in the fourth quarter of 2014, but expects these costs to decline as the projects are completed over the coming months.

•	Higher health insurance costs, largely due to increased employee participation, which the Company believes is largely due to the new health care requirements.
Offset by:

•
Lower material costs. Steel and aluminum costs declined during 2013, before increasing in the first half of 2014. Material costs remain volatile, and have recently increased to the levels experienced in early 2013.

Although the Company is making every effort to offset higher costs through improved product designs and efficiency improvements, and by working with its vendors to identify opportunities to reduce input costs, the Company expects higher raw material costs and higher health insurance and other costs to impact the year-over-year comparison of operating results in the fourth quarter of 2014. Further, in response to the higher costs, the Company is implementing sales price increases which should be fully in place during the first quarter of 2015.

•
The elimination of production inefficiencies and costs incurred as a result of significant growth which occurred in 2012 and early 2013. The Company is continuing to implement additional efficiency improvements, including lean, automation and employee retention initiatives, as they are identified.

•	Lower warranty costs, largely due to lower claims experience.

•	Lower payroll costs, largely due to a reduction in state unemployment tax rates and improved employee retention.

•	The spreading of fixed costs over a $117 million larger sales base.
MH Segment – Third Quarter

Net sales of the MH Segment in the third quarter of 2014 decreased 7 percent compared to the same period of 2013. Net sales of components were to the following markets for the three months ended September 30:

(In thousands)	2014	2013	Change
Manufactured housing OEMs	$21,269	$22,571	(6)%
Manufactured housing aftermarket	3,677	3,138	17%
Adjacent industries	5,721	7,179	(20)%
Total MH Segment net sales	$30,667	$32,888	(7)%

According to the IBTS, industry-wide wholesale shipments for the three months ended September 30, were:

	2014	2013	Change
Total homes produced	17,500	16,200	8%
Total floors produced	26,800	24,900	8%

Industry-wide wholesale shipments of manufactured homes increased during the third quarter of 2014 when compared to the same period of the prior year, while the Company’s net sales of components for new manufactured homes declined during the same period of 2014, primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products. As a result, the Company’s content per manufactured home produced for the twelve months ended September 30, 2014 declined from the prior year period.

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

Content per:	2014	2013	Change
Home produced	$1,203	$1,401	(14)%
Floor produced	$780	$909	(14)%

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

Operating profit of the MH Segment was $2.8 million in the third quarter of 2014, a decrease of $0.8 million compared to the third quarter of 2013 primarily due to the decline in net sales and higher raw material and health insurance costs. The increase in health insurance costs was primarily due to increased employee participation.

MH Segment – Year to Date

Net sales of the MH Segment in the first nine months of 2014 decreased 7 percent compared to the same period of 2013. Net sales of components were to the following markets for the nine months ended September 30:

(In thousands)	2014	2013	Change
Manufactured housing OEMs	$58,550	$62,941	(7)%
Manufactured housing aftermarket	10,849	10,377	5%
Adjacent industries	19,566	22,279	(12)%
Total MH Segment net sales	$88,965	$95,597	(7)%

According to the IBTS, industry-wide wholesale shipments for the nine months ended September 30, were:

	2014	2013	Change
Total homes produced	48,200	45,300	6%
Total floors produced	74,400	69,700	7%

Industry-wide wholesale shipments of manufactured homes increased during the first nine months of 2014 when compared to the same period of the prior year, while the Company’s net sales of components for new manufactured homes declined during the same period of 2014, primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products.

Operating profit of the MH Segment was $8.2 million in the first nine months of 2014, a decrease of $1.7 million compared to the first nine months of 2013 primarily due to the decline in net sales and higher health insurance costs, largely due to increased employee participation.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Executive Succession

In connection with the Company’s 2013 executive succession and corporate relocation, the Company recorded a pre-tax charge of $1.8 million in the first nine months of 2013 related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana.

Income Taxes

The effective tax rate for the first nine months and third quarter of 2014 was lower than the effective tax rate for the comparable periods, primarily due to an increase in federal and state tax credits. The Company estimates the 2014 full year effective tax rate to be approximately 36 percent. Further, the Company estimates the 2015 full year effective tax rate to be approximately 37 percent to 38 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2014	2013
Net cash flows provided by operating activities	$66,964	$61,671
Net cash flows used for investing activities	(126,161)	(26,267)
Net cash flows (used for) provided by financing activities	(7,079)	7,530
Net (decrease) increase in cash	$(66,276)	$42,934

Cash Flows from Operations

Significant changes in the components of net cash flows from operating activities in the first nine months of 2014 were a result of:

•	An $11.2 million increase in net income in the first nine months of 2014 compared to the first nine months of 2013.

•
A $6.2 million larger increase in accounts payable in the first nine months of 2014 compared to the first nine months of 2013, primarily due to the increase in sales, production and earnings, as well as the timing of these payments.

•
A seasonal increase in accounts receivable of $27.2 million in the first nine months of 2014 compared to a $32.8 million seasonal increase in the first nine months of 2013, primarily due to increased net sales, as well as the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 20 days sales outstanding at September 30, 2014.

•
An increase in inventories of $16.5 million in the first nine months of 2014 compared to a decrease of $1.2 million in the first nine months of 2013. The increase in inventories in the first nine months of 2014 was primarily due to the increase in net sales, an increase in the cost of raw materials, primarily steel and aluminum, and accelerated purchases of imported inventory due to a threatened West Coast dock strike. This threat of a West Coast dock strike has passed, and the Company is working to reduce inventory to normalized levels. Inventory turnover for the twelve months ended September 30, 2014 increased to 8.2 turns from 7.9 turns for the full year 2013 and 7.8 turns for the twelve months ended September 30, 2013.

•
A $3.7 million increase in prepaid expenses and other current assets in the first nine months of 2014 compared to a decrease of $4.1 million in the first nine months of 2013. The increase in the first nine months of 2014 was primarily due to the timing of the Company’s federal income tax payment. During the first nine months of 2013, the Company’s federal income tax overpayment from 2012 was applied against its estimated 2013 tax liability.

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

Depreciation and amortization was $23.5 million in the first nine months of 2014, and is expected to aggregate $31 million to $33 million for the full year 2014. Further, the Company estimates depreciation and amortization will be approximately $35 million to $37 million in 2015.

Non-cash stock-based compensation in the first nine months of 2014 was $7.9 million, and is expected to be approximately $11 million to $13 million for the full year 2014. Non-cash stock-based compensation is expected to be $13 million to $15 million for the full year of 2015.

Cash Flows from Investing Activities

Cash flows used for investing activities of $126.2 million in the first nine months of 2014 were primarily comprised of $100.2 million for the acquisition of businesses and $30.0 million for capital expenditures. In the first nine months of 2013, cash flows used for investing activities of $26.3 million were primarily for capital expenditures. In order to better serve its customers and meet the increased demand for its products, the Company continues to invest in capacity expansion, automation and production improvement, as well as cost reduction initiatives.
On August 15, 2014, the Company acquired the business and certain assets of Duncan Systems, an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Sales of Duncan Systems for the twelve months ended July 2014 were approximately $26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation.
On June 13, 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Sales of the acquired business for the twelve months ended May 2014 were approximately $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million paid at closing.
On March 14, 2014, the Company acquired the business and certain assets of Star Design, LLC ("Star Design"). Star Design had annual sales of approximately $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of approximately $19 million in 2013, of which $13 million were to the Company. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation.
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

The Company estimates capital expenditures will be $38 million to $40 million for the full year 2014, including $19 million to $21 million of “replacement” capital expenditures and $18 million to $20 million of “growth” capital expenditures.

The Company estimates capital expenditures will be $36 million to $40 million in 2015. However, the timing of certain capital projects may be accelerated or delayed. The scheduling of capital projects will not change the Company’s overall cash flow, but rather just the timing of payment between years. Additional capital expenditures may also be required depending on the extent of the sales growth and other initiatives by the Company.

The capital expenditures and acquisitions during the first nine months of 2014 were funded from available cash plus periodic borrowings under the Company’s line of credit. The capital expenditures for the balance of 2014 and for the full year

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

2015 are expected to be funded from available cash and cash generated from operations, as well as periodic borrowings under the Company's line of credit.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first nine months of 2014 include the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in debt of $40.0 million. The increase in debt was due to borrowings under the Company's line of credit, with such borrowings reaching a high of $58.6 million during 2014. In addition, in the first nine months of 2014, the Company received $3.6 million in cash and the related tax benefits from the exercise of stock-based compensation and made $3.7 million in payments for contingent consideration related to acquisitions. In the first nine months of 2013, the Company received $11.8 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $4.3 million in payments for contingent consideration related to acquisitions.

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded an $8.3 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2014, including $3.7 million recorded as a current liability. For further information see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”) which can be increased by $25.0 million upon approval of the Lenders. The Credit Agreement expires on January 1, 2019. At September 30, 2014, the Company had $2.0 million in outstanding letters of credit under the line of credit. Availability under the Company's line of credit was $33.0 million at September 30, 2014.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. This facility expires on February 24, 2017. At September 30, 2014, there were no Senior Promissory Notes outstanding.

Pursuant to the Credit Agreement and “shelf-loan” facility, at September 30, 2014, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months. Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2014. The remaining availability under these facilities was $183.0 million at September 30, 2014. The Company believes the availability under the line of credit and "shelf-loan" facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Additional information on the Company's Credit Agreement and "shelf loan" facility is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first nine months of 2014 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

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

Forward-looking statements, including, without limitation, those relating to our future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of our senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, availability and costs of labor, employee benefits, employee retention, inventory levels of retail dealers and manufacturers, levels of repossessed products for which we sell our components, changes in zoning regulations for manufactured homes, seasonality and cyclicality in the industries to which we sell our products, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the pace of and successful integration of acquisitions and other growth initiatives, realization of efficiency improvements, the successful entry into new markets, the costs of compliance with increased governmental regulation, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our subsequent filings with the Securities and Exchange Commission. We disclaim any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

At September 30, 2014, the Company had $40.0 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2014, and outstanding borrowings of $40.0 million, future cash flows would be reduced by $0.4 million per annum.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. At September 30, 2014, the Company had no derivative instruments outstanding.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of September 30, 2014, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS

Except as noted below, there have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2014.

If our information technology systems fail to perform adequately or are breached, our operations could be disrupted and could adversely affect our business, reputation and results of operation.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, inventory, supply chain, order entry and fulfillment, manufacturing, distribution, warranty administration, invoicing and collection of payments, and other business processes. We use information systems to report and audit our operational and financial results. Additionally, we rely upon information systems in our sales, marketing, human resources and communication efforts. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, security breaches, telecommunications failures, computer viruses, hackers, and other manipulation or improper use of our systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Further, we have selected and have begun implementing a new enterprise resource planning (“ERP”) system, the full implementation of which is expected to take several years; however, there may be other challenges and risks as we upgrade and standardize our ERP system on a company-wide basis.

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
November 7, 2014