Form 10-K
period 2014-12-31
DREW INDUSTRIES INC
filed 2015-03-02
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $990,082,027. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 23, 2015) was 23,925,271 shares of common stock.

 DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be held on May 21, 2015 is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” with respect to our financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company's Common Stock and other matters. Statements in this Form 10-K that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of labor, employee benefits, employee retention, realization of efficiency improvements, the successful entry into new markets, the costs of compliance with environmental laws and increased governmental regulation, information technology performance and security, the ability to protect intellectual property, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	71

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	71

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES	71

PART IV –

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES	72

SIGNATURES	76

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

PART I

Item 1.    BUSINESS.

Summary
Drew Industries Incorporated (“Drew” or the “Company” or the “Registrant”), through its wholly-owned subsidiary Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”), supplies a broad array of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes. To a lesser extent, the Company also supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; modular housing; and factory-built mobile office units.
The Company has two reportable operating segments: the RV products segment (the “RV Segment”), and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 90 percent of consolidated net sales for 2014, and the MH Segment accounted for 10 percent of consolidated net sales for 2014. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers). Approximately 79 percent of the Company’s RV Segment net sales in 2014 were of products to manufacturers of travel trailer and fifth-wheel RVs.
Over the past fifteen years, the Company acquired a number of manufacturers of components for RVs, manufactured homes, specialty trailers and adjacent industries, expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2014, the Company operated 37 manufacturing facilities in 14 states, and achieved consolidated net sales of $1.19 billion for the year ended December 31, 2014.
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

Recent Developments

Sales and Profits
Consolidated net sales for 2014 reached a Company record of $1.19 billion, a 17 percent increase over net sales of $1.02 billion in 2013. Net sales of the Company’s RV Segment increased 20 percent, compared to a 12 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market. Approximately 79 percent of the Company’s RV Segment net sales in 2014 were of products to manufacturers of travel trailer and fifth-wheel RVs. The RV Segment represented 90 percent of consolidated net sales in 2014. Sales growth in new markets and new products continued to be key factors in enabling Drew’s sales to exceed RV industry growth rates. The acquisitions completed by the Company in 2014 added $36 million in net sales in 2014, all of which related to the Company's RV Segment. Net sales of the Company’s MH Segment decreased 5 percent in 2014. The MH Segment represented 10 percent of consolidated net sales in 2014.

In 2014, the Company continued to grow outside its core RV and manufactured housing markets, with aggregate net sales of components for adjacent industries increasing 14 percent to $138 million, and aftermarket net sales increasing 63 percent to $64 million. Together, these markets now account for 17 percent of consolidated net sales, an increase from 10 percent of consolidated net sales in 2010.

For 2014, the Company's net income increased to $62.3 million, or $2.56 per diluted share, up from net income of $50.1 million, or $2.11 per diluted share, in 2013. Excluding the loss related to the sale of the Company’s aluminum extrusion-related assets in 2014 and charges for executive succession in 2013, net income would have been $63.5 million in 2014, or $2.61 per diluted share, up from net income of $51.3 million, or $2.16 per diluted share, in 2013.
In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company describes in detail the increase in its sales and profits during 2014.

Acquisitions

During 2014 and early 2015 the Company completed five acquisitions, which add approximately $85 million of acquired annual sales, and represent significant sales and profit potential.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), located in Troy, Michigan, a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of $19 million in 2013, of which $15 million were to the Company. The purchase price was $36.0 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales. The acquisition of IDS provides the Company with further access to unique and innovative electronic products for the RV industry, as well as adjacent industries.

On March 14, 2014, the Company acquired the business and certain assets of Star Design, LLC ("Star Design"). Star Design had annual sales of $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing.

On June 13, 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear® and Kwikee® brands. Sales of the acquired business for the twelve months ended May 2014 were $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing.

On August 15, 2014, the Company acquired the business and certain assets of Duncan Systems, Inc. ("Duncan Systems"), an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Sales of Duncan Systems for the twelve months ended July 2014 were $26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation.

On January 16, 2015, the Company acquired the business and certain assets of EA Technologies, LLC ("EA Technologies") for $9.4 million, of which $6.8 million was paid in the fourth quarter of 2014, with the balance paid at closing. EA Technologies is an Elkhart, Indiana-based manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Sales of the acquired business for 2014 were $17 million. In connection with this acquisition, the Company also acquired a 250,000 square foot facility, which provides room for capacity expansion.

Other Developments

On January 6, 2014, the Company paid a special cash dividend of $2.00 per share, an aggregate of $47 million, to holders of record of its Common Stock on December 20, 2013.

During 2014, the Company increased its capacity by approximately 700,000 square feet, bringing its total manufacturing capacity to approximately 4 million square feet. The new capacity included a new furniture and mattress facility and a new aftermarket and customer service facility, as well as laminated door and chassis product line capacity expansions.

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

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including manufacturers of buses and trailers used to haul boats, livestock, equipment and other cargo.

In 2014, the RV Segment represented 90 percent of the Company's consolidated net sales, and 89 percent of consolidated segment operating profit. Approximately 79 percent of the Company’s RV Segment net sales in 2014 were of products to manufacturers of travel trailer and fifth-wheel RVs.

Raw materials used by the Company's RV Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, wood, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company's RV Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company's RV Segment operations are conducted at 32 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 7 also conduct operations in the Company's MH Segment. See Item 2. “Properties.”

The Company's RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO), Forest River (a subsidiary of Berkshire Hathaway, symbol: BRKA), Jayco (a private company) and other OEMs, and, to a lesser extent, to manufacturers in adjacent industries and distributors and retail dealers of aftermarket products.

The RV industry is highly competitive, both among manufacturers of RVs and the suppliers of RV components, generally with low barriers to entry other than compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. The Company competes with several other component suppliers on a regional and national basis with respect to a broad array of components for both towable and motorized RVs. The Company's RV Segment operations compete on the basis of customer service, product quality and innovation, price and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal RV products (i) it is the leading supplier of windows and doors for towable RVs, and the Company’s market share for most of its towable RV window and door products is approximately 70 percent; (ii) the Company is the leading supplier of chassis and slide-out mechanisms for towable RVs, and the Company's combined market share for chassis and slide-out mechanisms for towable RVs exceeds 80 percent; (iii) the leading suppliers of axles for towable RVs are the Company and Dexter Axle Company, and the Company’s market share for axles for towable RVs is approximately 50 percent; (iv) the Company is the leading supplier of furniture for towable RVs and the Company's market share is approximately 75 percent, and the Company competes with several other manufacturers; (v) the Company is the leading supplier of leveling systems for towable RVs and the Company's market share exceeds 80 percent; and (vi) the leading suppliers of awnings for towable RVs are the Company, Carefree of Colorado and Dometic Corporation, and the Company’s market share for awnings for towable RVs is approximately 40 percent.

The Company’s share of the market for its products in adjacent industries cannot be readily determined; however, RV Segment net sales to adjacent industries increased from $93 million in 2013 to $113 million in 2014. The Company’s share of the aftermarket for RV parts also cannot be readily determined; however, RV Segment net sales to the aftermarket increased from $25 million in 2013 to $50 million in 2014. The Company has made investments to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

MH Segment

Through its wholly-owned subsidiaries, the Company manufactures and markets a variety of products used in the production of manufactured homes, including:

●Vinyl and aluminum windows	●Steel chassis
●Thermoformed bath and kitchen products	●Steel chassis parts
●Steel and fiberglass entry doors	●Axles
●Aluminum and vinyl patio doors
The Company also supplies certain of these products to the manufactured housing aftermarket, and to adjacent industries, including modular housing and mobile office units.

In 2014, the MH Segment represented 10 percent of the Company's consolidated net sales, and 11 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

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

The Company's manufactured housing products are sold primarily to major producers of manufactured homes such as Clayton Homes (a subsidiary of Berkshire Hathaway, symbol: BRKA), Cavco Industries, Inc. (symbol: CVCO), and other OEMs, and, to a lesser extent, to manufacturers in adjacent industries and distributors of aftermarket products.

The manufactured housing industry is also highly competitive among manufacturers and suppliers. The Company competes with several other component suppliers with respect to a broad array of components, as well as with manufacturers of manufactured homes with vertically integrated operations. The Company's MH Segment competes on the basis of customer service, product quality and innovation, price and reliability. Although definitive information is not readily available, the Company believes that with respect to its principal manufactured housing products (i) it is the leading supplier of windows for manufactured homes, and the Company's market share for windows is approximately 60 percent; (ii) the Company's manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, many of which produce their own chassis and chassis parts, and the Company’s market share for chassis and chassis parts for manufactured homes is approximately 15 percent; and (iii) the Company’s thermoformed bath and kitchen unit operation competes with several other manufacturers of bath and kitchen units, and the Company’s market share for bath and kitchen products in the product lines the Company supplies is approximately 50 percent.

The Company’s share of the market for its products in adjacent industries and the aftermarket cannot be readily determined. MH Segment net sales to adjacent industries and the aftermarket combined was $39 million in 2014. The Company has made investments to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the MH Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Sales and Marketing

The Company's sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality of its products, innovation, service, price and customer satisfaction. As a result of the Company's strategic decision to increase its sales to the aftermarket and adjacent industries, as well as expand into international markets, the Company increased its marketing and advertising expenditures, which were approximately $2 million in 2014.

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

Capacity

In 2014, the Company’s facilities operated at an average of approximately 55 percent of their practical capacity, assuming at least two shifts of production at all facilities. However, while certain facilities could add a second shift of production in the short term, the Company has found this to be inefficient over the long term. Capacity varies significantly based on seasonal demand, as well as by facility, product line and geographic region, with certain facilities at times operating below 50 percent utilization, and other facilities at times operating above 90 percent utilization.

At December 31, 2014, the Company operated 37 manufacturing facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2014 were $42 million, and included approximately $20 million of "replacement" capital expenditures and approximately $22 million of "growth" capital expenditures. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management to help ensure that the Company can maintain a high level of production efficiencies throughout its operations.

Seasonality

The RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years.

International

Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2014. The Company continues to focus on developing products tailored for international markets. In September 2014, the Company participated in the largest RV show in Europe and received positive feedback on its products. As a result, the Company believes it will see additional orders from European OEMs, which would be shipped from its facilities in the United States. The Company’s Director of International Business Development will continue to spend time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities.

Intellectual Property

The Company holds several United States and foreign patents and patent applications that relate to various products sold by the Company, and has granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments. Approximately 9 percent of the Company’s consolidated net sales are generated by products covered by patents and patent applications held by the Company. The Company believes that its patents are valuable, and vigorously protects its patents when appropriate.

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

Research and Development

The Company strives to be an industry leader in product innovation, with a research and development staff of more than 35 people focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $5 million in 2014 and 2013.

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

Environmental

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue.

Employees

The number of persons employed full-time by the Company and its subsidiaries at December 31, 2014 was 5,845, compared to 5,109 at December 31, 2013. The total at December 31, 2014 included 4,781 in manufacturing and product research and development, 255 in transportation, 72 in sales, 168 in customer support and servicing, and 569 in administration. None of the employees of the Company and its subsidiaries are subject to collective bargaining agreements. The Company and its subsidiaries believe that relations with its employees are good.

Executive Officers

The following table sets forth our executive officers as of December 31, 2014:

Name	Position

Jason D. Lippert	Chief Executive Officer and Director
Scott T. Mereness	President
Joseph S. Giordano III	Chief Financial Officer and Treasurer
Robert A. Kuhns	Vice President – Chief Legal Officer and Secretary

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or Directors of the Company. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015.

JASON D. LIPPERT (age 42) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Mr. Lippert has over 15 years of experience with Drew and its subsidiaries, and has served in a wide range of leadership positions.

SCOTT T. MERENESS (age 43) became President of the Company effective May 10, 2013, and has been President of Lippert Components since July 2010. Mr. Mereness has over 15 years of experience with Drew and its subsidiaries, and has served in a wide range of leadership positions.

JOSEPH S. GIORDANO III (age 45) has been Chief Financial Officer of the Company since May 2008, and Treasurer since May 2003. Prior to that, he was Corporate Controller from May 2003 to May 2008. Prior to joining the Company, from July 1998 to August 2002, Mr. Giordano was a Senior Manager at KPMG LLP, and from August 2002 to April 2003, Mr. Giordano was a Senior Manager at Deloitte & Touche LLP. Mr. Giordano is a Certified Public Accountant.

ROBERT A. KUHNS (age 49) joined the Company in March 2013, and has been Vice President – Chief Legal Officer and Secretary since July 31, 2013. Prior to joining the Company, he was a partner in the Corporate Group at the Minneapolis office of Dorsey & Whitney LLP, a full-service global law firm, for 13 years.

Other Officers

BRIAN M. HALL (age 40) joined the Company in March 2013, and has been Corporate Controller since July 31, 2013. Prior to joining the Company, he was a Senior Manager at Crowe Horwath LLP for 8 years. Mr. Hall is a Certified Public Accountant.

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

Industry Risk Factors

Economic and business factors beyond our control, including cyclicality and seasonality in the industries where we sell our products, could lead to fluctuations in our operating results.

The RV and manufactured housing markets, as well as other markets where we sell our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand. Periods of economic recession have adversely affected, and could again adversely affect, our operating results. Companies in these industries are subject to volatility in production levels, shipments, sales and operating results due to changes in external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation and other economic conditions affecting consumer demand and discretionary consumer spending, as well as demographic and political changes. Consequently, our operating results for any prior period may not be indicative of results for any future period.

Additionally, manufacturing operations in the RV and manufactured housing industries, as well as other industries where we sell our products or where our products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which we sell our components, current and future seasonal industry trends may be different than in prior years. Unusually severe weather conditions in some geographic areas may also, from time to time, impact the timing of industry-wide shipments from one period to another.

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

Restrictions on the availability of consumer financing for RVs and manufactured homes and increases in the costs of financing have in the past limited, and could again limit, the ability of consumers to purchase RVs and manufactured homes, which would result in reduced production of RVs and manufactured homes by our customers, and therefore reduced demand for our products.

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

The availability, cost, and terms of these manufactured housing loans are also dependent on economic conditions, lending practices of financial institutions, government policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced production of manufactured homes by our customers, and therefore reduced demand for our products. In addition, certain provisions of the Dodd-Frank Act, which regulate financial transactions, could make certain types of mortgages more difficult to obtain – in particular those historically used to finance the purchase of manufactured homes. Although legislation has been introduced to address this matter, and the Bureau of Consumer Financial Protection has been reviewing this matter, there can be no assurance of the outcome.

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

Fuel shortages, and substantial increases in the price of fuel, have had a material adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 79 percent of our RV Segment net sales in 2014, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

The manufactured housing industry has experienced a significant long-term decline in shipments, which has led to reduced demand for our products.

Our MH Segment, which accounted for 10 percent of consolidated net sales for 2014, operates in an industry which has experienced a decline in production of new homes compared to the peak of production in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and has been exacerbated by economic and political conditions.

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

Company-Specific Risk Factors

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2014, the RV Segment represented 90 percent of our consolidated net sales, and 89 percent of consolidated segment operating profit. Approximately 79 percent of our RV Segment net sales in 2014 were of products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our RV Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was recently reported at an eight year high. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition in future periods.

Volatile raw material costs could adversely impact our financial condition and operating results.

The prices we pay for steel and aluminum, which represented approximately 50 percent and 15 percent of our raw material costs in 2014, respectively, and other key raw materials, have been volatile and can change dramatically with changes in supply and demand.

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

Inadequate supply of raw materials or components used to make our products could adversely impact our financial condition and operating results.

Our business depends on our ability to source raw materials, such as steel and aluminum, and certain components in a timely and cost efficient manner. If raw materials or components that are used in manufacturing our products, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted or delayed, our manufacturing operations could be adversely affected. We currently import, or purchase from suppliers who import, approximately 23 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Labor disputes at various ports or at our suppliers create significant risks for our business, particularly if these disputes result in work slow downs, lockouts, strikes or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

The loss of any customer accounting for more than 10 percent of our consolidated net sales could have a material adverse impact on our operating results.

One customer of the RV Segment accounted for 33 percent, and another customer of both the RV Segment and the MH Segment accounted for 28 percent, of our consolidated net sales in 2014. The loss of either of these customers would have a material adverse impact on our operating results and financial condition.

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

In certain geographic regions in which we have manufacturing facilities we have experienced, and could again experience, shortages of qualified employees. Competition for skilled workers, especially during improving economic times, may increase the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers relatively easily. If demand continues to increase, we may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our operating results and financial condition.

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

We are a leading supplier of components for RVs and manufactured housing, and currently have a significant share of the market for certain of our products, which limits our ability to expand our market share for those products. We have made investments in order to expand the sale of our products in the RV and manufactured housing aftermarket, and in adjacent industries beyond RVs and manufactured housing. We are also exploring opportunities to increase export sales of our products to international markets. Limited operating experience or limited brand recognition in new markets may limit our expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products would adversely impact our business in these markets and our results of operations.

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

The loss of key management could reduce our ability to execute our business strategy and could adversely affect our business and results of operations.

We are dependent to a significant extent upon the knowledge, experience and skill of our management. The loss of the services of one or more of our key management or the failure to attract or retain qualified management could impair our ability to execute our business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to numerous international, federal, state and local regulations, and increased costs of compliance, failure in our compliance efforts or events beyond our control could result in damages, expenses or liabilities that could adversely impact our financial condition and operating results.
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the National Highway Traffic Safety Administration (“NHTSA”) of the United States Department of Transportation (“DOT”), the Consumer Products Safety Commission, the United States Department of Housing and Urban Development (“HUD”), and consumer safety standards promulgated by state regulatory agencies and industry associations, and the failure to comply with present or future regulations and standards could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. Sales into foreign countries may be subject to similar regulations. Any recalls of our products, voluntary or involuntary, could adversely impact our financial condition and operating results. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

Further, certain U.S. and foreign laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, quality of services, warranty, product liability, real estate, intellectual property, tax, import and export, and competition. International operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of any such laws could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

In addition, potentially significant expenditures could be required in order to comply with evolving healthcare, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities. Our operating profit margin in 2014 was impacted by higher health insurance costs, largely due to increased employee participation, which we believe is largely due to the new healthcare requirements, and operating profit will likely continue to be impacted in future periods.

Our operations are subject to certain environmental laws and regulations, and costs of compliance, investigation or remediation of environmental conditions could have an adverse effect on our business and results of operations.

Our operations are also subject to certain federal, state and local environmental laws and regulations relating to air, water, noise pollution and the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation, and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. Although we believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, one or more of our current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, we may incur expenditures for future investigation and remediation. If other potentially responsible persons (“PRPs”) are unable or otherwise not obligated to contribute to remediation costs, we could be held responsible for their portion of the remediation costs, and those costs could be material. The operation of our manufacturing facilities entails risks, and we cannot assure that our costs in relation to these environmental matters or compliance with environmental laws in general will not have an adverse effect on our business and results of operations.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on certain trademarks and patents, including contractual rights with third parties. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation. This could result in a diversion of resources. The inability to protect our intellectual property rights could have a material adverse effect on our business. We may also be subject to claims by third parties, seeking to enforce their claimed intellectual property rights.

Compliance with conflict mineral disclosure requirements will create additional compliance cost and may create reputational challenges.

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required annual disclosures. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Over the past several years, we have been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2014. We plan to continue pursuing international opportunities. Business outside of the United States is subject to various risks, many of which are beyond our control, including: changes in tariffs, trade restrictions, trade agreements, and taxations; difficulties in managing or overseeing foreign operations and agents; differences in regulatory environments, labor practices and market practices; cultural and linguistic differences; foreign currency fluctuations and limitations on the repatriation of funds because of foreign exchange controls; different liability standards; and intellectual property laws of countries which do not protect our rights in our intellectual property to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may have an adverse impact on our operating results and financial condition, as well as impact our ability to operate in international markets.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2014, the Company's properties were as follows:

		RV SEGMENT

City	State	Square Feet	Owned	Leased
Double Springs (1)	Alabama	54,500	☑
Gilbert	Arizona	11,600		☑
Rialto (1)	California	56,430	☑
Lakeland	Florida	9,500		☑
Nampa	Idaho	147,000		☑
Nampa(1)	Idaho	29,225	☑
Twin Falls	Idaho	16,060		☑
Goshen (1)	Indiana	385,000	☑
Goshen	Indiana	355,960	☑
Goshen	Indiana	341,000		☑
Elkhart	Indiana	308,864	☑
South Bend	Indiana	300,973		☑
Goshen	Indiana	144,500	☑
Goshen (1)	Indiana	138,700	☑
Middlebury	Indiana	122,226	☑
Elkhart	Indiana	102,900		☑
Middlebury	Indiana	101,776	☑
Goshen	Indiana	95,960		☑
Elkhart	Indiana	92,000	☑
Goshen	Indiana	87,800	☑
Mishawaka	Indiana	67,000		☑
Goshen	Indiana	53,500	☑
Elkhart	Indiana	53,000	☑
Elkhart	Indiana	28,000		☑
Goshen	Indiana	22,000		☑
Elkhart	Indiana	20,000	☑
Elkhart	Indiana	11,380		☑
Sterling Heights	Michigan	27,363		☑
Pendleton	Oregon	56,800	☑
McMinnville (1)	Oregon	17,850	☑
Waxahachie (1)	Texas	25,000	☑
Kaysville	Utah	70,000		☑
		3,353,867 (2)
____________________________
(1)    These plants also produce products for the MH Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the RV Segment.
(2)    At December 31, 2013, the Company’s RV Segment used an aggregate of 2,957,520 square feet for manufacturing and warehousing.

		MH SEGMENT

City	State	Square Feet	Owned	Leased
Double Springs (1)	Alabama	54,500	☑
Rialto (1)	California	6,270	☑
Fitzgerald	Georgia	79,000	☑
Nampa(1)	Idaho	54,275	☑
Goshen	Indiana	110,000	☑
Howe	Indiana	60,000	☑
Goshen (1)	Indiana	25,000	☑
Goshen (1)	Indiana	14,500	☑
Arkansas City	Kansas	7,800		☑
McMinnville (1)	Oregon	17,850	☑
Denver	Pennsylvania	40,200		☑
Chester	South Carolina	108,600	☑
Waxahachie (1)	Texas	170,000	☑
		747,995 (2)

____________________________
(1)    These plants also produce products for the RV Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the MH Segment.
(2)    At December 31, 2013, the Company’s MH Segment used an aggregate of 807,495 square feet for manufacturing and warehousing.

		ADMINISTRATIVE

City	State	Square Feet	Owned	Leased
Double Springs	Alabama	7,200	☑
Elkhart	Indiana	49,200		☑
Goshen	Indiana	25,000		☑
Goshen	Indiana	15,500	☑
Goshen	Indiana	11,000	☑
Elkhart	Indiana	8,000	☑
Goshen	Indiana	6,000		☑
Goshen	Indiana	5,156		☑
Mishawaka	Indiana	3,000		☑
Goshen	Indiana	1,680	☑
Sterling Heights	Michigan	6,387		☑
Waxahachie	Texas	16,000		☑
Waxahachie	Texas	5,000	☑
Kaysville	Utah	5,000		☑
		164,123

At December 31, 2014, the Company maintained the following facilities not currently used in production. The owned facilities had an aggregate book value of $11.5 million.

City	State	Square Feet
Phoenix*	Arizona	61,000
Lakeland	Florida	15,000
Elkhart**	Indiana	250,000
South Bend*	Indiana	238,164
Goshen	Indiana	158,125
Elkhart***	Indiana	78,084
Goshen	Indiana	74,200
Topeka***	Indiana	67,560
Goshen	Indiana	4,874
____________________________
*Currently leased to a third party.
**Leased to EA Technologies at December 31, 2014, which was subsequently acquired in January 2015.
***Exited lease in Q1 2015

Item 3.	LEGAL PROCEEDINGS.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2014, would not be material to the Company's financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 23, 2015, there were 385 holders of the Company’s Common Stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2014 and 2013 is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,496,396	$5.12	1,389,506
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,496,396	$5.12	1,389,506

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated (the “Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and consultants equity-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the Plan was 1,389,506 at December 31, 2014, and 246,368 at December 31, 2013. The Plan is the Company’s only equity compensation plan.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010

Operating Data:
Net sales	$1,190,782	$1,015,576	$901,123	$681,166	$572,755
Sale of extrusion assets	$1,954	$—	$—	$—	$—
Executive succession	$—	$1,876	$1,456	$—	$—
Operating profit	$95,487	$78,298	$58,132	$48,548	$45,428
Income before income taxes	$95,057	$77,947	$57,802	$48,256	$45,210
Provision for income taxes	$32,791	$27,828	$20,462	$18,197	$17,176
Net income	$62,266	$50,119	$37,340	$30,059	$28,034

Net income per common share:
Basic	$2.60	$2.15	$1.66	$1.35	$1.27
Diluted	$2.56	$2.11	$1.64	$1.34	$1.26

Financial Data:
Working capital	$100,451	$107,339	$84,243	$85,657	$97,791
Total assets	$543,841	$453,184	$373,868	$351,083	$306,781
Long-term obligations	$41,758	$21,380	$19,843	$21,876	$18,248
Stockholders, equity	$394,898	$313,613	$284,245	$277,296	$243,459

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company conducts its operations through its wholly-owned operating subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). The Company, through Lippert Components, supplies a broad array of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; modular housing; and factory-built mobile office units. The Company has no unconsolidated subsidiaries.

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant. At December 31, 2014, the Company operated 37 manufacturing facilities in 14 states.

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

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$844,096	$727,783	$653,478
Motorhomes	67,774	47,937	34,612
RV aftermarket	49,570	25,334	19,119
Adjacent industries	113,008	92,640	73,716
Total RV Segment net sales	$1,074,448	$893,694	$780,925

MH Segment:
Manufactured housing OEMs	$77,421	$80,245	$80,392
Manufactured housing aftermarket	14,186	13,719	13,110
Adjacent industries	24,727	27,918	26,696
Total MH Segment net sales	$116,334	$121,882	$120,198

Total net sales	$1,190,782	$1,015,576	$901,123

(In thousands)	2014	2013	2012
Operating profit:
RV Segment	$86,571	$68,248	$47,172
MH Segment	10,870	11,926	12,416
Total segment operating profit	97,441	80,174	59,588
Sale of extrusion assets	(1,954)	—	—
Executive succession	—	(1,876)	(1,456)
Total operating profit	$95,487	$78,298	$58,132

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2014	2013	2012
Net sales
RV Segment	90%	88%	87%
MH Segment	10%	12%	13%
Total net sales	100%	100%	100%

Operating Profit:
RV Segment	89%	85%	79%
MH Segment	11%	15%	21%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2014	2013	2012
RV Segment	8.1%	7.6%	6.0%
MH Segment	9.3%	9.8%	10.3%

The Company’s RV Segment manufactures a variety of products used primarily in the production of RVs, including:

● Steel chassis for towable RVs	● Chassis components
● Axles and suspension solutions for towable RVs	● Furniture and mattresses
● Slide-out mechanisms and solutions	● Entry, luggage, patio and ramp doors
● Thermoformed bath, kitchen and other products	● Electric and manual entry steps
● Windows	● Awnings and slide toppers
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories and electronic components

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo. Approximately 79 percent of the Company’s RV Segment net sales in 2014 were of products to original equipment manufacturers ("OEMs") of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 81 percent of all RVs shipped by the industry in 2014.

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

The RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years.

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. Net sales to manufactured housing OEMs are 7 percent of consolidated 2014 net sales. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company’s segment reporting through December 31, 2014, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker ("CODM"), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company's operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2014, the Company’s primary RV markets, increased 12 percent to 298,900 units compared to 2013, as a result of:

•
An estimated 20,200 unit increase in retail demand in 2014, or 8 percent, as compared to 2013. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•	RV dealers increasing inventory levels by 27,900 units in 2014, or 10,700 more units than in 2013. The 2014 increase occurred largely in the fourth quarter of 2014, consistent with prior years.
The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where RV OEMs display product to RV retail dealers, and ended after the conclusion of the Summer selling season in September. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Based on dealer surveys and information from wholesale finance companies, most industry analysts report dealer inventories of travel trailer and fifth-wheel RVs are in-line with anticipated retail demand in the upcoming Spring 2015 selling season.
While the Company measures its RV sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. A comparison of the number of units and the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting estimated change in dealer inventories, for both the United States and Canada, is as follows:

	Wholesale		Retail		Estimated Unit Impact on Dealer
	Units	Change	Units	Change	Inventories
Year ended December 31, 2014	298,900	12%	271,000	8%	27,900
Year ended December 31, 2013	268,000	10%	250,800	13%	17,200
Year ended December 31, 2012	242,900	14%	222,800	8%	20,100

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2014 increased 15 percent to 43,900 units compared to 2013. Retail demand for motorhome RVs also increased 15 percent in 2014, following a 31 percent increase in retail demand in 2013.

While production in 2014 was strong, and several customers are introducing new product lines and adding production capacity, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was recently reported at an eight year high. Retail sales of travel trailer and fifth-wheel RVs have increased in 58 of the last 61 months on a year-over-year basis, corresponding with the improvement in consumer confidence. Several industry analysts also report that the RV industry may benefit from the growing popularity of the RV lifestyle and the addition of new 'entry-level' RV units.

Retail RV shows for the first part of 2015 have been strong, with reports of higher traffic and increased sales activity. The Company believes that the strong RV industry fundamentals, aided by demographic tailwinds, are positive signs for 2015. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

Over the long term, the Company expects RV industry sales to be aided by positive demographics, and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 and 70 are projected to total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV. Further, the RVIA has an advertising campaign promoting the “RV lifestyle”. The current campaign is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, will all hopefully continue to motivate consumer demand for RVs. RVIA studies indicate that RV vacations cost significantly less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During 2014, multi-section homes were 53 percent of the total manufactured homes produced, consistent with 2013 and 2012. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported industry-wide wholesale shipments of manufactured homes were 64,300 units in 2014, an increase of 7 percent from 2013. For the full year 2013, there were 60,200 industry-wide wholesale shipments of manufactured homes, an increase of 10 percent compared to 2012.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years, 2003 to 2007, when extremely low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped precipitously, to below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has averaged about 11 percent, despite interest rates for manufactured home loans remaining historically high relative to interest rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may experience a modest recovery as the economy continues to improve and home buyers look at affordable housing options. However, because of the current real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

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

Nevertheless, the Company believes that long-term growth prospects for manufactured housing remain positive because of (i) the quality and affordability of the home, (ii) favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who could potentially purchase a manufactured home, but have been unable or unwilling to sell their primary residence while market prices were recovering from recession levels.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Highlights

•
Net sales for the year ended December 31, 2014 increased by $175 million, or 17 percent, to a record $1.19 billion, primarily due to the 20 percent increase in net sales of the Company's RV Segment. The Company's RV Segment accounted for 90 percent of consolidated net sales for 2014. Excluding the impact of acquisitions, the Company's RV Segment net sales increased 16 percent, compared to the 12 percent increase in industry-wide wholesale shipments of travel trailers and fifth-wheel RVs. The four acquisitions completed by the Company in 2014 added $36 million ($67 million annualized) in net sales in 2014, all of which related to the Company's RV Segment. Sales growth in new and existing markets and new products continued to be key factors in enabling the Company's sales to exceed RV industry growth rates.

In 2014, the Company continued to grow outside its core RV and manufactured housing markets, with aggregate net sales of components for adjacent industries increasing 14 percent to $138 million and aftermarket net sales increasing 63 percent to $64 million. Together, these markets now account for 17 percent of consolidated net sales, an increase from 10 percent of consolidated net sales in 2010.

•
In January 2015, the Company's consolidated net sales reached approximately $115 million, 41 percent higher than January 2014, a record for the month of January. Excluding the impact of acquisitions, the Company’s consolidated net sales for January 2015 were up approximately 34 percent. In January 2014, severe winter weather conditions had a negative impact on industry-wide production of RVs, as well as on shipments of the Company’s products, which did not recur to the same magnitude in January 2015.

•
For the full year 2014, the Company's net income increased to $62.3 million, or $2.56 per diluted share, up from net income of $50.1 million, or $2.11 per diluted share, in 2013. Excluding the loss related to the sale of the Company’s aluminum extrusion-related assets in 2014 and charges for executive succession in 2013, net income would have been $63.5 million in 2014, or $2.61 per diluted share, up from net income of $51.3 million, or $2.16 per diluted share, in 2013. Net income in 2014 was also impacted by facility start-up and realignment costs, which reduced net income per diluted share by approximately $0.09.

•
Consolidated operating profits during 2014 increased 22 percent, to $95.5 million in 2014 from $78.3 million in 2013. Operating profit margin increased to 8.0 percent in 2014 from 7.7 percent in 2013. As a result of facility start-up and realignment costs, as well as higher health insurance costs, the Company’s incremental margin in 2014 was lower than its historical average.

Health insurance costs were higher, largely due to increased employee participation, which the Company believes is largely due to the new health care requirements. Health insurance costs had a negative impact on net income in 2014 of $0.11 per diluted share, as compared to 2013. The Company expects health insurance costs in 2015 to remain - as a percent of sales - in line with 2014.
Raw material costs also continue to remain volatile. In particular, aluminum rose nearly 20 percent during the second half of 2014, and despite a decline in recent months, remains higher than the beginning of 2014.
To help mitigate the impact of higher raw material, health insurance and other costs, the Company is improving product designs, making efficiency improvements and working with its vendors to identify opportunities to reduce input costs. Further, the Company implemented sales price increases, which should largely be in place by the end of the first quarter of 2015. The Company will continue to implement sales price adjustments as the costs of raw materials change.

•
During 2014 and early 2015 the Company completed five acquisitions, which add approximately $85 million of acquired annual sales, of which $36 million occurred in 2014. These acquisitions represent significant sales growth and profit potential. The five operations acquired by the Company during 2014 and early 2015 were:

▪Innovative Design Solutions, Inc. (“IDS”) - A designer, developer and manufacturer of electronic systems encompassing a wide variety of RV, automotive, medical and industrial applications, with annual sales of $19 million, of which $15 million were to the Company;
▪Star Design, LLC ("Star Design") - A manufacturer of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries, with annual sales of $10 million;
▪Power Gear® and Kwikee® brands (RV business of Actuant Corporation) - A manufacturer of leveling systems, slide-out mechanisms and steps, primarily for motorhome RVs, with annual sales of $28 million;

▪Duncan Systems, Inc. ("Duncan Systems") - A supplier of replacement motorhome windshields, awnings, and RV, heavy truck, and specialty vehicle glass and windows, primarily to fulfill insurance claims, with annual sales of $26 million; and
▪EA Technologies, LLC ("EA Technologies") - A manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications, with annual sales of $17 million. In connection with this acquisition, the Company also acquired a 250,000 square foot facility, which provides room for capacity expansion.
The Company plans to use its purchasing power and manufacturing capabilities to reduce the cost structure of the acquired operations. After funding these acquisitions, the Company remains well-positioned with both financial capital and human resources to take advantage of additional investment opportunities.

•	For 2014, the Company achieved a 17.5 percent return on equity, an improvement from the 16.0 percent return on equity in 2013.

•	In January 2014, the Company paid a special dividend of $2.00 per share, aggregating $47 million.

RV Segment

Net sales of the RV Segment in 2014 increased 20 percent, or $181 million, compared to 2013. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2014	2013	Change
RV OEMs:
Travel trailers and fifth-wheels	$844,096	$727,783	16%
Motorhomes	67,774	47,937	41%
RV aftermarket	49,570	25,334	96%
Adjacent industries	113,008	92,640	22%
Total RV Segment net sales	$1,074,448	$893,694	20%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2014	2013	Change
Travel trailer and fifth-wheel RVs	298,900	268,000	12%
Motorhomes	43,900	38,300	15%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2014 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $4 million in net sales during 2014.

The Company’s net sales growth in components for motorhomes during 2014 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $9 million in net sales during 2014. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2014	2013	Change
Travel trailer and fifth-wheel RV	$2,825	$2,716	4%
Motorhome	$1,544	$1,252	23%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company's net sales to the RV aftermarket increased during 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $15 million in net sales during 2014. With an estimated 10 million households in North America owning an RV, the Company continues to believe there are significant opportunities in the RV aftermarket.

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps, increased during 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $8 million in net sales during 2014. The Company also recently began shipping school bus windows to Blue Bird Corporation ("Blue Bird") under a new 12 year supply agreement for nearly all their bus windows. Annual sales to Blue Bird are expected to be approximately $10 million. The Company continues to believe there are significant opportunities in adjacent industries.

Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2014. The Company continues to focus on developing products tailored for international markets. In September 2014, the Company participated in the largest RV show in Europe and received positive feedback on its products. As a result, the Company believes it will see additional orders from European OEMs, which would be shipped from its facilities in the United States. The Company’s Director of International Business Development will continue to spend time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities.

Operating profit of the RV Segment was $86.6 million in 2014, an improvement of $18.3 million compared to 2013. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in 2014 was impacted by:

•
Higher health insurance costs, largely due to increased employee participation, which the Company believes is largely due to the new health care requirements. The Company expects health insurance costs in 2015 to remain - as a percent of sales - in line with 2014.

•
Fixed costs, which were approximately $15 million higher than in 2013. In response to the increase in net sales, the Company bolstered its administrative staff during 2014, including the teams that were acquired through acquisitions and new employees hired in preparation for future growth and investment opportunities. In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs.

In early 2014, the Company entered into two new leases which added more than 700,000 square feet of production and distribution capacity. These two new leased facilities became operational during the latter half of 2014 and the realignment of the related operations were completed. While these and other capacity expansion initiatives had a short-term negative impact on margins, over the long term these investments should allow the Company to improve its operating results, as well as continue to improve its customer service and operating efficiencies.
Partially offset by:

•
The elimination of production inefficiencies and costs incurred as a result of significant growth which occurred in 2012 and early 2013. The Company is continuing to implement additional efficiency improvements, including lean, automation and employee retention initiatives, as they are identified.

•	Lower payroll costs as a percent of sales, largely due to a reduction in state unemployment tax rates and improved employee retention.

•	Lower warranty costs as a percent of sales, largely due to lower claim experience.

•	The spreading of fixed costs over a $181 million larger sales base.

Raw material costs also continue to remain volatile. In particular, aluminum rose nearly 20 percent during the second half of 2014, and despite a decline in recent months, remains higher than the beginning of 2014. To help mitigate the impact of higher raw material, health insurance and other costs, the Company is improving product designs, making efficiency improvements and working with its vendors to identify opportunities to reduce input costs. Further, the Company implemented sales price increases, which should largely be in place by the end of the first quarter of 2015. The Company will continue to implement sales price adjustments as the costs of raw materials change.

MH Segment

Net sales of the MH Segment in 2014 decreased 5 percent, or $6 million, compared to 2013. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2014	2013	Change
Manufactured housing OEMs	$77,421	$80,245	(4)%
Manufactured housing aftermarket	14,186	13,719	3%
Adjacent industries	24,727	27,918	(11)%
Total MH Segment net sales	$116,334	$121,882	(5)%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2014	2013	Change
Total homes produced	64,300	60,200	7%
Total floors produced	99,200	92,900	7%

Industry-wide wholesale shipments of manufactured homes increased during 2014 when compared to 2013, while the Company’s net sales of components for new manufactured homes declined during 2014, primarily due to customer mix, as the Company’s content per unit varies between customers, and loss of market share for certain products. As a result, the Company’s content per manufactured home produced for the year ended December 31, 2014 declined from the prior year.

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

Content per:	2014	2013	Change
Home produced	$1,203	$1,332	(10)%
Floor produced	$783	$864	(9)%

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

Operating profit of the MH Segment was $10.9 million in 2014, a decrease of $1.1 million compared to 2013 primarily due to the decline in net sales.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Highlights

•
Net sales for the year ended December 31, 2013 increased by $114 million, to $1.02 billion. The Company’s RV Segment net sales increased 14 percent, compared to the 10 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company's primary RV market. Sales growth in new markets and new products continued to be key factors in enabling the Company’s sales to exceed RV industry growth rates. Acquisitions did not have a significant impact on the increase in net sales for 2013.

•
In 2013, aggregate net sales of components for adjacent industries increased 20 percent to $121 million, and aftermarket net sales increased 21 percent to $39 million. Together, these markets accounted for 16 percent of consolidated net sales in 2013.

•
For 2013, the Company’s net income increased to $50.1 million, or $2.11 per diluted share, up from net income of $37.3 million, or $1.64 per diluted share, in 2012. Excluding charges related to executive succession, net income would have been $51.3 million in 2013, or $2.16 per diluted share, up from net income of $38.3 million, or $1.68 per diluted share, in 2012.
The Company’s operating profit margin in 2013 improved to 7.7 percent, compared to 6.5 percent in 2012, primarily due to efficiency improvements. The improvements in labor during 2013 were primarily due to completed production efficiency projects, as well as declines in the costs of implementing facility consolidations and realignments. These labor efficiencies were realized throughout 2013 while introducing new products and adjusting to industry and market share growth.

•	For 2013, the Company achieved a 16.0 percent return on equity, an improvement from the 12.7 percent return on equity in 2012.

•
On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chief Executive Officer of Lippert Components, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components.

•	At December 31, 2013, the Company had $66 million in cash and no debt, and had almost $200 million in unused credit lines.

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

•
Lower material costs. After increasing temporarily in the latter part of 2012, steel and aluminum costs declined during 2013. In addition, material costs in the latter half of 2012 were negatively impacted by increased outsourcing costs due to capacity limitations, as well as higher scrap costs due to production inefficiencies.

•
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

•
Fixed costs, which were approximately $18 million to $20 million higher than in 2012. In response to the substantial increase in sales over the past several quarters, the Company added significant resources, investing in personnel and facilities to expand and improve production capacity and efficiencies, as well as to improve customer service.

•	Incentive compensation, which is based on profits, rather than sales, did not change proportionately with net sales.

•	Higher supplies and repairs expense.

MH Segment

Net sales of the MH Segment in 2013 increased 1 percent, or $2 million, compared to 2012. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2013	2012	Change
Manufactured housing OEMs	$80,245	$80,392	—%
Manufactured housing aftermarket	13,719	13,110	5%
Adjacent industries	27,918	26,696	5%
Total MH Segment net sales	$121,882	$120,198	1%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2013	2012	Change
Total homes produced	60,200	54,900	10%
Total floors produced	92,900	84,800	10%

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

Content per:	2013	2012	Change
Home produced	$1,332	$1,465	(9)%
Floor produced	$864	$948	(9)%

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

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable payable over the next four years, recorded at its present value of $6.4 million on the date of closing. At December 31, 2014, $5.5 million of the note receivable remained outstanding.

Executive Succession and Severance

On May 10, 2013, Fredric M. Zinn retired as President and Chief Executive Officer of Drew. Jason D. Lippert, Chief Executive Officer of Lippert Components, succeeded Mr. Zinn as Chief Executive Officer of Drew. Scott T. Mereness, President of Lippert Components, succeeded Mr. Zinn as President of Drew. In June 2013, the Company also relocated its corporate headquarters from White Plains, New York to Elkhart County, Indiana, the location of the corporate headquarters of Lippert Components.

In connection with the Company’s executive succession and corporate relocation, the Company recorded pre-tax charges of $1.9 million and $1.5 million in 2013 and 2012, respectively, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. The liability for executive succession and severance obligations will be paid through 2015. During the third quarter of 2013, the transition and corporate office relocation were completed.

Provision for Income Taxes

The effective income tax rate for 2014 was 34.5 percent, less than the 35.7 percent in 2013. Both 2014 and 2013 benefited from federal and state tax credits, as well as the reversal of federal and state tax reserves, due to the closure of federal and state tax years, with a larger benefit in 2014. The Company estimates the 2015 effective income tax rate to be approximately 37 percent to 38 percent.

The effective income tax rate for 2013 was 35.7 percent, relatively consistent with the 35.4 percent in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2014	2013	2012
Net cash flows provided by operating activities	$107,020	$82,677	$72,689
Net cash flows used for investing activities	(144,074)	(36,055)	(28,198)
Net cash flows (used for) provided by financing activities	(29,222)	9,719	(41,136)
Net (decrease) increase in cash	$(66,276)	$56,341	$3,355

Cash Flows from Operations

Net cash flows from operating activities in 2014 were $24.3 million higher than in 2013, primarily due to:

•	A $12.1 million increase in net income in 2014 compared to 2013.

•
A $24.0 million larger increase in accounts payable and accrued expenses and other liabilities in 2014 compared to 2013, primarily due to the increases in sales, production and earnings, as well as the timing of these payments.

•	An $8.5 million smaller increase in accounts receivable in 2014 compared to 2013, primarily due to a decrease in days sales outstanding to 15 at December 31, 2014, compared to 17 at December 31, 2013.

•	A $5.1 million increase in depreciation and amortization primarily due to the acquisitions completed during 2014 and capital expenditures over the last couple years.
Partially offset by:

•
An $18.5 million larger increase in inventories in 2014 as compared to 2013. The larger increase in inventories in 2014 was primarily to support the 41 percent increase in net sales in January 2015. Higher raw material costs and increased lead time on imports also contributed to the increase in inventory. Inventory turnover for 2014 improved to 8.2 turns compared to 7.9 turns for 2013.

•	An increase in deferred taxes of $5.5 million in 2014 compared to a $0.3 million decrease in 2013 due to an increase in certain expenses not currently deductible for tax purposes in 2014.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

During the first few months of 2015, the Company expects to use $20 million to $30 million of cash to fund seasonal working capital growth, which is typical. The 2015 working capital needs are expected to be funded by periodic borrowings under the Company’s line of credit.

Depreciation and amortization was $32.6 million in 2014, and is expected to aggregate $36 million to $38 million in 2015. Non-cash stock-based compensation in 2014 was $12.8 million, including $2.0 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2013 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $13 million to $15 million in 2015.

Net cash flows from operating activities in 2013 were $10.0 million higher than in 2012, primarily due to:

•	A $12.8 million increase in net income in 2013 compared to 2012.

•
An $8.4 million smaller increase in prepaid expenses and other assets in 2013 compared to 2012. The increase of $2.3 million in 2013 was primarily due to an increase in investments associated with the Company’s deferred compensation plan. The increase of $10.7 million in 2012 was primarily due to a federal tax receivable at December 31, 2012 as compared to a federal tax payable at December 31, 2011, as well as an increase in short-term deposits at December 31, 2012 related primarily to 2013 capital expenditures.

•	A $4.5 million increase in stock-based compensation in 2013 compared to 2012.

Partially offset by:

•	An $11.3 million smaller increase in accounts payable and accrued expenses and other liabilities in 2013 compared to 2012, primarily due to the timing of payments.

•
A $9.0 million increase in accounts receivable in 2013, compared to a $0.8 million decrease in 2012. This was primarily due to 24 percent higher net sales in the month of December 2013 as compared to December 2012, as well as an increase in days sales outstanding to 16 at December 31, 2013, compared to 14 at December 31, 2012.

Cash Flows from Investing Activities

Cash flows used for investing activities in 2014 included capital expenditures of $42.5 million, and included approximately $20 million of “replacement” capital expenditures and approximately $22 million of “growth” capital expenditures. In 2014, in order to better serve its customers and meet the increased demand for its products, the Company continued to invest in capacity expansion, automation and production improvement, as well as cost reduction initiatives. The growth capital expenditures were comprised of numerous projects, including a new furniture and mattress facility and a new aftermarket and customer service facility, as well as laminated door and chassis product line capacity expansions. Collectively, these projects comprised $14 million of growth capital expenditures.

During 2014 and early 2015, the Company completed five acquisitions, using over $105 million of cash. The five operations acquired by the Company during 2014 and early 2015 were as follows:

•
On February 27, 2014, the Company acquired IDS, a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of $19 million in 2013, of which $13 million were to the Company. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation.

•
On March 14, 2014, the Company acquired the business and certain assets of Star Design. Star Design had annual sales of $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing.

•
On June 13, 2014, the Company acquired the RV business of Actuant Corporation, which manufactured leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Sales of the acquired business for the twelve months ended May 2014 were $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million paid at closing.

•
On August 15, 2014, the Company acquired the business and certain assets of Duncan Systems, an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Sales of Duncan Systems for the twelve months ended July 2014 were $26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation.

•
On January 16, 2015, the Company acquired the business and certain assets of EA Technologies, a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Sales of EA Technologies for 2014 were $17 million. The purchase price was $9.4 million, of which $6.8 million was paid in the fourth quarter of 2014, with the balance paid at closing on January 16, 2015. In connection with this acquisition, the Company also acquired a 250,000 square foot facility, which provides room for capacity expansion.

The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2.0 percent of net sales, while the growth portion has averaged approximately 10 percent to 12 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short term.

The Company estimates capital expenditures will be $30 million to $35 million in 2015, including $15 million to $20 million of “replacement’ capital expenditures and $14 million to $17 million of “growth’ capital expenditures. Additional capital expenditures may be required in 2015 depending on the extent of the sales growth and other initiatives by the Company.

The 2014 capital expenditures and acquisitions were funded from available cash plus periodic borrowings under the Company’s $75 million line of credit. The 2015 capital expenditures and acquisitions are expected to be funded by cash generated from operations, as well as borrowings under the Company's line of credit.

Cash flows used for investing activities in 2013 included capital expenditures of $32.6 million. In 2013, in order to better serve its customers and meet the increased demand for its products, the Company invested in both capacity expansion and cost reduction initiatives. The Company’s capital expenditures for 2013 included a new glass tempering line, metal fabrication equipment and new ERP software, in addition to routine replacement capital expenditures.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”). Midstates was a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of $2 million. The purchase price was $1.5 million paid at closing.

On December 13, 2013, the Company acquired the business and certain assets of Fortress Technologies, LLC (“Fortress”). Fortress was a manufacturer of specialized RV chassis. The acquired business had annualized sales of $3 million. The purchase price was $3.3 million paid at closing.

Cash Flows from Financing Activities

Cash flows used for financing activities in 2014 of $29.2 million were primarily comprised of the following:

•	A special dividend of $2.00 per share of the Company's Common Stock, representing an aggregate of $46.7 million, paid on January 6, 2014 to stockholders of record as of December 20, 2013.

•
$3.7 million in payments for contingent consideration related to acquisitions. In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded an $8.1 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2014, including $3.6 million recorded as a current liability. For further information see Note 11 of the Notes to Consolidated Financial Statements.

Partially offset by:

•	$5.8 million in cash and the related tax benefits from the exercise of stock-based awards.

•
A net increase in debt of $15.7 million. The increase in debt was due to borrowings under the Company's line of credit, with such borrowings reaching a high of $61.8 million during 2014. The Company expects to continue borrowing during 2015.

Cash flows provided by financing activities in 2013 of $9.7 million were primarily comprised of the following:

•	$15.2 million in cash and the related tax benefits from the exercise of stock-based awards.
Partially offset by:

•	$5.5 million in payments for contingent consideration related to acquisitions. For further information see Note 11 of the Notes to Consolidated Financial Statements.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), which can be increased by $25.0 million upon approval of the Lenders. The Credit Agreement expires on January 1, 2019. At December 31, 2014, the Company had $1.9 million in outstanding letters of credit under the line of credit. Availability under the Company's line of credit was $57.4 million at December 31, 2014.

Simultaneously, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. This facility expires on February 24, 2017. At December 31, 2014, there were no Senior Promissory Notes outstanding.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2014, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months. Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2014. The remaining availability under these facilities was $207.4 million at December 31, 2014. The Company believes the availability under the line of credit and "shelf-loan" facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

The Company is working with the Lenders to increase the maximum borrowing under the line of credit from $75.0 million to $100.0 million, as provided in the Credit Agreement. In addition, the Company is currently negotiating a one-year extension of its line of credit and "shelf-loan" facility as well as an increase in its line of credit to $125.0 million. The Company is extending these arrangements now to meet the anticipated growth of the Company and to add the ability to borrow in international locations and currencies. Further, to take advantage of current interest rates, the Company may borrow under the "shelf-loan" facility in 2015.

Additional information on the Company's Credit Agreement and "shelf loan" facility is included in Note 9 of the Notes to the Consolidated Financial Statements.
Future minimum commitments relating to the Company's contractual obligations at December 31, 2014 were as follows:

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years	Other
Total indebtedness	$15,650	$—	$—	$15,650	$—	$—
Interest on variable rate indebtedness (a)	1,199	300	599	300	—	—
Operating leases	37,240	6,297	9,959	8,085	12,899	—
Employment contracts (b)	6,870	4,165	2,705	—	—	—
Deferred compensation (c)	11,478	767	1,855	1,933	3,654	3,269
Royalty agreements and contingent consideration payments (d)	11,705	3,997	3,613	2,571	1,524	—
Purchase obligations (e)	310,098	142,875	71,787	63,816	31,620	—
Taxes (f)	1,751	1,751	—	—	—	—
Total	$395,991	$160,152	$90,518	$92,355	$49,697	$3,269

(a)
The Company has used the contractual payment dates and the variable interest rates in effect as of December 31, 2014, to determine the estimated future interest payments for variable rate indebtedness.

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

(e)
Primarily comprised of purchase orders issued in the normal course of business. Also included are several longer term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage. Excluded from these amounts, because the future payments are not ascertainable, are payments contingent upon the Company's performance of its contractual obligations.

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

Income Taxes

The Company's tax provision is based on pre-tax income, statutory tax rates, federal and state tax credits, and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company's tax position. The Company establishes additional provisions for income taxes when, despite the belief the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits.The Company's accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability, which is reassessed each quarter based upon the Company's forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recognition of a valuation reserve. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

Fair Value of Net Assets of Acquired Businesses

The Company values the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company uses different valuation techniques in determining the fair value. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. By their nature, these assumptions require judgment, and if management had chosen different assumptions, the fair value of net assets of acquired businesses would have been different. For further information on acquired assets and liabilities, see Notes 3 and 13 of the Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets, including Other Intangible Assets and Goodwill

The Company performs recoverability and impairment tests of noncurrent assets in accordance with accounting principles generally accepted in the United States. For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. When such events or circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value would be recorded.

For other assets, impairment tests are required at least annually, or more frequently, if events or circumstances indicate that an asset may be impaired. The impairment test for other assets consists of an assessment of qualitative factors. If such qualitative factors do not support that the fair value of the reporting unit is greater than the carrying amount, the Company then uses a discounted cash flow model to estimate the fair value of the reporting unit.

The Company’s assessment of the recoverability and impairment tests of noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when financial markets are highly volatile. The estimates management uses when assessing the recoverability of noncurrent assets are consistent with those management uses in its internal planning. When performing impairment tests, management estimates the fair values of the assets using management's best assumptions, which is believed to be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, the Company does not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result.

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

New Accounting Pronouncements

Information required by this item is included in Note 14 of the Notes to the Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience significant increases in its labor costs in 2014 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2014, the Company had $15.7 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to December 31, 2014, and outstanding borrowings of $15.7 million, future cash flows would be reduced by $0.2 million per annum.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. At December 31, 2014, the Company had no derivative instruments outstanding.

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

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
March 2, 2015

DREW INDUSTRIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2014	2013	2012
(In thousands, except per share amounts)

Net sales	$1,190,782	$1,015,576	$901,123
Cost of sales	935,859	802,467	732,464
Gross profit	254,923	213,109	168,659
Selling, general and administrative expenses	157,482	132,935	109,071
Sale of extrusion assets	1,954	—	—
Executive succession	—	1,876	1,456
Operating profit	95,487	78,298	58,132
Interest expense, net	430	351	330
Income before income taxes	95,057	77,947	57,802
Provision for income taxes	32,791	27,828	20,462
Net income	$62,266	$50,119	$37,340

Net income per common share:
Basic	$2.60	$2.15	$1.66
Diluted	$2.56	$2.11	$1.64

Weighted average common shares outstanding:
Basic	23,911	23,321	22,558
Diluted	24,334	23,753	22,828

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$4	$66,280
Accounts receivable, net	37,987	31,015
Inventories, net	132,492	101,211
Deferred taxes	18,709	12,557
Prepaid expenses and other current assets	18,444	14,467
Total current assets	207,636	225,530
Fixed assets, net	146,788	125,982
Goodwill	66,521	21,545
Other intangible assets, net	96,959	59,392
Deferred taxes	11,744	12,236
Other assets	14,193	8,499
Total assets	$543,841	$453,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$49,534	$24,063
Dividend payable	—	46,706
Accrued expenses and other current liabilities	57,651	47,422
Total current liabilities	107,185	118,191
Long-term indebtedness	15,650	—
Other long-term liabilities	26,108	21,380
Total liabilities	148,943	139,571

Stockholders’ equity
Common stock, par value $.01 per share: authorized
30,000 shares; issued 26,534 shares at December 31, 2014
and 26,058 shares at December 31, 2013	265	261
Paid-in capital	147,186	126,360
Retained earnings	276,914	216,459
Stockholders’ equity before treasury stock	424,365	343,080
Treasury stock, at cost, 2,684 shares at December 31, 2014
and December 31, 2013	(29,467)	(29,467)
Total stockholders’ equity	394,898	313,613
Total liabilities and stockholders’ equity	$543,841	$453,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
(In thousands)

Cash flows from operating activities:
Net income	$62,266	$50,119	$37,340
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	32,596	27,500	25,665
Stock-based compensation expense	10,817	10,839	6,318
Deferred taxes	(5,493)	269	(668)
Other non-cash items	2,796	1,867	654
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(606)	(9,013)	774
Inventories, net	(21,940)	(3,403)	(4,727)
Prepaid expenses and other assets	(4,610)	(2,288)	(10,738)
Accounts payable, trade	21,269	2,296	5,983
Accrued expenses and other liabilities	9,925	4,491	12,088
Net cash flows provided by operating activities	107,020	82,677	72,689

Cash flows from investing activities:
Capital expenditures	(42,458)	(32,595)	(32,026)
Acquisitions of businesses	(106,782)	(4,750)	(1,473)
Proceeds from note receivable	1,750	—	—
Proceeds from sales of fixed assets	3,587	1,444	5,420
Other investing activities	(171)	(154)	(119)
Net cash flows used for investing activities	(144,074)	(36,055)	(28,198)

Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment	5,769	15,175	8,217
Proceeds from line of credit borrowings	425,330	135,452	52,227
Repayments under line of credit borrowings	(409,680)	(135,452)	(52,227)
Payment of special dividend	(46,706)	—	(45,038)
Payment of contingent consideration related to acquisitions	(3,739)	(5,456)	(4,315)
Other financing activities	(196)	—	—
Net cash flows (used for) provided by financing activities	(29,222)	9,719	(41,136)

Net (decrease) increase in cash	(66,276)	56,341	3,355

Cash and cash equivalents at beginning of year	66,280	9,939	6,584
Cash and cash equivalents at end of year	$4	$66,280	$9,939

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$641	$364	$369
Income taxes, net of refunds	$30,947	$26,799	$24,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2011	$248	$84,389	$222,126	$(29,467)	$277,296
Net income	—	—	37,340	—	37,340
Issuance of 550,352 shares of common stock pursuant to stock-based awards	6	7,853	—	—	7,859
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	270	—	—	270
Stock-based compensation expense	—	6,318	—	—	6,318
Issuance of 7,548 deferred stock units relating to prior year compensation	—	200	—	—	200
Special cash dividend ($2.00 per share)	—	—	(45,038)	—	(45,038)
Dividend equivalents on stock-based awards	—	1,382	(1,382)	—	—
Balance - December 31, 2012	254	100,412	213,046	(29,467)	284,245
Net income	—	—	50,119	—	50,119
Issuance of 681,426 shares of common stock pursuant to stock-based awards	7	13,440	—	—	13,447
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	1,534	—	—	1,534
Stock-based compensation expense	—	10,839	—	—	10,839
Issuance of 3,776 deferred stock units relating to prior year compensation	—	135	—	—	135
Special cash dividend ($2.00 per share)	—	—	(46,706)	—	(46,706)
Balance - December 31, 2013	261	126,360	216,459	(29,467)	313,613
Net income	—	—	62,266	—	62,266
Issuance of 476,047 shares of common stock pursuant to stock-based awards	4	2,298	—	—	2,302
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	3,914	—	—	3,914
Stock-based compensation expense	—	10,817	—	—	10,817
Issuance of 43,188 deferred stock units relating to prior year compensation	—	1,986	—	—	1,986
Dividend equivalents on stock-based awards	—	1,811	(1,811)	—	—
Balance - December 31, 2014	$265	$147,186	$276,914	$(29,467)	$394,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (collectively, “Drew” or the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, manufactures a broad array of components for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; modular housing; and factory-built mobile office units. At December 31, 2014, the Company operated 37 manufacturing facilities.

The RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2014 and 2013, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs. In 2012, the impairment tests were based on fair value, determined using discounted cash flows, appraised values or management’s estimates.

Other Intangible Assets
Intangible assets with estimable useful lives are amortized, primarily on an accelerated basis, over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The amortization of other intangible assets is done using a method, straight-line or accelerated, which best reflects the pattern in which the estimated future economic benefits of the asset will be consumed. The useful lives of intangible assets are determined after considering the expected cash flows and other specific facts and circumstances related to each intangible asset.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

Stock-Based Compensation

All stock-based compensation awards are expensed over their vesting period, based on fair value. For awards that have a service-only vesting condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, which are subject to certain pre-established performance targets, the Company recognizes stock-based compensation expense on a graded-vesting basis to the extent it is probable the performance targets will be met. The fair value for stock options is determined using the Black-Scholes option-pricing model, while the fair values of deferred stock units, restricted stock and stock awards are based on the market price of the Company’s Common Stock, all on the date the stock-based awards are granted.

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

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $40.9 million, $36.4 million and $32.7 million in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

2.    SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the "RV Segment") and the manufactured housing products segment (the "MH Segment"). Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The RV Segment, which accounted for 90 percent, 88 percent, and 87 percent of consolidated net sales for the years ended December 31, 2014, 2013 and 2012 respectively, manufactures a variety of products used in the production of RVs, including:

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

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo. Approximately 79 percent of the Company’s RV Segment net sales in 2014 were of products to original equipment manufacturers ("OEMs") of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 10 percent, 12 percent and 13 percent of consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively, manufactures a variety of products used in the production of manufactured homes, including:

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

Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	RV	MH	Total	and Other	Total
2014
Net sales to external customers (a)	$1,074,448	$116,334	$1,190,782	$—	$1,190,782
Operating profit (loss) (b)	$86,571	$10,870	$97,441	$(1,954)	$95,487
Total assets (c)	$451,264	$29,482	$480,746	$63,095	$543,841
Expenditures for long - lived assets (d)	$145,406	$2,039	$147,445	$—	$147,445
Depreciation and amortization	$29,933	$2,568	$32,501	$95	$32,596

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Segments			Corporate
(In thousands)	RV	MH	Total	and Other	Total
2013
Net sales to external customers (a)	$893,694	$121,882	$1,015,576	$—	$1,015,576
Operating profit (loss) (b)	$68,248	$11,926	$80,174	$(1,876)	$78,298
Total assets (c)	$306,139	$32,948	$339,087	$114,097	$453,184
Expenditures for long - lived assets (d)	$34,989	$2,682	$37,671	$—	$37,671
Depreciation and amortization	$24,615	$2,806	$27,421	$79	$27,500

2012
Net sales to external customers (a)	$780,925	$120,198	$901,123	$—	$901,123
Operating profit (loss) (b)	$47,172	$12,416	$59,588	$(1,456)	$58,132
Total assets (c)	$281,728	$35,668	$317,396	$56,472	$373,868
Expenditures for long - lived assets (d)	$30,893	$2,739	$33,632	$—	$33,632
Depreciation and amortization	$22,750	$2,822	$25,572	$93	$25,665

(a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 33 percent, 34 percent and 37 percent of the Company’s consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 28 percent, 28 percent and 27 percent of the Company’s consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2014, 2013 and 2012.

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

(d)
Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $105.0 million, $4.8 million and $1.5 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2014, 2013 and 2012, respectively.

Net sales by product were as follows for the years ended December 31:

(In thousands)	2014	2013	2012
RV Segment:
Chassis, chassis parts and slide-out mechanisms	$564,543	$493,244	$443,850
Windows and doors	204,054	181,934	173,436
Furniture and mattresses	133,371	100,196	78,082
Axles and suspension solutions	92,261	69,818	57,275
Other	80,219	48,502	28,282
Total RV Segment net sales	$1,074,448	$893,694	$780,925

MH Segment:
Windows and doors	$66,140	$67,029	$63,655
Chassis and chassis parts	33,842	38,359	41,874
Other	16,352	16,494	14,669
Total MH Segment net sales	$116,334	$121,882	$120,198

Total net sales	$1,190,782	$1,015,576	$901,123

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The composition of net sales was as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$844,096	$727,783	$653,478
Motorhomes	67,774	47,937	34,612
RV aftermarket	49,570	25,334	19,119
Adjacent industries	113,008	92,640	73,716
Total RV Segment net sales	$1,074,448	$893,694	$780,925

MH Segment:
Manufactured housing OEMs	$77,421	$80,245	$80,392
Manufactured housing aftermarket	14,186	13,719	13,110
Adjacent industries	24,727	27,918	26,696
Total MH Segment net sales	$116,334	$121,882	$120,198

Total net sales	$1,190,782	$1,015,576	$901,123

Potential Future Changes to Reporting Segments

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. Net sales to manufactured housing OEMs are 7 percent of consolidated net sales for the year ending December 31, 2014. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company’s segment reporting through December 31, 2014, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker ("CODM"), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company's operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2015

EA Technologies, LLC

On January 16, 2015, the Company acquired the business and certain assets of EA Technologies, LLC ("EA Technologies"), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Sales of the acquired business for 2014 were $17 million. The purchase price was $9.4 million, of which $6.8 million was paid in the fourth quarter of 2014, with the balance paid at closing on January 16, 2015. The results of the acquired business will be included in the Company's RV Segment and in the Consolidated Statements of Income subsequent to the acquisition date. The Company is in the process of allocating the consideration to the fair value of the assets acquired.

Acquisitions in 2014

Duncan Systems, Inc.

On August 15, 2014, the Company acquired the business and certain assets of Duncan Systems, Inc. ("Duncan Systems"), an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Sales of Duncan Systems for the twelve months ended July 2014 were $26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation. The

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$18,000
Contingent consideration	1,914
Total fair value of consideration given	$19,914

Customer relationships	$10,500
Other identifiable intangible assets	930
Net tangible assets	4,070
Total fair value of net assets acquired	$15,500

Goodwill (tax deductible)	$4,414

The customer relationships intangible asset is being amortized over its estimated useful life of 14 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in market share for the distributed products.

Power Gear and Kwikee Brands

On June 13, 2014, the Company acquired the RV business of Actuant Corporation, which manufactured leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Sales of the acquired business for the twelve months ended May 2014 were $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Star Design, LLC

On March 14, 2014, the Company acquired the business and certain assets of Star Design, LLC ("Star Design"). Star Design had annual sales of $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Innovative Design Solutions, Inc.

On February 27, 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of $19 million in 2013, of which $15 million were to the Company. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$34,175
Present value of future payments	1,739
Contingent consideration	710
Total fair value of consideration given	$36,624

Patents	$6,000
Customer relationships	4,000
Other identifiable intangible assets	3,180
Net tangible assets	1,894
Total fair value of net assets acquired	$15,074

Goodwill (tax deductible)	$21,550

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

Acquisitions in 2013

Fortress Technologies, LLC

On December 13, 2013, the Company acquired the business and certain assets of Fortress Technologies, LLC (“Fortress”). Fortress was a manufacturer of specialized RV chassis. The acquired business had annualized sales of $3 million. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$3,299

Working capital, net	$(111)
Net tangible assets	3,410
Total fair value of net assets acquired	$3,299

Midstates Tool & Die and Engineering, Inc.

On June 24, 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”). Midstates was a manufacturer of tools and dies, as well as automation equipment. The acquired business had annualized sales of $2 million. The results of the acquired business have been included in the Company's RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Acquisition in 2012

RV Entry Door Operation

On February 21, 2012, the Company acquired the business and certain assets of the United States RV entry door operation of Euramax International, Inc. The acquired business had annualized sales of $6 million. The purchase price was $1.7 million, of which $1.2 million was paid at closing, with the balance to be paid over the next three years. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$1,164
Present value of future payments	482
Total fair value of consideration given	$1,646

Customer relationships	270
Other identifiable intangible assets	40
Net tangible assets	785
Total fair value of net assets acquired	$1,095

Goodwill (tax deductible)	$551

The customer relationships are being amortized over their estimated useful life of 7 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing manufacturing capacity and purchasing power to reduce costs in this product line.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable payable over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2014, the Company received installments of $1.8 million under the note. At December 31, 2014, the present value of the remaining amount due under the note receivable was $4.8 million.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost	$61,001	$10,025	$71,026
Accumulated impairment	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2011	19,725	774	20,499
Acquisitions – 2012	678	—	678
Net balance – December 31, 2012	20,403	774	21,177
Acquisitions – 2013	368	—	368
Net balance – December 31, 2013	20,771	774	21,545
Acquisitions – 2014	44,976	—	44,976
Net balance – December 31, 2014	$65,747	$774	$66,521

Accumulated cost	$107,023	$10,025	$117,048
Accumulated impairment	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2014	$65,747	$774	$66,521

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2014, 2013 and 2012, and concluded no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2015, or sooner if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31:

(In thousands)	2014	2013
RV Segment	$95,075	$56,954
MH Segment	1,884	2,438
Other intangible assets	$96,959	$59,392

Other intangible assets consisted of the following at December 31, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$81,260	$27,553	$53,707	6	to	16
Patents	54,333	22,389	31,944	3	to	19
Tradenames	9,173	4,525	4,648	3	to	15
Non-compete agreements	3,948	2,233	1,715	3	to	6
Other	360	102	258	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$153,761	$56,802	$96,959

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other intangible assets consisted of the following at December 31, 2013:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$50,105	$21,999	$28,106	6	to	16
Patents	41,651	18,461	23,190	3	to	19
Tradenames	7,959	5,976	1,983	5	to	15
Non-compete agreements	3,866	2,210	1,656	3	to	6
Purchased research and development	4,457	—	4,457	Indefinite
Other intangible assets	$108,038	$48,646	$59,392

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Cost of sales	$5,092	$3,610	$4,492
Selling, general and administrative	7,612	6,398	6,760
Amortization expense	$12,704	$10,008	$11,252

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2015	2016	2017	2018	2019
Cost of sales	$6,311	$6,273	$5,814	$4,984	$4,206
Selling, general and administrative	8,802	7,583	6,722	6,157	5,652
Amortization expense	$15,113	$13,856	$12,536	$11,141	$9,858

4.    RECEIVABLES

The following table provides a reconciliation of the activity related to the Company's allowance for doubtful accounts receivable, for the years ended December 31:

(In thousands)	2014	2013	2012
Balance at beginning of period	$705	$677	$858
Provision for doubtful accounts	178	194	304
Additions related to acquired businesses	58	5	—
Recoveries	4	1	8
Accounts written off	(28)	(172)	(493)
Balance at end of period	$917	$705	$677

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.4 million and $0.3 million at December 31, 2014 and 2013, respectively.

5.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2014	2013
Raw materials	$111,366	$84,279
Work in process	2,624	3,038
Finished goods	18,502	13,894
Inventories, net	$132,492	$101,211

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated Useful
(In thousands)	2014	2013	Life in Years
Land	$10,792	$12,018
Buildings and improvements	85,002	76,577	10 to 40
Leasehold improvements	8,114	2,044	3 to 10
Machinery and equipment	138,025	130,461	3 to 15
Furniture and fixtures	20,729	17,745	3 to 8
Construction in progress	9,515	2,771
Fixed assets, at cost	272,177	241,616
Less accumulated depreciation and amortization	125,389	115,634
Fixed assets, net	$146,788	$125,982

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Cost of sales	$16,364	$14,667	$11,886
Selling, general and administrative expenses	3,440	2,773	2,475
Total	$19,804	$17,440	$14,361

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2014	2013
Employee compensation and benefits	$21,473	$18,583
Current portion of accrued warranty	14,516	11,731
Other	21,662	17,108
Accrued expenses and other current liabilities	$57,651	$47,422

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

(In thousands)	2014	2013	2012
Balance at beginning of period	$17,325	$12,729	$8,640
Provision for warranty expense	12,860	13,874	12,383
Warranty liability from acquired businesses	688	21	8
Warranty costs paid	(9,232)	(9,299)	(8,302)
Balance at end of period	21,641	17,325	12,729
Less long-term portion	7,125	5,594	3,604
Current portion of accrued warranty	$14,516	$11,731	$9,125

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $1.8 million, $1.4 million and $1.1 million to this plan during the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $1.6 million, $1.7 million and $1.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.4 million and $0.2 million from the Plan during the years ended December 31, 2014 and 2013, respectively. There were no participant withdrawals in 2012. At December 31, 2014 and 2013, deferred compensation of $10.7 million and $9.4 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $0.8 million and $0.2 million, respectively, was recorded in accrued expenses and other current liabilities.

9.    LONG-TERM INDEBTEDNESS

At December 31, 2014, the Company had $15.7 million of outstanding borrowings on its line of credit at a weighted average interest rate of 1.9 percent. The Company had no debt outstanding at December 31, 2013.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (collectively, the “Lenders”), amending the Company's previous $50.0 million line of credit that was scheduled to expire on January 1, 2016. The maximum borrowings under the Company’s line of credit can be increased by $25.0 million upon approval of the Lenders. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at December 31, 2014), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 percent to 2.0 percent (plus 1.75 percent at December 31, 2014) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At December 31, 2014 and 2013, the Company had $1.9 million and $2.2 million, respectively, in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $57.4 million at December 31, 2014.

Simultaneously, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”), amending the Company's previous $150.0 million "shelf-loan" facility with Prudential. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. At December 31, 2014 and 2013, there were no Senior Promissory Notes outstanding. This facility expires on February 24, 2017.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2014 and 2013, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2014 and 2013, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2014. The remaining availability under these facilities was $207.4 million at December 31, 2014. The Company believes the availability under the line of credit and "shelf-loan" facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

The Company is working with the Lenders to increase the maximum borrowing under the line of credit from $75.0 million to $100.0 million, as provided in the Credit Agreement. Further, the Company is currently negotiating a one-year extension of its line of credit and "shelf-loan" facility as well as an increase in its line of credit to $125.0 million. The Company is extending these arrangements now to meet the anticipated growth of the Company and to add the ability to borrow in international locations and currencies.

10.    INCOME TAXES

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Current:
Federal	$32,142	$23,430	$17,483
State	6,142	4,129	3,647
Total current provision	$38,284	$27,559	$21,130
Deferred:
Federal	$(4,545)	$68	$(298)
State	(948)	201	(370)
Total deferred provision	$(5,493)	$269	$(668)
Provision for income taxes	$32,791	$27,828	$20,462

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2014	2013	2012
Income tax at federal statutory rate	$33,270	$27,281	$20,231
State income tax, net of federal income tax impact	3,376	2,815	2,130
Manufacturing credit pursuant to Jobs Creation Act	(2,258)	(1,444)	(1,101)
Other	(1,597)	(824)	(798)
Provision for income taxes	$32,791	$27,828	$20,462

At December 31, 2014, federal income taxes receivable of $1.3 million were included in prepaid expenses and other current assets, and state income taxes payable of $0.8 million were included in accrued expenses and other current liabilities. At December 31, 2013, federal and state income taxes receivable of $3.7 million were included in prepaid expenses and other current assets.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2014	2013
Deferred tax assets:
Goodwill and other intangible assets	$14,066	$15,024
Stock-based compensation	7,172	5,116
Deferred compensation	5,040	3,722
Warranty	7,845	3,477
Inventory	3,897	3,245
Other	3,189	4,048
Total deferred tax assets	41,209	34,632
Deferred tax liabilities:
Fixed assets	(10,756)	(9,839)
Net deferred tax assets	$30,453	$24,793

The Company concluded it is more likely than not that the deferred tax assets at December 31, 2014 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

Excess tax benefits on stock-based compensation of $3.9 million, $1.5 million and $0.3 million were credited directly to stockholders' equity during the years ended December 31, 2014, 2013 and 2012, respectively, relating to tax benefits which exceeded the compensation cost for stock-based compensation recognized in the Consolidated Financial Statements.

At December 31, 2014, the remaining pool of excess tax benefits from prior exercises of stock-based compensation in stockholders’ equity was $15.3 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2014	2013	2012
Balance at beginning of period	$1,369	$1,701	$2,185
Changes in tax positions of prior years	84	(29)	(297)
Additions based on tax positions related to the current year	603	676	385
Payments	—	(126)	—
Closure of tax years	(530)	(853)	(572)
Balance at end of period	$1,526	$1,369	$1,701

In addition, the total amount of accrued interest and penalties related to taxes was $0.2 million, $0.2 million and $0.4 million at December 31, 2014, 2013 and 2012, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $1.2 million, $1.0 million and $1.2 million at December 31, 2014, 2013 and 2012, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state taxing authorities. The IRS and other taxing authorities may challenge certain deductions and positions reported by the Company on its income tax returns. For federal income tax purposes, the tax years 2011 through 2013 remain subject to examination. For Indiana state income tax purposes, the tax years 2011 through 2013 remain subject to examination. Approximately 80 percent of the Company’s operations are located in Indiana.

The Company has assessed its risks associated with all tax return positions, and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2015. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2014, would not be material to the Company’s financial position or annual results of operations.

11.    COMMITMENTS AND CONTINGENCIES

Leases

The Company's lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2014 are as follows (in thousands):

2015	$6,297
2016	5,269
2017	4,690
2018	4,240
2019	3,845
Thereafter	12,899
Total minimum lease payments	$37,240

Rent expense for operating leases was $8.6 million, $7.1 million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2014 and 2013, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.0 percent and 15.5 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2014	2013	2012
Balance at beginning of period	$7,414	$11,519	$14,561
Acquisitions	3,370	—	67
Payments	(3,739)	(5,456)	(4,315)
Accretion (a)	1,075	1,308	1,756
Fair value adjustments (a)	9	43	(550)
Balance at end of the period (b)	8,129	7,414	11,519
Less current portion in accrued expenses and other current liabilities	(3,622)	(3,462)	(5,429)
Total long-term portion in other long-term liabilities	$4,507	$3,952	$6,090

(a)	Recorded in selling, general and administrative expense in the Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of December 31, 2014 are $11.7 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2014, would not be material to the Company’s financial position or annual results of operations.

Executive Succession

In connection with the Company’s executive succession and corporate relocation from White Plains, New York to Elkhart County, Indiana, the Company recorded pre-tax charges of $1.9 million and $1.5 million in 2013 and 2012, respectively, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. The liability for executive succession and severance obligations will be paid through 2015. During the third quarter of 2013, the transition and corporate office relocation were completed.

12.    STOCKHOLDERS' EQUITY

Special Dividend

On January 6, 2014, a special dividend of $2.00 per share of the Company’s common stock, representing an aggregate of $46.7 million, was paid to stockholders of record as of December 20, 2013. On December 20, 2012, a special dividend of $2.00 per share of the Company's Common Stock, representing an aggregate of $45.0 million, was paid to stockholders of record as of December 10, 2012. In connection with these special dividends, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per special dividend for each deferred stock unit, share of restricted stock or stock award, representing $1.8 million in total for the 2014 special dividend and $1.4 million in total for the 2012 special dividend. In connection with each of these special cash dividends, the exercise price of all outstanding stock options was reduced by $2.00 per share. These reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

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

At the Annual Meeting of Stockholders held on May 22, 2014, stockholders approved an amendment to the Equity Plan to increase the number of shares of common stock available for issuance pursuant to awards by 1,678,632 shares.

The number of shares available for granting awards was 1,389,506, 246,368 and 688,712 at December 31, 2014, 2013 and 2012, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Stock options	$1,412	$2,325	$2,836
Deferred stock units	4,343	5,425	1,888
Restricted stock	910	911	849
Stock awards	4,152	2,178	745
Stock-based compensation expense	$10,817	$10,839	$6,318

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, for the years ended December 31, 2014, 2013 and 2012, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $2.0 million, $0.1 million and $0.2 million, respectively. In February 2015, the Company issued deferred stock units valued at $2.0 million, to certain officers in lieu of cash for a portion of their 2014 incentive compensation in accordance with their compensation arrangements.

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
Transactions in stock options under the Equity Plan are summarized as follows:

	Number of Option Shares	Stock Option Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,810,650	$10.09 - $31.11	$21.46
Exercised	(422,131)	$ 8.09 - $31.11	$19.13
Forfeited	(67,700)	$10.09 - $31.11	$22.61
Reduction for cash dividend	—	$ 8.09 - $29.11	$(2.00)
Outstanding at December 31, 2012	1,320,819	$ 8.09 - $29.11	$19.92
Exercised	(574,288)	$ 8.09 - $29.11	$23.04
Forfeited	(22,870)	$ 8.09 - $29.11	$19.36
Reduction for cash dividend	—	$ 6.09 - $19.17	$(2.00)
Outstanding at December 31, 2013	723,661	$ 6.09 - $19.17	$15.46
Exercised	(258,530)	$ 6.09 - $19.17	$12.89
Forfeited	(11,800)	$6.09 - $19.17	$16.93
Outstanding at December 31, 2014	453,331	$15.49 - $19.17	$16.89
Exercisable at December 31, 2014	289,971	$15.49 - $19.17	$16.27

Additional information for the exercise of stock options is as follows for the years ended December 31:

(In thousands)	2014	2013	2012
Intrinsic value of stock options exercised	$7,860	$9,062	$4,838
Cash receipts from stock options exercised	$3,333	$13,231	$8,075
Income tax benefits from stock option exercises	$3,660	$3,473	$1,852
Grant date fair value of stock options vested	$1,561	$2,252	$2,814

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about stock options outstanding at December 31, 2014:

Exercise Price	Option Shares Outstanding	Remaining Life in Years	Option Shares Exercisable
$15.49	93,881	0.9	93,881
$15.67	196,350	1.9	141,350
$19.17	163,100	2.9	54,740
Total Shares	453,331(a)		289,971(a)

(a)
The aggregate intrinsic value for option shares outstanding and option shares exercisable is $15.5 million and $10.1 million, respectively. The weighted average remaining term for option shares outstanding and option shares exercisable is 2.0 years and 1.8 years, respectively.

As of December 31, 2014, there was $1.4 million of total unrecognized compensation costs related to unvested stock options, which are expected to be recognized over a weighted average remaining period of 1.3 years.

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
Transactions in DSUs under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2011	369,133	$ 5.50 - $40.68
Issued	23,713	$24.53 - $32.07
Granted	282,925	$26.54 - $30.50
Dividend equivalents	34,568	$33.32
Exercised	(96,585)	$ 5.50 - $40.68
Outstanding at December 31, 2012	613,754	$ 6.16 - $33.32
Issued	32,462	$33.84 - $48.53
Granted	140,461	$36.58 - $50.85
Forfeited	(4,505)	$30.50
Exercised	(89,211)	$20.20 - $30.65
Outstanding at December 31, 2013	692,961	$ 6.16 - $50.85
Issued	56,212	$36.68 - $51.46
Granted	187,490	$45.98 - $46.95
Dividend equivalents	27,532	$50.45
Forfeited	(38,855)	$26.98 - $50.89
Exercised	(187,052)	$19.98 - $50.89
Outstanding at December 31, 2014	738,288	$ 6.16 - $51.46

As of December 31, 2014, there was $13.3 million of total unrecognized compensation costs related to DSUs, which is expected to be recognized over a weighted average remaining period of 2.0 years.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	2014	2013	2012
Granted	19,439	17,885	29,841
Stock price	$46.82	$50.89	$30.50
Fair value of stock granted	$910	$910	$910

As of December 31, 2014, there was $0.8 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average remaining period of 0.9 years.
Stock Awards

In accordance with the Executive Employment and Non-Competition Agreements for 2012 – 2014 with two of the Company’s named executive officers, such officers are entitled to receive an annual long-term award consisting of the right to earn an aggregate of 85,000 shares of Common Stock. In accordance with compensation arrangements for 2013 – 2014 with certain other officers of the Company, such officers are entitled to receive an annual long-term award consisting of the right to earn an aggregate of 18,500 shares of the Common Stock. All of these shares are earned during the subsequent three year period based on growth in the Company’s earnings per diluted share over that same three year period. As of December 31, 2014, there was $4.1 million of total unrecognized compensation costs related to outstanding stock awards, which is expected to be recognized over a weighted average remaining period of 1.3 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2014	2013	2012
Weighted average shares outstanding for basic earnings per share	23,911	23,321	22,558
Common stock equivalents pertaining to stock-based awards	423	432	270
Weighted average shares outstanding for diluted earnings per share	24,334	23,753	22,828

The weighted average diluted shares outstanding for the years ended December 31, 2014, 2013 and 2012, exclude the effect of 293,860, 303,240 and 426,788 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at
December 31:

	2014				2013
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$7,388	$7,388	$—	$—	$6,535	$6,535	$—	$—
Total assets	$7,388	$7,388	$—	$—	$6,535	$6,535	$—	$—

Liabilities
Contingent consideration	$8,129	$—	$—	$8,129	$7,414	$—	$—	$7,414
Deferred compensation	11,478	11,478	—	—	9,673	9,673	—	—
Total liabilities	$19,607	$11,478	$—	$8,129	$17,087	$9,673	$—	$7,414

Deferred Compensation

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). The amounts deferred under the Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. The Company invests approximately 65 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities were valued using a market approach based on the quoted market prices of identical instruments.

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were fair valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next three years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 30 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 11 of the Notes to Consolidated Financial Statements.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses recognized during the years ended December 31:

	2014		2013		2012
(In thousands)	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses
Assets
Vacant owned facilities	$3,863	$—	$3,197	$145	$5,009	$523
Other intangible assets	—	—	—	—	—	1,228
Net assets of acquired businesses	68,083	—	4,382	—	1,345	—
Total assets	$71,946	$—	$7,579	$145	$6,354	$1,751

Liabilities
Vacant leased facilities	$—	$—	$—	$—	$—	$50
Total liabilities	$—	$—	$—	$—	$—	$50

Vacant Owned Facilities

During 2014, 2013 and 2012, the Company reviewed the recoverability of the carrying value of its vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During 2014, the Company reviewed the recoverability of the carrying value of four vacant owned facilities. At December 31, 2014, the Company had three vacant owned facilities, with an estimated combined fair value of $4.2 million and a combined carrying value of $3.9 million, classified in fixed assets in the Consolidated Balance Sheets.

During 2013, the Company reviewed the recoverability of the carrying value of six vacant owned facilities. The fair value of two of these vacant owned facilities did not exceed its carrying value, therefore an impairment charge of $0.1 million was recorded in selling, general, and administrative expenses in the Consolidated Statements of Income. At December 31, 2013, the Company had three vacant owned facilities with an estimated combined fair value of $3.6 million and a combined carrying value of $3.2 million, classified in fixed assets in the Consolidated Balance Sheets.

During 2012, the Company reviewed the recoverability of the carrying value of eight vacant owned facilities. The carrying value of five vacant owned facilities exceeded their fair value; therefore an impairment charge of $0.5 million was recorded. At December 31, 2012, the Company had four vacant owned facilities, with an estimated combined fair value of $6.6 million and a combined carrying value of $5.0 million, classified in fixed assets in the Consolidated Balance Sheets.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and liabilities, see Note 3 of the Notes to Consolidated Financial Statements.

14.    NEW ACCOUNTING PRONOUNCEMENTS

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2014
Net sales	$285,377	$321,783	$294,271	$289,351	$1,190,782
Gross profit	$63,200	$72,012	$62,483	$57,228	$254,923
Income before income taxes	$25,926	$29,075	$22,941	$17,115	$95,057
Net income	$16,164	$18,618	$15,488	$11,996	$62,266

Net income per common share:
Basic	$0.68	$0.78	$0.65	$0.50	$2.60
Diluted	$0.67	$0.77	$0.64	$0.49	$2.56

Stock market price:
High	$54.20	$54.15	$50.83	$51.69	$54.20
Low	$45.53	$45.80	$41.00	$41.95	$41.00
Close (at end of quarter)	$54.20	$50.01	$42.19	$51.07	$51.07

Year ended December 31, 2013
Net sales	$252,586	$287,192	$250,851	$224,947	$1,015,576
Gross profit	$47,591	$61,433	$56,126	$47,959	$213,109
Income before income taxes	$13,470	$25,623	$22,754	$16,100	$77,947
Net income	$8,372	$15,865	$14,805	$11,077	$50,119

Net income per common share:
Basic	$0.36	$0.68	$0.63	$0.47	$2.15
Diluted	$0.36	$0.67	$0.62	$0.46	$2.11

Stock market price:
High	$38.67	$41.25	$45.54	$54.21	$54.21
Low	$33.34	$34.13	$39.60	$45.86	$33.34
Close (at end of quarter)	$36.31	$39.32	$45.54	$51.20	$51.20

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(c)    Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the caption “Proposal 1. Election of Directors” and “Corporate Governance – Board Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015 (the “2015 Proxy Statement”) and from the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2015 Proxy Statement.

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

Item 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” and “Director Compensation” in the Company’s 2015 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2015 Proxy Statement and the Equity Compensation Plan Information contained in Part I, Item 5 in this Report.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters – Board of Directors and Director Independence” in the Company’s 2015 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the proposal entitled “Appointment of Auditors – Fees for Independent Auditors” in the Company’s 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - “List of Exhibits” incorporated herein by reference.
(b)    Exhibits - List of Exhibits.

Exhibit Number	Description
3.1
Drew Industries Incorporated Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 included in the Registrant's Registration Statement on Form S-8 filed on December 31, 2014 (Registration No. 333-201336)).

3.2
Amended and Restated By-laws of Drew Industries Incorporated (incorporated by reference to Exhibit 4.2 included in the Registrant’s Registration Statement on Form S-8 filed on December 31, 2014 (Registration No. 333-201336)).

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

10.259†
Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated (incorporated by reference to Appendix A included in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014).

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

10.276†	Severance Agreement between Registrant and Robert A. Kuhns, dated February 11, 2014 (incorporated by reference to Exhibit 10(iii)(A) included in the Registrant’s Form 8-K filed on February 14, 2014).
10.277†	Description of 2014 executive compensation arrangement between Registrant and Robert A. Kuhns (incorporated by reference to Item 5.02 included in the Registrant’s Form 8-K filed on February 14, 2014).
10.278†	Change in Control Agreement between Registrant and Robert A. Kuhns, dated April 4, 2013, as amended May 20, 2013.
10.279
Second Amendment dated as of February 24, 2014 to Second Amended and Restated Credit Agreement dated as of November 25, 2008 among Kinro, Inc., Lippert Components, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank N.A., individually and as Documentation Agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on February 26, 2014).

10.280
Restated Revolving Credit Note dated as of February 24, 2014 by Lippert Components, Inc., payable to the order of JPMorgan Chase Bank, N.A. in the principal amount of Forty-Five Million ($45,000,000) Dollars (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on February 26, 2014).

10.281
Restated Revolving Credit Note dated as of February 24, 2014 by Lippert Components, Inc., payable to the order of Wells Fargo Bank, N.A. in the principal amount of Thirty Million ($30,000,000) Dollars (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on February 26, 2014).

10.282
Third Amended and Restated Pledge and Security Agreement dated as of February 24, 2014, made by Drew Industries Incorporated, Lippert Components, Inc. and Lippert Components Manufacturing, Inc., in favor of JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on February 26, 2014).

10.283
Third Amended and Restated Company Guarantee Agreement dated as of February 24, 2014, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed February 26, 2014).

10.284
Third Amended and Restated Subsidiary Guarantee Agreement dated as of February 24, 2014, made by each direct and indirect subsidiary of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on February 26, 2014).

10.285
Third Amended and Restated Subordination Agreement dated as of February 24, 2014, made by Drew Industries Incorporated and each direct and indirect subsidiary of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed February 26, 2014).

10.286
Third Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 24, 2014, by and among Prudential Investment Management, Inc. and Affiliates, and Lippert Components, Inc., guaranteed by Drew Industries Incorporated (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed February 26, 2014).

10.287
Form of Shelf Note of Lippert Components, Inc. pursuant to the Third Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed February 26, 2014).

10.288
Amended and Restated Parent Guarantee Agreement dated as of February 24, 2014, made by Drew Industries Incorporated in favor of Prudential Investment Management, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed February 26, 2014).

10.289
Amended and Restated Subsidiary Guarantee Agreement dated as of February 24, 2014, made by each direct and indirect subsidiary (other than Lippert Components, Inc.) of Drew Industries Incorporated, in favor of Prudential Investment Management, Inc. and each of the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed February 26, 2014).

10.290
Amended and Restated Pledge and Security Agreement dated as of February 24, 2014, made by Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Manufacturing, Inc. and the other Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Trustee for the benefit of the Noteholders (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed February 26, 2014).

10.291
Amended and Restated Subordination Agreement dated as of February 24, 2014, made by Lippert Components, Inc., Drew Industries Incorporated and each direct and indirect subsidiary of Drew Industries Incorporated, with and in favor of Prudential Investment Management, Inc. and each of the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed February 26, 2014).

10.292
Amended and Restated Collateralized Trust Agreement dated as of February 24, 2014, by and among Lippert Components, Inc. and Prudential Investment Management, Inc. and each of the Noteholders thereto from time to time, and JPMorgan Chase Bank, N.A. as Trustee for the Noteholders (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed February 26, 2014).

10.293
Second Amended and Restated Intercreditor Agreement dated as of February 24, 2014 by and among Prudential Investment Management, Inc. and Affiliates, JPMorgan Chase Bank, N.A. (as Lender and Administrative Agent), Wells Fargo Bank, N.A. (as Lender), and JPMorgan Chase Bank, N.A. (as Collateral Agent and Trustee) (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed February 26, 2014).

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

Date: March 2, 2015	DREW INDUSTRIES INCORPORATED

	By:	/s/ Jason D. Lippert
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

Date	Signature	Title

March 2, 2015	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

March 2, 2015	By: /s/ Joseph S. Giordano III (Joseph S. Giordano III)	Chief Financial Officer and Treasurer (principal financial officer)

March 2, 2015	By: /s/ Brian M. Hall (Brian M. Hall)	Corporate Controller (principal accounting officer)

March 2, 2015	By: /s/ James F. Gero (James F. Gero)	Chairman of the Board of Directors

March 2, 2015	By: /s/ Leigh J. Abrams (Leigh J. Abrams)	Director

March 2, 2015	By: /s/ Edward W. Rose, III (Edward W. Rose, III)	Director

March 2, 2015	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

March 2, 2015	By: /s/ David A. Reed (David A. Reed)	Director

March 2, 2015	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director

March 2, 2015	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director