Form 10-Q
period 2015-03-31
DREW INDUSTRIES Inc
filed 2015-05-11
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2015

or

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date (April 30, 2015) was 24,130,601 shares of common stock.

DREW INDUSTRIES INCORPORATED

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
(In thousands, except per share amounts)

Net sales	$361,457	$285,377
Cost of sales	285,054	222,177
Gross profit	76,403	63,200
Selling, general and administrative expenses	44,565	37,154
Operating profit	31,838	26,046
Interest expense, net	189	120
Income before income taxes	31,649	25,926
Provision for income taxes	11,576	9,762
Net income	$20,073	$16,164

Net income per common share:
Basic	$0.83	$0.68
Diluted	$0.82	$0.67

Weighted average common shares outstanding:
Basic	24,215	23,774
Diluted	24,541	24,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2015	2014	2014
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$27,927	$6,132	$4
Accounts receivable, net	89,798	75,763	37,987
Inventories, net	138,276	99,017	132,492
Prepaid expenses and other current assets	38,606	21,968	37,153
Total current assets	294,607	202,880	207,636
Fixed assets, net	149,087	129,060	146,788
Goodwill	66,521	48,445	66,521
Other intangible assets, net	93,898	75,456	96,959
Other assets	25,061	21,485	25,937
Total assets	$629,174	$477,326	$543,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$63,212	$48,406	$49,534
Dividend payable	48,227	—	—
Accrued expenses and other current liabilities	69,499	56,187	57,651
Total current liabilities	180,938	104,593	107,185
Long-term indebtedness	50,000	10,000	15,650
Other long-term liabilities	28,230	25,025	26,108
Total liabilities	259,168	139,618	148,943

Stockholders’ equity
Common stock, par value $.01 per share	268	263	265
Paid-in capital	150,445	136,100	147,186
Retained earnings	248,760	230,812	276,914
Stockholders’ equity before treasury stock	399,473	367,175	424,365
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	370,006	337,708	394,898
Total liabilities and stockholders’ equity	$629,174	$477,326	$543,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
(In thousands)

Cash flows from operating activities:
Net income	$20,073	$16,164
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	9,802	7,240
Stock-based compensation expense	3,063	2,625
Other non-cash items	153	679
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(51,811)	(42,790)
Inventories, net	(3,505)	4,417
Prepaid expenses and other assets	(344)	4,743
Accounts payable, trade	13,678	23,374
Accrued expenses and other liabilities	16,024	10,858
Net cash flows provided by operating activities	7,133	27,310

Cash flows from investing activities:
Capital expenditures	(8,593)	(6,824)
Acquisitions of businesses	(2,723)	(46,657)
Proceeds from sales of fixed assets	68	707
Other investing activities	(177)	(4)
Net cash flows used for investing activities	(11,425)	(52,778)

Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(1,847)	3,320
Proceeds from line of credit borrowings	175,350	79,469
Repayments under line of credit borrowings	(191,000)	(69,469)
Proceeds from shelf-loan borrowing	50,000	—
Payment of special dividend	—	(46,706)
Payment of contingent consideration related to acquisitions	(127)	(1,098)
Other financing activities	(161)	(196)
Net cash flows provided by (used for) financing activities	32,215	(34,680)

Net increase (decrease) in cash	27,923	(60,148)

Cash and cash equivalents at beginning of period	4	66,280
Cash and cash equivalents at end of period	$27,927	$6,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$173	$73
Income taxes, net of refunds	$84	$922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2014	$265	$147,186	$276,914	$(29,467)	$394,898
Net income	—	—	20,073	—	20,073
Issuance of 283,724 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(7,164)	—	—	(7,161)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	5,314	—	—	5,314
Stock-based compensation expense	—	3,063	—	—	3,063
Issuance of 36,579 deferred stock units relating to prior year compensation	—	2,046	—	—	2,046
Special cash dividend ($2.00 per share)	—	—	(48,227)	—	(48,227)
Balance - March 31, 2015	$268	$150,445	$248,760	$(29,467)	$370,006

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” and collectively with its subsidiaries, the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; modular housing; and factory-built mobile office units. At March 31, 2015, the Company operated 38 manufacturing facilities in the United States.

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

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2014 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

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

The RV Segment, which accounted for 93 percent and 91 percent of consolidated net sales for the three month periods ended March 31, 2015 and 2014, respectively, manufactures a variety of products used in the production of RVs, including:

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo. Approximately 78 percent of the Company’s RV Segment net sales for the last twelve months were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 7 percent and 9 percent of consolidated net sales for the three month periods ended March 31, 2015 and 2014, respectively, manufactures a variety of products used in the production of manufactured homes, including:

●Vinyl and aluminum windows	●Aluminum and vinyl patio doors
●Thermoformed bath and kitchen products	●Steel chassis and related components
●Steel and fiberglass entry doors	●Axles

The Company also supplies certain of these products to the manufactured housing aftermarket and to adjacent industries, including modular housing and mobile office units. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Decisions concerning the allocation of the Company's resources are made by the Company's key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Information relating to segments follows for the:
	Three Months Ended March 31,
(In thousands)	2015	2014
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$260,357	$212,130
Motorhomes	21,647	14,384
RV aftermarket	17,209	7,094
Adjacent industries	35,358	25,428
Total RV Segment net sales	334,571	259,036

MH Segment:
Manufactured housing OEMs	17,823	16,517
Manufactured housing aftermarket	3,829	3,467
Adjacent industries	5,234	6,357
Total MH Segment net sales	26,886	26,341
Total net sales	$361,457	$285,377

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Operating profit:
RV Segment	$29,133	$23,729
MH Segment	2,705	2,317
Total operating profit	$31,838	$26,046

Potential Future Changes to Reporting Segments

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were 7 percent of consolidated net sales for the first three months of 2015. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company's segment reporting through March 31, 2015, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company's operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2015

Spectal Industries

On April 24, 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Sales of Spectal for 2014 were $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation.

EA Technologies

In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Sales of EA Technologies for 2014 were $17 million. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$9,248

Customer relationships	$400
Other identifiable intangible assets	80
Net tangible assets	8,868
Total fair value of net assets acquired	$9,348

Gain on bargain purchase	$100

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisitions in 2014

Star Design

In March 2014, the Company acquired the business and certain assets of Star Design, LLC (“Star Design”). Star Design had annual sales of $10 million in 2013, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Innovative Design Solutions

In February 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. IDS had annual sales of $19 million in 2013, of which $15 million were to the Company. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable payable over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2014, the Company received installments of $1.8 million under the note. At March 31, 2015, the present value of the remaining amount due under the note receivable was $5.0 million.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2014	$107,023	$10,025	$117,048
Accumulated impairment – December 31, 2014	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2014	65,747	774	66,521
Acquisitions – 2015	—	—	—
Net balance – March 31, 2015	$65,747	$774	$66,521

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. No impairment tests were required or performed during the three months ended March 31, 2015.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$78,760	$26,404	$52,356	6	to	16
Patents	54,321	23,870	30,451	3	to	19
Tradenames	8,235	3,791	4,444	3	to	15
Non-compete agreements	3,648	2,067	1,581	3	to	6
Purchased research and development	4,687	—	4,687	Indefinite
Other	510	131	379	1	to	12
Other intangible assets	$150,161	$56,263	$93,898

Other intangible assets consisted of the following at December 31, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$81,260	$27,553	$53,707	6	to	16
Patents	54,333	22,389	31,944	3	to	19
Tradenames	9,173	4,525	4,648	3	to	15
Non-compete agreements	3,948	2,233	1,715	3	to	6
Purchased research and development	4,687	—	4,687	Indefinite
Other	360	102	258	2	to	12
Other intangible assets	$153,761	$56,802	$96,959

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	March 31,		December 31,
(In thousands)	2015	2014	2014
Raw materials	$119,213	$80,080	$111,366
Work in process	4,395	4,583	2,624
Finished goods	14,668	14,354	18,502
Inventories, net	$138,276	$99,017	$132,492

5.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,		December 31,
(In thousands)	2015	2014	2014
Fixed assets, at cost	$279,699	$248,190	$272,177
Less accumulated depreciation and amortization	130,612	119,130	125,389
Fixed assets, net	$149,087	$129,060	$146,788

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,		December 31,
(In thousands)	2015	2014	2014
Employee compensation and benefits	$23,727	$19,820	$21,473
Current portion of accrued warranty	15,284	12,018	14,516
Sales rebates	7,016	6,021	5,515
Other	23,472	18,328	16,147
Accrued expenses and other current liabilities	$69,499	$56,187	$57,651

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

(In thousands)	2015	2014
Balance at beginning of period	$21,641	$17,325
Provision for warranty expense	4,531	2,402
Warranty liability from acquired businesses	—	75
Warranty costs paid	(2,666)	(1,945)
Balance at end of period	23,506	17,857
Less long-term portion	8,222	5,839
Current portion of accrued warranty	$15,284	$12,018

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    LONG-TERM INDEBTEDNESS

At March 31, 2015, the Company had no outstanding borrowings on its line of credit. At March 31, 2014 and December 31, 2014, the Company had $10.0 million and $15.7 million, respectively, of outstanding borrowings on its line of credit.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at March 31, 2015), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 percent to 2.0 percent (plus 1.75 percent at March 31, 2015) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At March 31, 2015, the Company had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $97.3 million at March 31, 2015.

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. This facility expires February 24, 2017.

On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2015. Availability under the Company's “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at March 31, 2015.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at March 31, 2015, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2015, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2015. The remaining availability under these facilities was $197.3 million at March 31, 2015. The Company believes the availability under the line of credit and “shelf-loan” facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

The Company is currently negotiating a one-year extension of its line of credit and “shelf-loan” facility as well as an increase in its line of credit to $125.0 million. The Company is extending these arrangements now to meet the anticipated growth of the Company and to add the ability to borrow in international locations and currencies.

8.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2015, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.0 percent.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31:

(In thousands)	2015	2014
Balance at beginning of period	$8,129	$7,414
Acquisitions	—	1,455
Payments	(127)	(1,098)
Accretion (a)	289	261
Fair value adjustments (a)	(232)	410
Balance at end of the period (b)	8,059	8,442
Less current portion in accrued expenses and other current liabilities	(3,494)	(2,656)
Total long-term portion in other long-term liabilities	$4,565	$5,786

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of March 31, 2015 are $11.3 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2015, would not be material to the Company’s financial position or annual results of operations.

9.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	March 31,		December 31,
(In thousands)	2015	2014	2014
Common stock authorized	30,000	30,000	30,000
Common stock issued	26,817	26,309	26,534
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2015	2014
Weighted average shares outstanding for basic earnings per share	24,215	23,774
Common stock equivalents pertaining to stock options and deferred stock units	326	414
Weighted average shares outstanding for diluted earnings per share	24,541	24,188

The weighted average diluted shares outstanding for the three months ended March 31, 2015 and 2014 exclude the effect of 218,323 and 322,542 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

On April 10, 2015, a special dividend of $2.00 per share of the Company’s common stock, representing an aggregate of $48.2 million, was paid to stockholders of record as of March 27, 2015. In connection with this special dividend, holders of stock-based awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per stock-based award, representing $2.6 million in total for this special dividend. In connection with this special cash dividend, the exercise price of all outstanding stock options was reduced by $2.00 per share. These reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

On January 6, 2014, a special dividend of $2.00 per share of the Company’s common stock, representing an aggregate of $46.7 million, was paid to stockholders of record as of December 20, 2013. In connection with this special dividend, holders of stock-based awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per stock-based award, representing $1.8 million in total for this special dividend. In connection with this special cash dividend, the exercise price of all outstanding stock options was reduced by $2.00 per share. These reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

In February 2015, the Company issued 36,579 deferred stock units at the average price of $55.95, or $2.0 million, to executive officers in lieu of cash for a portion of their 2014 incentive compensation. In February 2014, the Company issued 43,188 deferred stock units at $45.98, or $2.0 million, to executive officers in lieu of cash for a portion of their 2013 incentive compensation.

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	March 31, 2015				December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$8,214	$8,214	$—	$—	$7,388	$7,388	$—	$—
Total assets	$8,214	$8,214	$—	$—	$7,388	$7,388	$—	$—

Liabilities
Contingent consideration	$8,059	$—	$—	$8,059	$8,129	$—	$—	$8,129
Deferred compensation	12,599	12,599	—	—	11,478	11,478	—	—
Total liabilities	$20,658	$12,599	$—	$8,059	$19,607	$11,478	$—	$8,129

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

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the three months ended March 31:

	2015		2014
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Assets
Vacant owned facilities	$3,866	$—	$2,727	$—
Net assets of acquired businesses	809	—	22,087	—
Total assets	$4,675	$—	$24,814	$—

Vacant Owned Facilities

During the first three months of 2015 and 2014, the Company reviewed the recoverability of the carrying value of its vacant owned facilities. The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

During the first three months of 2015, the Company reviewed the recoverability of the carrying value of three vacant owned facilities. At March 31, 2015, the Company had three vacant owned facilities, with an estimated combined fair value of $4.1 million and a combined carrying value of $3.9 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first three months of 2014, the Company reviewed the recoverability of the carrying value of three vacant owned facilities, of which one of these facilities was sold. At March 31, 2014, the Company had two vacant owned facilities with an estimated combined fair value of $3.1 million and a combined carrying value of $2.7 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Drew Industries Incorporated (“Drew”, and collectively with its subsidiaries, the “Company”) conducts its operations through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; modular housing; and factory-built mobile office units. Drew has no unconsolidated subsidiaries.

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant. At March 31, 2015, the Company operated 38 manufacturing facilities in the United States.

Net sales and operating profit were as follows for the three months ended March 31:

(In thousands)	2015	2014
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$260,357	$212,130
Motorhomes	21,647	14,384
RV aftermarket	17,209	7,094
Adjacent industries	35,358	25,428
Total RV Segment net sales	334,571	259,036
MH Segment:
Manufactured housing OEMs	17,823	16,517
Manufactured housing aftermarket	3,829	3,467
Adjacent industries	5,234	6,357
Total MH Segment net sales	26,886	26,341
Total net sales	$361,457	$285,377

Operating profit:
RV Segment	$29,133	$23,729
MH Segment	2,705	2,317
Total operating profit	$31,838	$26,046

The Company’s RV Segment manufactures a variety of products used in the production of RVs, including:

● Steel chassis for towable RVs	● Chassis components
● Axles and suspension solutions for towable RVs	● Furniture and mattresses
● Slide-out mechanisms and solutions	● Entry, luggage, patio and ramp doors
● Thermoformed bath, kitchen and other products	● Electric and manual entry steps
● Windows	● Awnings and slide toppers
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories and electronic components

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo. Approximately 78 percent of the Company’s RV Segment net sales for the twelve months ended March 31, 2015 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 83 percent of all RVs shipped by the industry during the twelve months ended March 31, 2015.

The Company’s MH Segment manufactures a variety of products used in the production of manufactured homes, including:

●Vinyl and aluminum windows	●Aluminum and vinyl patio doors
●Thermoformed bath and kitchen products	●Steel chassis and related components
●Steel and fiberglass entry doors	●Axles

The Company also supplies certain of these products to the manufactured housing aftermarket and to adjacent industries, including modular housing and mobile office units. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

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

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were 7 percent of consolidated net sales for the first three months of 2015. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company's segment reporting through March 31, 2015, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company's operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 8 percent in the first three months of 2015 to 81,800 units, compared to the first three months of 2014, as a result of:

•
An estimated 6,000 unit increase in retail demand in the first three months of 2015, or 13 percent, as compared to the same period of 2014. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•
Anticipated strong retail demand in the upcoming Spring and Summer selling seasons, leading RV dealers to seasonally increase inventory levels by an estimated 30,500 units in the first three months of 2015, consistent with the 30,100 increase in inventory levels by RV dealers in the first three months of 2014.

The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where RV OEMs display product to RV retail dealers, and ended after the conclusion of the Summer selling season in September.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Based on dealer surveys and information from wholesale finance companies, most industry analysts report dealer inventories of travel trailers and fifth-wheel RVs are in-line with anticipated retail demand in the upcoming Spring and Summer 2015 selling seasons.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2015(1)	81,800	8%	51,300	13%	30,500
Quarter ended December 31, 2014	72,300	20%	42,000	15%	30,300
Quarter ended September 30, 2014	65,500	7%	86,500	10%	(21,000)
Quarter ended June 30, 2014	85,700	7%	98,600	6%	(12,900)
Twelve months ended March 31, 2015(1)	305,300	10%	278,400	10%	26,900

Quarter ended March 31, 2014	75,400	13%	45,300	7%	30,100
Quarter ended December 31, 2013	60,100	10%	36,400	12%	23,700
Quarter ended September 30, 2013	61,300	8%	78,700	17%	(17,400)
Quarter ended June 30, 2013	79,900	12%	93,300	11%	(13,400)
Twelve months ended March 31, 2014	276,700	11%	253,700	12%	23,000

(1)	Retail sales data for March 2015 has not been published; therefore retail and dealer inventory data includes an estimate for retail units sold.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2015 increased 7 percent to 11,900 units compared to the same period of 2014. The Company estimates retail demand for motorhome RVs increased 6 percent in the first three months of 2015. Based on dealer surveys and information from wholesale finance companies, most industry analysts report dealer inventories of motorhome RVs are slightly high compared to anticipated retail demand in the upcoming Spring and Summer 2015 selling seasons.

In March 2015, the RVIA projected a 7 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2015, to 319,700 units. While production at the start of 2015 was strong, and several customers are introducing new product lines and adding production capacity, unless retail demand matches these production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Consumer confidence, after reaching a seven year high in the first quarter of 2015, has fluctuated in recent months. Retail sales of travel trailer and fifth-wheel RVs have increased in 63 of the last 65 months on a year-over-year basis, corresponding with the overall improvement in consumer confidence. Several industry analysts also report the RV industry may continue to benefit from the growing popularity of the RV Lifestyle and the addition of new 'entry-level' RV units.

Although future retail demand is still uncertain, retail RV shows for the first part of 2015 have been strong, with reports of higher traffic and increased sales activity. The Company believes the strong RV industry fundamentals, aided by demographic tailwinds, are positive signs for 2015. Retail sales in the traditionally strong Spring and Summer selling seasons will be a key indicator of consumer demand in 2015. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During, the first three months of 2015, multi-section homes were 52 percent of the total manufactured homes produced, consistent with 2012 - 2014. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported that, for the first three months of 2015, industry-wide wholesale shipments of manufactured homes were 15,400 units, an increase of 12 percent compared to the first three months of 2014.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years of 2003 to 2007, when extremely low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped precipitously, to below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has averaged about 11 percent, despite interest rates for manufactured home loans remaining historically high relative to interest rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may experience a modest recovery as the economy continues to improve and home buyers look at affordable housing options. However, because of the current real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

In addition, certain provisions of the Dodd-Frank Act, which regulate financial transactions, have made certain types of mortgages, including chattel loans, more difficult or more expensive to obtain – in particular those historically used to finance the purchase of manufactured homes. Although the Consumer Financial Protection Bureau has been reviewing this matter and legislation has been passed recently by the U.S. House of Representatives to address this matter, there can be no assurance of the outcome.

Nevertheless, the Company believes long-term growth prospects for manufactured housing remain positive because of (i) the quality and affordability of the home, (ii) favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes, and (iii) pent-up demand by retirees who could potentially purchase a manufactured home, but have been unable or unwilling to sell their primary residence while market prices were recovering from recession levels.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

▪
Consolidated net sales in the first quarter of 2015 increased to a quarterly record $361 million, 27 percent higher than the 2014 first quarter. This growth in net sales primarily resulted from a 29 percent increase in net sales of the Company’s RV Segment, which accounted for 93 percent of consolidated net sales in the 2015 first quarter. RV Segment net sales growth was primarily due to an 8 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, as well as increased content per unit through market share gains. The acquisitions completed by the Company in 2014 and the first quarter of 2015 also added $18 million in net sales in the first quarter of 2015, all of which related to the Company’s RV Segment. Further, the Company organically increased sales to adjacent industries and the aftermarket.

The Company’s content per travel trailer and fifth-wheel RV for the twelve months ended March 31, 2015, increased by $192, or 7 percent, to $2,923, compared to content per travel trailer and fifth-wheel RV for the twelve months ended March 31, 2014 of $2,731. This growth in content per travel trailer and fifth-wheel RV was primarily organic through new product introductions, product enhancements and market share gains. The Company’s content per motorhome RV for the twelve months ended March 31, 2015, increased by $423, or 34 percent, to $1,679, compared to content per travel motorhome RV for the twelve months ended March 31, 2014 of $1,256, reflecting market share gains through both organic growth and acquisitions completed in 2014.

▪
In April 2015, the Company's consolidated net sales reached approximately $129 million, 14 percent higher than April 2014, a record for the month of April. Excluding the impact of acquisitions, the Company’s consolidated net sales for April 2015 were up 9 percent.

▪
The Company reported net income of $20.1 million, or $0.82 per diluted share, for the first quarter ended March 31, 2015, compared to net income of $16.2 million, or $0.67 per diluted share, for the first quarter ended March 31, 2014.

▪
Operating profits during the first quarter of 2015 increased to $31.8 million, compared with $26.0 million in the first quarter of 2014, while operating profit margins decreased from 9.1 percent to 8.8 percent during the same period. In the latter half of 2014, the Company made significant investments in capacity, both facilities and personnel, to prepare for the expected significant increase in net sales in 2015 and beyond. As expected, the Company’s year-over-year incremental margin in the 2015 first quarter was lower than its target incremental margin, largely as a result of these investments in fixed costs for capacity expansion and higher material costs, partially offset by improved operating efficiencies. The Company added capacity ahead of projected demand, which enabled it to fulfill customer orders efficiently as demand increased. While certain capacity expansion plans had a negative impact on margins, over the long term these investments are expected to allow the Company to improve its operating results, as well as continue to improve its customer service.

Additionally, increases in raw material costs, in particular aluminum, impacted the Company’s 2015 first quarter operating results. Aluminum rose nearly 20 percent during the second half of 2014, and despite a decline in recent months, remains higher than the beginning of 2014. To help mitigate the impact of higher raw material and other costs, the Company continues to improve product designs, make efficiency improvements and work with its vendors to identify opportunities to reduce input costs. Further, the Company implemented sales price increases, which were in place by the beginning of the second quarter of 2015.

▪
In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Sales of EA Technologies for 2014 were $17 million. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing.

On April 24, 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Sales of Spectal for 2014 were $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation.
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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
In March 2015, the Company issued $50.0 million of Senior Promissory Notes under the “shelf-loan” facility with Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears.

▪	Return on equity for the twelve months ended March 31, 2015 improved to 18.0 percent, from 17.5 percent return on equity in 2014.

▪	In April 2015, the Company paid a special dividend of $2.00 per share, aggregating $48.2 million, paid to stockholders of record as of March 27, 2015.

RV Segment – First Quarter

Net sales of the RV Segment in the first quarter of 2015 increased 29 percent compared to the first quarter of 2014. Net sales of components were to the following markets for the three months ended March 31:

(In thousands)	2015	2014	Change
RV OEMs:
Travel trailers and fifth-wheels	$260,357	$212,130	23%
Motorhomes	21,647	14,384	50%
RV aftermarket	17,209	7,094	143%
Adjacent industries	35,358	25,428	39%
Total RV Segment net sales	$334,571	$259,036	29%

According to the RVIA, industry-wide wholesale shipments for the three months ended March 31, were:

	2015	2014	Change
Travel trailer and fifth-wheel RV's	81,800	75,400	8%
Motorhomes	11,900	11,100	7%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first quarter of 2015 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains. Additionally, acquisitions completed in 2015 and 2014 added $2 million in net sales during the first quarter of 2015.

The Company's net sales growth in components for motorhomes during the first quarter of 2015 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $4 million in net sales during the first quarter of 2015. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2015	2014	Change
Travel trailer and fifth-wheel RV	$2,923	$2,731	7%
Motorhome	$1,679	$1,256	34%

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company's net sales to the RV aftermarket increased during the first quarter of 2015 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $7 million in net sales during the first quarter of 2015. With an estimated 10 million households in North America owning an RV, the Company continues to believe there are significant opportunities in the RV aftermarket.

The Company’s net sales to adjacent industries, including components for buses and trailers used to haul boats, livestock, equipment and other cargo, increased during the first quarter of 2015 primarily due to market share gains and acquisitions completed in 2015 and 2014, which acquisitions added $5 million in net sales during the first quarter of 2015. The net sales of the recently acquired Spectal business will primarily be included within the RV Segment's adjacent industries. The Company continues to believe there are significant opportunities in adjacent industries.

Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in the first three months of 2015. The Company continues to focus on developing products tailored for international markets. In early September 2014, the Company participated in the largest RV show in Europe and received positive feedback on its products. As a result, the Company believes it will see additional orders from European OEMs, which would be shipped from its facilities in the United States. The Company’s Director of International Business Development will continue to spend time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities.

Operating profit of the RV Segment was $29.1 million in the first quarter of 2015, an improvement of $5.4 million compared to the first quarter of 2014. This increase in RV Segment operating profit was less than the Company’s target 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the first quarter of 2015 was impacted by:

•
Higher material costs. Aluminum rose nearly 20 percent during the second half of 2014, and despite a decline in recent months, remains higher than the beginning of 2014. To help mitigate the impact of higher raw material and other costs, the Company continues to improve product designs, make efficiency improvements and work with its vendors to identify opportunities to reduce input costs. Further, the Company implemented sales price increases, which were in place by the beginning of the second quarter of 2015. Material costs remain volatile, in particular steel, which has recently reached a five-year low, which should benefit the Company’s RV Segment operating profit beginning in the second quarter of 2015.

•	Higher warranty costs, due to an increase in claims experience.

•
Fixed costs, which were approximately $3 million to $4 million higher than in the first quarter of 2014. In response to the increase in net sales, the Company bolstered its administrative staff over the past several quarters, including the teams that were acquired through acquisitions and new employees hired in preparation for future growth and investment opportunities. In the latter half of 2014, the Company also made significant investments in manufacturing capacity to prepare for the expected significant increase in net sales in 2015 and beyond. In anticipation of future growth, the Company continues to expand and improve production capacity, investing in personnel and facilities in excess of current needs. While certain capacity expansion plans had a negative impact on margins, over the long term these investments are expected to allow the Company to improve its operating results, as well as continue to improve its customer service.

Partially offset by:

▪
Investments over the past several years to increase capacity and improve operating efficiencies, which are continuing to benefit bottom-line results. The Company added capacity ahead of projected demand, which enabled it to efficiently fulfill customer orders as demand increased. Further, the Company has implemented additional efficiency improvements, including lean, automation and employee retention initiatives which should improve operating efficiencies going forward.

▪	The spreading of fixed costs over a $76 million larger sales base.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – First Quarter

Net sales of the MH Segment in the first quarter of 2015 increased 2 percent compared to the same period of 2014. Net sales of components were to the following markets for the three months ended March 31:

(In thousands)	2015	2014	Change
Manufactured housing OEMs	$17,823	$16,517	8%
Manufactured housing aftermarket	3,829	3,467	10%
Adjacent industries	5,234	6,357	(18)%
Total MH Segment net sales	$26,886	$26,341	2%

According to the IBTS, industry-wide wholesale shipments for the three months ended March 31, were:

	2015	2014	Change
Total homes produced	15,400	13,700	12%
Total floors produced	22,400	21,200	6%

The Company’s net sales of components for new manufactured homes increased 8 percent during the first quarter of 2015, lower than the 12 percent increase in industry-wide wholesale shipments of manufactured homes during the same period, primarily due to customer mix, as the Company’s content per unit varies between customers.

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

Content per:	2015	2014	Change
Home produced	$1,192	$1,294	(8)%
Floor produced	$779	$836	(7)%

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

Operating profit of the MH Segment was $2.7 million in the first quarter of 2015, an increase of $0.4 million compared to the first quarter of 2014 primarily due to the increase in net sales and lower material costs.

Income Taxes

The effective tax rate for the first three months of 2015 was lower than the effective tax rate for the first three months of 2014, primarily due to a decrease in the Indiana state income tax rate and higher estimated federal and state tax credits. The Company estimates the 2015 full year effective tax rate to be approximately 37 percent.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2015	2014
Net cash flows provided by operating activities	$7,133	$27,310
Net cash flows used for investing activities	(11,425)	(52,778)
Net cash flows provided by (used for) financing activities	32,215	(34,680)
Net increase (decrease) in cash	$27,923	$(60,148)

Cash Flows from Operations

Significant changes in the components of net cash flows from operating activities in the first three months of 2015 were a result of:

•	A $3.9 million increase in net income in the first three months of 2015 compared to the first three months of 2014.

•	A $9.7 million smaller increase in accounts payable in the first three months of 2015 compared to the first three months of 2014, primarily due to the timing of purchases and payments.

•
A $5.2 million larger increase in accrued expenses and other liabilities in the first three months of 2015 compared to the first three months of 2014, primarily due to the timing of payroll and related costs as well as an increase in the warranty accrual due to an increase in claims experience.

•
A $9.0 million larger seasonal increase in accounts receivable in the first three months of 2015 compared to the first three months of 2014. This increase was primarily due to increased net sales, partially offset by the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 21 days sales outstanding at March 31, 2015.

•
An increase in inventories of $3.5 million in the first three months of 2015 compared to a decrease of $4.4 million in the first three months of 2014. The increase in inventories in the first three months of 2015 was primarily to support the increase in April 2015 net sales. The decrease in inventories in the first three months of 2014 was primarily due to the higher than expected sales in the first quarter of 2014. Inventory turnover for the twelve months ended March 31, 2015 remained constant at 8.2 turns compared to the full year 2014.

•
A $0.3 million increase in prepaid expenses and other current assets in the first three months of 2015 compared to a decrease of $4.7 million in the first three months of 2014. The decrease in the first three months of 2014 was primarily due to the Company’s federal income tax overpayment from 2013 being applied against its estimated 2014 tax liability. The Company's federal income tax overpayment in 2014 was not of the same magnitude.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent to 12 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $9.8 million in the first three months of 2015, and is expected to aggregate $38 million to $40 million for the full year 2015. Non-cash stock-based compensation in the first three months of 2015 was $3.1 million, and is expected to be approximately $14 million to $16 million for the full year 2015.

Cash Flows from Investing Activities
Cash flows used for investing activities of $11.4 million in the first three months of 2015 were primarily comprised of $8.6 million for capital expenditures and $2.7 million for the acquisition of businesses. Cash flows used for investing activities of $52.8 million in the first three months of 2014 were primarily comprised of $46.7 million for the acquisition of businesses and

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

$6.8 million for capital expenditures. In order to better serve its customers and meet the increased demand for its products, the Company continued to invest in capacity expansion, automation and production improvement, as well as cost reduction initiatives.
In January 2015, the Company acquired the business and certain assets of EA Technologies, a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing.
On April 24, 2015, the Company acquired the business and certain assets of Spectal, a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2.0 percent of net sales, while the growth portion has averaged approximately 10 percent to 12 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short term. In 2014, the Company's capital expenditures were $42.5 million, higher than its historical averages. As such, the Company believes it is well positioned to meet the increased demands expected for 2015 and the beginning of 2016.
The Company estimates capital expenditures will be $30 million to $35 million in 2015, including $15 million to $20 million of “replacement” capital expenditures and $15 million to $17 million of “growth” capital expenditures. Additional capital expenditures may be required in 2015 depending on the extent of the sales growth and other initiatives by the Company.
The capital expenditures and acquisitions during the first three months of 2015 were funded from periodic borrowings under the Company’s line of credit and $50 million of Senior Promissory Notes issued under the “shelf-loan” facility with Prudential. The capital expenditures for the balance of 2015 are expected to be funded from cash generated from operations, as well as periodic borrowings under the Company's line of credit.

Cash Flows from Financing Activities

Cash flows provided by financing activities in the first three months of 2015 are primarily comprised of a net increase in indebtedness of $34.4 million. The increase in indebtedness includes new debt comprised of $50.0 million of Senior Promissory Notes, offset by a net reduction in the amount borrowed under the Company’s line of credit of $15.6 million. Borrowings under the Company’s line of credit reached a high of $57.6 million during the first quarter of 2015. In addition, in the first three months of 2015, the Company received $5.3 million in cash and the related tax benefits from the exercise of stock-based compensation, which was more than offset by $7.2 million of shares tendered for payment of taxes.

Cash flows used for financing activities in the first three months of 2014 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in debt of $10.0 million. The increase in debt was due to borrowings under the Company's line of credit. In addition, in the first three months of 2014, the Company received $3.3 million in cash and the related tax benefits from the exercise of stock-based compensation, partially offset by $1.1 million in payments for contingent consideration related to acquisitions.

In April 2015, the Company paid a special dividend of $2.00 per share, aggregating $48.2 million, paid to stockholders of record as of March 27, 2015.
In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded an $8.1 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2015, including $3.5 million recorded as a current liability. For further information see Note 8 of the Notes to the Condensed Consolidated Financial Statements.
On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. The Credit Agreement expires on January 1, 2019. At March 31, 2015, the Company had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company's line of credit was $97.3 million at March 31, 2015.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. This facility expires on February 24, 2017.
On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2015. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at March 31, 2015.
Pursuant to the Credit Agreement and “shelf-loan” facility, at March 31, 2015, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2015, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2015. The remaining availability under these facilities was $197.3 million at March 31, 2015. The Company believes the availability under the line of credit and “shelf-loan” facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.
The Company is currently negotiating a one-year extension of its line of credit and “shelf-loan” facility as well as an increase in its line of credit to $125.0 million. The Company is extending these arrangements now to meet the anticipated growth of the Company and to add the ability to borrow in international locations and currencies.
Additional information on the Company's Credit Agreement and “shelf-loan” facility is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

CONTINGENCIES

Information required by this item is included in Note 8 of the Notes to the Condensed Consolidated Financial Statements and under Item 1 of Part I of this Quarterly Report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first three months of 2015 related to inflation.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” with respect to the Company's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company’s Common Stock and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company's customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of labor, employee benefits, employee retention, realization of efficiency improvements, the successful entry into new markets, the costs of compliance with environmental laws and increased governmental regulation, information technology performance and security, the ability to protect intellectual property, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and in the Company's subsequent filings with the Securities and Exchange Commission. The Company disclaim any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At March 31, 2015, the Company had no variable rate debt outstanding.
At March 31, 2015, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2015, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. At March 31, 2015, the Company had no derivative instruments outstanding.
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

b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of March 31, 2015, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2015.

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
May 11, 2015