Form 10-Q
period 2015-06-30
DREW INDUSTRIES Inc
filed 2015-08-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2015

or

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date (July 31, 2015) was 24,142,526 shares of common stock.

DREW INDUSTRIES INCORPORATED

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
(In thousands, except per share amounts)

Net sales	$723,542	$607,160	$362,085	$321,783
Cost of sales	565,079	471,948	280,025	249,771
Gross profit	158,463	135,212	82,060	72,012
Selling, general and administrative expenses	92,991	78,063	48,426	40,909
Sale of extrusion assets	—	1,954	—	1,954
Operating profit	65,472	55,195	33,634	29,149
Interest expense, net	804	194	615	74
Income before income taxes	64,668	55,001	33,019	29,075
Provision for income taxes	23,726	20,219	12,150	10,457
Net income	$40,942	$34,782	$20,869	$18,618

Net income per common share:
Basic	$1.69	$1.46	$0.86	$0.78
Diluted	$1.67	$1.43	$0.85	$0.77

Weighted average common shares outstanding:
Basic	24,247	23,842	24,279	23,931
Diluted	24,578	24,298	24,615	24,303

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2015	2014	2014
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$11,782	$4	$4
Accounts receivable, net	72,902	71,954	37,987
Inventories, net	163,448	108,357	132,492
Deferred taxes	18,709	12,557	18,709
Prepaid expenses and other current assets	17,340	15,307	18,444
Total current assets	284,181	208,179	207,636
Fixed assets, net	148,639	126,523	146,788
Goodwill	72,922	61,930	66,521
Other intangible assets, net	102,862	92,654	96,959
Other assets	25,029	26,346	25,937
Total assets	$633,633	$515,632	$543,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$52,505	$50,379	$49,534
Accrued expenses and other current liabilities	77,752	58,376	57,651
Total current liabilities	130,257	108,755	107,185
Long-term indebtedness	80,000	22,288	15,650
Other long-term liabilities	27,336	25,506	26,108
Total liabilities	237,593	156,549	148,943

Stockholders’ equity
Common stock, par value $.01 per share	268	263	265
Paid-in capital	157,436	138,857	147,186
Retained earnings	267,803	249,430	276,914
Stockholders’ equity before treasury stock	425,507	388,550	424,365
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	396,040	359,083	394,898
Total liabilities and stockholders’ equity	$633,633	$515,632	$543,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
(In thousands)
Cash flows from operating activities:
Net income	$40,942	$34,782
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	19,855	14,920
Stock-based compensation expense	7,069	5,277
Other non-cash items	162	3,203
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(30,536)	(36,920)
Inventories, net	(24,361)	(1,227)
Prepaid expenses and other assets	2,333	(687)
Accounts payable, trade	1,250	23,095
Accrued expenses and other liabilities	19,645	13,352
Net cash flows provided by operating activities	36,359	55,795

Cash flows from investing activities:
Capital expenditures	(14,668)	(17,912)
Acquisitions of businesses	(25,058)	(82,157)
Proceeds from note receivable	—	750
Proceeds from sales of fixed assets	1,958	1,999
Other investing activities	(213)	(49)
Net cash flows used for investing activities	(37,981)	(97,369)

Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(688)	3,425
Proceeds from line of credit borrowings	390,870	182,315
Repayments under line of credit borrowings	(376,520)	(160,027)
Proceeds from shelf-loan borrowing	50,000	—
Payment of special dividend	(48,227)	(46,706)
Payment of contingent consideration related to acquisitions	(1,874)	(3,513)
Other financing activities	(161)	(196)
Net cash flows provided by (used for) financing activities	13,400	(24,702)

Net increase (decrease) in cash	11,778	(66,276)

Cash and cash equivalents at beginning of period	4	66,280
Cash and cash equivalents at end of period	$11,782	$4

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$788	$204
Income taxes, net of refunds	$8,613	$13,297

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2014	$265	$147,186	$276,914	$(29,467)	$394,898
Net income	—	—	40,942	—	40,942
Issuance of 292,430 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(7,011)	—	—	(7,008)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	6,320	—	—	6,320
Stock-based compensation expense	—	7,069	—	—	7,069
Issuance of 36,579 deferred stock units relating to prior year compensation	—	2,046	—	—	2,046
Special cash dividend ($2.00 per share)	—	—	(48,227)	—	(48,227)
Dividend equivalents on stock-based awards	—	1,826	(1,826)	—	—
Balance - June 30, 2015	$268	$157,436	$267,803	$(29,467)	$396,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” and collectively with its subsidiaries, the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; modular housing; and factory-built mobile office units. At June 30, 2015, the Company operated 40 manufacturing facilities in the United States and Canada.

The RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years.

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

The RV Segment, which accounted for 92 percent and 90 percent of consolidated net sales for the six month periods ended June 30, 2015 and 2014, respectively, manufactures or distributes a variety of products used in the production of RVs, including:

●Steel chassis for towable RVs	●Chassis components
●Axles and suspension solutions for towable RVs	●Furniture and mattresses
●Slide-out mechanisms and solutions	●Entry, luggage, patio and ramp doors
●Thermoformed bath, kitchen and other products	●Electric and manual entry steps

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

●Windows	●Awnings and slide toppers
●Manual, electric and hydraulic stabilizer and leveling systems	●Other accessories and electronic components
●LED televisions and sound systems, navigation systems and wireless backup cameras

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo. Approximately 76 percent of the Company’s RV Segment net sales for the twelve months ended June 30, 2015 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 8 percent and 10 percent of consolidated net sales for the six month periods ended June 30, 2015 and 2014, respectively, manufactures or distributes a variety of products used in the production of manufactured homes, including:

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

Information relating to segments follows for the:
	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$506,064	$447,416	$245,707	$235,286
Motorhomes	40,546	30,057	18,899	15,673
RV aftermarket	38,693	16,762	21,484	9,668
Adjacent industries	80,874	54,627	45,516	29,199
Total RV Segment net sales	666,177	548,862	331,606	289,826

MH Segment:
Manufactured housing OEMs	38,358	37,281	20,535	20,764
Manufactured housing aftermarket	8,130	7,172	4,301	3,705
Adjacent industries	10,877	13,845	5,643	7,488
Total MH Segment net sales	57,365	58,298	30,479	31,957
Total net sales	$723,542	$607,160	$362,085	$321,783

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Operating profit:
RV Segment	$59,241	$51,761	$30,108	$28,032
MH Segment	6,231	5,388	3,526	3,071
Total segment operating profit	65,472	57,149	33,634	31,103
Sale of extrusion assets	—	(1,954)	—	(1,954)
Total operating profit	$65,472	$55,195	$33,634	$29,149

Potential Future Changes to Reporting Segments

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were 8 percent of consolidated net sales for the first six months of 2015. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company's segment reporting through June 30, 2015, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company's operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Six Months Ended June 30, 2015

Spectal Industries

In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Sales of Spectal for 2014 were $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$22,335
Contingent consideration	1,093
Total fair value of consideration given	$23,428

Customer relationships	$12,000
Net other assets	5,027
Total fair value of net assets acquired	$17,027

Goodwill (tax deductible)	$6,401

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 12 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines, and also believes the diversified customer base will further its expansion into adjacent industries.

EA Technologies

In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Acquisitions During the Six Months Ended June 30, 2014

Power Gear and Kwikee Brands

In June 2014, the Company acquired the RV business of Actuant Corporation, which manufactured leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Sales of the acquired business for the twelve months ended May 2014 were $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable payable over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2014,

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company received installments of $1.8 million under the note. At June 30, 2015, the present value of the remaining amount due under the note receivable was $5.0 million.

In July 2015, the Company agreed to terminate this supply agreement, and as consideration the Company received a $2.0 million note receivable payable in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2014	$107,023	$10,025	$117,048
Accumulated impairment – December 31, 2014	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2014	65,747	774	66,521
Acquisitions – 2015	6,401	—	6,401
Net balance – June 30, 2015	$72,148	$774	$72,922

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. No impairment tests were required or performed during the six months ended June 30, 2015.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$90,760	$28,278	$62,482	6	to	16
Patents	54,358	25,391	28,967	3	to	19
Tradenames	8,635	4,011	4,624	3	to	15
Purchased research and development	4,687	—	4,687	Indefinite
Non-compete agreements	4,048	2,283	1,765	3	to	6
Other	510	173	337	1	to	12
Other intangible assets	$162,998	$60,136	$102,862

Other intangible assets consisted of the following at December 31, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$81,260	$27,553	$53,707	6	to	16
Patents	54,333	22,389	31,944	3	to	19
Tradenames	9,173	4,525	4,648	3	to	15
Purchased research and development	4,687	—	4,687	Indefinite
Non-compete agreements	3,948	2,233	1,715	3	to	6
Other	360	102	258	2	to	12
Other intangible assets	$153,761	$56,802	$96,959

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	June 30,		December 31,
(In thousands)	2015	2014	2014
Raw materials	$145,154	$90,941	$111,366
Work in process	3,666	3,010	2,624
Finished goods	14,628	14,406	18,502
Inventories, net	$163,448	$108,357	$132,492

5.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,		December 31,
(In thousands)	2015	2014	2014
Fixed assets, at cost	$284,660	$245,257	$272,177
Less accumulated depreciation and amortization	136,021	118,734	125,389
Fixed assets, net	$148,639	$126,523	$146,788

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,		December 31,
(In thousands)	2015	2014	2014
Employee compensation and benefits	$27,750	$23,417	$21,273
Current portion of accrued warranty	15,985	13,548	14,516
Sales rebates	7,561	6,600	5,515
Taxes payable	8,228	1,015	756
Other	18,228	13,796	15,591
Accrued expenses and other current liabilities	$77,752	$58,376	$57,651

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

(In thousands)	2015	2014
Balance at beginning of period	$21,641	$17,325
Provision for warranty expense	8,367	6,439
Warranty liability from acquired businesses	165	608
Warranty costs paid	(5,789)	(4,216)
Balance at end of period	24,384	20,156
Less long-term portion	8,399	6,608
Current portion of accrued warranty	$15,985	$13,548

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    LONG-TERM INDEBTEDNESS

At June 30, 2015 and 2014, and December 31, 2014, the Company had $30.0 million, $22.3 million and $15.7 million, respectively, of outstanding borrowings on its line of credit. At June 30, 2015, the Company's outstanding borrowings on its line of credit were at a weighted average interest rate of 1.9 percent.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 percent to 1.0 percent (minus 1.0 percent at June 30, 2015), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 percent to 2.0 percent (plus 1.75 percent at June 30, 2015) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At June 30, 2015, the Company had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $67.3 million at June 30, 2015.

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

On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2015. Availability under the Company's “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at June 30, 2015. At June 30, 2015, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at June 30, 2015, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2015, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2015. The remaining availability under these facilities was $167.3 million at June 30, 2015. The Company believes the availability under the line of credit and “shelf-loan” facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.

The Company is currently negotiating a one-year extension of its line of credit and “shelf-loan” facility as well as an increase in its line of credit to $125.0 million. The Company is extending these arrangements now to meet the anticipated growth of the Company and to add the ability to borrow in international locations and currencies.

8.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2015, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 15.0 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods.

The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30:

(In thousands)	2015	2014
Balance at beginning of period	$8,129	$7,414
Acquisitions	1,093	1,455
Payments	(1,874)	(3,513)
Accretion (a)	559	533
Fair value adjustments (a)	90	828
Balance at end of the period (b)	7,997	6,717
Less current portion in accrued expenses and other current liabilities	(4,264)	(1,964)
Total long-term portion in other long-term liabilities	$3,733	$4,753

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of June 30, 2015 are $11.4 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Distribution and Supply Agreement

In July 2015, the Company entered into a six year exclusive distribution and supply agreement with Furrion Limited (“Furrion”). This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of LED televisions and sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry. Furrion’s sales were approximately $35 million in 2014.

In connection with this agreement, the Company acquired Furrion’s current inventory, as well as Furrion’s deposits on inventory scheduled for delivery, for approximately $11 million. In addition, the Company entered into the following minimum purchase obligations (“MPOs”):

July 2015 - June 2016	$ 60 million
July 2016 - June 2017	$ 90 million
July 2017 - June 2018	$127 million
July 2018 - June 2019	$172 million

If the Company misses an MPO in any given year by more than ten percent, after taking into account excess purchases from the previous year, Furrion has the right to either terminate the distribution agreement with six months’ notice or remove exclusivity from the Company. If exclusivity is withdrawn, the Company at its election can terminate the distribution agreement with six months’ notice. Upon termination of the agreement, Furrion has agreed to purchase from the Company any non-obsolete stocks of Furrion products at the cost paid by the Company. After the first year, Furrion and the Company have agreed to review these MPOs on an annual basis and adjust the MPOs as necessary based upon the current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration (“NHTSA”) regarding reported incidents involving the Company’s products. In February 2015, NHTSA opened a Preliminary Evaluation as a result of four Vehicle

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Owner Questionnaires (VOQs) alleging failure of the Company’s electrically powered step (“Coach Step”), which was primarily supplied for motorhome RVs between model years 2008 and 2014. In March 2015, NHTSA sent a formal request for information, data and supporting documentation from the Company regarding the Coach Step, which the Company provided in April 2015. The Company is continuing to review and test, internally and through a third-party engineering firm, the design and operation of its Coach Step in an attempt to recreate the alleged failures, and will supply the additional data and information to NHTSA for their review. At the current stage of the evaluation, the Company cannot predict the outcome of the inquiry, nor can it predict the scope or determine an estimate, or range of estimates, of the potential costs of a recall, or whether such costs would be material to the Company’s financial position or annual results of operations, in the event a recall were to be voluntarily initiated by the Company or required by NHTSA.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2015, excluding the NHTSA inquiry previously noted, would not be material to the Company’s financial position or annual results of operations.

9.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	June 30,		December 31,
(In thousands)	2015	2014	2014
Common stock authorized	75,000	30,000	30,000
Common stock issued	26,826	26,319	26,534
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Weighted average shares outstanding for basic earnings per share	24,247	23,842	24,279	23,931
Common stock equivalents pertaining to stock options and deferred stock units	331	456	336	372
Weighted average shares outstanding for diluted earnings per share	24,578	24,298	24,615	24,303

The weighted average diluted shares outstanding for the six months ended June 30, 2015 and 2014 exclude the effect of 308,634 and 322,542 shares of common stock, respectively, subject to stock-based awards. The weighted average diluted shares outstanding for the three months ended June 30, 2015 and 2014 exclude the effect of 313,944 and 322,542 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

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

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	June 30, 2015				December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$8,180	$8,180	$—	$—	$7,388	$7,388	$—	$—
Total assets	$8,180	$8,180	$—	$—	$7,388	$7,388	$—	$—

Liabilities
Contingent consideration	$7,997	$—	$—	$7,997	$8,129	$—	$—	$8,129
Deferred compensation	12,273	12,273	—	—	11,478	11,478	—	—
Total liabilities	$20,270	$12,273	$—	$7,997	$19,607	$11,478	$—	$8,129

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

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were fair valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains, foreign currency rates and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next three years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 30 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the six months ended June 30:

	2015		2014
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Vacant owned facilities	$3,725	$—	$2,715	$—
Net assets of acquired businesses	17,836	—	44,044	—
Total assets	$21,561	$—	$46,759	$—

Vacant Owned Facilities

During the first six months of 2015, the Company reviewed the recoverability of the carrying value of three vacant owned facilities, of which one of these facilities was sold. At June 30, 2015, the Company had two vacant owned facilities, with an estimated combined fair value of $4.0 million and a combined carrying value of $3.7 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

11.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs be presented on the balance sheet as a direct reduction from the related debt liability rather than as an asset. Amortization of the costs would be reported as interest expense. The amendments in this ASU are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. This new accounting guidance is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory measured using the first-in, first-out ("FIFO") or average cost methods. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

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

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant. At June 30, 2015, the Company operated 40 manufacturing facilities in the United States and Canada.

Net sales and operating profit were as follows for the:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$506,064	$447,416	$245,707	$235,286
Motorhomes	40,546	30,057	18,899	15,673
RV aftermarket	38,693	16,762	21,484	9,668
Adjacent industries	80,874	54,627	45,516	29,199
Total RV Segment net sales	666,177	548,862	331,606	289,826
MH Segment:
Manufactured housing OEMs	38,358	37,281	20,535	20,764
Manufactured housing aftermarket	8,130	7,172	4,301	3,705
Adjacent industries	10,877	13,845	5,643	7,488
Total MH Segment net sales	57,365	58,298	30,479	31,957
Total net sales	$723,542	$607,160	$362,085	$321,783

Operating profit:
RV Segment	$59,241	$51,761	$30,108	$28,032
MH Segment	6,231	5,388	3,526	3,071
Total segment operating profit	65,472	57,149	33,634	31,103
Sale of extrusion assets	—	(1,954)	—	(1,954)
Total operating profit	$65,472	$55,195	$33,634	$29,149

The Company’s RV Segment manufactures or distributes a variety of products used in the production of RVs, including:

●Steel chassis for towable RVs	●Chassis components
●Axles and suspension solutions for towable RVs	●Furniture and mattresses
●Slide-out mechanisms and solutions	●Entry, luggage, patio and ramp doors
●Thermoformed bath, kitchen and other products	●Electric and manual entry steps

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

●Windows	●Awnings and slide toppers
●Manual, electric and hydraulic stabilizer and leveling systems	●Other accessories and electronic components
●LED televisions and sound systems, navigation systems and wireless backup cameras

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo. Approximately 76 percent of the Company’s RV Segment net sales for the twelve months ended June 30, 2015 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry during the twelve months ended June 30, 2015.

The Company’s MH Segment manufactures or distributes a variety of products used in the production of manufactured homes, including:

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

The RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years.

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were 8 percent of consolidated net sales for the first six months of 2015. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company's segment reporting through June 30, 2015, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company's operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 6 percent in the first six months of 2015 to 170,700 units, compared to the first six months of 2014, as a result of:

•
An estimated 17,700 unit increase in retail demand in the first six months of 2015, or 12 percent, as compared to the same period of 2014. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
Offset by RV dealers seasonally increasing inventory levels by an estimated 6,700 units in the first six months of 2015, lower than the increase in inventory levels of 14,800 units in the first six months of 2014.

The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where RV OEMs display product to RV retail dealers, and ended after the conclusion of the Summer selling season in September. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Based on dealer surveys and information from wholesale finance companies, most industry analysts report dealer inventories of travel trailers and fifth-wheel RVs are in-line with anticipated retail demand in the upcoming Summer 2015 selling season.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2015(1)	88,900	4%	110,000	10%	(21,100)
Quarter ended March 31, 2015	81,800	8%	54,000	17%	27,800
Quarter ended December 31, 2014	72,300	20%	42,800	18%	29,500
Quarter ended September 30, 2014	65,500	7%	87,900	12%	(22,400)
Twelve months ended June 30, 2015(1)	308,500	9%	294,700	13%	13,800

Quarter ended June 30, 2014	85,700	7%	100,200	7%	(14,500)
Quarter ended March 31, 2014	75,400	13%	46,100	9%	29,300
Quarter ended December 31, 2013	60,100	10%	36,400	12%	23,700
Quarter ended September 30, 2013	61,300	8%	78,700	17%	(17,400)
Twelve months ended June 30, 2014	282,500	9%	261,400	11%	21,100

(1)	Retail sales data for June 2015 has not been published; therefore retail and dealer inventory data includes an estimate for retail units sold.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2015 increased 6 percent to 24,700 units compared to the same period of 2014. The Company estimates retail demand for motorhome RVs increased 9 percent in the first six months of 2015. Based on dealer surveys and information from wholesale finance companies, most industry analysts report dealer inventories of motorhome RVs are slightly high compared to anticipated retail demand in the upcoming Summer 2015 selling season.

At the end of 2014 and the beginning of 2015, the RV industry experienced a pull forward in production as dealers ordered product earlier in the seasonal cycle, reportedly to avoid potential shipping delays similar to those experienced in the prior year. As a result, certain industry-wide wholesale production which normally occurs in the Company’s second quarter was produced earlier in the season.

In June 2015, the RVIA projected a 7 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2015, to 319,500 units. Further, the RVIA also projected a 4 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2016, to 331,700 units. In response to the estimated increase in wholesale RV production, several RV OEM customers are introducing new product lines and adding production capacity. However, unless retail demand matches these increased production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Consumer confidence, after reaching a multi-year high earlier in 2015, has fluctuated in recent months. Retail sales of travel trailer and fifth-wheel RVs have increased in 66 of the last 68 months on a year-over-year

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

basis, corresponding with the overall improvement in consumer confidence. Several industry analysts also report the RV industry may continue to benefit from the growing popularity of the RV Lifestyle and the addition of new 'entry-level' RV units.

Although future retail demand is inherently uncertain, RV industry fundamentals in early 2015 were strong, as evidenced by the 12 percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first five months of 2015. In addition, based on the strength of retail sales to date and projected economic conditions, most industry analysts are reporting that RV dealer inventory of travel-trailer and fifth-wheel RVs is in line with anticipated retail demand. The Company believes the strong RV industry fundamentals, aided by demographic tailwinds, are positive signs for the balance of 2015 and early 2016. Retail sales in the traditionally strong Summer selling season will be a key indicator of consumer demand in 2015. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

Over the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 and 70 are projected to total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV. Further, the RVIA has an advertising campaign promoting the “RV Lifestyle”. The current campaign is targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. In addition, the RV OEMs have developed more entry level units, specifically targeting younger families, in both towables and motorhomes. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, will all hopefully continue to motivate consumer demand for RVs. RVIA studies indicate that RV vacations cost significantly less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During, the first six months of 2015, multi-section homes were 54 percent of the total manufactured homes produced, consistent with 2012 - 2014. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported that, for the first six months of 2015, industry-wide wholesale shipments of manufactured homes were 33,300 units, an increase of 9 percent compared to the first six months of 2014.

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

In addition, certain provisions of the Dodd-Frank Act, which regulate financial transactions, have made certain types of mortgages, including chattel loans, more difficult or more expensive to obtain – in particular those historically used to finance the

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

purchase of manufactured homes. Although the Consumer Financial Protection Bureau has been reviewing this matter and legislation has been passed by the U.S. House of Representatives to address this matter, there can be no assurance of the outcome.

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

RESULTS OF OPERATIONS

Consolidated Highlights

▪
Consolidated net sales in the second quarter of 2015 increased to $362 million, 13 percent higher than the 2014 second quarter. This growth in consolidated net sales primarily resulted from a 14 percent increase in net sales of the Company’s RV Segment for the 2015 second quarter compared to the 2014 second quarter, despite an acceleration in the wholesale production of RVs in late 2014 and early 2015. The Company's RV Segment accounted for 92 percent of consolidated net sales in the 2015 second quarter. The acquisitions completed by the Company in 2014 and the first half of 2015 added $21 million in net sales in the second quarter of 2015, all of which related to the Company’s RV Segment. RV Segment net sales growth in the 2015 second quarter was also due to a 4 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, as well as organic growth in sales to adjacent industries and the aftermarket.

The Company’s content per travel trailer and fifth-wheel RV for the twelve months ended June 30, 2015, increased by $154, or 6 percent, to $2,926, which was primarily organic growth through new product introductions, product enhancements and market share gains. The Company’s content per motorhome RV for the twelve months ended June 30, 2015, increased by $419, or 32 percent, to $1,728, reflecting market share gains through both organic growth and acquisitions completed in 2014.

▪
In July 2015, the Company's consolidated net sales reached approximately $112 million, 11 percent higher than July 2014. Excluding the impact of acquisitions, the Company’s consolidated net sales for July 2015 were up 5 percent.

▪
The Company reported net income of $20.9 million, or $0.85 per diluted share, for the second quarter ended June 30, 2015, compared to net income of $18.6 million, or $0.77 per diluted share, for the second quarter ended June 30, 2014. In connection with the sale of its aluminum extrusion-related assets in April 2014, the Company recorded an after-tax charge of $1.2 million for the second quarter of 2014. Excluding this charge, net income in the second quarter of 2014 would have been $19.8 million, or $0.82 per diluted share.

▪
Operating profits during the second quarter of 2015 increased to $33.6 million, compared with $29.1 million in the second quarter of 2014. Operating profit margins in the second quarter of 2015 were 9.3 percent compared to 9.7 percent in the second quarter of 2014, excluding the 2014 loss on sale of the aluminum extrusion-related assets. The Company’s year-over-year incremental margin in the 2015 second quarter was lower than its target incremental margin, largely as a result of investments in fixed costs for capacity expansion, partially offset by improved operating efficiencies. In addition, the seasonal shift in industry-wide production of RVs experienced over the past few quarters had a negative impact on the Company’s capacity planning efforts in the 2015 second quarter.

Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected significant increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments for the long-term success of the Company. While certain capacity expansion plans had a negative impact on margins in the most recent quarters, the Company believes these investments are largely completed, and the Company expects to leverage these expansions as net sales increases.

▪
In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Sales of Spectal for 2014 were $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation.

▪
In July 2015, the Company entered into a six-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”). This agreement provides the Company with the rights to distribute Furrion’s complete line of products to

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of LED televisions and sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry, with a potential content per towable and motorhome RV of approximately $500 per unit. Furrion’s sales were approximately $35 million in 2014, representing an existing market share of approximately 20 percent, providing the Company with the opportunity for significant sales growth and profit potential.

▪	In April 2015, the Company paid a special dividend of $2.00 per share, aggregating $48.2 million, paid to stockholders of record as of March 27, 2015.

RV Segment – Second Quarter

Net sales of the RV Segment in the second quarter of 2015 increased 14 percent compared to the second quarter of 2014. Net sales of components were to the following markets for the three months ended June 30:

(In thousands)	2015	2014	Change
RV OEMs:
Travel trailers and fifth-wheels	$245,707	$235,286	4%
Motorhomes	18,899	15,673	21%
RV aftermarket	21,484	9,668	122%
Adjacent industries	45,516	29,199	56%
Total RV Segment net sales	$331,606	$289,826	14%

According to the RVIA, industry-wide wholesale shipments for the three months ended June 30, were:

	2015	2014	Change
Travel trailer and fifth-wheel RV's	88,900	85,700	4%
Motorhomes	12,800	12,200	5%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the second quarter of 2015 was consistent with the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs. Acquisitions completed in the first half of 2015 and 2014 added $1 million in net sales during the second quarter of 2015.

The Company's net sales growth in components for motorhomes during the second quarter of 2015 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to acquisitions completed in 2014, which added $4 million in net sales during the second quarter of 2015. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2015	2014	Change
Travel trailer and fifth-wheel RV	$2,926	$2,772	6%
Motorhome	$1,728	$1,309	32%

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company's net sales to the RV aftermarket increased during the second quarter of 2015 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $9 million in net sales during the second quarter of 2015. With an estimated 10 million households in North America owning an RV, the Company continues to believe there are significant opportunities in the RV aftermarket.

The Company’s net sales to adjacent industries, including components for buses and trailers used to haul boats, livestock, equipment and other cargo, increased during the second quarter of 2015 primarily due to market share gains and acquisitions completed in the first half of 2015, which acquisitions added $7 million in net sales during the second quarter of 2015. The Company continues to believe there are significant opportunities in adjacent industries.

Operating profit of the RV Segment was $30.1 million in the second quarter of 2015, an improvement of $2.1 million compared to the second quarter of 2014. This increase in RV Segment operating profit was less than the Company’s target 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the second quarter of 2015 was impacted by:

•
Fixed costs, were approximately $4 million to $5 million higher than in the second quarter of 2014. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected significant increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments for the long-term success of the Company. In addition to the new employees hired in preparation for future growth and investment opportunities, the Company also added the teams that were acquired through acquisitions.

In addition, the seasonal shift in industry-wide production of RVs experienced over the past few quarters had a negative impact on the Company’s capacity planning efforts in the 2015 second quarter. While certain capacity expansion plans had a negative impact on margins in the most recent quarters, the Company believes these investments are largely completed, and the Company expects to leverage these expansions as net sales increases.

•	An increase in stock-based compensation of approximately $1.4 million due to the implementation of the new 2015 compensation program for management.
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

▪	The spreading of costs over a $42 million larger sales base.

RV Segment – Year to Date

Net sales of the RV Segment in the first six months of 2015 increased 21 percent compared to the first six months of 2014. Net sales of components were to the following markets for the six months ended June 30:

(In thousands)	2015	2014	Change
RV OEMs:
Travel trailers and fifth-wheels	$506,064	$447,416	13%
Motorhomes	40,546	30,057	35%
RV aftermarket	38,693	16,762	131%
Adjacent industries	80,874	54,627	48%
Total RV Segment net sales	$666,177	$548,862	21%

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry-wide wholesale shipments for the six months ended June 30, were:

	2015	2014	Change
Travel trailer and fifth-wheel RV's	170,700	161,100	6%
Motorhomes	24,700	23,300	6%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first six months of 2015 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains. Additionally, acquisitions completed in 2014 and the first half of 2015 added $4 million in net sales during the first six months of 2015.

The Company's net sales growth in components for motorhomes during the first six months of 2015 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to acquisitions completed in 2014, which added $8 million in net sales during the first six months of 2015. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company's net sales to the RV aftermarket increased during the first six months of 2015 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $16 million in net sales during the first six months of 2015. With an estimated 10 million households in North America owning an RV, the Company continues to believe there are significant opportunities in the RV aftermarket.

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, increased during the first six months of 2015 primarily due to market share gains and acquisitions completed in 2014 and the first half of 2015, which acquisitions added $13 million in net sales during the first six months of 2015. The Company continues to believe there are significant opportunities in adjacent industries.

Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in the first six months of 2015. The Company continues to focus on developing products tailored for international markets. In early September 2014, the Company participated in the largest RV show in Europe and received positive feedback on its products. As a result, the Company believes it will see additional orders from European OEMs, which would be shipped from its facilities in the United States. The Company’s Director of International Business Development will continue to spend time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. The Company plans to participate in the largest RV show in Europe in September 2015.

Operating profit of the RV Segment was $59.2 million in the first six months of 2015, an improvement of $7.5 million compared to the first six months of 2014. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in the first six months of 2015 was impacted by:

•
Higher material costs during the beginning of 2015. Aluminum rose nearly 20 percent during the second half of 2014, which had a negative impact on operating profit margins in the first quarter of 2015, compared to the same period of 2014. The Company’s operating profit in the second half of 2014 was negatively impacted by higher raw materials costs, which based on current market prices, is not expected to recur in the second half of 2015. Further, material costs remain volatile, in particular steel and aluminum, which have recently reached multi-year lows, which should benefit the Company’s RV Segment operating profit in the second half of 2015.

•
Fixed costs, which were approximately $8 million higher than in the first six months of 2014. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected significant increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments for the long-term success of the Company. In addition to the new employees hired in preparation for future growth and investment opportunities, the Company also added the teams that were acquired through acquisitions.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In addition, the seasonal shift in industry-wide production of RVs experienced over the past few quarters had a negative impact on the Company’s capacity planning efforts in the 2015 second quarter. While certain capacity expansion plans had a negative impact on margins in the most recent quarters, the Company believes these investments are largely completed, and the Company expects to leverage these expansions as net sales increases.

•	An increase in stock-based compensation of approximately $1.8 million due to the implementation of the new 2015 compensation program for management.
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

MH Segment – Second Quarter

Net sales of the MH Segment in the second quarter of 2015 decreased 5 percent compared to the same period of 2014. Net sales of components were to the following markets for the three months ended June 30:

(In thousands)	2015	2014	Change
Manufactured housing OEMs	$20,535	$20,764	(1)%
Manufactured housing aftermarket	4,301	3,705	16%
Adjacent industries	5,643	7,488	(25)%
Total MH Segment net sales	$30,479	$31,957	(5)%

According to the IBTS, industry-wide wholesale shipments for the three months ended June 30, were:

	2015	2014	Change
Total homes produced	17,900	17,000	5%
Total floors produced	28,000	26,400	6%

Industry-wide wholesale shipments of manufactured homes increased 5 percent during the second quarter of 2015 when compared to the same period of the prior year, while the Company’s net sales of components for new manufactured homes declined 1 percent during the same period of 2015, primarily due to customer mix, as the Company’s content per unit varies between customers.

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

Content per:	2015	2014	Change
Home produced	$1,172	$1,249	(6)%
Floor produced	$764	$836	(9)%

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

Operating profit of the MH Segment was $3.5 million in the second quarter of 2015, an increase of $0.5 million compared to the second quarter of 2014 in part due to a decrease in workers' compensation claims, as well as a favorable change in product mix.

MH Segment – Year to Date

Net sales of the MH Segment in the first six months of 2015 decreased 2 percent compared to the same period of 2014. Net sales of components were to the following markets for the six months ended June 30:

(In thousands)	2015	2014	Change
Manufactured housing OEMs	$38,358	$37,281	3%
Manufactured housing aftermarket	8,130	7,172	13%
Adjacent industries	10,877	13,845	(21)%
Total MH Segment net sales	$57,365	$58,298	(2)%

According to the IBTS, industry-wide wholesale shipments for the six months ended June 30, were:

	2015	2014	Change
Total homes produced	33,300	30,700	9%
Total floors produced	51,500	47,600	8%

The Company’s net sales of components for new manufactured homes increased 3 percent during the first six months of 2015, lower than the 9 percent increase in industry-wide wholesale shipments of manufactured homes during the same period, primarily due to customer mix, as the Company’s content per unit varies between customers.

Operating profit of the MH Segment was $6.2 million in the first six months of 2015, an increase of $0.8 million compared to the first six months of 2014 largely due to lower raw material costs, as well as a favorable change in product mix.

Income Taxes

The effective tax rate for the first six months of 2015 of 36.7 percent was consistent with the effective tax rate for the first six months of 2014 of 36.8 percent. The Company estimates the 2015 full year effective tax rate to be approximately 37 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2015	2014
Net cash flows provided by operating activities	$36,359	$55,795
Net cash flows used for investing activities	(37,981)	(97,369)
Net cash flows provided by (used for) financing activities	13,400	(24,702)
Net increase (decrease) in cash	$11,778	$(66,276)

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2015 were $19.4 million lower than the same period of 2014, primarily due to:

•
A larger increase in inventories of $23.1 million in the first six months of 2015 compared to the first six months of 2014. The increase in inventories in the first six months of 2015 was primarily due to an acceleration in purchases, primarily due to purchases of imported components made prior to the resolution of the West Coast port issues, as well as an increase in steel inventory on hand due to the favorable market conditions. Inventory turnover for the twelve months ended June 30, 2015 decreased to 7.6 turns compared to the full year 2014 at 8.2 turns. The Company is working to improve inventory turnover over the coming quarters.

•	A $21.8 million smaller increase in accounts payable in the first six months of 2015 compared to the first six months of 2014, primarily due to the timing of purchases and payments.
Partially offset by:

•	A $6.2 million increase in net income in the first six months of 2015 compared to the first six months of 2014.

•
A $6.3 million larger increase in accrued expenses and other liabilities in the first six months of 2015 compared to the first six months of 2014, primarily due to the timing of payroll and related costs and the payment of income taxes, as well as an increase in the warranty accrual due to an increase in claims experience.

•
A $6.4 million smaller seasonal increase in accounts receivable in the first six months of 2015 compared to the first six months of 2014. This smaller increase was primarily due to the timing of payments by the Company’s customers, partially offset by increased net sales. Accounts receivable balances remain current, with only 19 days sales outstanding at June 30, 2015.

•	A $4.9 million increase in depreciation and amortization due to the investments in acquisitions and capital expenditures over the last few years.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $19.9 million in the first six months of 2015, and is expected to aggregate $39 million to $41 million for the full year 2015. Non-cash stock-based compensation in the first six months of 2015 was $7.1 million, and is expected to be approximately $15 million to $16 million for the full year 2015.

Cash Flows from Investing Activities
Cash flows used for investing activities of $38.0 million in the first six months of 2015 were primarily comprised of $14.7 million for capital expenditures and $25.1 million for the acquisition of businesses. Cash flows used for investing activities of $97.4 million in the first six months of 2014 were primarily comprised of $82.2 million for the acquisition of businesses and $17.9 million for capital expenditures.
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
In April 2015, the Company acquired the business and certain assets of Spectal, a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation.
In July 2015, the Company entered into a six-year exclusive distribution and supply agreement with Furrion. This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of LED televisions and sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry. In connection with this agreement, the Company acquired Furrion’s current inventory, as well as Furrion’s deposits on inventory scheduled for

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

delivery, for approximately $11 million. In addition, the Company entered into the following minimum purchase obligations (“MPOs”):

July 2015 - June 2016	$ 60 million
July 2016 - June 2017	$ 90 million
July 2017 - June 2018	$127 million
July 2018 - June 2019	$172 million

If the Company misses an MPO in any given year by more than ten percent, after taking into account excess purchases from the previous year, Furrion has the right to either terminate the distribution agreement with six months’ notice or remove exclusivity from the Company. If exclusivity is withdrawn, the Company at its election can terminate the distribution agreement with six months’ notice. Upon termination of the agreement, Furrion has agreed to purchase from the Company any non-obsolete stocks of Furrion products at the cost paid by the Company. After the first year, Furrion and the Company have agreed to review these MPOs on an annual basis and adjust the MPOs as necessary based upon the current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2 percent of net sales, while the growth portion has averaged approximately 10 percent to 12 percent of the annual increase in net sales. However, there are many factors that can impact this relationship, such as new initiatives by the Company, especially in the short term. In 2014, the Company's capital expenditures were $42.5 million, higher than its historical averages. As such, the Company believes it is well positioned to meet the increased demands expected for 2015 and into 2016.
The Company estimates capital expenditures will be $28 million to $32 million in 2015, including $14 million to $16 million of “replacement” capital expenditures and $14 million to $16 million of “growth” capital expenditures. Additional capital expenditures may be required in 2015 depending on the extent of the sales growth and other initiatives by the Company.
The capital expenditures and acquisitions during the first six months of 2015 were funded from periodic borrowings under the Company’s line of credit and $50 million of Senior Promissory Notes issued under the “shelf-loan” facility with Prudential. The capital expenditures for the balance of 2015 are expected to be funded from cash generated from operations, as well as periodic borrowings under the Company's line of credit.

Cash Flows from Financing Activities

Cash flows provided by financing activities in the first six months of 2015 are primarily comprised of a net increase in indebtedness of $64.4 million partially offset by the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, paid to stockholders of record as of March 27, 2015. The increase in indebtedness includes new debt comprised of $50.0 million of Senior Promissory Notes, as well as a net increase of $14.4 million in outstanding borrowings under the Company’s line of credit. Borrowings under the Company’s line of credit reached a high of $71.6 million during the first six months of 2015. In addition, in the first six months of 2015, the Company received $6.3 million in cash and the related tax benefits from the exercise of stock-based compensation, which was more than offset by $7.0 million of shares tendered for payment of taxes. Further, the Company made $1.9 million in payments for contingent consideration related to acquisitions.
Cash flows used for financing activities in the first six months of 2014 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in debt of $22.3 million. The increase in debt was due to borrowings under the Company's line of credit. In addition, in the first six months of 2014, the Company received $3.4 million in cash and the related tax benefits from the exercise of stock-based compensation, offset by $3.5 million in payments for contingent consideration related to acquisitions.
In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $8.0 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2015, including $4.3 million recorded as a current liability. For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. The Credit Agreement expires on January 1, 2019. At June 30, 2015, the Company had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company's line of credit was $67.3 million at June 30, 2015.
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
On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2015. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at June 30, 2015.
Pursuant to the Credit Agreement and “shelf-loan” facility, at June 30, 2015, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2015, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Both the line of credit pursuant to the Credit Agreement and the “shelf-loan” facility are subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2015. The remaining availability under these facilities was $167.3 million at June 30, 2015. The Company believes the availability under the line of credit and “shelf-loan” facility is more than adequate to finance the Company’s anticipated cash requirements for the next twelve months.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first six months of 2015 related to inflation.

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

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company's customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of labor, employee benefits, employee retention, realization of efficiency improvements, the successful entry into new markets, the costs of compliance with environmental laws and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and in the Company's subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At June 30, 2015, the Company had $30.0 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to June 30, 2015, and outstanding borrowings of $30.0 million, future cash flows would be reduced by $0.3 million per annum.
At June 30, 2015, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2015, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. At June 30, 2015, the Company had no derivative instruments outstanding.
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

b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We have included information about product recalls and inquiries from the National Highway Traffic Safety Administration (“NHTSA”) in Note 8 of the Notes to Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of June 30, 2015, excluding the NHTSA inquiry previously noted, would not be material to the Company’s financial position or annual results of operations.

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
August 7, 2015