Form 10-Q
period 2015-09-30
DREW INDUSTRIES Inc
filed 2015-11-09
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, as of the latest practicable date (October 30, 2015) was 24,146,944 shares of common stock.

DREW INDUSTRIES INCORPORATED

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
(In thousands, except per share amounts)

Net sales	$1,068,838	$901,431	$345,296	$294,271
Cost of sales	836,250	703,736	271,171	231,788
Gross profit	232,588	197,695	74,125	62,483
Selling, general and administrative expenses	139,945	117,475	46,954	39,412
Sale of extrusion assets	—	1,954	—	—
Operating profit	92,643	78,266	27,171	23,071
Interest expense, net	1,399	324	595	130
Income before income taxes	91,244	77,942	26,576	22,941
Provision for income taxes	33,039	27,672	9,313	7,453
Net income	$58,205	$50,270	$17,263	$15,488

Net income per common share:
Basic	$2.40	$2.11	$0.71	$0.65
Diluted	$2.36	$2.07	$0.70	$0.64

Weighted average common shares outstanding:
Basic	24,261	23,870	24,289	23,935
Diluted	24,614	24,300	24,686	24,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2015	2014	2014
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$7,252	$4	$4
Accounts receivable, net	84,381	64,543	37,987
Inventories, net	178,847	127,078	132,492
Deferred taxes	18,709	12,557	18,709
Prepaid expenses and other current assets	17,029	18,410	18,444
Total current assets	306,218	222,592	207,636
Fixed assets, net	150,424	133,543	146,788
Goodwill	84,551	66,203	66,521
Other intangible assets, net	104,109	100,785	96,959
Other assets	24,087	26,286	25,937
Total assets	$669,389	$549,409	$543,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$53,095	$44,541	$49,534
Accrued expenses and other current liabilities	75,561	61,999	57,651
Total current liabilities	128,656	106,540	107,185
Long-term indebtedness	91,829	40,000	15,650
Other long-term liabilities	31,273	25,536	26,108
Total liabilities	251,758	172,076	148,943

Stockholders’ equity
Common stock, par value $.01 per share	268	263	265
Paid-in capital	161,764	141,619	147,186
Retained earnings	285,066	264,918	276,914
Stockholders’ equity before treasury stock	447,098	406,800	424,365
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	417,631	377,333	394,898
Total liabilities and stockholders’ equity	$669,389	$549,409	$543,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
(In thousands)
Cash flows from operating activities:
Net income	$58,205	$50,270
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	30,663	23,475
Stock-based compensation expense	10,984	7,909
Other non-cash items	854	2,837
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(40,761)	(27,162)
Inventories, net	(39,289)	(16,526)
Prepaid expenses and other assets	1,976	(3,668)
Accounts payable, trade	1,612	16,276
Accrued expenses and other liabilities	20,507	13,553
Net cash flows provided by operating activities	44,751	66,964

Cash flows from investing activities:
Capital expenditures	(21,808)	(30,032)
Acquisitions of businesses	(41,058)	(100,157)
Proceeds from note receivable	—	750
Proceeds from sales of fixed assets	2,141	3,344
Other investing activities	(272)	(66)
Net cash flows used for investing activities	(60,997)	(126,161)

Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(275)	3,555
Proceeds from line of credit borrowings	563,325	330,346
Repayments under line of credit borrowings	(537,146)	(290,346)
Proceeds from shelf-loan borrowing	50,000	—
Payment of special dividend	(48,227)	(46,706)
Payment of contingent consideration related to acquisitions	(3,963)	(3,732)
Other financing activities	(220)	(196)
Net cash flows provided by (used for) financing activities	23,494	(7,079)

Net increase (decrease) in cash	7,248	(66,276)

Cash and cash equivalents at beginning of period	4	66,280
Cash and cash equivalents at end of period	$7,252	$4

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,477	$409
Income taxes, net of refunds	$21,963	$27,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2014	$265	$147,186	$276,914	$(29,467)	$394,898
Net income	—	—	58,205	—	58,205
Issuance of 293,430 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(7,020)	—	—	(7,017)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	6,742	—	—	6,742
Stock-based compensation expense	—	10,984	—	—	10,984
Issuance of 36,579 deferred stock units relating to prior year compensation	—	2,046	—	—	2,046
Special cash dividend ($2.00 per share)	—	—	(48,227)	—	(48,227)
Dividend equivalents on stock-based awards	—	1,826	(1,826)	—	—
Balance - September 30, 2015	$268	$161,764	$285,066	$(29,467)	$417,631

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” and collectively with its subsidiaries, the “Company”). Drew has no unconsolidated subsidiaries. Drew operates through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; modular housing; and factory-built mobile office units. At September 30, 2015, the Company operated 42 manufacturing facilities in the United States and Canada.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

The RV Segment, which accounted for 92 and 90 percent of consolidated net sales for the nine month periods ended September 30, 2015 and 2014, respectively, manufactures or distributes a variety of products used in the production of RVs, including:

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
●LED televisions and sound systems, navigation systems and wireless backup cameras

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats. Approximately 74 percent of the Company’s RV Segment net sales for the twelve months ended September 30, 2015 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 8 and 10 percent of consolidated net sales for the nine month periods ended September 30, 2015 and 2014, respectively, manufactures or distributes a variety of products used in the production of manufactured homes, including:

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

Decisions concerning the allocation of the Company’s resources are made by the Company’s key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Information relating to segments follows for the:
	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$722,157	$643,629	$216,093	$196,213
Motorhomes	64,085	51,664	23,539	21,607
RV aftermarket	64,896	32,777	26,203	16,015
Adjacent industries	128,169	84,396	47,295	29,769
Total RV Segment net sales	979,307	812,466	313,130	263,604

MH Segment:
Manufactured housing OEMs	61,144	58,550	22,786	21,269
Manufactured housing aftermarket	12,010	10,849	3,880	3,677
Adjacent industries	16,377	19,566	5,500	5,721
Total MH Segment net sales	89,531	88,965	32,166	30,667
Total net sales	$1,068,838	$901,431	$345,296	$294,271

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Operating profit:
RV Segment	$82,961	$72,048	$23,720	$20,287
MH Segment	9,682	8,172	3,451	2,784
Total segment operating profit	92,643	80,220	27,171	23,071
Sale of extrusion assets	—	(1,954)	—	—
Total operating profit	$92,643	$78,266	$27,171	$23,071

In the third quarter of 2015, the Company refined its methodology for categorizing sales within the RV Segment. This change improves accuracy, but has no impact on total RV Segment net sales or trends. Prior periods have been reclassified to conform to this presentation.

Potential Future Changes to Reporting Segments

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were 8 percent of consolidated net sales for the first nine months of 2015. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company’s segment reporting through September 30, 2015, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company’s operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Nine Months Ended September 30, 2015

Signature Seating

In August 2015, the Company acquired the business and certain assets of Roehm Marine, LLC, also known as Signature Seating (“Signature”), a manufacturer of furniture solutions for fresh water boat manufacturers, primarily pontoon boats. Net sales reported by Signature for the twelve months ended June 2015 were $16 million. The purchase price was $16.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$16,000
Contingent consideration	3,556
Total fair value of consideration given	$19,556

Customer relationships	$6,500
Net other assets	4,091
Total fair value of net assets acquired	$10,591

Goodwill (tax deductible)	$8,965

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 10 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines, and also believes the diversified customer base will further its expansion into adjacent industries.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Spectal Industries

In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Net sales reported by Spectal for 2014 were $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$22,335
Contingent consideration	1,211
Total fair value of consideration given	$23,546

Customer relationships	$10,100
Other identifiable intangible assets	700
Net tangible assets	3,681
Total fair value of net assets acquired	$14,481

Goodwill (tax deductible)	$9,065

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

EA Technologies

In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Net sales reported by EA Technologies for 2014 were $17 million. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$9,248

Customer relationships	$400
Other identifiable intangible assets	80
Net tangible assets	8,868
Total fair value of net assets acquired	$9,348

Gain on bargain purchase	$100

Acquisitions During the Nine Months Ended September 30, 2014

Duncan Systems, Inc.

In August 2014, the Company acquired the business and certain assets of Duncan Systems, Inc. ("Duncan Systems"), an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Net sales reported by Duncan Systems for the twelve months ended July 2014 were

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Power Gear and Kwikee Brands

In June 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slideout mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Net sales reported by the acquired business for the twelve months ended May 2014 were $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Star Design

In March 2014, the Company acquired the business and certain assets of Star Design, LLC (“Star Design”). Net sales reported by Star Design for 2013 were $10 million, comprised primarily of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

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

Innovative Design Solutions

In February 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. Net sales reported by IDS for 2013 were $19 million, of which $15 million were to the Company. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company's RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. During

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2014, the Company received installments of $1.8 million under the note. At September 30, 2015, the present value of the remaining amount due under the note receivable was $5.1 million.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At September 30, 2015, the present value of the remaining amount due under the note receivable was $1.6 million.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2014	$107,023	$10,025	$117,048
Accumulated impairment – December 31, 2014	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2014	65,747	774	66,521
Acquisitions – 2015	18,030	—	18,030
Net balance – September 30, 2015	$83,777	$774	$84,551

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. No impairment tests were required or performed during the nine months ended September 30, 2015.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$95,360	$30,299	$65,061	6	to	16
Patents	54,378	26,873	27,505	3	to	19
Tradenames	8,635	4,398	4,237	3	to	15
Non-compete agreements	4,903	2,554	2,349	3	to	6
Purchased research and development	4,687	—	4,687	Indefinite
Other	510	240	270	1	to	12
Other intangible assets	$168,473	$64,364	$104,109

Other intangible assets consisted of the following at December 31, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$81,260	$27,553	$53,707	6	to	16
Patents	54,333	22,389	31,944	3	to	19
Tradenames	9,173	4,525	4,648	3	to	15
Non-compete agreements	3,948	2,233	1,715	3	to	6
Purchased research and development	4,687	—	4,687	Indefinite
Other	360	102	258	2	to	12
Other intangible assets	$153,761	$56,802	$96,959

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	September 30,		December 31,
(In thousands)	2015	2014	2014
Raw materials	$155,938	$110,671	$111,366
Work in process	5,917	3,149	2,624
Finished goods	16,992	13,258	18,502
Inventories, net	$178,847	$127,078	$132,492

5.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,		December 31,
(In thousands)	2015	2014	2014
Fixed assets, at cost	$289,719	$256,379	$272,177
Less accumulated depreciation and amortization	139,295	122,836	125,389
Fixed assets, net	$150,424	$133,543	$146,788

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,		December 31,
(In thousands)	2015	2014	2014
Employee compensation and benefits	$31,870	$26,219	$21,273
Current portion of accrued warranty	16,569	14,070	14,516
Sales rebates	7,508	5,457	5,515
Taxes payable	1,729	703	756
Other	17,885	15,550	15,591
Accrued expenses and other current liabilities	$75,561	$61,999	$57,651

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

(In thousands)	2015	2014
Balance at beginning of period	$21,641	$17,325
Provision for warranty expense	12,706	9,329
Warranty liability from acquired businesses	240	688
Warranty costs paid	(9,278)	(6,441)
Balance at end of period	25,309	20,901
Less long-term portion	8,740	6,831
Current portion of accrued warranty	$16,569	$14,070

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    LONG-TERM INDEBTEDNESS

At September 30, 2015 and 2014, and December 31, 2014, the Company had $41.8 million, $40.0 million and $15.7 million, respectively, of outstanding borrowings on its line of credit. At September 30, 2015, the Company's outstanding borrowings on its line of credit were at a weighted average interest rate of 2.0 percent.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 to 1.0 percent (minus 1.0 percent at September 30, 2015), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 to 2.0 percent (plus 1.75 percent at September 30, 2015) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At September 30, 2015, the Company had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company’s line of credit was $55.5 million at September 30, 2015.

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. This facility expires February 24, 2017. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2015. Availability under the Company's “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at September 30, 2015. At September 30, 2015, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at September 30, 2015, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2015, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Credit Agreement and the “shelf-loan” facilities is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2015. The remaining availability under these facilities was $155.5 million at September 30, 2015. The Company believes the availability under the Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with certain business acquisitions, if agreed upon sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2015, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.3 percent.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30:

(In thousands)	2015	2014
Balance at beginning of period	$8,129	$7,414
Acquisitions	4,767	3,369
Payments	(3,963)	(3,732)
Accretion (a)	868	782
Fair value adjustments (a)	562	422
Balance at end of the period (b)	10,363	8,255
Less current portion in accrued expenses and other current liabilities	(2,681)	(3,705)
Total long-term portion in other long-term liabilities	$7,682	$4,550

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of September 30, 2015 are $16.1 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Distribution and Supply Agreement

In July 2015, the Company entered into a six year exclusive distribution and supply agreement with Furrion Limited (“Furrion”). This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion supplies a premium line of LED televisions and sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry. Furrion’s sales were approximately $35 million in 2014.

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

If the Company misses an MPO in any given year by more than ten percent, after taking into account excess purchases from the previous year, Furrion has the right to either terminate the distribution agreement with six months’ notice or remove exclusivity from the Company. If exclusivity is withdrawn, the Company at its election can terminate the distribution agreement with six months’ notice. Upon termination of the agreement, Furrion has agreed to purchase from the Company any non-obsolete stocks of Furrion products at the cost paid by the Company. After the first year, Furrion and the Company have agreed to review these MPOs on an annual basis and adjust the MPOs as necessary based upon current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration (“NHTSA”) regarding reported incidents involving the Company’s products. In February 2015, NHTSA opened a Preliminary Evaluation as a result of four Vehicle Owner Questionnaires (VOQs) alleging failure of the Company’s electrically powered step (“Coach Step”), which was primarily supplied for motorhome RVs between model years 2008 and 2014. The Coach Step was no longer manufactured after 2014. In March 2015, NHTSA sent a formal request for information, data and supporting documentation from the Company regarding the

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Coach Step, which the Company provided in April 2015. After a thorough review of the design and operation of the Coach Step, the Company initiated a voluntary safety recall in September 2015 of all double and triple Coach Steps. The Company recorded a reserve of $1.1 million for the contingent obligation in selling, general and administrative expenses.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2015, would not be material to the Company’s financial position or annual results of operations.

Employee Severance

In the fourth quarter of 2015, the Company initiated a focused program to reduce indirect labor costs by approximately $12.0 to $14.0 million annually. In connection with this cost reduction program, the Company anticipates incurring severance charges of at least $2.5 million in the 2015 fourth quarter.

9.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	September 30,		December 31,
(In thousands)	2015	2014	2014
Common stock authorized	75,000	30,000	30,000
Common stock issued	26,827	26,329	26,534
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Weighted average shares outstanding for basic earnings per share	24,261	23,870	24,289	23,935
Common stock equivalents pertaining to stock options and deferred stock units	353	430	397	366
Weighted average shares outstanding for diluted earnings per share	24,614	24,300	24,686	24,301

The weighted average diluted shares outstanding for the nine months ended September 30, 2015 and 2014 exclude the effect of 284,884 and 322,542 shares of common stock, respectively, subject to stock-based awards. The weighted average diluted shares outstanding for the three months ended September 30, 2015 and 2014 exclude the effect of 237,384 and 322,542 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

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

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2015				December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$7,581	$7,581	$—	$—	$7,388	$7,388	$—	$—
Total assets	$7,581	$7,581	$—	$—	$7,388	$7,388	$—	$—

Liabilities
Contingent consideration	$10,363	$—	$—	$10,363	$8,129	$—	$—	$8,129
Deferred compensation	11,609	11,609	—	—	11,478	11,478	—	—
Total liabilities	$21,972	$11,609	$—	$10,363	$19,607	$11,478	$—	$8,129

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

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were fair valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains, foreign currency rates and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next three years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 15 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the nine months ended September 30:

	2015		2014
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Vacant owned facilities	$2,548	$—	$2,704	$—
Net assets of acquired businesses	25,881	—	59,544	—
Total assets	$28,429	$—	$62,248	$—

Vacant Owned Facilities

During the first nine months of 2015, the Company reviewed the recoverability of the carrying value of three vacant owned facilities, of which one of these facilities was sold and one was reopened. At September 30, 2015, the Company had one vacant owned facility, with an estimated fair value of $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

11.    NEW ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU applies to restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under the new guidance, an acquirer must recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual and interim periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts occurring after the effective date with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory measured using the first-in, first-out ("FIFO") or average cost methods. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Adoption of this ASU will not have a material impact on the Company's results of operations, cash flows or financial position.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs be presented on the balance sheet as a direct reduction from the related debt liability rather than as an asset. Amortization of the costs would be reported as interest expense. The amendments in this ASU are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. Adoption of this ASU will not have a material impact on the Company's results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

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

Drew Industries Incorporated (“Drew”, and collectively with its subsidiaries, the “Company”) conducts its operations through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components”). Drew, through Lippert Components, supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries, and to a lesser extent supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; modular housing; and factory-built mobile office units. Drew has no unconsolidated subsidiaries.

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant. At September 30, 2015, the Company operated 42 manufacturing facilities in the United States and Canada.

Net sales and operating profit were as follows for the:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$722,157	$643,629	$216,093	$196,213
Motorhomes	64,085	51,664	23,539	21,607
RV aftermarket	64,896	32,777	26,203	16,015
Adjacent industries	128,169	84,396	47,295	29,769
Total RV Segment net sales	979,307	812,466	313,130	263,604
MH Segment:
Manufactured housing OEMs	61,144	58,550	22,786	21,269
Manufactured housing aftermarket	12,010	10,849	3,880	3,677
Adjacent industries	16,377	19,566	5,500	5,721
Total MH Segment net sales	89,531	88,965	32,166	30,667
Total net sales	$1,068,838	$901,431	$345,296	$294,271

Operating profit:
RV Segment	$82,961	$72,048	$23,720	$20,287
MH Segment	9,682	8,172	3,451	2,784
Total segment operating profit	92,643	80,220	27,171	23,071
Sale of extrusion assets	—	(1,954)	—	—
Total operating profit	$92,643	$78,266	$27,171	$23,071

In the third quarter of 2015, the Company refined its methodology for categorizing sales within the RV Segment. This change improves accuracy, but has no impact on total RV Segment net sales or trends. Prior periods have been reclassified to conform to this presentation.

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
●LED televisions and sound systems, navigation systems and wireless backup cameras

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats. Approximately 74 percent of the Company’s RV Segment net sales for the twelve months ended September 30, 2015 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry during the twelve months ended September 30, 2015.

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

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were 8 percent of consolidated net sales for the first nine months of 2015. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. While there were no changes to the Company's segment reporting through September 30, 2015, the Company will continue to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess the impact of any changes to its reporting structures that will reflect how its CODM will assess the performance of the Company’s operating segments and make decisions about resource allocations which impact the operating segments the Company reports.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the Summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales, and between April and September, the Spring and Summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments.

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV markets, increased 6 percent in the first nine months of 2015 to 239,400 units, compared to the first nine months of 2014, as a result of:

•
An estimated 24,800 unit increase in retail demand in the first nine months of 2015, or 11 percent, as compared to the same period of 2014. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•
Partially offset by RV dealers seasonally decreasing inventory levels by an estimated 19,600 units in the first nine months of 2015, lower than the decrease in inventory levels of 7,600 units in the first nine months of 2014.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2015(1)	68,700	5%	93,800	7%	(25,100)
Quarter ended June 30, 2015	88,900	4%	111,000	11%	(22,100)
Quarter ended March 31, 2015	81,800	8%	54,200	18%	27,600
Quarter ended December 31, 2014	72,300	20%	42,800	18%	29,500
Twelve months ended September 30, 2015(1)	311,700	9%	301,800	12%	9,900

Quarter ended September 30, 2014	65,500	7%	87,900	12%	(22,400)
Quarter ended June 30, 2014	85,700	7%	100,200	7%	(14,500)
Quarter ended March 31, 2014	75,400	13%	46,100	9%	29,300
Quarter ended December 31, 2013	60,100	10%	36,400	12%	23,700
Twelve months ended September 30, 2014	286,700	9%	270,600	10%	16,100

(1)	Retail sales data for September 2015 has not been published; therefore retail and dealer inventory data includes a Company estimate for retail units sold.

Over the past twelve months, the RV industry has produced units earlier in its annual cycle than in prior years, with a 14 percent increase in wholesale shipments of travel trailer and fifth-wheel RVs between October 2014 and March 2015, followed by a four percent increase in wholesale shipments of travel trailer and fifth-wheel RVs between April 2015 and September 2015. Over that same twelve month period, retail sales of travel trailer and fifth-wheel RVs increased an estimated 12 percent. Based on the strength of retail sales to date and projected economic conditions, most industry analysts continue to report that RV dealer inventories of travel trailers and fifth-wheel RVs are in line with anticipated retail demand.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2015 increased 6 percent to 35,900 units compared to the same period of 2014. The Company estimates retail demand for motorhome RVs increased 11 percent in the first nine months of 2015. Based on the strength of retail sales to date and projected economic conditions, most industry analysts continue to report that RV dealer inventories of motorhome RVs are in line with anticipated retail demand.

In September 2015, the RVIA projected a 5 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2015, to 314,200 units. Further, the RVIA also projected a 3 percent increase in industry-wide wholesale

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

shipments of travel trailer and fifth-wheel RVs for 2016, to 322,300 units. In response to the estimated increase in wholesale RV production, several RV OEM customers are introducing new product lines and adding production capacity. However, unless retail demand matches these increased production levels, dealers could reduce the pace of their orders, and our customers, the OEMs, would need to adjust their production levels in future months. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Consumer confidence, after reaching a multi-year high earlier in 2015, has fluctuated in recent months. However, retail sales of travel trailer and fifth-wheel RVs have increased in 69 of the last 71 months on a year-over-year basis, corresponding with the overall improvement in consumer confidence. Several industry analysts also report the RV industry may continue to benefit from the growing popularity of the “RV Lifestyle” and the addition of new ‘entry-level’ RV units.

Although future retail demand is inherently uncertain, RV industry fundamentals in 2015 have been strong, as evidenced by the 11 percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first nine months of 2015. The Company believes the strong RV industry fundamentals, aided by demographic tailwinds, are positive signs for the balance of 2015 and 2016. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

Over the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 and 70 are projected to total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV. The RVIA reported much of the success of the RV industry has been driven by the Baby Boomer generation. The size of that generation is beginning to wane, and younger generations, Generation X and Millennials are becoming more relevant to future industry growth. Generation X and Millennials are more diverse, requiring new and creative marketing approaches to attract them to the RV industry. The RVIA has an advertising campaign promoting the “RV Lifestyle” targeted at both parents aged 30-49 with children at home, as well as couples aged 50-64 with no children at home. In addition, the RV OEMs have developed more entry level units, specifically targeting younger families, in both towables and motorhomes. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, are trends that could continue to motivate consumer demand for RVs. RVIA studies indicate that RV vacations cost significantly less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During the first nine months of 2015, multi-section homes were 54 percent of the total manufactured homes produced, consistent with 2012 - 2014. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 and 2010. Multi-section manufactured homes generally contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported that, for the first nine months of 2015, industry-wide wholesale shipments of manufactured homes were 52,100 units, an increase of 8 percent compared to the first nine months of 2014.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years of 2003 to 2007, when extremely low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped to below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has averaged about 11 percent, despite

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

interest rates for manufactured home loans remaining historically high relative to interest rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may experience a modest recovery as the economy continues to improve and home buyers look at affordable housing options. However, because of the current real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

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

RESULTS OF OPERATIONS

Consolidated Highlights

▪
Consolidated net sales in the third quarter of 2015 increased to $345 million, 17 percent higher than the 2014 third quarter. This growth in consolidated net sales primarily resulted from a 19 percent increase in net sales of the Company’s RV Segment for the 2015 third quarter compared to the 2014 third quarter. The acquisitions completed by the Company over the twelve months ended September 30, 2015, as well as the distribution and supply agreement with Furrion Limited entered into July 2015, added $23 million in net sales in the third quarter of 2015. The five percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, as well as increased content per unit through market share gains positively impacted the net sales growth in the 2015 third quarter. Further, the Company organically increased net sales to adjacent industries and the aftermarket.

The Company’s average content per travel trailer and fifth-wheel RV for the twelve months ended September 30, 2015, increased by $148, or 5 percent, to $2,952, compared to the same prior year twelve-month period of $2,804. The Company’s average content per motorhome RV for the twelve months ended September 30, 2015, increased by $307, or 20 percent, to $1,807, compared to the same prior year twelve-month period of $1,500.

▪
The Company reported net income of $17.3 million, or $0.70 per diluted share, for the third quarter ended September 30, 2015, compared to net income of $15.5 million, or $0.64 per diluted share, for the third quarter ended September 30, 2014.

▪
Operating profits during the third quarter of 2015 increased to $27.2 million, compared with $23.1 million in the third quarter of 2014. Operating profit margins in the third quarter of 2015 were 7.9 percent compared to 7.8 percent in the third quarter of 2014. The Company’s year-over-year incremental margin in the 2015 third quarter was lower than its target incremental margin, largely as a result of investments in fixed costs leading to higher indirect labor costs and third quarter sales of travel trailers and fifth-wheels with lower content per unit.

▪
In October 2015, the Company's consolidated net sales reached approximately $129 million, 11 percent higher than October 2014. Excluding the impact of acquisitions, the Company’s consolidated net sales for October 2015 were up 5 percent.

▪
Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected significant increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments for the long-term success of the Company. The Company has also added the teams acquired through acquisitions. As industry wholesale shipments growth has slowed from multi-year double-digit rates to mid-single-digit rates, the Company has evaluated its expenses and initiated a focused program to reduce indirect labor costs to regain operating leverage. Targeted cost savings of $12 to $14 million annually will come from aligning staff levels more closely to anticipated growth. In connection with the cost reductions, the Company anticipates incurring severance charges of at least $2.5 million in the 2015 fourth quarter.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

▪
In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Net sales reported by Spectal for 2014 were $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation.

▪
In July 2015, the Company entered into a six-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”). This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion supplies a premium line of LED televisions and sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry, with a potential content per towable and motorhome RV of approximately $500 per unit. Furrion’s sales were approximately $35 million in 2014, representing an existing market share of approximately 20 percent, providing the Company with the opportunity for significant sales growth and profit potential.

▪
In August 2015, the Company acquired the business and certain assets of Roehm Marine, LLC, also known as Signature Seating (“Signature”), a manufacturer of furniture solutions for fresh water boat manufacturers, primarily pontoon boats. Net sales reported by Signature for the twelve months ended June 2015 were approximately $16 million. The purchase price was $16.0 million paid at closing, plus contingent consideration based on future sales of this operation.

▪	In April 2015, the Company paid a special dividend of $2.00 per share, aggregating $48.2 million, paid to stockholders of record as of March 27, 2015.

RV Segment – Third Quarter

Net sales of the RV Segment in the third quarter of 2015 increased 19 percent compared to the third quarter of 2014. Net sales of components were to the following markets for the three months ended September 30:

(In thousands)	2015	2014	Change
RV OEMs:
Travel trailers and fifth-wheels	$216,093	$196,213	10%
Motorhomes	23,539	21,607	9%
RV aftermarket	26,203	16,015	64%
Adjacent industries	47,295	29,769	59%
Total RV Segment net sales	$313,130	$263,604	19%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30, were:

	2015	2014	Change
Travel trailer and fifth-wheel RV's	68,700	65,500	5%
Motorhomes	11,200	10,700	5%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the third quarter of 2015 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains.

The Company's net sales growth in components for motorhomes during the third quarter of 2015 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2015	2014	Change
Travel trailer and fifth-wheel RV	$2,952	$2,804	5%
Motorhome	$1,807	$1,500	20%

In the third quarter of 2015, the Company refined the calculation of RV content per unit. This change improves accuracy, but has no impact on total RV Segment net sales or trends of content per unit. Prior periods have been reclassified to conform to this presentation.

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net sales to the RV aftermarket increased during the third quarter of 2015 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $4 million in net sales during the third quarter of 2015. With an estimated 10 million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket.

The Company’s net sales to adjacent industries, including components for buses and trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats, increased during the third quarter of 2015 primarily due to market share gains and acquisitions completed in the first nine months of 2015, which acquisitions added $12 million in net sales during the third quarter of 2015. The Company continues to believe there are significant opportunities in adjacent industries.

Operating profit of the RV Segment was $23.7 million in the third quarter of 2015, an improvement of $3.4 million compared to the third quarter of 2014. This increase in RV Segment operating profit was less than the Company’s target 13 to 17 percent incremental margin. The operating profit margin of the RV Segment in the third quarter of 2015 was impacted by:

•
Fixed costs, which were approximately $5 to $6 million higher than in the third quarter of 2014. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected significant increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments for the long-term success of the Company. The Company also added the teams acquired through acquisitions. As industry wholesale shipments growth has slowed from multi-year double-digit rates to mid-single-digit rates, the Company has evaluated its expenses and initiated a focused program to reduce indirect labor costs to regain operating leverage. Targeted cost savings of $12 to $14 million annually will come from aligning staff levels more closely to anticipated growth. In connection with the cost reductions, the Company anticipates incurring severance charges of at least $2.4 million in the fourth quarter.

•
In addition, the seasonal shift in industry-wide production of RVs experienced over the past few quarters had a negative impact on the Company’s capacity planning efforts in the 2015 third quarter. Over the past several months, the industry-wide wholesale production growth rate of towable RVs slowed to mid-single digit rates. This primarily affected larger units containing more of the Company’s content, which the Company believes is due to the pull forward of production in late 2014 and early 2015. Customers have reported that orders received after the RV OEM Open House indicate a more normalized travel trailer and fifth-wheel RV wholesale shipment level in the fourth quarter of 2015.

•	An increase in stock-based compensation of approximately $1.3 million due to the implementation of the new 2015 compensation program for management.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

▪	Lower material costs. After increasing temporarily in the latter part of 2014, steel and aluminum costs declined over the first nine months of 2015. However, material costs remain volatile.

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

▪	Better fixed cost absorption. The spreading of fixed costs over a $51.0 million larger sales base.

▪
In July 2015, the Company agreed to terminate an aluminum extrusion supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter.

RV Segment – Year to Date

Net sales of the RV Segment in the first nine months of 2015 increased 21 percent compared to the first nine months of 2014. Net sales of components were to the following markets for the nine months ended September 30:

(In thousands)	2015	2014	Change
RV OEMs:
Travel trailers and fifth-wheels	$722,157	$643,629	12%
Motorhomes	64,085	51,664	24%
RV aftermarket	64,896	32,777	98%
Adjacent industries	128,169	84,396	52%
Total RV Segment net sales	$979,307	$812,466	21%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30, were:

	2015	2014	Change
Travel trailer and fifth-wheel RV's	239,400	226,600	6%
Motorhomes	35,900	34,000	6%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first nine months of 2015 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains. Additionally, acquisitions completed in 2014 and the first nine months of 2015 added $5 million in net sales during the first nine months of 2015.

The Company's net sales growth in components for motorhomes during the first nine months of 2015 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to acquisitions completed in 2014, which added $8 million in net sales during the first nine months of 2015. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company's net sales to the RV aftermarket increased during the first nine months of 2015 primarily due to market share gains and acquisitions completed in 2014. Acquisitions added $20 million in net sales during the first nine months of 2015. With an estimated 10 million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats, increased during the first nine months of 2015 primarily due to market share gains and acquisitions completed in 2014 and the first nine months of 2015. Acquisitions added $24 million in net sales during the first nine months of 2015. The Company continues to believe there are significant opportunities in adjacent industries.

Over the past several years, the Company has been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in the first nine months of 2015. The Company continues to focus on developing products tailored for international markets. In early September 2015, the Company participated in the largest RV show in Europe and received positive feedback on its products. As a result, the Company believes it will see additional orders from European OEMs.

Operating profit of the RV Segment was $83.0 million in the first nine months of 2015, an improvement of $10.9 million compared to the first nine months of 2014. This increase in RV Segment operating profit was less than the Company’s expected 13 to 17 percent incremental margin. The operating profit margin of the RV Segment in the first nine months of 2015 was impacted by:

•
Fixed, costs which were approximately $12 to $14 million higher than in the first nine months of 2014. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected significant increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments for the long-term success of the Company. The Company also added the teams acquired through acquisitions. As industry wholesale shipments growth has slowed from multi-year double-digit rates to mid-single-digit rates, the Company has evaluated its expenses and initiated a focused program to reduce indirect labor costs to regain operating leverage. Targeted cost savings of $12 to $14 million annually will come from aligning staff levels more closely to anticipated growth. In connection with the cost reductions, the Company anticipates incurring severance charges of at least $2.4 million in the fourth quarter.

In addition, the seasonal shift in industry-wide production of RVs experienced over the past few quarters had a negative impact on the Company’s capacity planning efforts in the 2015 third quarter. Over the past several months, the industry-wide wholesale production growth rate of towable RVs slowed to mid-single digit rates. This primarily affected larger units containing more of the Company’s content, which the Company believes is due to the pull forward of production in late 2014 and early 2015. Customers have reported that orders received after the RV OEM Open House indicate a more normalized travel trailer and fifth-wheel RV wholesale shipment level in the fourth quarter of 2015.

•	An increase in stock-based compensation of approximately $3.2 million due to the implementation of the new 2015 compensation program for management.
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

•	Better fixed costs absorption. The spreading of fixed costs over a $167 million larger sales base.

•	Lower material costs. After increasing temporarily in the latter part of 2014, steel and aluminum costs declined over the first nine months of 2015. However, material costs remain volatile.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

MH Segment – Third Quarter

Net sales of the MH Segment in the third quarter of 2015 increased 5 percent compared to the same period of 2014. Net sales of components were to the following markets for the three months ended September 30:

(In thousands)	2015	2014	Change
Manufactured housing OEMs	$22,786	$21,269	7%
Manufactured housing aftermarket	3,880	3,677	6%
Adjacent industries	5,500	5,721	(4)%
Total MH Segment net sales	$32,166	$30,667	5%

According to the IBTS, industry-wide wholesale shipments for the three months ended September 30, were:

	2015	2014	Change
Total homes produced	18,700	17,500	7%
Total floors produced	29,300	26,800	9%

Industry-wide wholesale shipments of manufactured homes increased 7 percent during the third quarter of 2015 when compared to the same period of the prior year, while the Company’s net sales of components for new manufactured homes increased 7 percent during the same period of 2015. The Company’s content per unit varies between customers.

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

Content per:	2015	2014	Change
Home produced	$1,173	$1,202	(2)%
Floor produced	$758	$780	(3)%

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

Operating profit of the MH Segment was $3.5 million in the third quarter of 2015, an increase of $0.7 million compared to the third quarter of 2014.

MH Segment – Year to Date

Net sales of the MH Segment in the first nine months of 2015 increased 1 percent compared to the same period of 2014. Net sales of components were to the following markets for the nine months ended September 30:

(In thousands)	2015	2014	Change
Manufactured housing OEMs	$61,144	$58,550	4%
Manufactured housing aftermarket	12,010	10,849	11%
Adjacent industries	16,377	19,566	(16)%
Total MH Segment net sales	$89,531	$88,965	1%

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the IBTS, industry-wide wholesale shipments for the nine months ended September 30, were:

	2015	2014	Change
Total homes produced	52,100	48,200	8%
Total floors produced	80,800	74,400	9%

The Company’s net sales of components for new manufactured homes increased 4 percent during the first nine months of 2015, lower than the 8 percent increase in industry-wide wholesale shipments of manufactured homes during the same period, primarily due to customer mix, as the Company’s content per unit varies between customers.

Operating profit of the MH Segment was $9.7 million in the first nine months of 2015, an increase of $1.5 million compared to the first nine months of 2014, primarily due to lower material costs, as well as a favorable change in product mix.

Income Taxes

The effective tax rate for the first nine months of 2015 of 36.2 percent was consistent with the effective tax rate for the first nine months of 2014 of 35.5 percent. The Company estimates the 2015 full year effective tax rate to be approximately 36 to 37 percent; however, legislative changes could impact this estimate.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2015	2014
Net cash flows provided by operating activities	$44,751	$66,964
Net cash flows used for investing activities	(60,997)	(126,161)
Net cash flows provided by (used for) financing activities	23,494	(7,079)
Net increase (decrease) in cash	$7,248	$(66,276)

Cash Flows from Operations

Net cash flows from operating activities in the first nine months of 2015 were $22.2 million lower than the same period of 2014, primarily due to:

•
A larger increase in inventories of $22.8 million in the first nine months of 2015 compared to the first nine months of 2014. The increase in inventories in the first nine months of 2015 was primarily due to increases in sourced products, including inventory to support the Furrion supply and distribution agreement and acquisitions completed in 2015. A portion of the increase in inventory is also due to strategic positions taken to take advantage of favorable market conditions or protect supply. Inventory turnover for the twelve months ended September 30, 2015 decreased to 7.2 turns compared to the full year 2014 at 8.2 turns. The Company is working to improve inventory turnover over the coming quarters, however, inventory turns may trend lower due to growth in product categories such as import furniture and Furrion electronics.

•
A $14.7 million smaller increase in accounts payable in the first nine months of 2015 compared to the first nine months of 2014, where 2014 benefited from lower purchases in the fourth quarter of 2013.

•
A $13.6 million larger seasonal increase in accounts receivable in the first nine months of 2015 compared to the first nine months of 2014. This larger increase was primarily due to increased net sales and the timing of payments by the Company’s customers. Average days sales in accounts receivable were 22 days at September 30, 2015, a slight increase from the 20 days average at September 30, 2014.

Partially offset by:

•	A $7.9 million increase in net income in the first nine months of 2015 compared to the first nine months of 2014.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
A $7.0 million larger increase in accrued expenses and other liabilities in the first nine months of 2015 compared to the first nine months of 2014, primarily due to the timing of payroll and related costs and the payment of income taxes, as well as an increase in the warranty accrual.

•	A $7.2 million increase in depreciation and amortization due to the investments in acquisitions and capital expenditures.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, the Company expects working capital to increase or decrease equivalent to approximately 10 to 12 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $30.7 million in the first nine months of 2015, and is expected to aggregate $40 million to $42 million for the full year 2015. Non-cash stock-based compensation in the first nine months of 2015 was $11.0 million, and is expected to be approximately $15 to $16 million for the full year 2015.

Cash Flows from Investing Activities
Cash flows used for investing activities of $61.0 million in the first nine months of 2015 were primarily comprised of $21.8 million for capital expenditures and $41.1 million for the acquisition of businesses. Cash flows used for investing activities of $126.2 million in the first nine months of 2014 were primarily comprised of $30.0 million for capital expenditures and $100.2 million for the acquisition of businesses.
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
In August 2015, the Company acquired the business and certain assets of Roehm Marine, LLC, also known as Signature Seating, a manufacturer of furniture solutions for fresh water boat manufacturers, primarily pontoon boats. The purchase price was $16.0 million paid at closing, plus contingent consideration based on future sales of this operation.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2 percent of net sales, while the growth portion has averaged approximately 10 to 12 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. In 2014, the Company's capital expenditures were $42.5 million, higher than its historical averages. The increased spending was the result of several long-term growth and capacity expansion initiatives. As such, coupled with the success achieved in lean manufacturing to free up additional manufacturing space, the Company believes it is well positioned to meet the increased demands expected for 2015 and 2016, and into 2017, without capital expenditures above normalized levels.
The Company estimates capital expenditures will be $28 to $29 million in 2015, including $14 to $15 million of “replacement” capital expenditures and $14 to $15 million of “growth” capital expenditures. Additional capital expenditures may be required depending on the extent of the sales growth and other initiatives by the Company.
The capital expenditures and acquisitions during the first nine months of 2015 were funded from periodic borrowings under the Company’s line of credit and $50 million of Senior Promissory Notes issued under the “shelf-loan” facility with Prudential. The capital expenditures for the balance of 2015 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows provided by financing activities in the first nine months of 2015 are primarily comprised of a net increase in indebtedness of $76.2 million partially offset by the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, paid to stockholders of record as of March 27, 2015. The increase in indebtedness includes new debt comprised of $50.0 million of Senior Promissory Notes drawn in March 2015 under the Prudential Investment Management, Inc. “shelf-loan” facility, as well as a $26.2 million net increase in outstanding borrowings under the Company’s line of credit. Borrowings under the Company’s line of credit reached a high of $71.6 million during the first nine months of 2015. In addition, the Company made $4.0 million in payments for contingent consideration related to acquisitions.
Cash flows used for financing activities in the first nine months of 2014 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in debt of $40.0 million. The increase in debt was due to borrowings under the Company's line of credit. In addition, in the first nine months of 2014, the Company received $3.6 million in cash and the related tax benefits from the exercise of stock-based compensation, offset by $3.7 million in payments for contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $10.4 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2015, including $2.7 million recorded as a current liability. For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.
On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. The Credit Agreement expires on January 1, 2019. At September 30, 2015, the Company had $2.7 million in outstanding letters of credit under the line of credit. Availability under the Company's line of credit was $55.5 million at September 30, 2015.
On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. This facility expires on February 24, 2017. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential, under the “shelf-loan” facility, for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2015. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at September 30, 2015.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Pursuant to the Credit Agreement and “shelf-loan” facility, at September 30, 2015, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2015, the Company was in compliance with all such requirements.
Availability under both the Credit Agreement and the “shelf-loan” facilities is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2015. The remaining availability under these facilities was $155.5 million at September 30, 2015. The Company believes the availability under the Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
Additional information on the Company’s Credit Agreement and “shelf-loan” facility is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first nine months of 2015 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” with respect to the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions,

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

plans and objectives of management and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of labor, employee benefits, employee retention, realization and impact of efficiency improvements and cost reductions, the successful entry into new markets, the costs of compliance with environmental laws and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in the Company’s subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At September 30, 2015, the Company had $41.8 million of variable rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings under these variable rate loans subsequent to September 30, 2015, and outstanding borrowings of $41.8 million, future cash flows would be reduced by $0.4 million per annum.
At September 30, 2015, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2015, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. At September 30, 2015, the Company had no derivative instruments outstanding.
The Company has historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases.
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

b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of September 30, 2015, would not be material to the Company’s financial position or annual results of operations.

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

DREW INDUSTRIES INCORPORATED
Registrant

By	/s/ David M. Smith
David M. Smith
Chief Financial Officer
November 9, 2015