Form 10-K
period 2015-12-31
DREW INDUSTRIES Inc
filed 2016-02-29
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,332,983,449. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 15, 2016) was 24,380,291 shares.

 DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be held on May 26, 2016 is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of labor, employee benefits, employee retention, realization and impact of efficiency improvements and cost reductions, the successful entry into new markets, the costs of compliance with environmental laws and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	72

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	72

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES	73

PART IV –

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES	73

SIGNATURES	77

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

PART I

Item 1.    BUSINESS.

Summary
Drew Industries Incorporated (“Drew” and collectively with its subsidiaries, the “Company” or the “Registrant”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries. The Company also supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; modular housing; and factory-built mobile office units.
The Company has two reportable segments: the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The RV Segment accounted for 92 percent of consolidated net sales for 2015, and the MH Segment accounted for 8 percent of consolidated net sales for 2015. Approximately 73 percent of the Company’s RV Segment net sales in 2015 were of products to manufacturers of travel trailer and fifth-wheel RVs.
The Company is focused on profitable growth, both organic and through the acquisition of manufacturers of components for RVs, manufactured homes and adjacent industries. In order to support this growth, over the past several years the Company has expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2015, the Company operated 42 manufacturing and distribution facilities in 16 states and Quebec, Canada, and reported consolidated net sales of $1.4 billion for the year ended December 31, 2015.
The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company’s principal executive and administrative offices are located at 3501 County Road 6 East, Elkhart, Indiana 46514; telephone number (574) 535-1125; website www.drewindustries.com; e-mail drew@drewindustries.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports) filed with the SEC as soon as reasonably practicable after such materials are electronically filed.

Recent Developments

Sales and Profits
Consolidated net sales for 2015 increased to a record $1.4 billion, 18 percent higher than 2014. Acquisitions completed by the Company in 2015, as well as the Furrion Limited (“Furrion”) distribution and supply agreement for premium electronics (the “Furrion Agreement”), added $52 million in net sales in 2015. A five percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, as well as increased content per unit through market share gains, also positively impacted net sales growth in 2015.
In 2015, the Company continued to grow sales to both adjacent industries and the aftermarket for the RV and MH Segments. Aggregate net sales to adjacent industries increased 40 percent to $193 million and aftermarket net sales increased 62 percent to $103 million. Together, these markets now account for 21 percent of consolidated net sales, double the percentage from 2010.
For the full-year 2015, the Company’s net income increased to $74.3 million, or $3.02 per diluted share, up from net income of $62.3 million, or $2.56 per diluted share, in 2014. Excluding certain charges for severance, environmental and legal costs in 2015, net income would have been $79.0 million in 2015, or $3.20 per diluted share, and excluding the 2014 loss on the sale of the Company's aluminum extrusion-related assets, net income would have been $63.5 million in 2014, or $2.61 per diluted share.
In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company describes in detail the increase in its sales and profits during 2015.

Acquisitions

During 2015 and early 2016 the Company completed five acquisitions:

In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), an Elkhart, Indiana-based manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Net sales reported by EA Technologies for 2014 were $17 million. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing. In connection with this acquisition, the Company also acquired a 250,000 square foot facility.

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

In August 2015, the Company acquired the business and certain assets of Roehm Marine, LLC, also known as Signature Seating (“Signature”), a Ft. Wayne, Indiana-based manufacturer of furniture solutions for fresh water boat manufacturers, primarily pontoon boats. Net sales reported by Signature for the twelve months ended June 2015 were approximately $16 million. The purchase price was $16.0 million paid at closing, plus contingent consideration based on future sales of this operation.

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. Estimated net sales of the marine furniture business were approximately $20 million. The purchase price was $10.0 million paid at closing. Concurrently with the acquisition, the Company entered into a five-year supply agreement for marine furniture and other products with Highwater and Elkhart, Indiana-based Bennington, the largest manufacturer of pontoon boats in the United States.

In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc. (“Flair”), a Goshen, Indiana-based manufacturer of RV furniture. Net sales reported by Flair for 2015 were approximately $25 million. The purchase price was $8.1 million paid at closing.

Other Developments

On April 10, 2015, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, was paid to stockholders of record as of March 27, 2015.

In July 2015, the Company entered into a 6-year exclusive distribution and supply agreement with Furrion, a Hong Kong based firm that designs, engineers and manufacturers premium electronics. This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of LED televisions, sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry.

RV Segment

Through its wholly-owned subsidiaries, the Company manufactures or distributes a variety of products used in the production of RVs, including:

● Steel chassis for towable RVs	● Furniture and mattresses
● Axles and suspension solutions for towable RVs	● Entry, luggage, patio and ramp doors
● Slide-out mechanisms and solutions	● Electric and manual entry steps
● Thermoformed bath, kitchen and other products	● Awnings and awning accessories
● Windows	● Electronic components
● Manual, electric and hydraulic stabilizer and leveling systems	● LED televisions, sound systems, navigation systems and wireless backup cameras
● Chassis components	● Other accessories

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats. In 2015, the RV Segment represented 92 percent of the Company’s consolidated net sales, and 90 percent of consolidated segment operating profit. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers). Approximately 73 percent of the Company’s RV Segment net sales in 2015 were of products to manufacturers of travel trailer and fifth-wheel RVs.

Raw materials used by the Company’s RV Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, wood, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company’s RV Segment consist primarily of fabricating, welding, thermoforming, painting, sewing and assembling components into finished products. The Company’s RV Segment operations are conducted at 38 manufacturing and warehouse facilities throughout the United States and Canada, strategically located in proximity to the customers they serve. Of these facilities, 7 also conduct operations in the Company’s MH Segment. See Item 2. “Properties.”

The Company’s RV Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO), Forest River (a Berkshire Hathaway company, symbol: BRKA), Jayco (a private company) and other OEMs, and, to a lesser extent, to manufacturers in adjacent industries and distributors and retail dealers of aftermarket products.

The RV industry is highly competitive, both among manufacturers of RVs and the suppliers of RV components, generally with low barriers to entry other than compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. The Company competes with several other component suppliers on a regional and national basis with respect to a broad array of components for both towable and motorized RVs. The Company’s RV Segment operations compete on the basis of customer service, quality, functionality, product innovation, price and reliability. Although definitive information is not readily available, the Company believes with respect to its principal RV products (i) it is the leading supplier of windows and doors for towable RVs; (ii) it is the leading supplier of chassis and slide-out mechanisms for towable RVs; (iii) the leading suppliers of axles for towable RVs are the Company and Dexter Axle Company; (iv) it is the leading supplier of furniture for towable RVs, and the Company competes with several other manufacturers; (v) the Company is the leading supplier of leveling systems for towable RVs; and (vi) the leading suppliers of awnings for towable RVs are the Company, Carefree of Colorado and Dometic Corporation.

The Company’s share of the market for its products in adjacent industries cannot be readily determined; however, RV Segment net sales to adjacent industries increased from $113 million in 2014 to $172 million in 2015. The Company’s share of the aftermarket for RV parts also cannot be readily determined; however, RV Segment net sales to the aftermarket increased from $50 million in 2014 to $87 million in 2015. The Company has made investments in people, technology and equipment to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the RV Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

MH Segment

Through its wholly-owned subsidiaries, the Company manufactures or distributes a variety of products used in the production of manufactured homes, including:

●Vinyl and aluminum windows	●Aluminum and vinyl patio doors
●Thermoformed bath and kitchen products	●Steel chassis and related components
●Steel and fiberglass entry doors	●Axles

The Company also supplies certain of these products to the manufactured housing aftermarket and to adjacent industries, including modular housing and mobile office units. In 2015, the MH Segment represented 8 percent of the Company’s consolidated net sales, and 10 percent of consolidated segment operating profit. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

Raw materials used by the Company’s MH Segment, consisting primarily of steel (coil, sheet and I-beam), extruded aluminum and vinyl, glass, and ABS resin, are available from a number of sources, both domestic and foreign.

Operations of the Company’s MH Segment consist primarily of fabricating, welding, thermoforming, painting and assembling components into finished products. The Company’s MH Segment operations are conducted at 13 manufacturing and warehouse facilities throughout the United States, strategically located in proximity to the customers they serve. Of these facilities, 7 also conduct operations in the Company’s RV Segment. See Item 2. “Properties.”

The Company’s manufactured housing products are sold primarily to major producers of manufactured homes such as Clayton Homes (a Berkshire Hathaway company, symbol: BRKA), Cavco Industries, Inc. (symbol: CVCO), and other OEMs, and, to a lesser extent, to manufacturers in adjacent industries and distributors of aftermarket products.

The manufactured housing industry is also highly competitive among manufacturers and suppliers. The Company competes with several other component suppliers with respect to a broad array of components, as well as with manufacturers of manufactured homes with vertically integrated operations. The Company’s MH Segment competes on the basis of customer service, quality, product innovation, price and reliability. Although definitive information is not readily available, the Company believes with respect to its principal manufactured housing products (i) it is the leading supplier of windows for manufactured homes; (ii) the Company’s manufactured housing chassis and chassis parts operations compete with several other manufacturers of chassis and chassis parts, as well as with builders of manufactured homes, many of which produce their own chassis and chassis parts; and (iii) the Company’s thermoformed bath and kitchen unit operation competes with several other manufacturers of bath and kitchen units.

The Company’s share of the market for its products in adjacent industries and the aftermarket cannot be readily determined. MH Segment net sales to adjacent industries and the aftermarket was $20 million and $16 million in 2015, respectively. The Company has made investments in people, technology and equipment to increase its share of both adjacent industries and the aftermarket, and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the MH Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Sales and Marketing

The Company’s sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality of its products, innovation, service, price and customer satisfaction. As a result of the Company's strategic decision to increase its sales to the aftermarket and adjacent industries, as well as expand into international markets, the Company has increased its annual marketing and advertising expenditures over the past few years, which were approximately $2 million in 2015.

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

Capacity

In 2015, the Company’s facilities operated at an average of approximately 55 percent of their practical capacity, assuming at least two shifts of production at all facilities. However, while certain facilities could add a second shift of production in the short term, the Company has found this to be inefficient over the long term. Capacity varies significantly based on seasonal demand, as well as by facility, product line and geographic region, with certain facilities at times operating below 50 percent utilization, and other facilities at times operating above 90 percent utilization.

At December 31, 2015, the Company operated 42 manufacturing and distribution facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2015 were $29 million, and included approximately $15 million of “replacement” capital expenditures and approximately $14 million of “growth” capital expenditures. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management to help ensure the Company can maintain a high level of production efficiencies throughout its operations.

Seasonality

The RV and manufactured housing industries, as well as other industries where the Company sells products or where its products are used, historically have been seasonal and generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the addition of major RV open houses for dealers to the September/October timeframe, and the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, as well as the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years.

International

Over the past several years, the Company has been gradually growing international RV sales, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2015. The Company continues to focus on developing products tailored for international RV markets. The Company participates in the largest RV shows in Europe and has been receiving positive feedback on its products, especially its proprietary slide-out products. The Company has spent more than two years developing three slide-out systems suited to the needs of the European market, which were recently featured on new RV models. As a result, the Company believes it will see additional orders from European RV OEMs. The Company’s Director of International Business Development spends time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. The Company estimates the addressable market for annual net sales of its products outside of North America to be $750 million.

Intellectual Property

The Company holds 190 United States and foreign patents and has over 50 patent applications pending that relate to various products sold by the Company. The Company has also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments. The Company believes its patents are valuable and vigorously protects its patents when appropriate.

From time to time, the Company has received notices or claims it may be infringing certain patent or other intellectual property rights of others, and the Company has given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. However, no material litigation is currently pending as a result of these claims.

Research and Development

The Company strives to be an industry leader in product innovation and is focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $8 million in 2015 and $5 million in both 2014 and 2013, respectively.

Regulatory Matters

Rules promulgated under the Transportation Recall Enhancement, Accountability and Documentation Act (the “Tread Act”) require manufacturers of motor vehicles and certain motor vehicle related equipment to regularly make reports and submit documents and certain historical data to the National Highway Traffic Safety Administration (“NHTSA”) of the United States Department of Transportation (“DOT”) to enhance motor vehicle safety, and to respond to requests for information relating to specific complaints or incidents.

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles and equipment must comply with Federal Motor Vehicle Safety Standards (“FMVSS”) promulgated by NHTSA relating to lighting, braking, wheels, tires and other vehicle systems.

Windows and doors produced by the Company for the RV industry must comply with regulations promulgated by NHTSA governing safety glass performance, egress ability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation. Windows produced by the Company for buses also must comply with FMVSS promulgated by NHTSA.

Upholstered products and mattresses produced by the Company for RVs and buses must comply with FMVSS promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for RVs must comply with regulations promulgated by the Consumer Products Safety Commission regarding flammability, as well as standards for toxic chemical levels and labeling requirements promulgated by the California Office of Environmental Health Hazard Assessment. Plywood, particleboard and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the Recreation Vehicle Industry Association (“RVIA”).

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

The Company believes it is currently operating in compliance, in all material respects, with applicable laws and regulations and has made reports and submitted information as required. The Company does not believe the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on the Company's operations, financial condition or competitive position; however, there can be no assurance this trend will continue as health and safety laws, regulations or other pertinent requirements evolve.

Environmental

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge, transport and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, and recorded a pre-tax charge of $1.5 million related to environmental costs in 2015. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue.

Employees

The number of persons employed full-time by the Company at December 31, 2015 was 6,576, compared to 5,845 at December 31, 2014. The total at December 31, 2015 included 5,362 in manufacturing, 288 in transportation, 93 in sales, 172 in customer support and servicing, and 661 in administration. None of the employees of the Company are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

Executive Officers

The following table sets forth our executive officers as of December 31, 2015:

Name	Position

Jason D. Lippert	Chief Executive Officer and Director
Scott T. Mereness	President
David M. Smith	Chief Financial Officer
Robert A. Kuhns	Vice President – Chief Legal Officer and Secretary
Jamie M. Schnur	Chief Administrative Officer
Nick C. Fletcher	Chief Human Resources Officer

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or Directors of the Company. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016.

JASON D. LIPPERT (age 43) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Mr. Lippert has over 16 years of experience with Drew and its subsidiaries, and has served in a wide range of leadership positions.

SCOTT T. MERENESS (age 44) became President of the Company effective May 10, 2013, and has been President of Lippert Components since July 2010. Mr. Mereness has over 16 years of experience with Drew and its subsidiaries, and has served in a wide range of leadership positions.

DAVID M. SMITH (age 52) has been the Chief Financial Officer since September 2015. Prior to joining the Company, Mr. Smith served for the past ten years as Senior Vice President and Chief Financial Officer of Key Safety Systems, Inc., a global leader in the design, development and manufacturing of passive safety systems primarily to the automotive industry.

ROBERT A. KUHNS (age 50) joined the Company in March 2013, and has been Vice President – Chief Legal Officer and Secretary since July 2013. Prior to joining the Company, he was a partner in the Corporate Group at the Minneapolis office of Dorsey & Whitney LLP, a full-service global law firm.

JAMIE M. SCHNUR (age 44) became Chief Administrative Officer of the Company effective May 2013. Mr. Schnur has over 19 years of experience with the Company, and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 55) joined the Company on February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Other Officers

BRIAN M. HALL (age 41) joined the Company in March 2013, and has been Corporate Controller since July 2013. Prior to joining the Company, he was a Senior Manager at Crowe Horwath LLP. Mr. Hall is a Certified Public Accountant.

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

The RV and manufactured housing markets, as well as other markets where we sell our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand. Periods of economic recession have adversely affected, and could again adversely affect, our operating results. Companies in these industries are subject to volatility in production levels, shipments, sales and operating results due to changes in external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, fuel prices and other economic conditions affecting consumer demand and discretionary consumer spending, as well as demographic and political changes. Consequently, our operating results for any prior period may not be indicative of results for any future period.

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

Retail dealers of RVs and manufactured homes and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. Reduction in the availability of floor-plan financing has in the past caused, and would likely cause, many dealers to reduce inventories, which would result in reduced production, resulting in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products.

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and manufactured homes, resulting in reduced demand for our products.

Restrictions on the availability of consumer financing for RVs and manufactured homes and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers to purchase RVs and manufactured homes, which would result in reduced production of RVs and manufactured homes by our customers, and therefore reduce demand for our products.

Loans used to finance the purchase of manufactured homes usually have shorter terms and higher interest rates, and are more difficult to obtain, than mortgages for site-built homes. Historically, lenders required a higher down payment, higher credit scores and other criteria for these loans. Current lending criteria are higher than historical criteria, and many potential buyers of manufactured homes may not qualify.

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

Dealers and manufacturers could accumulate unsold inventory. High levels of unsold inventory have in the past caused, and would cause, a reduction in orders, which would likely cause a decline in demand for our products.

Gasoline shortages, or high prices for gasoline, could lead to reduced demand for our products.

Fuel shortages, and substantial increases in the price of fuel, have had a material adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 73 percent of our RV Segment net sales in 2015, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

The manufactured housing industry has experienced a significant long-term decline in shipments, which has led to reduced demand for our products.

Our MH Segment, which accounted for 8 percent of consolidated net sales for 2015, operates in an industry which has experienced a decline in production of new homes compared to the peak of production in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and was exacerbated by economic and political conditions during the financial crisis.

Although industry-wide wholesale production of manufactured homes has improved in recent years, our annual results of operations could decline if manufactured housing industry conditions were to worsen.

Company-Specific Risk Factors

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2015, the RV Segment represented 92 percent of our consolidated net sales, and 90 percent of consolidated segment operating profit. Approximately 73 percent of our RV Segment net sales in 2015 were of products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our RV Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2015. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

Volatile raw material costs could adversely impact our financial condition and operating results.

The prices we pay for steel and aluminum represented approximately 45 percent and 15 percent, respectively, of our raw material costs in 2015. These, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

We import a portion of our raw materials and the components we sell and the effect of foreign exchange rates could adversely affect our operating results

We negotiate for the purchase of a significant portion of raw materials and semi-finished components with suppliers that are not located in the United States. As such, the prices we pay in part are dependent upon the rate of exchange for US Dollars versus the currency of the local supplier. A dramatic weakening of the US Dollar could increase our cost of goods sold and such cost increases may not be offset through price increases for our products, adversely impacting our margins.

Inadequate supply of raw materials or components used to make our products could adversely impact our financial condition and operating results.

Our business depends on our ability to source raw materials, such as steel and aluminum, and certain components in a timely and cost efficient manner. If raw materials or components that are used in manufacturing our products, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted or delayed, our manufacturing operations could be adversely affected. We currently import, or purchase from suppliers who import, approximately 24 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Labor disputes at various ports or at our suppliers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

The loss of any customer accounting for more than 10 percent of our consolidated net sales could have a material adverse impact on our operating results.

Two customers of the RV Segment accounted for a combined 39 percent, and another customer of both the RV Segment and the MH Segment accounted for 26 percent, of our consolidated net sales in 2015. The loss of any of these customers would have a material adverse impact on our operating results and financial condition.

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

In certain geographic regions in which we have manufacturing facilities we have experienced, and could again experience, shortages of qualified employees. Competition for skilled workers, especially during improving economic times, may increase the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers relatively easily. If such conditions become extreme, we may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our operating results and financial condition.

We may incur unexpected expenses, or face unanticipated delays, in connection with investments we make in our business, which could adversely impact our results.

It may take longer than initially anticipated for us to realize expected results from investments in research and development or acquired businesses, as well as initiatives we have implemented to increase capacity and improve production efficiencies, automation, customer service and other aspects of our business, or we may incur unexpected expenses in connection with these matters. These conditions could have an adverse effect on our operating results and financial condition.

We have recently entered new markets in order to enhance our growth potential. Uncertainties with respect to these new markets could impact our operating results.

We are a leading supplier of components for RVs and manufactured housing, and currently have a significant share of the market for certain of our products, which limits our ability to expand our market share for those products. We have made investments in order to expand the sale of our products in the RV and manufactured housing aftermarket, and in adjacent industries beyond RVs and manufactured housing. We are also exploring opportunities to increase export sales of our products to international markets. Limited operating experience or limited brand recognition in new markets may limit our expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products could adversely impact our business growth in these markets and our results of operations.

If acquired businesses are not successfully integrated into our operations, our financial condition and operating results could be adversely impacted.

We have completed several business acquisitions and may continue to engage in acquisitions or similar activities, including joint ventures and other business transactions that involve potential risks, including failure to successfully integrate and realize the expected benefits of such transactions, assumption of liabilities of the acquired businesses, and possible culture conflicts. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. If we are unable to efficiently integrate these businesses, the attention of our management could be diverted from our existing operations, which could impair our ability to execute our business plans. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions may have an adverse impact on our results of operations and financial condition.

The loss of key management could reduce our ability to execute our business strategy and could adversely affect our business and results of operations.

We are dependent on the knowledge, experience and skill of our managerial personnel. The loss of the services of one or more key managers or the failure to attract or retain qualified management staff could impair our ability to execute our business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to numerous international, federal, state and local regulations, and increased costs of compliance, failure in our compliance efforts or events beyond our control could result in damages, expenses or liabilities that could adversely impact our financial condition and operating results.

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the National Highway Traffic Safety Administration (“NHTSA”) of the United States Department of Transportation (“DOT”), the Consumer Products Safety Commission, the United States Department of Housing and Urban Development (“HUD”), and consumer safety standards promulgated by state regulatory agencies and industry associations, and the failure to comply with present or future regulations and standards could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. Sales in foreign countries may be subject to similar regulations. Any recalls of our products, voluntary or involuntary, could adversely impact our financial condition and operating results. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

Further, certain U.S. and foreign laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, quality of services, warranty, product liability, real estate, intellectual property, tax, import and export, and competition. We are also subject to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-bribery laws applicable to our operations. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of any such laws could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

In addition, potentially significant expenditures could be required in order to comply with evolving healthcare, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities. Our operating profit margin in 2015 was impacted by higher health insurance costs, largely due to increased employee participation, which we believe is largely due to the new healthcare requirements, and operating profit will likely continue to be impacted in future periods.

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

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required annual disclosures. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices, which could adversely affect our ability to meet customer demand. We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

If our information technology systems fail to perform adequately or are breached, our operations could be disrupted and could adversely affect our business, reputation and results of operation.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, inventory, supply chain, order entry and fulfillment, manufacturing, distribution, warranty administration, invoicing, collection of payments, and other business processes. We use information systems to report and support the audit our operational and financial results. Additionally, we rely upon information systems in our sales, marketing, human resources and communication efforts. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, security breaches, telecommunications failures, computer viruses, hackers, and other manipulation or improper use of our systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Further, we have selected and have begun implementing a new enterprise resource planning (“ERP”) system, the full implementation of which is expected to take several years; however, there may be other challenges and risks as we upgrade and standardize our ERP system on a company-wide basis.
If we expand our business internationally, we will be subject to new operational and financial risks.

We have been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 1 percent of 2015 consolidated net sales. We plan to continue pursuing international opportunities. Business outside of the United States is subject to various risks, many of which are beyond our control, including: changes in tariffs, trade restrictions, trade agreements, and taxations; difficulties in managing or overseeing foreign operations and agents; differences in regulatory environments, labor practices and market practices; cultural and linguistic differences; foreign currency fluctuations and limitations on the repatriation of funds because of foreign exchange controls; different liability standards; and intellectual property laws of countries which do not protect our rights in our intellectual property to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may have an adverse impact on our operating results and financial condition, as well as impact our ability to operate in international markets.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. In addition, the Company maintains administrative facilities used for corporate and administrative functions. At December 31, 2015, the Company’s properties were as follows:

		RV SEGMENT

City	State/Province	Square Feet	Owned	Leased
Double Springs (1)	Alabama	54,500	☑
Gilbert	Arizona	11,600		☑
Rialto (1)	California	56,430	☑
Lakeland	Florida	15,000		☑
Nampa	Idaho	147,000		☑
Nampa(1)	Idaho	29,225	☑
Twin Falls	Idaho	16,060		☑
Goshen (1)	Indiana	459,200	☑

		RV SEGMENT

City	State/Province	Square Feet	Owned	Leased
Goshen	Indiana	355,960	☑
Goshen	Indiana	363,000		☑
Elkhart	Indiana	308,864	☑
South Bend	Indiana	275,973		☑
Elkhart	Indiana	250,000	☑
Goshen	Indiana	144,500	☑
Fort Wayne	Indiana	140,000		☑
Goshen (1)	Indiana	138,700	☑
Middlebury	Indiana	122,226	☑
Auburn	Indiana	119,000		☑
Elkhart	Indiana	102,900		☑
Middlebury	Indiana	101,776	☑
Goshen	Indiana	95,960		☑
Elkhart	Indiana	92,000	☑
Goshen	Indiana	87,800	☑
Goshen	Indiana	53,500	☑
Goshen	Indiana	50,000	☑
Elkhart	Indiana	28,000		☑
Goshen	Indiana	22,000		☑
Elkhart	Indiana	18,000		☑
Sterling Heights	Michigan	27,363		☑
Jackson Center	Ohio	12,000		☑
Pendleton	Oregon	56,800	☑
McMinnville (1)	Oregon	17,850	☑
Granby	Quebec	60,000		☑
Gaffney	South Carolina	55,000		☑
Springfield	Tennessee	60,000		☑
Waxahachie (1)	Texas	25,000	☑
Kaysville	Utah	70,000		☑
		4,043,187 (2)
____________________________

(1)	These plants also produce products for the MH Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the RV Segment.

(2)	At December 31, 2014, the Company’s RV Segment used an aggregate of 3,353,867 square feet for manufacturing and warehousing.

		MH SEGMENT

City	State	Square Feet	Owned	Leased
Double Springs (1)	Alabama	54,500	☑
Rialto (1)	California	6,270	☑
Fitzgerald	Georgia	79,000	☑
Nampa(1)	Idaho	54,275	☑
Goshen	Indiana	110,000	☑

		MH SEGMENT

City	State	Square Feet	Owned	Leased
Howe	Indiana	60,000	☑
Goshen (1)	Indiana	25,000	☑
Goshen (1)	Indiana	14,500	☑
Arkansas City	Kansas	7,800		☑
McMinnville (1)	Oregon	17,850	☑
Denver	Pennsylvania	40,200		☑
Chester	South Carolina	108,600	☑
Waxahachie (1)	Texas	170,000	☑
		747,995 (2)
____________________________

(1)	These plants also produce products for the RV Segment. The square footage indicated above represents that portion of the building that is utilized for the manufacture of products for the MH Segment.

(2)	At December 31, 2014, the Company’s MH Segment used an aggregate of 747,995 square feet for manufacturing and warehousing.

		ADMINISTRATIVE

City	State/Province	Square Feet	Owned	Leased
Double Springs	Alabama	7,200	☑
Elkhart	Indiana	49,200		☑
Goshen	Indiana	40,000	☑
South Bend	Indiana	25,000		☑
Goshen	Indiana	25,000		☑
Elkhart	Indiana	20,000	☑
Goshen	Indiana	15,500	☑
Goshen	Indiana	11,000	☑
Elkhart	Indiana	8,000	☑
Goshen	Indiana	6,000		☑
Goshen	Indiana	1,680	☑
Sterling Heights	Michigan	6,387		☑
Granby	Quebec	5,000		☑
Gaffney	South Carolina	2,500		☑
Springfield	Tennessee	2,500		☑
Waxahachie	Texas	16,000		☑
Waxahachie	Texas	5,000	☑
Kaysville	Utah	5,000		☑
		250,967

At December 31, 2015, the Company maintained the following facilities, or partial facilities, not currently used in production.

City	State	Square Feet
Phoenix*	Arizona	61,000
South Bend*	Indiana	238,164
Goshen	Indiana	68,125
____________________________
*Currently leased to a third party.

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2015, would not be material to the Company’s financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of January 29, 2016, there were 373 holders of the Company’s Common Stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s Common Stock trades on the New York Stock Exchange under the symbol “DW”.

Information concerning the high and low closing prices of the Company’s Common Stock for each quarter during 2015 and 2014 is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,002,000	$3.25	1,305,440
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,002,000	$3.25	1,305,440

Pursuant to the Drew Industries Incorporated Equity Award and Incentive Plan, As Amended and Restated (the “Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and consultants equity-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the Plan was 1,305,440 at December 31, 2015, and 1,389,506 at December 31, 2014. The Plan is the Company’s only equity compensation plan.

Dividend Information

On April 10, 2015, the Company paid a special cash dividend of $2.00 per share to holders of record of its Common Stock on March 27, 2015, and on January 6, 2014, the Company paid a special cash dividend of $2.00 per share to holders of record of its Common Stock on December 20, 2013. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors. The Company’s dividend policy is not subject to specific restrictions in its financing agreements, but rather is limited by certain of the debt covenant calculations.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011

Operating Data:
Net sales	$1,403,066	$1,190,782	$1,015,576	$901,123	$681,166
Severance	$3,716	$—	$—	$—	$—
Sale of extrusion assets	$—	$1,954	$—	$—	$—
Executive succession	$—	$—	$1,876	$1,456	$—
Operating profit	$116,254	$95,487	$78,298	$58,132	$48,548
Income before income taxes	$114,369	$95,057	$77,947	$57,802	$48,256
Provision for income taxes	$40,024	$32,791	$27,828	$20,462	$18,197
Net income	$74,345	$62,266	$50,119	$37,340	$30,059

Net income per common share:
Basic	$3.06	$2.60	$2.15	$1.66	$1.35
Diluted	$3.02	$2.56	$2.11	$1.64	$1.34

Financial Data:
Net working capital	$169,580	$100,451	$107,339	$84,243	$85,657
Total assets	$622,946	$543,841	$453,184	$373,868	$351,083
Long-term obligations	$85,509	$41,758	$21,380	$19,843	$21,876
Stockholders’ equity	$438,575	$394,898	$313,613	$284,245	$277,296

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

Drew Industries Incorporated (“Drew”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries. The Company also supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; modular housing; and factory-built mobile office units.

The Company has two reportable segments: the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant. At December 31, 2015, the Company operated 42 manufacturing and distribution facilities in the United States and Canada.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$938,787	$841,497	$727,783
Motorhomes	86,513	70,332	47,937
RV aftermarket	87,447	49,570	25,334
Adjacent industries	172,181	113,049	92,640
Total RV Segment net sales	1,284,928	1,074,448	893,694
MH Segment:
Manufactured housing OEMs	82,032	77,421	80,245
Manufactured housing aftermarket	15,559	14,186	13,719
Adjacent industries	20,547	24,727	27,918
Total MH Segment net sales	118,138	116,334	121,882
Total net sales	$1,403,066	$1,190,782	$1,015,576

Operating profit:
RV Segment	$107,485	$86,571	$68,248
MH Segment	12,485	10,870	11,926
Total segment operating profit	119,970	97,441	80,174
Severance	(3,716)	—	—
Sale of extrusion assets	—	(1,954)	—
Executive succession	—	—	(1,876)
Total operating profit	$116,254	$95,487	$78,298

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

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2015	2014	2013
Net sales
RV Segment	92%	90%	88%
MH Segment	8%	10%	12%
Total net sales	100%	100%	100%

Operating Profit:
RV Segment	90%	89%	85%
MH Segment	10%	11%	15%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2015	2014	2013
RV Segment	8.4%	8.1%	7.6%
MH Segment	10.6%	9.3%	9.8%

The Company’s RV Segment manufactures or distributes a variety of products used in the production of RVs, including:

● Steel chassis for towable RVs	● Furniture and mattresses
● Axles and suspension solutions for towable RVs	● Entry, luggage, patio and ramp doors
● Slide-out mechanisms and solutions	● Electric and manual entry steps
● Thermoformed bath, kitchen and other products	● Awnings and awning accessories
● Windows	● Electronic components
● Manual, electric and hydraulic stabilizer and leveling systems	● LED televisions, sound systems, navigation systems and wireless backup cameras
● Chassis components	● Other accessories

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheels, folding camping trailers and truck campers). Approximately 73 percent of the Company’s RV Segment net sales in 2015 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry in 2015.

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

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were 8 percent of consolidated 2015 net sales. In addition, the Company has recently increased its focus on the significant opportunities in the aftermarket. The Company continues to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess how changes to its reporting structures would be used by the CODM to assess the performance of the Company’s operating segments and make decisions about resource allocations. Any such changes could necessitate a revision to the operating segments the Company reports.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).
The annual sales cycle for the RV industry has historically started in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Based on dealer surveys and information from wholesale finance companies, industry analysts report dealer inventories of travel trailer and fifth-wheel RVs are in-line with anticipated retail demand in the upcoming spring 2016 selling season. During 2015, wholesale sales of travel trailers and fifth-wheel RV exceeded retail sales by less than 1 percent, indicating dealers are managing their inventories more tightly and suggesting that changes in retail demand could more closely affect wholesale sales than in recent history.

According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2015, the Company’s primary RV markets, increased 5 percent to 314,400 units compared to 2014, as a result of:

•
An estimated 35,900 unit increase in retail demand in 2015, or 13 percent, as compared to 2014. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•	RV dealers increasing inventory levels by 1,200 units in 2015.
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

	Wholesale		Retail		Estimated Unit Impact on Dealer
	Units	Change	Units	Change	Inventories
Year ended December 31, 2015	314,400	5%	313,200	13%	1,200
Year ended December 31, 2014	298,900	12%	277,300	11%	21,600
Year ended December 31, 2013	268,000	10%	250,800	13%	17,200

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2015 increased 8 percent to 47,300 units compared to 2014. Retail demand for motorhome RVs also increased 12 percent in 2015, following a 16 percent increase in retail demand in 2014.
The RVIA has projected a modest increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2016. Several RV OEM customers are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2015. Furthermore, retail sales of travel trailer and fifth-wheel RVs have increased in 72 of the last 74 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in late 2015 and into early 2016.
Although future retail demand is inherently uncertain, RV industry fundamentals in 2015, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the 13 percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for 2016. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
Over the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 and 70 are projected to total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV. The RVIA reported much of the success of the RV industry has been driven by the Baby Boomer generation. The size of that generation is beginning to wane, and younger generations, Generation X and Millennials are becoming more relevant to future industry growth. Generation X and Millennials are more diverse, requiring new and creative marketing approaches to attract them to the RV industry. The RVIA has an advertising campaign promoting the “RV Lifestyle” targeted at both parents aged 30 - 49 with children at home, as well as couples aged 50 - 64 with no children at home. In addition, the RV OEMs have developed more entry level units, specifically targeting younger families, in both towables and motorhomes. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, are trends that could continue to motivate consumer demand for RVs. RVIA studies indicate RV vacations cost significantly less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 to 1,200 square feet. During 2015, multi-section homes were 54 percent of the total manufactured homes produced, consistent with 2012 - 2014. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 - 2010. Multi-section manufactured homes generally contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported industry-wide wholesale shipments of manufactured homes were 70,500 units in 2015, an increase of 10 percent from 2014. For the full year 2014, there were 64,300 industry-wide wholesale shipments of manufactured homes, an increase of 7 percent compared to 2013.

For the 20 years prior to the sub-prime boom in home financing, manufactured housing industry-wide wholesale shipments represented 20 percent or more of single-family housing starts. During the sub-prime years of 2003 - 2007, when low cost loans were available for financing purchases of site-built homes, many traditional buyers of manufactured homes were able to purchase site-built homes instead of manufactured homes, and manufactured housing’s share of the single-family market dropped to below 10 percent. Since the sub-prime “bubble” burst in 2007 and 2008, this market share has averaged about 11 percent, despite interest rates for manufactured home loans remaining historically high relative to interest rates for site-built home loans. Accordingly, the Company believes the manufactured housing industry may experience a modest recovery if the economy continues to improve and home buyers look at affordable housing options. However, because of the current real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes, the Company expects industry-wide wholesale shipments of manufactured homes to remain low until these conditions improve.

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

Nevertheless, the Company believes long-term growth prospects for manufactured housing remain positive because of the quality and affordability of the home, and favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Highlights

•
Consolidated net sales for the year ended December 31, 2015 increased to a record $1.4 billion, 18 percent higher than the year ended December 31, 2014. Acquisitions completed by the Company in 2015, as well as the Furrion Limited (“Furrion”) distribution and supply agreement for premium electronics (the “Furrion Agreement”), added $52 million in net sales in 2015. The five percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, as well as increased content per unit through market share gains, positively impacted net sales growth in 2015.

•
In 2015, the Company continued to grow sales to both adjacent industries and the aftermarket for the RV and manufactured housing segments. Aggregate net sales to adjacent industries increased 40 percent to $193 million and aftermarket net sales increased 62 percent to $103 million. Together, these markets now account for 21 percent of consolidated net sales, double the percentage from 2010.

•
For the full-year 2015, the Company’s net income increased to $74.3 million, or $3.02 per diluted share, up from net income of $62.3 million, or $2.56 per diluted share, in 2014. Excluding certain charges for severance, environmental and legal costs in 2015, net income would have been $79.0 million in 2015, or $3.20 per diluted share, and excluding the 2014 loss on the sale of the Company's aluminum extrusion-related assets, net income would have been $63.5 million in 2014, or $2.61 per diluted share.

•
Consolidated operating profits during 2015 increased 22 percent, to $116.3 million in 2015 from $95.5 million in 2014. Operating profit margin increased to 8.3 percent in 2015 from 8.0 percent in 2014.

•
Raw material costs continue to fluctuate. In particular, aluminum rose nearly 20 percent during the second half of 2014, and dropped during the second half of 2015. Similarly, the cost of steel used in certain of the Company’s manufactured components dropped during the course of 2015; however, certain market prices have increased in early 2016 from the low points experienced during 2015. Raw material costs are expected to remain volatile.

•	During 2015 the Company completed three acquisitions:

•	Signature Seating -- A Ft. Wayne, Indiana-based manufacturer of furniture solutions for fresh water boat manufacturers, primarily pontoon boats, with annual sales of approximately $16 million;

•
Spectal Industries -- A Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs, with annual sales of $25 million.

•
EA Technologies -- An Elkhart, Indiana-based manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications, with annual sales of $17 million.

The Company plans to grow sales and leverage its purchasing power and manufacturing capabilities in addition to its engineering and design resources to improve the cost structure of the acquired operations. After funding these acquisitions in 2015, the Company believes it has access to sufficient financial capital and staff to take advantage of additional investment opportunities.

•	For 2015, the Company achieved an 18.4 percent return on equity, an improvement from the 17.5 percent return on equity in 2014.

•	In April 2015, the Company paid a special dividend of $2.00 per share, aggregating $48.2 million.

RV Segment

Net sales of the RV Segment in 2015 increased 20 percent, or $210 million, compared to 2014. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2015	2014	Change
RV OEMs:
Travel trailers and fifth-wheels	$938,787	$841,497	12%
Motorhomes	86,513	70,332	23%
RV aftermarket	87,447	49,570	76%
Adjacent industries	172,181	113,049	52%
Total RV Segment net sales	$1,284,928	$1,074,448	20%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2015	2014	Change
Travel trailer and fifth-wheel RVs	314,400	298,900	5%
Motorhomes	47,300	43,900	8%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2015 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains and acquisitions completed in 2015, which acquisitions added $6 million in net sales during 2015.

The Company’s net sales growth in components for motorhomes during 2015 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and an acquisition completed in 2014, which acquisition added $8 million in net sales during 2015. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2015	2014	Change
Travel trailer and fifth-wheel RV	$2,987	$2,816	6%
Motorhome	$1,810	$1,602	13%

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

The Company’s net sales to the RV aftermarket increased during 2015 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $20 million in net sales during 2015. With an estimated 10 million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket.

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats, increased during 2015 primarily due to market share gains and acquisitions completed in 2015, which acquisitions added $37 million in net sales during 2015. The Company continues to believe there are significant sales growth opportunities in adjacent industries.

Over the past several years, the Company has been gradually growing international RV sales, primarily in Europe and Australia, and export sales represented approximately 1 percent of consolidated net sales in 2015. The Company continues to focus on developing products tailored for international RV markets. The Company participates in the largest RV shows in Europe and has been receiving positive feedback on its products, especially its proprietary slide-out products. The Company has spent more than two years developing three slide-out systems suited to the needs of the European market, which were recently featured on new RV models. As a result, the Company believes it will see additional orders from European RV OEMs. The Company estimates the addressable market for annual net sales of its products outside of North America to be $750 million.

Excluding the severance charges in 2015 and the loss on sale of extrusion assets in 2014, operating profit of the RV Segment was $107.5 million in 2015, an improvement of $20.9 million, reflecting a 10 percent incremental margin compared to 2014. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in 2015 was adversely impacted by:

•
Fixed costs which were approximately $15 to $20 million higher than in 2014. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses as well as related amortization of intangible assets. As industry-wide wholesale shipments growth has slowed from multi-year double-digit rates to mid-single-digit rates, the Company evaluated its expenses and in the fourth quarter of 2015 initiated a focused program to reduce indirect labor costs to improve operating leverage. Annual cost savings of approximately $8 to $10 million were identified and implemented late in 2015 and will come from aligning staff levels more closely to anticipated growth.

•	An increase in stock-based compensation of approximately $3.2 million due to the implementation of the new 2015 compensation program for management.

•	Sales mix changes of its products, including lower sales of fifth-wheel products.

•	A charge of $1.5 million related to environmental costs.

•
A voluntary safety recall of the Company’s double and triple Coach Steps, for which the Company recorded a reserve of $1.1 million for the contingent obligation in selling, general and administrative expenses.

Partially offset by:

•
Investments over the past several years to increase capacity and improve operating efficiencies, which benefit operating results. The Company added capacity ahead of projected demand, which enabled it to efficiently fulfill customer orders as demand increased. Further, the Company has implemented additional efficiency improvements, including lean, automation and employee retention initiatives to improve operating efficiencies going forward.

•
Lower material costs for certain raw material inputs. After increasing in the latter part of 2014, steel and aluminum costs declined over the course of 2015. Nevertheless, material costs, which are subject to global supply and demand forces, remain volatile.

•	Better fixed costs absorption by spreading fixed costs over a $212 million larger sales base.

MH Segment

Net sales of the MH Segment in 2015 increased 2 percent, or $2 million, compared to 2014. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2015	2014	Change
Manufactured housing OEMs	$82,032	$77,421	6%
Manufactured housing aftermarket	15,559	14,186	10%
Adjacent industries	20,547	24,727	(17)%
Total MH Segment net sales	$118,138	$116,334	2%

According to the IBTS, industry-wide wholesale shipments for the years ended December 31, were:

	2015	2014	Change
Total homes produced	70,500	64,300	10%
Total floors produced	109,600	99,200	10%

Industry-wide wholesale shipments of manufactured homes increased during 2015 when compared to 2014, as well as the Company’s net sales of components for new manufactured homes increased during 2015, primarily due to customer mix, as the Company’s content per unit varies between customers.

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

Content per:	2015	2014	Change
Home produced	$1,163	$1,203	(3)%
Floor produced	$748	$783	(4)%

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

Operating profit of the MH Segment was $12.5 million in 2015, an increase of $1.6 million compared to 2014 primarily due to the increase in net sales from higher unit sales.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Highlights

•
Consolidated net sales for the year ended December 31, 2014 increased to $1.2 billion, 17 percent higher than the year ended December 31, 2013, primarily due to the 20 percent increase in net sales of the Company’s RV Segment. Acquisitions completed by the Company in 2014 added $36 million in net sales in 2014. The twelve percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, as well as increased content per unit through market share gains, positively impacted net sales growth in 2014.

•
In 2014, the Company continued to grow both adjacent industries and the aftermarket for the RV and manufactured housing segments. Aggregate net sales to adjacent industries increased 14 percent to $138 million and aftermarket net sales increased 63 percent to $64 million.

•
For the full-year 2014, the Company’s net income increased to $62.3 million, or $2.56 per diluted share, up from net income of $50.1 million, or $2.11 per diluted share, in 2013. Excluding the loss related to the sale of the Company’s aluminum extrusion-related assets in 2014 and charges for executive succession in 2013, net income would have been $63.5 million in 2014, or $2.61 per diluted share, up from net income of $51.3 million, or $2.16 per diluted share, in 2013. Net income in 2014 was also impacted by facility start-up and realignment costs, which reduced net income per diluted share by approximately $0.09.

•
Consolidated operating profits during 2014 increased 22 percent, to $95.5 million in 2014 from $78.3 million in 2013. Operating profit margin increased to 8.0 percent in 2014 from 7.7 percent in 2013. As a result of facility start-up and realignment costs, as well as higher health insurance costs, the Company’s incremental margin in 2014 was lower than its historical average.

▪
During 2014 the Company completed four acquisitions, which added approximately $68 million of acquired annual sales, of which $36 million occurred in 2014. The four operations acquired by the Company during 2014 were:

▪
Innovative Design Solutions, Inc. (“IDS”) - A designer, developer and manufacturer of electronic systems encompassing a wide variety of RV, automotive, medical and industrial applications, with annual sales of $19 million, of which $15 million were to the Company;

▪	Star Design, LLC (“Star Design”) - A manufacturer of thermoformed sheet plastic products for the RV, bus and specialty vehicle industries, with annual sales of $10 million;

▪	Power Gear® and Kwikee® brands (RV business of Actuant Corporation) - A manufacturer of leveling systems, slide-out mechanisms and steps, primarily for motorhome RVs, with annual sales of $28 million;

▪
Duncan Systems, Inc. (“Duncan Systems”) - A supplier of replacement motorhome windshields, awnings, and RV, heavy truck, and specialty vehicle glass and windows, primarily to fulfill insurance claims, with annual sales of $26 million.

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

RV Segment

Net sales of the RV Segment in 2014 increased 20 percent, or $181 million, compared to 2013. Net sales of components were to the following markets for the years ending December 31:

(In thousands)	2014	2013	Change
RV OEMs:
Travel trailers and fifth-wheels	$841,497	$727,783	16%
Motorhomes	70,332	47,937	47%
RV aftermarket	49,570	25,334	96%
Adjacent industries	113,049	92,640	22%
Total RV Segment net sales	$1,074,448	$893,694	20%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2014	2013	Change
Travel trailer and fifth-wheel RVs	298,900	268,000	12%
Motorhomes	43,900	38,300	15%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2014 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $4 million in net sales during 2014.

The Company’s net sales to the RV aftermarket increased during 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $9 million in net sales during 2014. With an estimated 10 million households in North America owning an RV, the Company continues to believe there are significant opportunities in the RV aftermarket.

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

Content per:	2014	2013	Change
Travel trailer and fifth-wheel RV	$2,816	$2,713	4%
Motorhome	$1,602	$1,272	26%

The Company’s average product content per type of RV excludes sales to the aftermarket and adjacent industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net sales to the RV aftermarket increased during 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $15 million in net sales during 2014.

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, truck campers and truck caps, increased during 2014 primarily due to market share gains and acquisitions completed in 2014, which acquisitions added $8 million in net sales during 2014.

Operating profit of the RV Segment was $86.6 million in 2014, an improvement of $18.3 million compared to 2013. This increase in RV Segment operating profit was less than the Company’s expected 15 to 20 percent incremental margin. The operating profit margin of the RV Segment in 2014 was adversely impacted by:

•	Higher health insurance costs, largely due to increased employee participation.

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

Net sales to the manufactured housing aftermarket increased due to market share gains.

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

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2015 and 2014, the Company received installments of $3.8 million under the note. At December 31, 2015, the present value of the remaining amount due under the note receivable was $3.2 million.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At December 31, 2015, the present value of the remaining amount due under the note receivable was $1.6 million.

Severance and Executive Succession

In 2015, the Company initiated a focused program to reduce indirect labor costs. In connection with this cost reduction program, the Company incurred severance charges of $3.7 million.

In 2013, in connection with the Company’s executive succession and corporate relocation from White Plains, New York to Elkhart County, Indiana, the Company recorded pre-tax charges of $1.9 million, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. The liability for executive succession and severance obligations were paid through 2015.

Provision for Income Taxes

The effective income tax rate for 2015 was 35.0 percent, more than the 34.5 percent in 2014. Both 2015 and 2014 benefited from federal and state tax credits, as well as the reversal of federal and state tax reserves, due to the closure of the statutes of limitation of federal and state tax years, with a larger benefit in 2014. The Company estimates the 2016 effective income tax rate to be approximately 35 percent to 36 percent.

The effective income tax rate for 2014 was 34.5 percent compared to 35.7 percent in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2015	2014	2013
Net cash flows provided by operating activities	$95,018	$107,020	$82,677
Net cash flows used for investing activities	(66,116)	(144,074)	(36,055)
Net cash flows (used for) provided by financing activities	(16,601)	(29,222)	9,719
Net increase (decrease) in cash	$12,301	$(66,276)	$56,341

Cash Flows from Operations

Net cash flows from operating activities in 2015 were $12.0 million lower than in 2014, primarily due to:

•
A larger increase in inventories of $9.3 million in 2015 compared to 2014. The increase in inventories in 2015 was primarily due to increases in sourced products, including inventory to support the Furrion Agreement (discussed immediately below) and acquisitions completed in 2015. A portion of the increase in inventory is also due to strategic positions to take advantage of favorable market conditions and include the strategic onboarding of a new supplier. Inventory turnover for 2015 decreased to 6.9 turns compared to 8.2 turns for 2014. The Company is working to improve inventory turnover over the coming quarters, however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

•
In July 2015, the Company entered into a 6-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”), a Hong Kong based firm that designs, engineers and manufactures premium electronics. This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of LED televisions, sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry. In connection with this agreement, the Company acquired Furrion’s current inventory, as well as Furrion’s deposits on inventory scheduled for delivery, for approximately $11 million.

•
A $5.9 million decrease in accounts payable and accrued expenses and other liabilities in 2015 compared to a $31.2 million increase in 2014, primarily due to increased imports and other prepaid inventories, efforts to increase consignments as well as the timing of purchases.

Partially offset by:

•	A $12.1 million increase in net income in 2015 compared to 2014.

•	Increases in non-cash charges against net income in 2015 including:

•	A $9.0 million increase in depreciation and amortization primarily due to investments in acquisitions and capital expenditures.

•	A $3.2 million increase in stock-based compensation in 2015 compared to 2014.

•	An increase in deferred taxes of $1.1 million in 2015 compared to a $5.5 million decrease in 2014 due to an increase in certain expenses currently not deductible for tax purposes in 2015.
Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, and also giving consideration to emerging trends and changes to the sales mix, the Company expects working capital to increase or decrease equivalent to approximately 11 to 14 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $41.6 million in 2015, and is expected to be approximately $42 million to $47 million for fiscal year 2016. Non-cash stock-based compensation in 2015 was $16.1 million, including $2.0 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2014 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $16 million to $18 million in 2016.

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
Cash Flows from Investing Activities
Cash flows used for investing activities of $66.1 million in 2015 were primarily comprised of $41.1 million for the acquisition of businesses and $29.0 million for capital expenditures.

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
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2 percent of net sales, while the growth portion has averaged approximately 10 to 12 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. In 2015 capital expenditures of $29 million were in line with historical averages. However, in 2014, the Company’s capital expenditures were $42.5 million, higher than the aforementioned historical averages. The increased spending was the result of several long-term growth and capacity expansion initiatives. As such, coupled with the success achieved in lean manufacturing to free up additional manufacturing space, the Company believes it is well positioned to meet the increased manufacturing demands expected for 2016 and into 2017 with capital expenditures at or below the historical levels.
The Company estimates capital expenditures will be $20 million to $26 million in 2016, including $11 million to $14 million of “replacement” capital expenditures and $9 million to $12 million of “growth” capital expenditures. Additional capital expenditures may be required in 2016 depending on the extent of the sales growth, the effect of any acquisitions and other initiatives by the Company.
The 2015 capital expenditures and acquisitions were funded by cash from operations and periodic borrowings under the Company’s line of credit and $50 million of Senior Promissory Notes issued under the “shelf-loan” facility with Prudential. The

2016 capital expenditures are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.
Cash flows used for investing activities of $144.1 million in 2014 were primarily comprised of $42.5 million for capital expenditures and $106.8 million for the acquisition of businesses.
In February 2014, the Company acquired IDS, a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation.
In March 2014, the Company acquired the business and certain assets of Star Design, which manufactures thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing.
In June 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slide-out mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. The purchase price was $35.5 million, paid at closing.
In August 2014, the Company acquired the business and certain assets of Duncan Systems, an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation.

Cash Flows from Financing Activities

Cash flows used by financing activities in 2015 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, paid to stockholders of record as of March 27, 2015, partially offset by a net increase in indebtedness of $34.4 million. The increase in indebtedness includes new debt comprised of $50.0 million of Senior Promissory Notes drawn in March 2015 under the Prudential Investment Management, Inc. “shelf-loan” facility, partially offset by a $15.7 million decrease in debt due to paying down the Company’s line of credit. The Company had no outstanding borrowings under the line of credit as of December 31, 2015, but borrowings reached a high of $71.6 million during 2015. In addition, the Company made $4.0 million in payments for contingent consideration related to acquisitions.
Cash flows used for financing activities in 2014 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in indebtedness of $15.6 million. The increase in indebtedness was due to borrowings under the Company’s line of credit. In addition, in 2014, the Company received $5.8 million in cash and the related tax benefits from the exercise of stock-based compensation, offset by $3.7 million in payments for contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company is contractually obligated to pay additional cash consideration. The Company has recorded a $10.8 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2015, including $3.9 million recorded as a current liability. For further information, see Note 11 of the Notes to the Consolidated Financial Statements.
On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., amending an existing facility first entered into in 2008. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. The Credit Agreement expires on January 1, 2019. At December 31, 2015, the Company had $2.7 million in standby letters of credit under the line of credit primarily to secure certain insurance arrangements. Availability under the Company’s line of credit was $97.3 million at December 31, 2015.
On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. This facility expires on February 24, 2017. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential, under the “shelf-loan” facility, for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2015. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at December 31, 2015.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2015, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2015, the Company was in compliance with all such requirements.
Availability under both the Credit Agreement and the “shelf-loan” facilities is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined in the agreements. This limitation did not impact the Company’s borrowing availability at December 31, 2015. The remaining availability under these facilities was $197.3 million at December 31, 2015. The Company believes the availability under the Credit Agreement and “shelf-loan” facility in conjunction with cash from operations is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
Additional information on the Company’s Credit Agreement and “shelf-loan” facility is included in Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Future minimum commitments relating to the Company’s contractual obligations at December 31, 2015 were as follows:

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years	Other
Total indebtedness	$50,000	$—	$—	$50,000	$—	$—
Interest on fixed rate indebtedness (a)	7,063	1,675	3,350	2,038	—	—
Operating leases	39,672	7,472	12,314	8,795	11,091	—
Employment contracts (b)	15,200	8,311	6,889	—	—	—
Deferred compensation (c)	11,485	185	2,892	951	4,118	3,339
Royalty agreements and contingent consideration payments (d)	14,444	4,045	7,287	2,034	1,078	—
Purchase obligations (e)	587,854	238,553	261,447	87,854	—	—
Taxes (f)	2,927	2,927	—	—	—	—
Total	$728,645	$263,168	$294,179	$151,672	$16,287	$3,339

(a)	The Company has used the contractual payment dates and the fixed interest rates in effect as of December 31, 2015, to determine the estimated future interest payments for fixed rate indebtedness.

(b)	Includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.

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

(e)
Primarily comprised of (i) purchase orders issued in the normal course of business and (ii) long term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.

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

Income Taxes

The Company’s tax provision is based on pre-tax income, statutory tax rates, federal and state tax credits, and tax planning strategies. Significant management judgment is required in determining the tax provision and in evaluating the Company’s tax position. The Company establishes additional provisions for income taxes when, despite the belief the tax positions are fully supportable, there remain certain tax positions that are likely to be challenged and may or may not be sustained on review by tax authorities. The Company adjusts these tax accruals in light of changing facts and circumstances. The effective tax rate in a given financial statement period may be materially impacted by changes in the expected outcome of tax audits. The Company’s accompanying Consolidated Balance Sheets also include deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management’s estimate of realizability, which is reassessed each quarter based upon the Company’s forecast of future taxable income. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets, and may result in the recognition of a valuation reserve. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

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

The Company’s assessment of the recoverability and impairment tests of noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when financial markets are highly volatile. The estimates management uses when assessing the recoverability of noncurrent assets are consistent with those management uses in its internal planning. When performing impairment tests, management estimates the fair values of the assets using management’s best assumptions, which is believed to be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, the Company does not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result.

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

Other Estimates

The Company makes a number of other estimates and judgments in the ordinary course of business including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, lease terminations, asset retirement obligations, long-lived assets, executive succession, post-retirement benefits, stock-based compensation, segment allocations, environmental liabilities, contingencies and litigation. Establishing reserves for these matters requires management’s estimate and judgment with regard to risk and ultimate liability or realization. As a result, these estimates are based on management’s current understanding of the underlying facts and circumstances and may also be developed in conjunction with outside advisors, as appropriate. Due to uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, actual results and events could differ significantly from management estimates.

New Accounting Pronouncements

Information required by this item is included in Note 14 of the Notes to the Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in 2015 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2015, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2015, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.3 million lower per annum than if the fixed rate financing could be obtained at current market rates.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. At December 31, 2015, the Company had no derivative instruments outstanding.

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

We have audited the accompanying consolidated balance sheets of Drew Industries Incorporated and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drew Industries Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 29, 2016

DREW INDUSTRIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2015	2014	2013
(In thousands, except per share amounts)

Net sales	$1,403,066	$1,190,782	$1,015,576
Cost of sales	1,097,064	935,859	802,467
Gross profit	306,002	254,923	213,109
Selling, general and administrative expenses	186,032	157,482	132,935
Severance	3,716	—	—
Sale of extrusion assets	—	1,954	—
Executive succession	—	—	1,876
Operating profit	116,254	95,487	78,298
Interest expense, net	1,885	430	351
Income before income taxes	114,369	95,057	77,947
Provision for income taxes	40,024	32,791	27,828
Net income	$74,345	$62,266	$50,119

Net income per common share:
Basic	$3.06	$2.60	$2.15
Diluted	$3.02	$2.56	$2.11

Weighted average common shares outstanding:
Basic	24,295	23,911	23,321
Diluted	24,650	24,334	23,753

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$12,305	$4
Accounts receivable, net	41,509	37,987
Inventories, net	170,834	132,492
Deferred taxes	22,616	18,709
Prepaid expenses and other current assets	21,178	18,444
Total current assets	268,442	207,636
Fixed assets, net	150,600	146,788
Goodwill	83,619	66,521
Other intangible assets, net	100,935	96,959
Deferred taxes	6,775	11,744
Other assets	12,575	14,193
Total assets	$622,946	$543,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$29,700	$49,534
Accrued expenses and other current liabilities	69,162	57,651
Total current liabilities	98,862	107,185
Long-term indebtedness	50,000	15,650
Other long-term liabilities	35,509	26,108
Total liabilities	184,371	148,943

Stockholders’ equity
Common stock, par value $.01 per share: authorized
75,000 shares; issued 27,039 shares at December 31, 2015
and 26,534 shares at December 31, 2014	270	265
Paid-in capital	166,566	147,186
Retained earnings	301,206	276,914
Stockholders’ equity before treasury stock	468,042	424,365
Treasury stock, at cost, 2,684 shares at December 31, 2015
and December 31, 2014	(29,467)	(29,467)
Total stockholders’ equity	438,575	394,898
Total liabilities and stockholders’ equity	$622,946	$543,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
(In thousands)
Cash flows from operating activities:
Net income	$74,345	$62,266	$50,119
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	41,624	32,596	27,500
Stock-based compensation expense	14,043	10,817	10,839
Deferred taxes	1,062	(5,493)	269
Other non-cash items	1,335	2,796	1,867
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	2,082	(606)	(9,013)
Inventories, net	(31,276)	(21,940)	(3,403)
Prepaid expenses and other assets	(2,249)	(4,610)	(2,288)
Accounts payable, trade	(21,783)	21,269	2,296
Accrued expenses and other liabilities	15,835	9,925	4,491
Net cash flows provided by operating activities	95,018	107,020	82,677
Cash flows from investing activities:
Capital expenditures	(28,989)	(42,458)	(32,595)
Acquisitions of businesses	(41,058)	(106,782)	(4,750)
Proceeds from note receivable	2,000	1,750	—
Proceeds from sales of fixed assets	2,337	3,587	1,444
Other investing activities	(406)	(171)	(154)
Net cash flows used for investing activities	(66,116)	(144,074)	(36,055)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	1,470	5,769	15,175
Proceeds from line of credit borrowings	614,629	425,330	135,452
Repayments under line of credit borrowings	(630,279)	(409,680)	(135,452)
Payment of special dividend	(48,227)	(46,706)	—
Proceeds from shelf-loan borrowing	50,000	—	—
Payment of contingent consideration related to acquisitions	(3,974)	(3,739)	(5,456)
Other financing activities	(220)	(196)	—
Net cash flows (used for) provided by financing activities	(16,601)	(29,222)	9,719

Net increase (decrease) in cash	12,301	(66,276)	56,341

Cash and cash equivalents at beginning of year	4	66,280	9,939
Cash and cash equivalents at end of year	$12,305	$4	$66,280

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,113	$641	$364
Income taxes, net of refunds	$33,782	$30,947	$26,799

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2012	$254	$100,412	$213,046	$(29,467)	$284,245
Net income	—	—	50,119	—	50,119
Issuance of 681,426 shares of common stock pursuant to stock-based awards	7	13,440	—	—	13,447
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	1,534	—	—	1,534
Stock-based compensation expense	—	10,839	—	—	10,839
Issuance of 3,776 deferred stock units relating to prior year compensation	—	135	—	—	135
Special cash dividend ($2.00 per share)	—	—	(46,706)	—	(46,706)
Balance - December 31, 2013	261	126,360	216,459	(29,467)	313,613
Net income	—	—	62,266	—	62,266
Issuance of 476,047 shares of common stock pursuant to stock-based awards	4	2,298	—	—	2,302
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	3,914	—	—	3,914
Stock-based compensation expense	—	10,817	—	—	10,817
Issuance of 43,188 deferred stock units relating to prior year compensation	—	1,986	—	—	1,986
Dividend equivalents on stock-based awards	—	1,811	(1,811)	—	—
Balance - December 31, 2014	265	147,186	276,914	(29,467)	394,898
Net income	—	—	74,345	—	74,345
Issuance of 505,312 shares of common stock pursuant to stock-based awards	5	(7,563)	—	—	(7,558)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	9,028	—	—	9,028
Stock-based compensation expense	—	14,043	—	—	14,043
Issuance of 36,578 deferred stock units relating to prior year compensation	—	2,046	—	—	2,046
Special cash dividend ($2.00 per share)	—	—	(48,227)	—	(48,227)
Dividend equivalents on stock-based awards	—	1,826	(1,826)	—	—
Balance - December 31, 2015	$270	$166,566	$301,206	$(29,467)	$438,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” and collectively with its subsidiaries, the “Company”). Drew has no unconsolidated subsidiaries. Drew, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries, and also supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; modular housing; and factory-built mobile office units. At December 31, 2015, the Company operated 42 manufacturing and distribution facilities.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2015 and 2014, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs.

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

Stock-Based Compensation

All stock-based compensation awards are expensed over their vesting period, based on fair value. For awards having a service-only vesting condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, which are subject to certain pre-established performance targets, the Company recognizes stock-based compensation expense on a graded-vesting basis to the extent it is probable the performance targets will be met. The fair value for stock options is determined using the Black-Scholes option-pricing model, while the fair values of deferred stock units, restricted stock and stock awards are based on the market price of the Company’s Common Stock, all on the date the stock-based awards are granted.

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

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $45.8 million, $40.9 million and $36.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

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

2.    SEGMENT REPORTING

The Company has two reportable segments: the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The RV Segment, which accounted for 92 percent, 90 percent, and 88 percent of consolidated net sales for the years ended December 31, 2015, 2014 and 2013 respectively, manufactures or distributes a variety of products used in the production of RVs, including:

● Steel chassis for towable RVs	● Furniture and mattresses
● Axles and suspension solutions for towable RVs	● Entry, luggage, patio and ramp doors
● Slide-out mechanisms and solutions	● Electric and manual entry steps
● Thermoformed bath, kitchen and other products	● Awnings and awning accessories
● Windows	● Electronic components
● Manual, electric and hydraulic stabilizer and leveling systems	● LED televisions, sound systems, navigation systems and wireless backup cameras
● Chassis components	● Other accessories

The Company also supplies certain of these products to the RV aftermarket, and to adjacent industries, including buses and trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats. Approximately 73 percent of the Company’s RV Segment net sales in 2015 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for 8 percent, 10 percent and 12 percent of consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively, manufactures or distributes a variety of products used in the production of manufactured homes, including:

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

Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	RV	MH	Total	and Other	Total
2015
Net sales to external customers (a)	$1,284,928	$118,138	$1,403,066	$—	$1,403,066
Operating profit (loss) (b)	$107,485	$12,485	$119,970	$(3,716)	$116,254
Total assets (c)	$519,795	$27,702	$547,497	$75,449	$622,946
Expenditures for long - lived assets (d)	$30,126	$1,193	$31,319	$—	$31,319
Depreciation and amortization	$39,065	$2,412	$41,477	$147	$41,624

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Segments			Corporate
(In thousands)	RV	MH	Total	and Other	Total
2014
Net sales to external customers (a)	$1,074,448	$116,334	$1,190,782	$—	$1,190,782
Operating profit (loss) (b)	$86,571	$10,870	$97,441	$(1,954)	$95,487
Total assets (c)	$451,264	$29,482	$480,746	$63,095	$543,841
Expenditures for long - lived assets (d)	$145,406	$2,039	$147,445	$—	$147,445
Depreciation and amortization	$29,933	$2,568	$32,501	$95	$32,596

2013
Net sales to external customers (a)	$893,694	$121,882	$1,015,576	$—	$1,015,576
Operating profit (loss) (b)	$68,248	$11,926	$80,174	$(1,876)	$78,298
Total assets (c)	$306,139	$32,948	$339,087	$114,097	$453,184
Expenditures for long - lived assets (d)	$34,989	$2,682	$37,671	$—	$37,671
Depreciation and amortization	$24,615	$2,806	$27,421	$79	$27,500

(a)
Thor Industries, Inc., a customer of the RV Segment, accounted for 29 percent, 33 percent and 34 percent of the Company’s consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 26 percent, 28 percent and 28 percent of the Company’s consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Jayco, Inc., a customer of the RV Segment, accounted for 10 percent of the Company's consolidated net sales for the year ended December 31, 2015. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2015, 2014 and 2013.

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

(d)
Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $38.6 million, $105.0 million and $4.8 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2015, 2014 and 2013, respectively.

Net sales by product were as follows for the years ended December 31:

(In thousands)	2015	2014	2013
RV Segment:
Chassis, chassis parts and slide-out mechanisms	$638,261	$564,543	$493,244
Windows and doors	245,016	204,054	181,934
Furniture and mattresses	163,380	133,371	100,196
Axles and suspension solutions	114,531	92,261	69,818
Other	123,740	80,219	48,502
Total RV Segment net sales	$1,284,928	$1,074,448	$893,694

MH Segment:
Windows and doors	$73,035	$66,140	$67,029
Chassis and chassis parts	29,798	33,842	38,359
Other	15,305	16,352	16,494
Total MH Segment net sales	$118,138	$116,334	$121,882

Total net sales	$1,403,066	$1,190,782	$1,015,576

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The composition of net sales was as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$938,787	$841,497	$727,783
Motorhomes	86,513	70,332	47,937
RV aftermarket	87,447	49,570	25,334
Adjacent industries	172,181	113,049	92,640
Total RV Segment net sales	$1,284,928	$1,074,448	$893,694

MH Segment:
Manufactured housing OEMs	$82,032	$77,421	$80,245
Manufactured housing aftermarket	15,559	14,186	13,719
Adjacent industries	20,547	24,727	27,918
Total MH Segment net sales	$118,138	$116,334	$121,882

Total net sales	$1,403,066	$1,190,782	$1,015,576

In the third quarter of 2015, the Company refined its methodology for categorizing sales within the RV Segment. This change improves accuracy, but has no impact on total RV Segment net sales or trends. Prior periods have been reclassified to conform to this presentation.

Potential Future Changes to Reporting Segments

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. Net sales to manufactured housing OEMs are 6 percent of consolidated net sales for the year ending December 31, 2015. In addition, the Company has recently increased its focus on the significant opportunities in the aftermarket. The Company continues to evaluate the information provided to its Chief Operating Decision Maker (“CODM”), and assess how changes to its reporting structures would be used by the CODM to assess the performance of the Company’s operating segments and make decisions about resource allocations. Any such changes could necessitate a revision to the operating segments the Company reports.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2016

Flair Interiors

In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc. (“Flair”), a manufacturer of RV furniture. Net sales reported by Flair for 2015 were approximately $25 million. The purchase price was $8.1 million paid at closing.

Highwater Marine Furniture

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. Estimated net sales of the marine furniture business were approximately $20 million. The purchase price was $10.0 million paid at closing. The results of the acquired business will be included in the Company’s RV Segment and in the Consolidated Statements of Income subsequent to the acquisition date. The Company is in the process of allocating the consideration for the fair value of the assets acquired.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Acquisitions in 2015

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

Cash consideration	$16,000
Contingent consideration	3,556
Total fair value of consideration given	$19,556

Customer relationships	$7,500
Other identifiable intangible assets	390
Net tangible assets	3,633
Total fair value of net assets acquired	$11,523

Goodwill (tax deductible)	$8,033

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines, and also believes the diversified customer base will further its expansion into adjacent industries.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Acquisitions in 2014

Duncan Systems

In August 2014, the Company acquired the business and certain assets of Duncan Systems, Inc. (“Duncan Systems”), an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. Net sales reported by Duncan Systems for the twelve months ended July 2014 were $26 million. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Power Gear and Kwikee Brands

In June 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slide-out mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. Net sales reported by the acquired business for the twelve months ended May 2014 were $28 million, consisting of sales to OEMs and the aftermarket. The purchase price was $35.5 million, paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date.

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

Acquisitions in 2013

Fortress Technologies

In December 2013, the Company acquired the business and certain assets of Fortress Technologies, LLC (“Fortress”), a manufacturer of specialized RV chassis. Net sales reported by Fortress for 2013 were $3 million. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$3,299

Working capital, net	$(111)
Net tangible assets	3,410
Total fair value of net assets acquired	$3,299

Midstates Tool & Die and Engineering

In June 2013, the Company acquired the business and certain assets of Midstates Tool & Die and Engineering, Inc. (“Midstates”), a manufacturer of tools and dies, as well as automation equipment. Net sales reported by the acquired business for the twelve months ended May 2013 were $2 million. The results of the acquired business have been included in the Company’s RV Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2015 and 2014, the Company received installments of $3.8 million under the note. At December 31, 2015, the present value of the remaining amount due under the note receivable was $3.2 million.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At December 31, 2015, the present value of the remaining amount due under the note receivable was $1.6 million.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost	$61,679	$10,025	$71,704
Accumulated impairment	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2012	20,403	774	21,177
Acquisitions – 2013	368	—	368
Net balance – December 31, 2013	20,771	774	21,545
Acquisitions – 2014	44,976	—	44,976
Net balance – December 31, 2014	65,747	774	66,521
Acquisitions – 2015	17,098	—	17,098
Net balance – December 31, 2015	$82,845	$774	$83,619

Accumulated cost	$124,121	$10,025	$134,146
Accumulated impairment	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2015	$82,845	$774	$83,619

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2015, 2014 and 2013, and concluded no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2016, or sooner if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31:

(In thousands)	2015	2014
RV Segment	$100,418	$95,075
MH Segment	517	1,884
Other intangible assets	$100,935	$96,959

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other intangible assets consisted of the following at December 31, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$94,560	$30,514	$64,046	6	to	16
Patents	54,293	28,255	26,038	3	to	19
Tradenames	8,935	4,751	4,184	3	to	15
Non-compete agreements	4,493	2,800	1,693	3	to	6
Other	594	307	287	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$167,562	$66,627	$100,935

Other intangible assets consisted of the following at December 31, 2014:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$81,260	$27,553	$53,707	6	to	16
Patents	54,333	22,389	31,944	3	to	19
Tradenames	9,173	4,525	4,648	3	to	15
Non-compete agreements	3,948	2,233	1,715	3	to	6
Other	360	102	258	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$153,761	$56,802	$96,959

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Cost of sales	$6,017	$5,092	$3,610
Selling, general and administrative	10,038	7,612	6,398
Amortization expense	$16,055	$12,704	$10,008

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2016	2017	2018	2019	2020
Cost of sales	$6,186	$5,732	$4,911	$4,235	$3,014
Selling, general and administrative	9,523	8,460	7,813	7,174	5,983
Amortization expense	$15,709	$14,192	$12,724	$11,409	$8,997

4.    RECEIVABLES

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31:

(In thousands)	2015	2014	2013
Balance at beginning of period	$917	$705	$677
Provision for doubtful accounts	(5)	178	194
Additions related to acquired businesses	33	58	5
Recoveries	8	4	1
Accounts written off	(109)	(28)	(172)
Balance at end of period	$844	$917	$705

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.4 million and $0.4 million at December 31, 2015 and 2014, respectively.

5.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2015	2014
Raw materials	$144,397	$111,366
Work in process	4,932	2,624
Finished goods	21,505	18,502
Inventories, net	$170,834	$132,492

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated Useful
(In thousands)	2015	2014	Life in Years
Land	$11,064	$10,792
Buildings and improvements	89,616	85,002	10 to 40
Leasehold improvements	11,147	8,114	3 to 10
Machinery and equipment	153,784	138,025	3 to 15
Furniture and fixtures	20,653	20,729	3 to 8
Construction in progress	5,512	9,515
Fixed assets, at cost	291,776	272,177
Less accumulated depreciation and amortization	141,176	125,389
Fixed assets, net	$150,600	$146,788

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Cost of sales	$21,289	$16,364	$14,667
Selling, general and administrative expenses	4,137	3,440	2,773
Total	$25,426	$19,804	$17,440

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2015	2014
Employee compensation and benefits	$25,147	$21,473
Current portion of accrued warranty	17,020	14,516
Other	26,995	21,662
Accrued expenses and other current liabilities	$69,162	$57,651

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2015	2014	2013
Balance at beginning of period	$21,641	$17,325	$12,729
Provision for warranty expense	17,267	12,860	13,874
Warranty liability from acquired businesses	240	688	21
Warranty costs paid	(12,944)	(9,232)	(9,299)
Balance at end of period	26,204	21,641	17,325
Less long-term portion	9,184	7,125	5,594
Current portion of accrued warranty	$17,020	$14,516	$11,731

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $2.5 million, $1.8 million and $1.4 million to this plan during the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $1.2 million, $1.6 million and $1.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.8 million, $0.4 million and $0.2 million from the Plan during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, deferred compensation of $11.7 million and $10.7 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $0.2 million and $0.8 million, respectively, was recorded in accrued expenses and other current liabilities.

9.    LONG-TERM INDEBTEDNESS

At December 31, 2015, the Company had no outstanding borrowings on its line of credit. At December 31, 2014, the Company had $15.7 million of outstanding borrowings on its line of credit at a weighted average interest rate of 1.9 percent.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 to 1.0 percent (minus 1.0 percent at December 31, 2015), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 to 2.0 percent (plus 1.75 percent at December 31, 2015) depending on the Company’s performance and financial condition. The Credit Agreement expires on January 1, 2019. At December 31, 2015 and 2014, the Company had $2.7 million and $1.9 million, respectively, in standby letters of credit under the line of credit. Availability under the Company’s line of credit was $97.3 million at December 31, 2015.

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

determined by Prudential within five business days after the Company issues a request to Prudential. This facility expires on February 24, 2017. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2015. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at December 31, 2015. At December 31, 2015, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, at December 31, 2015 and 2014, the Company was required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2015 and 2014, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Credit Agreement and the “shelf-loan” facilities is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined in the agreements. This limitation did not impact the Company’s borrowing availability at December 31, 2015. The remaining availability under these facilities was $197.3 million at December 31, 2015. The Company believes the availability under the Credit Agreement and “shelf-loan” facility in conjunction with cash from operations is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

10.    INCOME TAXES

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Current:
Federal	$31,292	$32,142	$23,430
State	7,670	6,142	4,129
Total current provision	$38,962	$38,284	$27,559
Deferred:
Federal	$466	$(4,545)	$68
State	596	(948)	201
Total deferred provision	$1,062	$(5,493)	$269
Provision for income taxes	$40,024	$32,791	$27,828

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2015	2014	2013
Income tax at federal statutory rate	$40,029	$33,270	$27,281
State income tax, net of federal income tax impact	5,373	3,376	2,815
Manufacturing credit pursuant to Jobs Creation Act	(2,336)	(2,258)	(1,444)
Federal tax credits	(1,049)	(681)	(747)
Other	(1,993)	(916)	(77)
Provision for income taxes	$40,024	$32,791	$27,828

At December 31, 2015, federal income taxes receivable of $8.1 million and state income taxes receivable of $0.4 million were included in prepaid expenses and other current assets. At December 31, 2014, federal and state income taxes receivable of $1.3 million were included in prepaid expenses and other current assets, and state income taxes payable of $0.8 million were included in accrued expenses and other current liabilities.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2015	2014
Deferred tax assets:
Goodwill and other intangible assets	$11,879	$14,066
Stock-based compensation	7,428	7,172
Deferred compensation	5,310	5,040
Warranty	8,809	7,845
Inventory	5,974	3,897
Other	4,922	3,189
Total deferred tax assets	44,322	41,209
Deferred tax liabilities:
Fixed assets	(14,931)	(10,756)
Net deferred tax assets	$29,391	$30,453

The Company concluded it is more likely than not the deferred tax assets at December 31, 2015 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

Excess tax benefits on stock-based compensation of $9.0 million, $3.9 million and $1.5 million were credited directly to stockholders’ equity during the years ended December 31, 2015, 2014 and 2013, respectively, relating to tax benefits which exceeded the compensation cost for stock-based compensation recognized in the Consolidated Financial Statements.

At December 31, 2015, the remaining pool of excess tax benefits from prior exercises of stock-based compensation in stockholders’ equity was $23.4 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2015	2014	2013
Balance at beginning of period	$1,526	$1,369	$1,701
Changes in tax positions of prior years	912	84	(29)
Additions based on tax positions related to the current year	866	603	676
Payments	(85)	—	(126)
Closure of tax years	(365)	(530)	(853)
Balance at end of period	$2,854	$1,526	$1,369

In addition, the total amount of accrued interest and penalties related to taxes was $0.2 million, $0.2 million and $0.2 million at December 31, 2015, 2014 and 2013, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $2.7 million, $1.2 million and $1.0 million at December 31, 2015, 2014 and 2013, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state taxing authorities. The IRS and other taxing authorities may challenge certain deductions and positions reported by the Company on its income tax returns. For federal income tax purposes, the tax years 2012 through 2014 remain subject to examination. For Indiana state income tax purposes, the tax years 2012 through 2014 remain subject to examination. Approximately 80 percent of the Company’s operations are located in Indiana.

The Company has assessed its risks associated with all tax return positions, and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2016. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2015, would not be material to the Company’s financial position or annual results of operations.

11.    COMMITMENTS AND CONTINGENCIES

Leases

The Company’s lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2015 are as follows (in thousands):

2016	$7,472
2017	6,761
2018	5,553
2019	4,752
2020	4,043
Thereafter	11,093
Total minimum lease payments	$39,674

Rent expense for operating leases was $9.8 million, $8.6 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2015 and 2014, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.9 percent and 15.0 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2015	2014	2013
Balance at beginning of period	$8,129	$7,414	$11,519
Acquisitions	4,766	3,370	—
Payments	(3,974)	(3,739)	(5,456)
Accretion (a)	1,196	1,075	1,308
Fair value adjustments (a)	723	9	43
Balance at end of the period (b)	10,840	8,129	7,414
Less current portion in accrued expenses and other current liabilities	(3,877)	(3,622)	(3,462)
Total long-term portion in other long-term liabilities	$6,963	$4,507	$3,952

(a)	Recorded in selling, general and administrative expense in the Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of December 31, 2015 are $14.4 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Furrion Distribution and Supply Agreement

In July 2015, the Company entered into a 6-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”), a Hong Kong based firm that designs, engineers and manufactures premium electronics. This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of LED televisions, sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry. Furrion’s sales were approximately $35 million in 2014.

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

If the Company misses an MPO in any given year by more than ten percent, after taking into account excess purchases from the previous year, Furrion has the right to either terminate the distribution agreement with six months’ notice or remove exclusivity from the Company. If exclusivity is withdrawn, the Company, at its election, can terminate the distribution agreement with six months’ notice. Upon termination of the agreement, Furrion has agreed to purchase from the Company any non-obsolete stocks of Furrion products at the cost paid by the Company. After the first year, Furrion and the Company have agreed to review these MPOs on an annual basis and adjust the MPOs as necessary based upon current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products.

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

Environmental

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, and recorded a pre-tax charge of $1.5 million related to environmental costs in 2015.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

provided in the Consolidated Balance Sheet as of December 31, 2015, would not be material to the Company’s financial position or annual results of operations.

Executive Succession and Severance

In 2015, the Company initiated a focused program to reduce indirect labor costs. In connection with this cost reduction program, the Company incurred severance charges of $3.7 million.

In 2013, in connection with the Company’s executive succession and corporate relocation from White Plains, New York to Elkhart County, Indiana, the Company recorded pre-tax charges of $1.9 million, related to contractual obligations for severance and the acceleration of equity awards held by certain employees whose employment terminated as a result of the executive succession and relocation to Indiana. The liability for executive succession and severance obligations were paid through 2015.

12.    STOCKHOLDERS' EQUITY

Special Dividend

On April 10, 2015, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, was paid to stockholders of record as of March 27, 2015. On January 6, 2014, a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, was paid to stockholders of record as of December 20, 2013. In connection with these special dividends, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 per special dividend for each deferred stock unit, share of restricted stock or stock award, representing $1.8 million in total for each of the 2015 and 2014 special dividends. In connection with each of these special cash dividends, the exercise price of all outstanding stock options was reduced by $2.00 per share. These reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

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

The number of shares available for granting awards was 1,305,440, 1,389,506 and 246,368 at December 31, 2015, 2014 and 2013, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Stock options	$974	$1,412	$2,325
Deferred stock units	7,023	4,343	5,425
Restricted stock	1,031	910	911
Stock awards	5,015	4,152	2,178
Stock-based compensation expense	$14,043	$10,817	$10,839

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, for the years ended December 31, 2015, 2014 and 2013, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $2.0 million, $2.0

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

million and $0.1 million, respectively. In February 2016, the Company issued deferred stock units valued at $0.3 million, to certain officers in lieu of cash for a portion of their 2015 incentive compensation in accordance with their compensation arrangements.

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
Transactions in stock options under the Equity Plan are summarized as follows:

	Number of Option Shares	Stock Option Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,320,819	$ 8.09 - $29.11	$19.92
Exercised	(574,288)	$ 8.09 - $29.11	$23.04
Forfeited	(22,870)	$ 8.09 - $29.11	$19.36
Outstanding at December 31, 2013	723,661	$ 8.09 - $21.17	$15.46
Exercised	(258,530)	$ 6.09 - $19.17	$12.89
Forfeited	(11,800)	$6.09 - $19.17	$16.93
Reduction for cash dividend	—	$ 6.09 - $19.17	$(2.00)
Outstanding at December 31, 2014	453,331	$15.49 - $19.17	$16.89
Exercised	(214,601)	$13.49 - $19.17	$14.48
Forfeited	(26,700)	$13.49 - $19.17	$14.30
Reduction for cash dividend	—	$13.49 - $17.17	$(2.00)
Outstanding at December 31, 2015	212,030	$13.67 - $17.17	$15.38
Exercisable at December 31, 2015	162,170	$13.67 - $17.17	$14.83

Additional information for the exercise of stock options is as follows for the years ended December 31:

(In thousands)	2015	2014	2013
Intrinsic value of stock options exercised	$9,424	$7,860	$9,062
Cash receipts from stock options exercised	$3,280	$3,333	$13,231
Income tax benefits from stock option exercises	$2,885	$3,660	$3,473
Grant date fair value of stock options vested	$1,055	$1,561	$2,252
The following table summarizes information about stock options outstanding at December 31, 2015:

Exercise Price	Option Shares Outstanding		Remaining Life in Years	Option Shares Exercisable
$13.67	108,450		0.9	108,450
$17.17	103,580		1.9	53,720
Total Shares	212,030	(a)		162,170	(a)

(a)
The aggregate intrinsic value for option shares outstanding and option shares exercisable is $9.6 million and $7.5 million, respectively. The weighted average remaining term for option shares outstanding and option shares exercisable is 1.4 years and 1.2 years, respectively.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2015, there was $0.4 million of total unrecognized compensation costs related to unvested stock options, which are expected to be recognized over a weighted average remaining period of 0.9 years.

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

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. As a result of the Company’s executive succession and corporate relocation, the vesting of certain deferred stock units was accelerated pursuant to contractual obligations with certain employees whose employment terminated. In addition, DSUs are issued in lieu of cash compensation.
Transactions in DSUs under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2012	613,754	$ 6.16 - $33.32
Issued	32,462	$33.84 - $48.53
Granted	140,461	$36.58 - $50.85
Forfeited	(4,505)	$30.50
Exercised	(89,211)	$20.20 - $30.65
Outstanding at December 31, 2013	692,961	$ 6.16 - $50.85
Issued	56,212	$36.68 - $51.46
Granted	187,490	$45.98 - $46.95
Dividend equivalents	27,532	$50.45
Forfeited	(38,855)	$26.98 - $50.89
Exercised	(187,052)	$19.98 - $50.89
Outstanding at December 31, 2014	738,288	$ 6.16 - $51.20
Issued	54,982	$52.20 - $60.92
Granted	90,184	$52.20 - $61.53
Dividend equivalents	20,922	$59.94
Forfeited	(23,604)	$30.50 - $60.29
Exercised	(353,259)	$20.89 - $51.46
Outstanding at December 31, 2015	527,513	$ 6.16 - $61.53

As of December 31, 2015, there was $12.7 million of total unrecognized compensation costs related to DSUs, which is expected to be recognized over a weighted average remaining period of 1.9 years.

Restricted Stock

The Equity Plan provides for the grant of restricted stock to directors, employees and other eligible persons. The restriction period is established by the Committee, but may not be less than one year. Holders of restricted stock have all the rights of a stockholder of the Company, including the right to vote and the right to receive dividends granted to holders of the Common Stock, payable in additional shares of restricted stock, and subject to the same vesting criteria as the original grant. Shares of restricted stock are not transferable during the restriction period. Restricted stock grants, which were all made to directors, were as follows (in thousands except share and per share amounts):

	2015	2014	2013
Granted	20,558	19,439	17,885
Stock price	$58.96 - $61.53	$46.82	$50.89
Fair value of stock granted	$1,220	$910	$910

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2015, there was $1.0 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average remaining period of 0.8 years.
Stock Awards

In accordance with the Executive Employment and Non-Competition Agreements for various officers of the Company, such officers are entitled to receive an annual long-term award consisting of the right to earn shares of common stock. These shares are earned during the subsequent three year period based on growth in the Company’s earnings per diluted share.
Transactions in stock awards under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2012	90,102	$26.88
Granted	103,500	$32.25 - $43.70
Outstanding at December 31, 2013	193,602	$26.88 - $43.70
Granted	103,500	$51.20
Dividend equivalents	7,675	$50.45
Exercised	(31,959)	$26.88
Outstanding at December 31, 2014	272,818	$26.88 - $51.45
Granted	96,010	$60.29
Dividend equivalents	8,992	$59.94
Forfeited	(16,534)	$60.29
Exercised	(98,830)	$26.88 - $43.70
Outstanding at December 31, 2015	262,456	$32.25 - $60.29

As of December 31, 2015, there was $6.7 million of total unrecognized compensation costs related to outstanding stock awards, which is expected to be recognized over a weighted average remaining period of 1.5 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2015	2014	2013
Weighted average shares outstanding for basic earnings per share	24,295	23,911	23,321
Common stock equivalents pertaining to stock-based awards	355	423	432
Weighted average shares outstanding for diluted earnings per share	24,650	24,334	23,753

The weighted average diluted shares outstanding for the years ended December 31, 2015, 2014 and 2013, exclude the effect of 255,547, 293,860 and 303,240 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at
December 31:

	2015				2014
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$7,774	$7,774	$—	$—	$7,388	$7,388	$—	$—
Total assets	$7,774	$7,774	$—	$—	$7,388	$7,388	$—	$—

Liabilities
Contingent consideration	$10,840	$—	$—	$10,840	$8,129	$—	$—	$8,129
Deferred compensation	11,836	11,836	—	—	11,478	11,478	—	—
Total liabilities	$22,676	$11,836	$—	$10,840	$19,607	$11,478	$—	$8,129

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

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were fair valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next six years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 13 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 11 of the Notes to Consolidated Financial Statements.

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

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses recognized during the years ended December 31:

	2015		2014		2013
(In thousands)	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses
Assets
Vacant owned facilities	$2,537	$—	$3,863	$—	$3,197	$145
Other intangible assets	—	—	—	—	—	—
Net assets of acquired businesses	28,727	—	66,169	—	4,382	—
Total assets	$31,264	$—	$70,032	$—	$7,579	$145

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Vacant Owned Facilities

During 2015, the Company reviewed the recoverability of the carrying value of three vacant owned facilities, of which one of these facilities was sold and one was reopened. At December 31, 2015, the Company had one vacant owned facility, with an estimated fair value of $3.1 million and a carrying value of $2.5 million, classified in fixed assets in the Consolidated Balance Sheets.

During 2014, the Company reviewed the recoverability of the carrying value of four vacant owned facilities. At December 31, 2014, the Company had three vacant owned facilities with an estimated combined fair value of $4.2 million and a combined carrying value of $3.9 million, classified in fixed assets in the Consolidated Balance Sheets.

During 2013, the Company reviewed the recoverability of the carrying value of six vacant owned facilities. The fair value of two of these vacant owned facilities did not exceeded their carrying value, therefore an impairment charge of $0.1 million was recorded in selling, general, and administrative expenses in the Consolidated Statements of Income. At December 31, 2013, the Company had three vacant owned facilities, with an estimated combined fair value of $3.6 million and a combined carrying value of $3.2 million, classified in fixed assets in the Consolidated Balance Sheets.

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

14.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. This ASU is effective for annual and interim periods beginning after December 15, 2016, and can be applied prospectively or retrospectively to adjustments with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU applies to restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under the new guidance, an acquirer must recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual and interim periods beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts occurring after the effective date with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory measured using the first-in, first-out (“FIFO”) or average cost methods. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Adoption of this ASU will not have a material impact on the Company’s results of operations, cash flows or financial position.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs be presented on the balance sheet as a direct reduction from the related debt liability rather than as an asset. Amortization of the costs would be reported as interest expense. The amendments in this ASU are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. Adoption of this ASU will not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

DREW INDUSTRIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2015
Net sales	$361,457	$362,085	$345,296	$334,228	$1,403,066
Gross profit	$76,403	$82,060	$74,125	$73,414	$306,002
Income before income taxes	$31,649	$33,019	$26,576	$23,125	$114,369
Net income	$20,073	$20,869	$17,263	$16,140	$74,345

Net income per common share:
Basic	$0.83	$0.86	$0.71	$0.66	$3.06
Diluted	$0.82	$0.85	$0.70	$0.65	$3.02

Stock market price:
High	$64.61	$62.60	$59.42	$61.90	$64.61
Low	$47.63	$55.26	$52.42	$53.55	$47.63
Close (at end of quarter)	$61.54	$58.02	$54.61	$60.89	$60.89

Year ended December 31, 2014
Net sales	$285,377	$321,783	$294,271	$289,351	$1,190,782
Gross profit	$63,200	$72,012	$62,483	$57,228	$254,923
Income before income taxes	$25,926	$29,075	$22,941	$17,115	$95,057
Net income	$16,164	$18,618	$15,488	$11,996	$62,266

Net income per common share:
Basic	$0.68	$0.78	$0.65	$0.50	$2.60
Diluted	$0.67	$0.77	$0.64	$0.49	$2.56

Stock market price:
High	$54.20	$54.15	$50.83	$51.69	$54.20
Low	$45.53	$45.80	$41.00	$41.95	$41.00
Close (at end of quarter)	$54.20	$50.01	$42.19	$51.07	$51.07

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued their attestation report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

/s/ Jason D. Lippert	/s/ David M. Smith
Chief Executive Officer	Chief Financial Officer

(b)    Report of the Independent Registered Public Accounting Firm.

The attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data.”

(c)    Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the proposal entitled “Election of Directors” and under the caption “Corporate Governance and Related Matters – Board Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016 (the “2016 Proxy Statement”) and from the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2016 Proxy Statement.

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

Item 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” and “Director Compensation” in the Company’s 2016 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2016 Proxy Statement and the Equity Compensation Plan Information contained in Part I, Item 5 in this Report.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters – Board of Directors and Director Independence” in the Company’s 2016 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the proposal entitled “Appointment of Auditors – Fees for Independent Auditors” in the Company’s 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - “List of Exhibits” incorporated herein by reference.
(b)    Exhibits - List of Exhibits.

Exhibit Number	Description
3.1*	Drew Industries Incorporated Restated Certificate of Incorporation.
3.2
Amended and Restated By-laws of Drew Industries Incorporated (incorporated by reference to Exhibit 4.2 included in the Registrant’s Registration Statement on Form S-8 filed on December 31, 2014 (Registration No. 333-201336)).

10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.231†*	Executive Non-Qualified Deferred Compensation Plan, as amended.
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

10.294†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).

10.295†	2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed March 4, 2015).
10.296†	Form of Performance Stock Award (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed March 4, 2015).
10.297†	Form of Deferred Stock Award (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed March 4, 2015).
10.298
Incremental Joinder Agreement dated March 3, 2015 among Lippert Components, Inc., Drew Industries Incorporated, each subsidiary of Drew Industries Incorporated listed therein, the Lenders listed therein, and JPMorgan Chase Bank, individually and as Administrative Agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 6, 2015).

10.299
Form of 3.35% Series A Senior Notes due March 20, 2020 of Lippert Components, Inc. pursuant to the Third Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed March 23, 2015).

10.300†
Transition, Separation and General Release Agreement, dated August 14, 2015, between Drew Industries Incorporated and Joseph S. Giordano III (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed August 20, 2015).

10.301†
Transition, Separation and General Release Agreement, dated January 1, 2016, between Drew Industries Incorporated and Todd Driver (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed January 7, 2016).

10.302†	2016 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed February 12, 2016).
14.1*	Code of Ethics for Senior Financial Officers.
14.2*	Guidelines for Business Conduct.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Interactive Data Files.

*Filed herewith
†Denotes a compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016	DREW INDUSTRIES INCORPORATED

	By:	/s/ Jason D. Lippert
Jason D. Lippert
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Each person whose signature appears below hereby authorizes Jason D. Lippert and David M. Smith, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints Jason D. Lippert and David M. Smith, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.

Date	Signature	Title

February 29, 2016	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 29, 2016	By: /s/ David M. Smith (David M. Smith)	Chief Financial Officer (principal financial officer)

February 29, 2016	By: /s/ Brian M. Hall (Brian M. Hall)	Corporate Controller (principal accounting officer)

February 29, 2016	By: /s/ James F. Gero (James F. Gero)	Chairman of the Board of Directors

February 29, 2016	By: /s/ Leigh J. Abrams (Leigh J. Abrams)	Director

February 29, 2016	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

February 29, 2016	By: /s/ David A. Reed (David A. Reed)	Director

February 29, 2016	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director

February 29, 2016	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 29, 2016	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 29, 2016	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director