Form 10-Q
period 2016-03-31
DREW INDUSTRIES Inc
filed 2016-05-10
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 29, 2016) was 24,504,986 shares of common stock.

DREW INDUSTRIES INCORPORATED

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
(In thousands, except per share amounts)

Net sales	$422,798	$361,457
Cost of sales	314,357	285,054
Gross profit	108,441	76,403
Selling, general and administrative expenses	52,713	44,565
Operating profit	55,728	31,838
Interest expense, net	476	189
Income before income taxes	55,252	31,649
Provision for income taxes	19,293	11,576
Net income	$35,959	$20,073

Net income per common share:
Basic	$1.46	$0.83
Diluted	$1.45	$0.82

Weighted average common shares outstanding:
Basic	24,567	24,215
Diluted	24,794	24,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2016	2015	2015
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$27,917	$27,927	$12,305
Accounts receivable, net	104,695	89,798	41,509
Inventories, net	165,184	138,276	170,834
Prepaid expenses and other current assets	23,408	19,897	21,178
Total current assets	321,204	275,898	245,826
Fixed assets, net	150,378	149,087	150,600
Goodwill	86,112	66,521	83,619
Other intangible assets, net	109,347	93,898	100,935
Deferred taxes	29,391	30,453	29,391
Other assets	12,610	13,272	12,485
Total assets	$709,042	$629,129	$622,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$48,392	$63,212	$29,700
Dividend payable	7,344	48,227	—
Accrued expenses and other current liabilities	99,654	69,499	69,162
Total current liabilities	155,390	180,938	98,862
Long-term indebtedness	49,920	49,955	49,910
Other long-term liabilities	36,334	28,230	35,509
Total liabilities	241,644	259,123	184,281

Stockholders’ equity
Common stock, par value $.01 per share	272	268	270
Paid-in capital	166,772	150,445	166,566
Retained earnings	329,821	248,760	301,206
Stockholders’ equity before treasury stock	496,865	399,473	468,042
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	467,398	370,006	438,575
Total liabilities and stockholders’ equity	$709,042	$629,129	$622,856

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
(In thousands)
Cash flows from operating activities:
Net income	$35,959	$20,073
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,943	9,802
Stock-based compensation expense	3,140	3,063
Other non-cash items	(166)	153
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(63,286)	(51,811)
Inventories, net	8,497	(3,505)
Prepaid expenses and other assets	(2,197)	(344)
Accounts payable, trade	18,692	13,678
Accrued expenses and other liabilities	31,929	16,024
Net cash flows provided by operating activities	43,511	7,133

Cash flows from investing activities:
Capital expenditures	(6,271)	(8,593)
Acquisitions of businesses	(18,100)	(2,723)
Proceeds from sales of fixed assets	234	68
Other investing activities	(151)	(177)
Net cash flows used for investing activities	(24,288)	(11,425)

Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(3,196)	(1,847)
Proceeds from line of credit borrowings	81,458	175,350
Repayments under line of credit borrowings	(81,458)	(191,000)
Proceeds from shelf-loan borrowing	—	50,000
Payment of contingent consideration related to acquisitions	(415)	(127)
Other financing activities	—	(161)
Net cash flows (used for) provided by financing activities	(3,611)	32,215

Net increase in cash	15,612	27,923

Cash and cash equivalents at beginning of period	12,305	4
Cash and cash equivalents at end of period	$27,917	$27,927

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$521	$173
Income taxes, net of refunds	$122	$84

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2015	$270	$166,566	$301,206	$(29,467)	$438,575
Net income	—	—	35,959	—	35,959
Issuance of 150,466 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(4,608)	—	—	(4,606)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	1,410	—	—	1,410
Stock-based compensation expense	—	3,140	—	—	3,140
Issuance of 4,784 deferred stock units relating to prior year compensation	—	264	—	—	264
Cash dividend ($0.30 per share)	—	—	(7,344)	—	(7,344)
Balance - March 31, 2016	$272	$166,772	$329,821	$(29,467)	$467,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” and collectively with its subsidiaries, the “Company”). Drew has no unconsolidated subsidiaries. Drew, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components in the United States and abroad for the leading manufacturers of recreational vehicles (“RVs”) and manufactured homes and for the related aftermarkets of those industries, and also supplies components for adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; modular housing; and factory-built mobile office units. At March 31, 2016, the Company operated 44 manufacturing and distribution facilities in the United States and Canada.

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

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2015 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

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

2.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Three Months Ended March 31, 2016 and Subsequent

Project 2000 S.r.l.

In May 2016, the Company acquired 100% of the equity interest of Project 2000 S.r.l. (“Project 2000”), an Italy-based manufacturer of innovative, space-saving bed lifts and retractable steps. Net sales reported by Project 2000 for 2015 were approximately $12 million. The purchase price was $18.8 million paid at closing, plus contingent consideration based on future sales by this operation.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Flair Interiors

In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc. (“Flair”), a manufacturer of RV furniture. Net sales reported by Flair for 2015 were approximately $25 million. The purchase price was $8.1 million paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$8,100

Customer relationships	$4,000
Net other assets	2,200
Total fair value of net assets acquired	$6,200

Goodwill (tax deductible)	$1,900

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Highwater Marine Furniture

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. Estimated 2015 net sales of the marine furniture business were approximately $20 million. The purchase price was $10.0 million paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$10,000

Customer relationships	$8,100
Net tangible assets	1,307
Total fair value of net assets acquired	$9,407

Goodwill (tax deductible)	$593

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines.

Acquisitions During the Three Months Ended March 31, 2015

EA Technologies

In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Net sales reported by EA Technologies for 2014 were $17 million. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing. The results of the acquired business have been included in the Company’s RV Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$9,248

Customer relationships	$400
Other identifiable intangible assets	80
Net tangible assets	8,868
Total fair value of net assets acquired	$9,348

Gain on bargain purchase	$100

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	RV Segment	MH Segment	Total
Accumulated cost – December 31, 2015	$124,121	$10,025	$134,146
Accumulated impairment – December 31, 2015	(41,276)	(9,251)	(50,527)
Net balance – December 31, 2015	82,845	774	83,619
Acquisitions – 2016	2,493	—	2,493
Net balance – March 31, 2016	$85,338	$774	$86,112

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. No impairment tests were required or performed during the three months ended March 31, 2016.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$99,890	$25,729	$74,161	6	to	16
Patents	53,890	29,257	24,633	3	to	19
Tradenames	8,655	4,618	4,037	3	to	15
Non-compete agreements	4,568	3,020	1,548	3	to	6
Other	668	387	281	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$172,358	$63,011	$109,347

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other intangible assets consisted of the following at December 31, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$94,560	$30,514	$64,046	6	to	16
Patents	54,293	28,255	26,038	3	to	19
Tradenames	8,935	4,751	4,184	3	to	15
Non-compete agreements	4,493	2,800	1,693	3	to	6
Other	594	307	287	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$167,562	$66,627	$100,935

3.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	March 31,		December 31,
(In thousands)	2016	2015	2015
Raw materials	$136,310	$119,213	$144,397
Work in process	7,859	4,395	4,932
Finished goods	21,015	14,668	21,505
Inventories, net	$165,184	$138,276	$170,834

4.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,		December 31,
(In thousands)	2016	2015	2015
Fixed assets, at cost	$298,355	$279,699	$291,776
Less accumulated depreciation and amortization	147,977	130,612	141,176
Fixed assets, net	$150,378	$149,087	$150,600

5.    NOTES RECEIVABLE

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2015 and 2014, the Company received installments of $3.8 million under the note. At March 31, 2016, the present value of the remaining amount due under the note receivable was $3.2 million.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At March 31, 2016, the present value of the remaining amount due under the note receivable was $1.7 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,		December 31,
(In thousands)	2016	2015	2015
Employee compensation and benefits	$30,900	$23,727	$25,147
Current portion of accrued warranty	18,185	15,284	17,020
Taxes payable	17,508	5,610	—
Sales rebates	9,735	7,016	7,993
Other	23,326	17,862	19,002
Accrued expenses and other current liabilities	$99,654	$69,499	$69,162

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

(In thousands)	2016	2015
Balance at beginning of period	$26,204	$21,641
Provision for warranty expense	5,477	4,531
Warranty liability from acquired businesses	125	—
Warranty costs paid	(3,692)	(2,666)
Balance at end of period	28,114	23,506
Less long-term portion	9,929	8,222
Current portion of accrued warranty	$18,185	$15,284

7.    LONG-TERM INDEBTEDNESS

At March 31, 2016 and 2015, and December 31, 2015, the Company had no outstanding borrowings on its line of credit.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 to 1.0 percent (minus 1.0 percent at March 31, 2016), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 to 2.0 percent (plus 1.75 percent at March 31, 2016) depending on the Company’s performance and financial condition. At March 31, 2016, the Company had $2.6 million in outstanding, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $97.4 million at March 31, 2016.

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2016. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at March 31, 2016. At March 31, 2016, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of each of the Company’s direct and indirect subsidiaries.

Pursuant to the Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Credit Agreement and the “shelf-loan” facilities is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2016. The remaining availability under these facilities was $197.4 million at March 31, 2016.

On April 27, 2016, the Company announced the successful refinancing of the Credit Agreement through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase, (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent depending on the Company’s performance and financial condition.

On April 27, 2016, the Company also amended and restated its “shelf-loan” facility with Prudential to conform certain covenants and other terms to the Amended Credit Agreement. The “shelf-loan” facility expires February 24, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with certain business acquisitions, if agreed upon sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2016, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.9 percent.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31:

(In thousands)	2016	2015
Balance at beginning of period	$10,840	$8,129
Acquisitions	—	—
Payments	(415)	(127)
Accretion (a)	239	289
Fair value adjustments (a)	(366)	(232)
Balance at end of the period (b)	10,298	8,059
Less current portion in accrued expenses and other current liabilities	(5,073)	(3,494)
Total long-term portion in other long-term liabilities	$5,225	$4,565

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of March 31, 2016 are $13.3 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Distribution and Supply Agreement

In July 2015, the Company entered into a six-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”), a Hong Kong based firm that designs, engineers and supplies premium electronics. This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of LED televisions, sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry.

In connection with this agreement, the Company entered into the following minimum purchase obligations (“MPOs”):

July 2015 - June 2016	$ 60 million
July 2016 - June 2017	$ 90 million
July 2017 - June 2018	$127 million
July 2018 - June 2019	$172 million

If the Company misses an MPO in any given year by more than ten percent, after taking into account excess purchases from the previous year, Furrion has the right to either terminate the distribution agreement with six months’ notice or remove exclusivity from the Company. If exclusivity is withdrawn, the Company at its election can terminate the distribution agreement with six months’ notice. Upon termination of the agreement, Furrion has agreed to purchase from the Company any non-obsolete stocks of Furrion products at the cost paid by the Company. After the first year, Furrion and the Company have agreed to review these MPOs on an annual basis and adjust the MPOs as necessary based upon current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products. The Company anticipates revisions to the MPOs from time to time.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration (“NHTSA”) regarding reported incidents involving the Company’s products. In February 2015, NHTSA opened a Preliminary Evaluation as a result of four Vehicle Owner Questionnaires (VOQs) alleging failure of the Company’s electrically powered step (“Coach Step”), which was primarily supplied for motorhome RVs between model years 2008 and 2014. The Coach Step was no longer manufactured after 2014. In March 2015, NHTSA sent a formal request for information, data and supporting documentation from the Company regarding the Coach Step, which the Company provided in April 2015. After a thorough review of the design and operation of the Coach Step,

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company initiated a voluntary safety recall in September 2015 of all double and triple Coach Steps. The Company recorded a reserve of $1.1 million for the contingent obligation in the third quarter of 2015.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2016, would not be material to the Company’s financial position or annual results of operations.

9.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	March 31,		December 31,
(In thousands)	2016	2015	2015
Common stock authorized	75,000	30,000	75,000
Common stock issued	27,189	26,817	27,039
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2016	2015
Weighted average shares outstanding for basic earnings per share	24,567	24,215
Common stock equivalents pertaining to stock options and deferred stock units	227	326
Weighted average shares outstanding for diluted earnings per share	24,794	24,541

The weighted average diluted shares outstanding for the three months ended March 31, 2016 and 2015 exclude the effect of 242,174 and 218,323 shares of common stock, respectively, subject to stock-based performance awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

On April 15, 2016, a dividend of $0.30 per share of the Company’s common stock, representing an aggregate of $7.3 million, was paid to stockholders of record as of April 1, 2016.

On April 10, 2015, a special dividend of $2.00 per share of the Company’s common stock, representing an aggregate of $48.2 million, was paid to stockholders of record as of March 27, 2015. In connection with this special dividend, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 for each deferred stock unit, share of restricted stock or stock award, representing $1.8 million in total for this special dividend. In connection with this special cash dividend, the exercise price of all outstanding stock options was reduced by $2.00 per share. The reductions in exercise price were made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2016, the Company issued 4,784 deferred stock units at the average price of $55.22, or $0.3 million, to executive officers in lieu of cash for a portion of their 2015 incentive compensation. In February 2015, the Company issued 36,579 deferred stock units at the average price of $55.95, or $2.0 million, to executive officers in lieu of cash for a portion of their 2014 incentive compensation.

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	March 31, 2016				December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$7,733	$7,733	$—	$—	$7,774	$7,774	$—	$—
Total assets	$7,733	$7,733	$—	$—	$7,774	$7,774	$—	$—

Liabilities
Contingent consideration	$10,298	$—	$—	$10,298	$10,840	$—	$—	$10,840
Deferred compensation	14,146	14,146	—	—	11,836	11,836	—	—
Total liabilities	$24,444	$14,146	$—	$10,298	$22,676	$11,836	$—	$10,840

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the three months ended March 31:

	2016		2015
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Vacant owned facilities	$2,527	$—	$3,866	$—
Net assets of acquired businesses	15,607	—	2,723	—
Total assets	$18,134	$—	$6,589	$—

Vacant Owned Facilities

During the first three months of 2016, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At March 31, 2016, the Company had one vacant owned facility, with an estimated fair value of $5.3 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

Net Assets of Acquired Businesses

The Company valued the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company used different valuation techniques in determining the fair value. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and liabilities, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

11.    SEGMENT REPORTING

The Company has two reportable segments; the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant.

The RV Segment, which accounted for 93 percent of consolidated net sales for each of the three month periods ended March 31, 2016 and 2015, respectively, manufactures or distributes a variety of products assembled in the production of RVs. The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats. Approximately 72 percent of the Company’s RV Segment net sales for the twelve months ended March 31, 2016 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs.

The MH Segment, which accounted for seven percent of consolidated net sales for each of the three month periods ended March 31, 2016 and 2015, respectively, manufactures or distributes a variety of products assembled in the production of manufactured homes. The Company also supplies certain of these products to the manufactured housing aftermarket and to adjacent industries, including modular housing and mobile office units. Certain of the Company’s MH Segment customers manufacture both manufactured homes and modular homes, and certain of the products manufactured by the Company are suitable for both types of homes. As a result, the Company is not always able to determine in which type of home its products are installed.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Decisions concerning the allocation of the Company’s resources are made by the Company’s key executives, with oversight by the Board of Directors. This group evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the RV and MH Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Information relating to segments follows for the:
	Three Months Ended March 31,
(In thousands)	2016	2015
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$283,369	$259,695
Motorhomes	28,523	22,309
RV aftermarket	24,968	17,209
Adjacent industries	54,819	35,358
Total RV Segment net sales	391,679	334,571

MH Segment:
Manufactured housing OEMs	21,229	17,823
Manufactured housing aftermarket	4,649	3,829
Adjacent industries	5,241	5,234
Total MH Segment net sales	31,119	26,886
Total net sales	$422,798	$361,457

Operating profit:
RV Segment	$51,281	$29,133
MH Segment	4,447	2,705
Total operating profit	$55,728	$31,838

In the third quarter of 2015, the Company refined its methodology for categorizing sales within the RV Segment. This change improves accuracy, but has no impact on total RV Segment net sales or trends. Prior periods have been reclassified to conform to this presentation.

Future Changes to Reporting Segments

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were seven percent of consolidated net sales for the first three months of 2016. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. In response to the changes, subsequent to March 31, 2016, the Company made changes to its internal reporting structure, reflecting a change in how its Chief Operating Decision Maker will assess the performance of the Company’s operating results and make decisions about resource allocations. The Company is in the process of evaluating changes to its reportable operating segments as a result of this change. The revised segments are anticipated to be effective with the Company’s Quarterly Report on Form 10-Q for the second quarter of 2016.

12.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. During the first quarter of 2016, the Company elected to retrospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to non-current on the accompanying Condensed Consolidated Balance Sheet. As a result, the Company reclassified $18,709 and $22,616 from current assets to long-term assets as of March 31, 2015 and December 31, 2015, respectively. The adoption of this guidance has no impact on the Company’s results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an ASU that allows the presentation of debt issuance costs related to line-of-credit arrangements to continue to be an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The amendments in these ASUs are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted these ASUs retrospectively effective January 1, 2016, and have reclassified all debt issuance costs, with the exception of those related to the revolving credit facility, as a reduction from the carrying amount of the related debt liability for both current and prior periods. The adoption of this guidance had no impact on the Company’s results of operations and cash flows.

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

DREW INDUSTRIES INCORPORATED

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company has two reportable segments: the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). Intersegment sales are insignificant. At March 31, 2016, the Company operated 44 manufacturing and distribution facilities in the United States and Canada.

Net sales and operating profit were as follows for the:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net sales:
RV Segment:
RV OEMs:
Travel trailers and fifth-wheels	$283,369	$259,695
Motorhomes	28,523	22,309
RV aftermarket	24,968	17,209
Adjacent industries	54,819	35,358
Total RV Segment net sales	391,679	334,571
MH Segment:
Manufactured housing OEMs	21,229	17,823
Manufactured housing aftermarket	4,649	3,829
Adjacent industries	5,241	5,234
Total MH Segment net sales	31,119	26,886
Total net sales	$422,798	$361,457

Operating profit:
RV Segment	$51,281	$29,133
MH Segment	4,447	2,705
Total operating profit	$55,728	$31,838

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

The Company also supplies certain of these products to the RV aftermarket and to adjacent industries, including buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheels, folding camping trailers and truck campers). Approximately 72 percent of the Company’s RV Segment net sales for the twelve months ended March 31, 2016 were of products to original equipment manufacturers (“OEMs”) of travel trailer and fifth-wheel RVs. Travel trailer and fifth-wheel RVs accounted for 84 percent of all RVs shipped by the industry during the twelve months ended March 31, 2016.

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

Over the past several years, largely due to the growth the Company has experienced in its RV Segment, the MH Segment is now a smaller part of the Company. MH Segment net sales were seven percent of consolidated net sales for the first three months of 2016. In addition, the Company has recently increased its focus on the significant opportunities in the RV aftermarket, which is currently included in the RV Segment. In response to the changes, subsequent to March 31, 2016, the Company made changes to its internal reporting structure, reflecting a change in how the Chief Operating Decision Maker will assess the performance of the Company’s operating results and make decisions about resource allocations. The Company is in the process of evaluating changes to its reportable operating segments as a result of this change. The revised segments are anticipated to be effective with the Company’s Quarterly Report on Form 10-Q for the second quarter of 2016.

INDUSTRY BACKGROUND

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

industry-wide wholesale shipments. Based on the strength of retail sales and the current outlook from several RV OEMs and their dealer networks, most industry analysts continue to report that RV dealer inventory is in line with anticipated retail demand.
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first three months of 2016, the Company’s primary RV market, increased 11 percent to 90,700 units, compared to the first three months of 2015, as a result of:

•
An estimated 3,800 unit increase in retail demand in the first three months of 2016, or seven percent, as compared to the same period of 2015. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•
RV dealers seasonally increasing inventory levels by an estimated 31,800 units in the first three months of 2016, higher than the increase in inventory levels of 26,700 units in the first three months of 2015.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2016(1)	90,700	11%	58,900	7%	31,800
Quarter ended December 31, 2015	75,000	4%	49,700	16%	25,300
Quarter ended September 30, 2015	68,700	5%	99,200	13%	(30,500)
Quarter ended June 30, 2015	88,900	4%	112,500	12%	(23,600)
Twelve months ended March 31, 2016(1)	323,300	6%	320,300	12%	3,000

Quarter ended March 31, 2015	81,800	8%	55,100	19%	26,700
Quarter ended December 31, 2014	72,300	20%	42,900	18%	29,400
Quarter ended September 30, 2014	65,500	7%	88,000	12%	(22,500)
Quarter ended June 30, 2014	85,700	7%	100,200	7%	(14,500)
Twelve months ended March 31, 2015	305,300	10%	286,200	12%	19,100

(1)	Retail sales data for March 2016 has not been published; therefore retail and dealer inventory data includes a Company estimate for retail units sold.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2016 increased 18 percent to 14,000 units compared to the same period of 2015. The Company estimates retail demand for motorhome RVs increased 6 percent in the first three months of 2016.
The RVIA has projected a modest increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2016. Several RV OEM customers are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2015. Further, retail sales of travel trailer and fifth-wheel RVs have increased in 75 of the last 77 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in late 2015 and into early 2016.
Although future retail demand is inherently uncertain, RV industry fundamentals in 2015 and the first three months of 2016, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the seven percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first three months of 2016. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for 2016. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Over the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 - 70 are projected to total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 - 64 own at least one RV. The RVIA reported much of the success of the RV industry has been driven by the Baby Boomer generation. The size of that generation is beginning to wane, and younger generations, Generation X and Millennials are becoming more relevant to future industry growth. Generation X and Millennials are more diverse, requiring new and creative marketing approaches to attract them to the RV industry. The RVIA has an advertising campaign promoting the “RV Lifestyle” targeted at both parents aged 30 - 49 with children at home, as well as couples aged 50 - 64 with no children at home. In addition, the RV OEMs have developed more entry level units, specifically targeting younger families, in both towables and motorhomes. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, are trends that could continue to motivate consumer demand for RVs. RVIA studies indicate RV vacations cost significantly less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

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

Manufactured homes contain one or more “floors” or sections which can be joined to make larger homes. A typical section may range in size from 800 - 1,200 square feet. During the first three months of 2016, multi-section homes were 54 percent of the total manufactured homes produced, consistent with 2012 - 2015. Multi-section homes averaged 64 percent of the total manufactured homes produced between 2007 - 2010. Multi-section manufactured homes generally contain more of the Company’s products than single-section manufactured homes.

The Institute for Building Technology and Safety (“IBTS”) reported industry-wide wholesale shipments of manufactured homes were 19,100 units for the first three months of 2016, an increase of 24 percent compared to the first three months of 2015.

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

Nevertheless, the Company believes long-term growth prospects for manufactured housing remain positive because of the quality and affordability of the home and favorable demographic trends, including the increasing number of retirees who, in the past, had represented a significant market for manufactured homes.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the first quarter of 2016 increased to $423 million, 17 percent higher than the first quarter of 2015. The 11 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, positively impacted the net sales growth in the 2016 first quarter ended March 31, 2016. Acquisitions completed by the Company over the twelve months ended March 31, 2016, as well as the Furrion Limited (“Furrion”) distribution and supply agreement for premium electronics (the “Furrion Agreement”), added $25 million in net sales in the first quarter of 2016.

•
In the first quarter of 2016, the Company continued to grow sales to both adjacent industries and the aftermarket for the RV and manufactured housing segments. Aggregate net sales to adjacent industries increased 48 percent to $60 million, largely due to acquisitions, and aftermarket net sales increased 41 percent to $30 million compared to the first quarter of 2015. Together, these markets now account for 21 percent of consolidated net sales, double the percentage from 2010.

•
For the first quarter of 2016, the Company’s net income increased to $36.0 million, or $1.45 per diluted share, up from net income of $20.1 million, or $0.82 per diluted share, in the first quarter of 2015.

•
Consolidated operating profits increased to $55.7 million in the first quarter of 2016 from $31.8 million in the first quarter of 2015. Operating profit margin increased to 13.2 percent in the first quarter of 2016 from 8.8 percent in the first quarter of 2015.

•
The Company continues to take actions to improve its cost structure, including the actions implemented in the fourth quarter of 2015 to balance indirect labor. Lean teams continue working to reduce cost and implement processes to better utilize available floorspace. Raw material costs continue to fluctuate and are expected to remain volatile. In particular, the cost of aluminum and steel used in certain of the Company’s manufactured components dropped during the second half of 2015 and reached significant low points; however, certain of these prices increased in the first quarter of 2016 from those low points experienced during 2015.

•	Thus far in 2016, the Company completed three acquisitions:

•	Project 2000 S.r.l. -- An Italian manufacturer of innovative, space-saving bed lifts and retractable steps, with estimated annual sales of €10 million (US$12 million);

•	Flair Interiors -- A Goshen, Indiana manufacturer of RV furniture, with estimated annual sales of $25 million; and

•
Highwater Marine Furniture -- An Elkhart, Indiana marine furniture operation providing furniture solutions for Highwater Marine, LLC, a manufacturer of pontoon boats. Estimated annual sales for the marine furniture operation were $20 million.

Integration activities for these acquired businesses are underway and proceeding in line with established plans. The Company plans to grow sales and leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations. After funding these acquisitions, the Company believes it has access to sufficient financial capital and staff to take advantage of additional investment opportunities.

•	Return on equity for the twelve months ended March 31, 2016 improved to 21.6 percent, from the 18.4 percent return on equity in 2015.

•	In April 2016, the Company paid a dividend of $0.30 per share, aggregating $7.3 million.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RV Segment

Net sales of the RV Segment in the first quarter of 2016 increased 17 percent, or $57 million, compared to the first quarter of 2015. Net sales of components were to the following markets for the three months ended March 31:

(In thousands)	2016	2015	Change
RV OEMs:
Travel trailers and fifth-wheels	$283,369	$259,695	9%
Motorhomes	28,523	22,309	28%
RV aftermarket	24,968	17,209	45%
Adjacent industries	54,819	35,358	55%
Total RV Segment net sales	$391,679	$334,571	17%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31, were:

	2016	2015	Change
Travel trailer and fifth-wheel RV's	90,700	81,800	11%
Motorhomes	14,000	11,900	18%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first quarter of 2016 were comparable to, but slightly lower than, the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period. This is primarily the result of increased unit sales of entry-level travel trailers which typically contain less content per unit.

The Company’s net sales growth in components for motorhomes during the first quarter of 2016 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2016	2015	Change
Travel trailer and fifth-wheel RV	$2,978	$2,914	2%
Motorhome	$1,858	$1,736	7%

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

The Company’s net sales to the RV aftermarket increased during the first quarter of 2016 primarily due to the Company's increasing sales of OEM components over time combined with normal wear and the Company's focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated 10 million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s net sales to adjacent industries, including components for buses, trailers used to haul boats, livestock, equipment and other cargo, and pontoon boats, increased during the first quarter of 2016 primarily due to market share gains and acquisitions completed in 2015 and the first three months of 2016, which acquisitions added $12 million in net sales during the first quarter of 2016. The Company continues to believe there are significant opportunities in adjacent industries.

Operating profit of the RV Segment was $51.3 million in the first quarter of 2016, an improvement of $22.1 million compared to the first quarter of 2015. The operating profit margin of the RV Segment in the first quarter of 2016 was impacted by:

•	Increasing sales to aftermarket and adjacent industries customers. Certain sales to customers outside of RV OEMs provide better margins.

•	Indirect labor cost savings initiated in the fourth quarter of 2015 to reduce such costs on an annualized basis.

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

•
Lower material costs for certain raw materials. After increasing in the latter part of 2014, steel and aluminum costs declined in the second half of 2015. Costs for these commodities experienced some increases since the beginning of 2016. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•	Lower group health and workers’ compensation claims. The Company actively works to manage and reduce these costs, however, these costs remain subject to fluctuation.

•	Better fixed cost absorption by spreading fixed costs over a $57 million larger sales base.
Partially offset by:

•
Fixed costs which were approximately $3 million to $5 million higher than in the first quarter of 2015. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2016 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well amortization costs of intangible assets related to those businesses.

•	Sales mix changes of its products, including lower sales of fifth-wheel products.

MH Segment

Net sales of the MH Segment in the first quarter of 2016 increased 16 percent, or $31 million, compared to the same period of 2015. Net sales of components were to the following markets for the three months ended March 31:

(In thousands)	2016	2015	Change
Manufactured housing OEMs	$21,229	$17,823	19%
Manufactured housing aftermarket	4,649	3,829	21%
Adjacent industries	5,241	5,234	—%
Total MH Segment net sales	$31,119	$26,886	16%

According to the IBTS, industry-wide wholesale shipments for the three months ended March 31, were:

	2016	2015	Change
Total homes produced	19,100	15,400	24%
Total floors produced	29,600	23,500	26%

Industry-wide wholesale shipments of manufactured homes increased during the first quarter of 2016 when compared to the same period of the prior year. The Company’s net sales of components for new manufactured homes increased during the same

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

period of 2016 to a slightly lesser extent, primarily due to customer mix, as the Company’s content per unit varies between customers.

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

Content per:	2016	2015	Change
Home produced	$1,150	$1,192	(4)%
Floor produced	$738	$779	(5)%

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

Operating profit of the MH Segment was $4.4 million in the first quarter of 2016, an increase of $1.7 million compared to the first quarter of 2015, primarily due to the increase in net sales from higher units sales and lower material costs for certain raw material inputs.

Income Taxes

The effective tax rate for the first three months of 2016 of 34.9 percent was lower than the effective tax rate for the first three months of 2015 of 36.6 percent, benefiting from higher federal and state tax credits. The Company estimates the 2016 full year effective tax rate to be approximately 35 to 36 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2016	2015
Net cash flows provided by operating activities	$43,511	$7,133
Net cash flows used for investing activities	(24,288)	(11,425)
Net cash flows (used for) provided by financing activities	(3,611)	32,215
Net increase in cash	$15,612	$27,923

Cash Flows from Operations

Net cash flows from operating activities in the first three months of 2016 were $36.4 million higher than the same period of 2015, primarily due to:

•	A $15.9 million increase in net income in the first three months of 2016 compared to the first three months of 2015.

•
A $20.9 million larger increase in accounts payable and accrued expenses and other liabilities in first three months of 2016 compared to the first three months of 2015, primarily due to the timing of tax payments.

•
A decrease in inventories of $8.5 million in the first three months of 2016 compared to an increase of $3.5 million in the first three months of 2015. The decrease in inventories in the first three months of 2016 was primarily due to an inventory reduction initiative. Inventory turnover for the twelve months ended March 31, 2016 decreased to 6.8 turns compared to the full year 2015 at 6.9 turns. The Company is working to improve inventory turnover over the coming quarters, however, inventory turns may trend lower due to growth in product categories such as import furniture and Furrion electronics.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	A $1.1 million increase in depreciation and amortization due to the investments in acquisitions and capital expenditures.
Partially offset by:

•
A $11.5 million larger seasonal increase in accounts receivable in the first three months of 2016 compared to the first three months of 2015. This larger increase was primarily due to increased net sales partially offset by the timing of payments by the Company’s customers. Accounts receivable balances remain current, with only 21 days sales outstanding at March 31, 2016.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, and also giving consideration to emerging trends and changes to the sales mix, the Company expects working capital to increase or decrease equivalent to approximately 11 - 14 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $10.9 million in the first three months of 2016, and is expected to aggregate $42 million to $47 million for the full year 2016. Non-cash stock-based compensation in the first three months of 2016 was $3.1 million, including $0.3 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2015 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $15 million to $17 million for the full year 2016.

Cash Flows from Investing Activities
Cash flows used for investing activities of $24.3 million in the first three months of 2016 were primarily comprised of $6.3 million for capital expenditures and $18.1 million for the acquisition of businesses. Cash flows used for investing activities of $11.4 million in the first three months of 2015 were primarily comprised of $8.6 million for capital expenditures and $2.7 million for the acquisition of businesses.
In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, a manufacturer of pontoon boats located in Elkhart, Indiana. The purchase price was $10.0 million paid at closing.
In February 2016, the Company acquired the business and certain assets of Flair Interiors, a manufacturer of RV furniture. The purchase price was $8.1 million paid at closing.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately two percent of net sales, while the growth portion has averaged approximately 10 - 12 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. In the first three months of 2016 capital expenditures of $6.3 million were in line with historical averages. As such, coupled with the success achieved in lean manufacturing to free up additional manufacturing space, the Company believes it is well positioned to meet the increased manufacturing demands expected for 2016 and into 2017 with capital expenditures at or below historical levels.
The Company estimates capital expenditures will be $20 million to $26 million in 2016, including $11 million to $14 million of “replacement” capital expenditures and $9 million to $12 million of “growth” capital expenditures. Additional capital expenditures may be required in 2016 depending on the extent of the sales growth, the impact of any acquisitions and other initiatives by the Company.
The capital expenditures and acquisitions during the first three months of 2016 were funded from operations and periodic borrowings under the Company’s line of credit. The capital expenditures for the balance of 2016 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows provided by financing activities in the first three months of 2016 were primarily comprised of the Company receiving $1.4 million in cash and the related tax benefits from the exercise of stock-based compensation, which was more than offset by $4.6 million of shares tendered for payment of taxes. In addition, the Company made $0.4 million in payments for contingent consideration related to acquisitions.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash flows provided by financing activities in the first three months of 2015 were primarily comprised of a net increase in indebtedness of $34.4 million. The increase in indebtedness includes new debt comprised of $50.0 million of Senior Promissory Notes, offset by a net reduction in the amount borrowed under the Company’s line of credit of $15.6 million. Borrowings under the Company’s line of credit reached a high of $57.6 million during the first three months of 2015. In addition, in the first three months of 2015, the Company received $5.3 million in cash and the related tax benefits from the exercise of stock-based compensation, which was more than offset by $7.2 million of shares tendered for payment of taxes.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a $10.3 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2016, including $5.1 million recorded as a current liability. For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.
On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. At March 31, 2016, the Company had $2.6 million in outstanding letters of credit under the line of credit. Borrowings under the Company’s line of credit reached a high of $33.0 million during the first three months of 2016. Availability under the Company's line of credit was $97.4 million at March 31, 2016.
On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than twelve years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential, under the “shelf-loan” facility, for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2016. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at March 31, 2016.
Pursuant to the Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Availability under both the Credit Agreement and the “shelf-loan” facilities is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2016. The remaining availability under these facilities was $197.4 million at March 31, 2016.
On April 27, 2016, the Company announced the successful refinancing of the Credit Agreement through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions.
On April 27, 2016, the Company also amended and restated its “shelf-loan” facility with Prudential to conform certain covenants and other terms to the Amended Credit Agreement. The “shelf-loan” facility expires February 24, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first three months of 2016 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” with respect to the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel, steel based components and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of labor, employee benefits, employee retention, realization and impact of efficiency improvements and cost reductions, the successful entry into new markets, the costs of compliance with environmental laws and increased governmental regulation and oversight, information technology performance

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

and security, the ability to protect intellectual property, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in the Company’s subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At March 31, 2016, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2016, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. At March 31, 2016, the Company had no derivative instruments outstanding.
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

b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of March 31, 2016, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 29, 2016.

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1)	31.1 Certification of Chief Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.

2)	31.2 Certification of Chief Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.

3)	32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.

4)	32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.

5)	101 Interactive Data Files.

DREW INDUSTRIES INCORPORATED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREW INDUSTRIES INCORPORATED
Registrant

By	/s/ David M. Smith
David M. Smith
Chief Financial Officer
May 10, 2016