Form 10-Q
period 2016-06-30
DREW INDUSTRIES Inc
filed 2016-08-09
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 29, 2016) was 24,586,925 shares of common stock.

DREW INDUSTRIES INCORPORATED

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
(In thousands, except per share amounts)

Net sales	$863,629	$723,542	$440,831	$362,085
Cost of sales	638,284	565,079	323,927	280,025
Gross profit	225,345	158,463	116,904	82,060
Selling, general and administrative expenses	110,229	92,991	57,516	48,426
Operating profit	115,116	65,472	59,388	33,634
Interest expense, net	889	804	413	615
Income before income taxes	114,227	64,668	58,975	33,019
Provision for income taxes	40,699	23,726	21,406	12,150
Net income	$73,528	$40,942	$37,569	$20,869

Net income per common share:
Basic	$3.00	$1.69	$1.52	$0.86
Diluted	$2.96	$1.67	$1.51	$0.85

Weighted average common shares outstanding:
Basic	24,542	24,247	24,662	24,279
Diluted	24,822	24,578	24,916	24,615

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2016	2015	2015
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$78,560	$11,782	$12,305
Accounts receivable, net	102,355	72,902	41,509
Inventories, net	149,163	163,448	170,834
Prepaid expenses and other current assets	25,613	17,340	21,178
Total current assets	355,691	265,472	245,826
Fixed assets, net	151,250	148,639	150,600
Goodwill	93,831	72,922	83,619
Other intangible assets, net	114,000	102,862	100,935
Deferred taxes	29,391	30,453	29,391
Other assets	13,656	13,175	12,485
Total assets	$757,819	$633,523	$622,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$53,330	$52,505	$29,700
Accrued expenses and other current liabilities	113,244	77,752	69,162
Total current liabilities	166,574	130,257	98,862
Long-term indebtedness	49,930	79,890	49,910
Other long-term liabilities	38,284	27,336	35,509
Total liabilities	254,788	237,483	184,281

Stockholders’ equity
Common stock, par value $.01 per share	273	268	270
Paid-in capital	173,474	157,436	166,566
Retained earnings	359,510	267,803	301,206
Accumulated other comprehensive loss	(759)	—	—
Stockholders’ equity before treasury stock	532,498	425,507	468,042
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	503,031	396,040	438,575
Total liabilities and stockholders’ equity	$757,819	$633,523	$622,856

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
(In thousands)
Cash flows from operating activities:
Net income	$73,528	$40,942
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	22,190	19,855
Stock-based compensation expense	7,274	7,069
Other non-cash items	809	162
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(58,777)	(30,536)
Inventories, net	25,590	(24,361)
Prepaid expenses and other assets	(4,199)	2,333
Accounts payable, trade	21,496	1,250
Accrued expenses and other liabilities	45,102	19,645
Net cash flows provided by operating activities	133,013	36,359

Cash flows from investing activities:
Capital expenditures	(12,971)	(14,668)
Acquisitions of businesses, net of cash acquired	(34,237)	(25,058)
Proceeds from sales of fixed assets	337	1,958
Other investing activities	(237)	(213)
Net cash flows used for investing activities	(47,108)	(37,981)

Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(1,144)	(688)
Proceeds from line of credit borrowings	81,458	390,870
Repayments under line of credit borrowings	(81,458)	(376,520)
Proceeds from shelf-loan borrowing	—	50,000
Payment of dividends	(14,707)	(48,227)
Payment of contingent consideration related to acquisitions	(2,715)	(1,874)
Other financing activities	(1,084)	(161)
Net cash flows (used for) provided by financing activities	(19,650)	13,400

Net increase in cash	66,255	11,778

Cash and cash equivalents at beginning of period	12,305	4
Cash and cash equivalents at end of period	$78,560	$11,782

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,082	$788
Income taxes, net of refunds	$19,134	$8,613

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
(In thousands)

Consolidated net income	$73,528	$40,942	$37,569	$20,869
Other comprehensive loss:
Net foreign currency translation adjustment	(759)	—	(759)	—
Total comprehensive income	$72,769	$40,942	$36,810	$20,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2015	$270	$166,566	$301,206	$—	$(29,467)	$438,575
Net income	—	—	73,528	—	—	73,528
Issuance of 231,979 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(3,806)	—	—	—	(3,803)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	2,659	—	—	—	2,659
Stock-based compensation expense	—	7,274	—	—	—	7,274
Issuance of 4,784 deferred stock units relating to prior year compensation	—	264	—	—	—	264
Other comprehensive loss	—	—	—	(759)	—	(759)
Cash dividends ($0.60 per share)	—	—	(14,707)	—	—	(14,707)
Dividend equivalents on stock-based awards	—	517	(517)	—	—	—
Balance - June 30, 2016	$273	$173,474	$359,510	$(759)	$(29,467)	$503,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” and collectively with its subsidiaries, the “Company”). Drew has no unconsolidated subsidiaries. Drew, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and factory-built mobile office units. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At June 30, 2016, the Company operated 45 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years Additionally, sale of components to the aftermarket channels of these industries tend to be counter-seasonal.

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

2.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Six Months Ended June 30, 2016

Project 2000 S.r.l.

In May 2016, the Company acquired 100 percent of the equity interest of Project 2000 S.r.l. (“Project 2000”), an Italy-based manufacturer of innovative, space-saving bed lifts and retractable steps. Net sales reported by Project 2000 for 2015 were approximately $12 million. The purchase price was $18.8 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration net of cash acquired	$16,137
Contingent consideration	1,322
Total fair value of consideration given	$17,459

Customer relationships	$6,925
Other identifiable intangible assets	2,308
Net tangible assets	128
Total fair value of net assets acquired	$9,361

Goodwill (not tax deductible)	$8,098

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Flair Interiors

In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc. (“Flair”), a manufacturer of RV furniture. Net sales reported by Flair for 2015 were approximately $25 million. The purchase price was $8.1 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$8,100

Customer relationships	$4,000
Net other assets	2,279
Total fair value of net assets acquired	$6,279

Goodwill (tax deductible)	$1,821

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 10 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Highwater Marine Furniture

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. Estimated 2015 net sales of the marine furniture business were approximately $20 million. The purchase price was $10.0 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

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

Acquisitions During the Six Months Ended June 30, 2015

Spectal Industries

In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Net sales reported by Spectal for 2014 were $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

EA Technologies

In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Net sales reported by EA Technologies for 2014 were $17 million. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing. The results of the acquired business have been included in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$9,248

Customer relationships	$400
Other identifiable intangible assets	80
Net tangible assets	8,868
Total fair value of net assets acquired	$9,348

Gain on bargain purchase	$100

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2015	$79,206	$4,413	$83,619
Acquisitions	10,512	—	10,512
Other	(300)	—	(300)
Net balance – June 30, 2016	$89,418	$4,413	$93,831

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In conjunction with the Company’s change in reportable operating segments (see Note 11), goodwill was reassigned to reporting units using a relative fair value allocation. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$106,552	$27,989	$78,563	6	to	16
Patents	55,082	30,738	24,344	3	to	19
Tradenames	9,766	4,932	4,834	3	to	15
Non-compete agreements	4,569	3,246	1,323	3	to	6
Other	309	60	249	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$180,965	$66,965	$114,000

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other intangible assets consisted of the following at December 31, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$94,560	$30,514	$64,046	6	to	16
Patents	54,293	28,255	26,038	3	to	19
Tradenames	8,935	4,751	4,184	3	to	15
Non-compete agreements	4,493	2,800	1,693	3	to	6
Other	594	307	287	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$167,562	$66,627	$100,935

3.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	June 30,		December 31,
(In thousands)	2016	2015	2015
Raw materials	$122,049	$145,154	$144,397
Work in process	9,256	3,666	4,932
Finished goods	17,858	14,628	21,505
Inventories, net	$149,163	$163,448	$170,834

4.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,		December 31,
(In thousands)	2016	2015	2015
Fixed assets, at cost	$304,982	$284,660	$291,776
Less accumulated depreciation and amortization	153,732	136,021	141,176
Fixed assets, net	$151,250	$148,639	$150,600

5.    NOTES RECEIVABLE

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. At June 30, 2016, the present value of the remaining amount due under the note receivable was $3.3 million.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At June 30, 2016, the present value of the remaining amount due under the note receivable was $1.7 million.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,		December 31,
(In thousands)	2016	2015	2015
Employee compensation and benefits	$41,467	$27,750	$25,147
Taxes payable	19,028	8,228	—
Current portion of accrued warranty	18,914	15,985	17,020
Sales rebates	11,711	7,561	7,993
Other	22,124	18,228	19,002
Accrued expenses and other current liabilities	$113,244	$77,752	$69,162

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

(In thousands)	2016	2015
Balance at beginning of period	$26,204	$21,641
Provision for warranty expense	10,472	8,367
Warranty liability from acquired businesses	125	165
Warranty costs paid	(7,038)	(5,789)
Balance at end of period	29,763	24,384
Less long-term portion	10,849	8,399
Current portion of accrued warranty	$18,914	$15,985

7.    LONG-TERM INDEBTEDNESS

At June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings on its line of credit. At June 30, 2015, the Company had $30.0 million of outstanding borrowings on its line of credit with a weighted average interest rate of 1.9 percent.

On February 24, 2014, the Company entered into a $75.0 million line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. On March 3, 2015, in accordance with the terms of the Credit Agreement, the Company increased its line of credit by $25.0 million to $100.0 million. Interest on borrowings under the line of credit was designated from time to time by the Company as either (i) the Prime Rate, minus a rate ranging from 0.75 to 1.0 percent (minus 1.0 percent at June 30, 2015), but not less than 1.5 percent, or (ii) LIBOR, plus additional interest ranging from 1.75 to 2.0 percent (plus 1.75 percent at June 30, 2015) depending on the Company’s performance and financial condition.

On April 27, 2016, the Company announced the successful refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase, (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at June 30, 2016) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at June 30, 2016) depending on the Company’s performance and

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

financial condition. At June 30, 2016, the Company had $2.5 million in outstanding, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at June 30, 2016.

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than 12 years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2016. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at June 30, 2016. At June 30, 2016, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

On April 27, 2016, the Company also amended and restated its “shelf-loan” facility with Prudential to conform certain covenants and other terms to the Amended Credit Agreement. The undrawn “shelf-loan” facility expires February 24, 2017. The Company is considering renewal options.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2016. The remaining availability under these facilities was $297.5 million at June 30, 2016. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with certain business acquisitions, if agreed upon sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2016, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 12.4 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods which may increase or decrease the liability.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30:

(In thousands)	2016	2015
Balance at beginning of period	$10,840	$8,129
Acquisitions	1,322	1,093
Payments	(2,715)	(1,874)
Accretion (a)	664	559
Fair value adjustments (a)	421	90
Balance at end of the period (b)	10,532	7,997
Less current portion in accrued expenses and other current liabilities	(4,720)	(4,264)
Total long-term portion in other long-term liabilities	$5,812	$3,733

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of June 30, 2016 are $13.1 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

In connection with this agreement, the Company entered into the following minimum purchase obligations (“MPOs”), which the Company anticipates will be revised from time to time:

July 2015 - June 2016	$ 60 million
July 2016 - June 2017	$ 90 million
July 2017 - June 2018	$127 million
July 2018 - June 2019	$172 million

After the first year, Furrion and the Company have agreed to review these MPOs on an annual basis and adjust the MPOs as necessary based upon current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products. There has been good market acceptance of Furrion products during the first year of the distribution agreement; however, the MPO was not achieved for the year ended June 30, 2016, primarily due to the timing of development and availability of anticipated new products from Furrion. As a result, the parties are currently in discussions to revise the MPOs, and the Company and Furrion are working together to increase product availability and new product introductions.

Subject to agreed upon revisions to the MPOs, Furrion has the right to either terminate the distribution agreement with six months’ notice or remove exclusivity from the Company if the Company misses an MPO in any given year by more than ten percent, after taking into account excess purchases from the previous year. If exclusivity is withdrawn, the Company at its election may terminate the distribution agreement with six months’ notice. Upon termination of the agreement, Furrion has agreed to purchase from the Company any non-obsolete stocks of Furrion products at the cost paid by the Company.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration (“NHTSA”) regarding reported

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

incidents involving the Company’s products. As a result, the Company may incur expenditures for future investigations or product recalls.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2016, would not be material to the Company’s financial position or annual results of operations.

9.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	June 30,		December 31,
(In thousands)	2016	2015	2015
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,271	26,826	27,039
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Weighted average shares outstanding for basic earnings per share	24,542	24,247	24,662	24,279
Common stock equivalents pertaining to stock options and deferred stock units	280	331	254	336
Weighted average shares outstanding for diluted earnings per share	24,822	24,578	24,916	24,615

The weighted average diluted shares outstanding for the six months ended June 30, 2016 and 2015 exclude the effect of 243,197 and 308,634 shares of common stock, respectively, subject to stock-based performance awards. The weighted average diluted shares outstanding for the three months ended June 30, 2016 and 2015 exclude the effect of 244,219 and 313,944 shares of common stock, respectively, subject to stock-based performance awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

On April 15, 2016 and June 17, 2016, a dividend of $0.30 per share of the Company’s common stock, representing an aggregate of $7.3 million and $7.4 million, respectively, was paid to stockholders of record as of April 1, 2016 and June 6, 2016, respectively. In connection with these dividends, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $0.30 for each deferred stock unit, share of restricted stock or stock award, representing $0.3 million for each of these dividends, respectively.

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

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	June 30, 2016				December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$7,882	$7,882	$—	$—	$7,774	$7,774	$—	$—
Total assets	$7,882	$7,882	$—	$—	$7,774	$7,774	$—	$—

Liabilities
Contingent consideration	$10,532	$—	$—	$10,532	$10,840	$—	$—	$10,840
Deferred compensation	14,222	14,222	—	—	11,836	11,836	—	—
Total liabilities	$24,754	$14,222	$—	$10,532	$22,676	$11,836	$—	$10,840

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

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were fair valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains, foreign currency rates and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next six years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 14 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the six months ended June 30:

	2016		2015
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Vacant owned facilities	$2,520	$—	$3,725	$—
Net assets of acquired businesses	25,047	—	17,204	—
Total assets	$27,567	$—	$20,929	$—

Vacant Owned Facilities

During the first six months of 2016, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At June 30, 2016, the Company had one vacant owned facility, with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

11.    SEGMENT REPORTING

The Company previously had two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company has recently increased its focus on the significant opportunities in the aftermarket for its products, primarily sales to retail dealers, wholesale distributors and service centers. Additionally, over the past several years, sales of components for manufactured homes have become a smaller part of the Company’s business, largely due to the growth the Company has experienced with respect to its components sold to customers for traditional recreational vehicles as well as the expanded use of its components in other non-RV applications, which we refer to as adjacent industries. Unit growth for MH Segment products has also been lower over the last decade, primarily due to the current real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In response to these changes in the Company’s business, subsequent to March 31, 2016, the Company modified its internal reporting structure, reflecting a change in how its chief operating decision maker (“CODM”) assesses the performance of the Company’s operating results and make decisions about resource allocations. The Company’s new reportable segments are the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 93 percent and 94 percent of consolidated net sales for each of the six month periods ended June 30, 2016 and 2015, respectively, manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats;

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

manufactured homes; modular housing; and mobile office units. Approximately 71 percent of the Company’s OEM Segment net sales for the twelve months ended June 30, 2016 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 7 percent and 6 percent of consolidated net sales for each of the six month periods ended June 30, 2016 and 2015, respectively, supplies components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s CODM, with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The change in reported segments will have no effect on the Company’s net income, total assets or liabilities, or stockholders’ equity.

Information relating to segments follows for the:
	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$573,055	$506,064	$289,686	$245,707
Motorhomes	56,389	40,546	27,866	18,899
Adjacent industries OEMs	170,125	130,109	89,364	71,694
Total OEM Segment net sales	799,569	676,719	406,916	336,300
Aftermarket Segment:
Total Aftermarket Segment net sales	64,060	46,823	33,915	25,785
Total net sales	$863,629	$723,542	$440,831	$362,085

Operating profit:
OEM Segment	$105,053	$59,203	$54,402	$29,917
Aftermarket Segment	10,063	6,269	4,986	3,717
Total operating profit	$115,116	$65,472	$59,388	$33,634

12.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. During the first quarter of

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016, the Company elected to retrospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to non-current on the accompanying Condensed Consolidated Balance Sheet. As a result, the Company reclassified $18,709 and $22,616 from current assets to long-term assets as of June 30, 2015 and December 31, 2015, respectively. The adoption of this guidance has no impact on the Company’s results of operations and cash flows.

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

Drew Industries Incorporated (“Drew”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and factory-built mobile office units. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At June 30, 2016, the Company operated 45 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

The Company previously had two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company has recently increased its focus on the significant opportunities in the aftermarket for its products, primarily sales to retail dealers, wholesale distributors and service centers. Additionally, over the past several years, sales of components for manufactured homes have become a smaller part of the Company’s business, largely due to the growth the Company has experienced with respect to its components sold to customers for traditional recreational vehicles as well as the expanded use of its components in other non-RV applications, which we refer to as adjacent industries. Unit growth for MH Segment products has also been lower over the last decade, primarily due to the current real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In response to these changes in the Company’s business, subsequent to March 31, 2016, the Company modified its internal reporting structure, reflecting a change in how its chief operating decision maker (“CODM”) assesses the performance of the Company’s operating results and make decisions about resource allocations. The Company’s new reportable segments are the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

Net sales and operating profit were as follows for the:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$573,055	$506,064	$289,686	$245,707
Motorhomes	56,389	40,546	27,866	18,899
Adjacent industries OEMs	170,125	130,109	89,364	71,694
Total OEM Segment net sales	799,569	676,719	406,916	336,300
Aftermarket Segment:
Total Aftermarket Segment net sales	64,060	46,823	33,915	25,785
Total net sales	$863,629	$723,542	$440,831	$362,085

Operating profit:
OEM Segment	$105,053	$59,203	$54,402	$29,917
Aftermarket Segment	10,063	6,269	4,986	3,717
Total operating profit	$115,116	$65,472	$59,388	$33,634

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and mobile office units. Approximately 71 percent of the Company’s OEM Segment net sales for the twelve months ended June 30, 2016 were of components for travel trailer and fifth-wheel RVs, including:

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

● Steel chassis and related components	● Furniture and mattresses
● Axles and suspension solutions	● Electric and manual entry steps
● Slide-out mechanisms and solutions	● Awnings and awning accessories
● Thermoformed bath, kitchen and other products	● Electronic components
● Vinyl, aluminum and frameless windows	● Appliances
● Manual, electric and hydraulic stabilizer and leveling systems	● LED televisions, sound systems, navigation systems and wireless backup cameras
● Entry, luggage, patio and ramp doors	● Other accessories

The Aftermarket Segment supplies many of these components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years Additionally, sale of components to the aftermarket channels of these industries tend to be counter-seasonal.

INDUSTRY BACKGROUND

OEM

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first six months of 2016, the Company’s primary RV market, increased 11 percent to 190,000 units, compared to the first six months of 2015, as a result of:

•
An estimated 10,500 unit increase in retail demand in the first six months of 2016, or six percent, as compared to the same period of 2015. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•
RV dealers seasonally increasing inventory levels by an estimated 11,700 units in the first six months of 2016, higher than the increase in inventory levels of 2,900 units in the first six months of 2015.

While the Company measures its OEM Segment RV sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. A comparison of the number of units and the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting estimated change in dealer inventories, for both the United States and Canada, is as follows:

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2016(1)	99,200	12%	116,100	3%	(16,900)
Quarter ended March 31, 2016	90,800	11%	62,200	13%	28,600
Quarter ended December 31, 2015	75,000	4%	49,900	16%	25,100
Quarter ended September 30, 2015	68,700	5%	99,500	13%	(30,800)
Twelve months ended June 30, 2016(1)	333,700	8%	327,700	10%	6,000

Quarter ended June 30, 2015	88,900	4%	112,700	12%	(23,800)
Quarter ended March 31, 2015	81,800	8%	55,100	19%	26,700
Quarter ended December 31, 2014	72,300	20%	42,900	18%	29,400
Quarter ended September 30, 2014	65,500	7%	88,000	12%	(22,500)
Twelve months ended June 30, 2015	308,500	9%	298,700	14%	9,800

(1)	Retail sales data for June 2016 has not been published; therefore retail and dealer inventory data includes a Company estimate for retail units sold in June.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2016 increased 17 percent to 28,800 units compared to the same period of 2015. The Company estimates retail demand for motorhome RVs increased six percent in the first six months of 2016.
The RVIA has projected a six percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2016. Further, the RVIA has also projected a two percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2017. Several RV OEMs, however, are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2015. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 78 of the last 80 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States in late 2015 and into 2016. The U.S. dollar, which has appreciated by more than 20 percent since the beginning of 2014, has impacted sales in Canada as total RV shipments to Canada represent 11 percent of total North American RV shipments down from historical levels of approximately 18 percent.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first six months of 2016, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the six percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first six months of 2016. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for 2016. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

Adjacent Industries

The Company’s portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and factory-built mobile office units (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, four of the last six business acquisitions completed by the Company were focused in Adjacent Industries.

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RV's and motorhomes. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•	Enclosed trailers. According to Statistical Surveys, approximately 183,000 and 167,000 enclosed trailers were sold in 2015 and 2014, respectively.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Pontoon boats. Statistical Surveys also reported approximately 41,300 and 38,500 pontoon boats were sold in 2015 and 2014, respectively.

•	School buses. According to Wards Communications and R.L. Polk & Co., there were approximately 29,600 and 28,200 school buses sold in 2015 and 2014, respectively.

•	Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 70,500 and 64,300 manufactured home wholesale shipments in 2015 and 2014, respectively.

Aftermarket

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, warehouse distributors and service centers, as well as direct to retail customers. The Company has teams dedicated to product training and marketing support for its Aftermarket customers. The Company also supports two call centers to provide quick responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements are purchased outside the normal product selling seasons, thereby causing Aftermarket sales to be counter-seasonal.

Following the last recession, approximately 1.9 million RVs have been built and sold, bringing current estimated RV ownership up to nearly nine million units, according to the RVIA. Additionally, as a result of a vibrant secondary market, one-third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for the aftermarket, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the second quarter of 2016 increased to $441 million, 22 percent higher than the 2015 second quarter. The increase in year over year net sales reflects industry-wide growth in wholesale shipments of towable RVs by OEMs, which increased by 12 percent in the second quarter of 2016, enhanced by acquisitions completed by the Company over the twelve months ended June 30, 2016, as well as the July 2015 distribution and supply agreement for premium electronics with Furrion, which together added $29 million in net sales in the second quarter of 2016.

•	OEM Segment net sales increased 21 percent, or $71 million, while Aftermarket Segment net sales increased 32 percent, or $8 million, compared to the second quarter of 2015.

•
For the second quarter of 2016, the Company’s net income increased to $37.6 million, or $1.51 per diluted share, up from net income of $20.9 million, or $0.85 per diluted share, in the second quarter of 2015.

•
Consolidated operating profits increased to $59.4 million in the second quarter of 2016 from $33.6 million in the second quarter of 2015. Operating profit margin increased to 13.5 percent in the second quarter of 2016 from 9.3 percent in the second quarter of 2015. The increased profitability is the result of several factors, primarily including higher sales leading to better overhead utilization, the impact of lower material costs, accretive acquisitions in both 2015 and 2016, cost management initiatives and changes in product sales mix including growth in the aftermarket.

•
The Company continues to take actions to improve its cost structure. The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

•
Raw material costs continue to fluctuate and are expected to remain volatile. In particular, the cost of aluminum and steel used in certain of the Company’s manufactured components dropped during the second half of 2015 and reached significant low points; however, certain of these prices increased in the second quarter of 2016 from those low points experienced during 2015.

•	Thus far in 2016, the Company completed three acquisitions, all of which have been accretive to earnings:

•	Project 2000 S.r.l. -- An Italian manufacturer of innovative, space-saving bed lifts and retractable steps, with estimated annual sales of €13 million (US$14), completed May 2016;

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Flair Interiors -- A Goshen, Indiana manufacturer of RV furniture, with estimated annual sales of $25 million, completed February 2016; and

•
Highwater Marine Furniture -- An Elkhart, Indiana marine furniture operation providing furniture solutions for Highwater Marine, LLC, a manufacturer of pontoon boats. Estimated annual sales for the marine furniture operation were $20 million, completed January 2016.

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

•	Return on equity for the twelve months ended June 30, 2016, which is calculated by taking net income over equity, improved to 24.1 percent, from the 18.4 percent return on equity in 2015.

•	In April and June 2016, the Company paid a quarterly dividend of $0.30 per share, aggregating $7.3 million and $7.4 million, respectively.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2016 increased 21 percent, or $71 million, compared to the second quarter of 2015. Net sales of components to OEMs were to the following markets for the three months ended June 30:

(In thousands)	2016	2015	Change
RV OEMs:
Travel trailers and fifth-wheels	$289,686	$245,707	18%
Motorhomes	27,866	18,899	47%
Adjacent industries OEMs	89,364	71,694	25%
Total OEM Segment net sales	$406,916	$336,300	21%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30, were:

	2016	2015	Change
Travel trailer and fifth-wheel RV’s	99,200	88,900	12%
Motorhomes	14,800	12,800	16%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the second quarter of 2016 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period. This is the combined result of organic sales growth, acquisitions completed in 2016 and increased unit sales of fifth-wheel travel trailers which typically contain more content per unit. Fifth-wheel unit sales in the second quarter of 2016 increased by 900 units over the second quarter of 2015.

The Company’s net sales growth in components for motorhomes during the second quarter of 2016 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2016	2015	Change
Travel trailer and fifth-wheel RV	$3,013	$2,918	3%
Motorhome	$1,920	$1,782	8%

The Company’s average product content per type of RV excludes sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the second quarter of 2016, primarily due to acquisitions completed in 2015 and the first six months of 2016, which added $11 million, and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $54.4 million in the second quarter of 2016, an improvement of $24.5 million compared to the second quarter of 2015. The operating profit margin of the OEM Segment in the second quarter of 2016 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $71 million larger sales base.

•	Increasing sales to Adjacent Industries OEMs.

•
Lower material costs for certain raw materials. After increasing in the latter part of 2014, steel and aluminum costs declined in the second half of 2015 and continued into 2016. Costs for these commodities experienced some increases since the beginning of 2016. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•	Sales mix changes of its products, including increased sales of fifth-wheel products.

•	Indirect labor cost savings initiated in the fourth quarter of 2015 to reduce such costs on an annualized basis.

•
Investments over the past several years to increase capacity and improve operating efficiencies. Further, the Company has implemented efficiency improvements, including lean manufacturing initiatives, increased use of automation and employee retention initiatives. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

•	Lower group health and workers’ compensation claims. The Company actively works to manage and reduce these costs, however, these costs remain subject to fluctuation.
Partially offset by:

•
Fixed costs which were approximately $3 million higher than in the second quarter of 2015. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2016 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well amortization costs of intangible assets related to those businesses.

•
While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2016 increased 18 percent, or $123 million, compared to the first six months of 2015. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2016	2015	Change
RV OEMs:
Travel trailers and fifth-wheels	$573,055	$506,064	13%
Motorhomes	56,389	40,546	39%
Adjacent industries OEMs	170,125	130,109	31%
Total OEM Segment net sales	$799,569	$676,719	18%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30, were:

	2016	2015	Change
Travel trailer and fifth-wheel RV’s	190,000	170,700	11%
Motorhomes	28,800	24,700	17%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first six months of 2016 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to acquisitions completed in the first six months of 2016 and Furrion product sales, which added $26 million in net sales during the first six months of 2016, and market share gains.

The Company’s net sales growth in components for motorhomes during the first six months of 2016 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions completed during 2016, which added $3 million in net sales. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to Adjacent Industries increased during the first six months of 2016, primarily due to acquisitions completed in the second half of 2015 and the first six months of 2016, and market share gains. Acquisitions added $23 million in net sales during the first six months of 2016. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $105.1 million in the first six months of 2016, an improvement of $45.9 million compared to the first six months of 2015. The operating profit margin of the OEM Segment in the first six months of 2016 was impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $123 million larger sales base.

•	Increasing sales to Adjacent Industries OEMs.

•
Lower material costs for certain raw materials. After increasing in the latter part of 2014, steel and aluminum costs declined in the second half of 2015 and continued into 2016. Costs for these commodities experienced some increases since the beginning of 2016. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•	Sales mix changes of its products, including increased sales of fifth-wheel products.

•	Indirect labor cost savings initiated in the fourth quarter of 2015 to reduce such costs on an annualized basis.

•
Investments over the past several years to increase capacity and improve operating efficiencies. Further, the Company has implemented efficiency improvements, including lean manufacturing initiatives, increased use of automation and employee retention initiatives. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

•	Lower group health and workers’ compensation claims. The Company actively works to manage and reduce these costs, however, these costs remain subject to fluctuation.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

•
Fixed costs which were approximately $4 million to $5 million higher than in the first six months of 2015. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2016 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well amortization costs of intangible assets related to those businesses.

•
While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2016 increased 32 percent, or $8 million, compared to the same period of 2015. Net sales of components were as follows for the three months ended June 30:

(In thousands)	2016	2015	Change
Total Aftermarket Segment net sales	$33,915	$25,785	32%

The Company’s net sales to the Aftermarket increased during the second quarter of 2016 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $5.0 million in the second quarter of 2016, an increase of $1.3 million compared to the second quarter of 2015, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. This business is still in an early growth stage and the Company has added staff to support anticipated growth in areas including sales and marketing, customer service, order fulfillment and overall management. The Company anticipates further cost increases in this area as it builds up the capabilities of this business.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2016 increased 37 percent, or $17 million, compared to the same period of 2015. Net sales of components were as follows for the six months ended June 30:

(In thousands)	2016	2015	Change
Total Aftermarket Segment net sales	$64,060	$46,823	37%

The Company’s net sales to the Aftermarket increased during the first six months of 2016 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $10.1 million in the second quarter of 2016, an increase of $3.8 million compared to the first six months of 2015, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and the Company anticipates further cost increases in this area as it builds up the capabilities of this business.

Income Taxes

The effective tax rate for the first six months of 2016 of 35.6 percent was lower than the effective tax rate for the first six months of 2015 of 36.7 percent, benefiting from higher federal and state tax credits. The Company estimates the 2016 full year effective tax rate to be approximately 35 - 36 percent.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Generally, calendar years 2012 - 2015 remain open for federal and state income tax purposes. The Company is currently being audited by the Internal Revenue Service for the tax year ended December 31, 2014.
The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events which could impact our determination of unrecognized tax benefits. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we may resolve certain tax matters within the next twelve months and pay amounts for other unresolved tax matters in order to limit the potential impact of interest charges. The resolution of these audits are not expected to be material to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2016	2015
Net cash flows provided by operating activities	$133,013	$36,359
Net cash flows used for investing activities	(47,108)	(37,981)
Net cash flows (used for) provided by financing activities	(19,650)	13,400
Net increase in cash	$66,255	$11,778

Cash Flows from Operations

Net cash flows from operating activities in the first six months of 2016 were $96.7 million higher than the same period of 2015, primarily due to:

•	A $32.6 million increase in net income in the first six months of 2016 compared to the first six months of 2015.

•
A $45.7 million larger increase in accounts payable and accrued expenses and other liabilities in first six months of 2016 compared to the first six months of 2015, primarily due to the timing of payments related to income taxes and employee compensation.

•
A decrease in inventories of $25.6 million in the first six months of 2016 compared to an increase of $24.4 million in the first six months of 2015. The decrease in inventories in the first six months of 2016 was primarily due to an inventory reduction initiative. Inventory turnover for the twelve months ended June 30, 2016 decreased to 7.0 turns compared to June 30, 2015 at 7.6 turns. The Company is working to improve inventory turnover over the coming quarters, however, inventory turns may trend lower due to growth in product categories such as import furniture and Furrion electronics.

•	A $2.3 million increase in depreciation and amortization due to the investments in acquisitions and capital expenditures.
Partially offset by:

•
A $28.2 million larger seasonal increase in accounts receivable in the first six months of 2016 compared to the first six months of 2015. This larger increase was primarily due to increased net sales partially offset by the timing of payments by the Company’s customers. Overall, accounts receivable balances remain current, with an average of 20 days sales outstanding at June 30, 2016.

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

Depreciation and amortization was $22.2 million in the first six months of 2016, and is expected to aggregate $42 million to $47 million for the full year 2016. Non-cash stock-based compensation in the first six months of 2016 was $7.3 million, including $0.3 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2015 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $15 million to $17 million for the full year 2016.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Investing Activities
Cash flows used for investing activities of $47.1 million in the first six months of 2016 were primarily comprised of $13.0 million for capital expenditures and $34.2 million for the acquisition of businesses. Cash flows used for investing activities of $38.0 million in the first six months of 2015 were primarily comprised of $14.7 million for capital expenditures and $25.1 million for the acquisition of businesses.
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
In May 2016, the Company acquired 100 percent of the equity interest of Project 2000 S.r.l. (“Project 2000”), an Italy-based manufacturer of innovative, space-saving bed lifts and retractable steps. The purchase price was $18.8 million paid at closing, plus contingent consideration based on future sales by this operation.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately two percent of net sales, while the growth portion has averaged approximately 10 - 12 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. In the first six months of 2016 capital expenditures of $13.0 million were in line with historical averages. As such, coupled with the success achieved in lean manufacturing to free up additional manufacturing space, the Company believes it is well positioned to meet the increased manufacturing demands expected for 2016 and into 2017 with capital expenditures at or below historical levels.
The Company estimates capital expenditures will be $20 million to $26 million in 2016, including $11 million to $14 million of “replacement” capital expenditures and $9 million to $12 million of “growth” capital expenditures. Additional capital expenditures may be required in 2016 depending on the extent of the sales growth, the impact of any acquisitions and other initiatives by the Company.
The capital expenditures and acquisitions during the first six months of 2016 were funded from operations and periodic borrowings under the Company’s line of credit. The capital expenditures for the balance of 2016 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit as necessary.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first six months of 2016 were primarily comprised of payments of dividends of $0.30 per share of the Company’s common stock, representing an aggregate of $7.3 million and $7.4 million, respectively, paid to stockholders of record as of April 1, 2016 and June 6, 2016, respectively. In addition, the Company received $2.7 million in cash and the related tax benefits from the exercise of stock-based compensation, which was more than offset by $3.8 million of shares tendered for payment of taxes. Further, the Company made $2.7 million in payments for contingent consideration related to acquisitions.
Cash flows provided by financing activities in the first six months of 2015 were primarily comprised of a net increase in indebtedness of $64.4 million partially offset by the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, paid to stockholders of record as of March 27, 2015. The increase in indebtedness included new debt comprised of $50.0 million of Senior Promissory Notes, offset by a net increase in the amount borrowed under the Company’s line of credit of $14.4 million. Borrowings under the Company’s line of credit reached a high of $71.6 million during the first six months of 2015. In addition, in the first six months of 2015, the Company received $6.3 million in cash and the related tax benefits from the exercise of stock-based compensation, which was more than offset by $7.0 million of shares tendered for payment of taxes and $1.9 million in payments for contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company will pay additional cash consideration. The Company has recorded a $10.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2016, including $4.7 million recorded as a current liability. For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On April 27, 2016, the Company announced the successful refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. At June 30, 2016, the Company had $2.5 million in outstanding, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at June 30, 2016.
On April 27, 2016, the Company also amended and restated its $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”) to conform certain covenants and other terms to the Amended Credit Agreement. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to$150.0 million, to mature no more than 12 years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2016. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at June 30, 2016. The undrawn “shelf-loan” facility expires February 24, 2017. The Company is considering renewal options.
Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2016. The remaining availability under these facilities, not including the potential increase of $125 million under the Amended Credit Agreement, was $297.5 million at June 30, 2016. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
Additional information on the Company’s Amended Credit Agreement and “shelf-loan” facility is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first six months of 2016 related to inflation.

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

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At June 30, 2016, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2016, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in aluminum prices. At June 30, 2016, the Company had no derivative instruments outstanding.
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

b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has selected a new enterprise resource planning (“ERP”) system. Implementation of the new ERP software began in late 2013. To date, 21 locations have been put on this ERP software. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP software and business process changes resulting therefrom.

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of June 30, 2016, would not be material to the Company’s financial position or annual results of operations.

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
August 9, 2016