Form 10-Q
period 2016-09-30
DREW INDUSTRIES Inc
filed 2016-11-08
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 31, 2016) was 24,624,473 shares of common stock.

DREW INDUSTRIES INCORPORATED

DREW INDUSTRIES INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
(In thousands, except per share amounts)

Net sales	$1,275,999	$1,068,838	$412,370	$345,296
Cost of sales	945,104	836,250	306,820	271,171
Gross profit	330,895	232,588	105,550	74,125
Selling, general and administrative expenses	170,641	139,945	60,412	46,954
Operating profit	160,254	92,643	45,138	27,171
Interest expense, net	1,285	1,399	396	595
Income before income taxes	158,969	91,244	44,742	26,576
Provision for income taxes	55,597	33,039	14,898	9,313
Net income	$103,372	$58,205	$29,844	$17,263

Net income per common share:
Basic	$4.20	$2.40	$1.21	$0.71
Diluted	$4.15	$2.36	$1.19	$0.70

Weighted average common shares outstanding:
Basic	24,587	24,261	24,724	24,289
Diluted	24,882	24,614	25,060	24,686

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2016	2015	2015
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$95,060	$7,252	$12,305
Accounts receivable, net	89,626	84,381	41,509
Inventories, net	161,312	178,847	170,834
Prepaid expenses and other current assets	28,572	17,029	21,178
Total current assets	374,570	287,509	245,826
Fixed assets, net	153,167	150,424	150,600
Goodwill	93,925	84,551	83,619
Other intangible assets, net	109,553	104,109	100,935
Deferred taxes	29,208	28,414	29,391
Other assets	14,095	14,282	12,485
Total assets	$774,518	$669,289	$622,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$55,681	$53,095	$29,700
Accrued expenses and other current liabilities	97,733	75,561	69,162
Total current liabilities	153,414	128,656	98,862
Long-term indebtedness	49,940	91,729	49,910
Other long-term liabilities	39,796	31,273	35,509
Total liabilities	243,150	251,658	184,281

Stockholders’ equity
Common stock, par value $.01 per share	273	268	270
Paid-in capital	179,434	161,764	166,566
Retained earnings	381,723	285,066	301,206
Accumulated other comprehensive loss	(595)	—	—
Stockholders’ equity before treasury stock	560,835	447,098	468,042
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	531,368	417,631	438,575
Total liabilities and stockholders’ equity	$774,518	$669,289	$622,856

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
(In thousands)
Cash flows from operating activities:
Net income	$103,372	$58,205
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	33,720	30,663
Stock-based compensation expense	11,421	10,984
Deferred taxes	183	—
Other non-cash items	1,728	854
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(46,028)	(40,761)
Inventories, net	13,451	(39,289)
Prepaid expenses and other assets	(7,659)	1,976
Accounts payable, trade	23,827	1,612
Accrued expenses and other liabilities	30,093	20,507
Net cash flows provided by operating activities	164,108	44,751

Cash flows from investing activities:
Capital expenditures	(21,927)	(21,808)
Acquisitions of businesses, net of cash acquired	(34,237)	(41,058)
Proceeds from sales of fixed assets	533	2,141
Other investing activities	(316)	(272)
Net cash flows used for investing activities	(55,947)	(60,997)

Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	409	(275)
Proceeds from line of credit borrowings	81,458	563,325
Repayments under line of credit borrowings	(81,458)	(537,146)
Proceeds from shelf-loan borrowing	—	50,000
Payment of dividends	(22,078)	(48,227)
Payment of contingent consideration related to acquisitions	(2,719)	(3,963)
Other financing activities	(1,018)	(220)
Net cash flows (used for) provided by financing activities	(25,406)	23,494

Net increase in cash and cash equivalents	82,755	7,248

Cash and cash equivalents at beginning of period	12,305	4
Cash and cash equivalents at end of period	$95,060	$7,252

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,525	$1,477
Income taxes, net of refunds	$51,524	$21,963

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
(In thousands)

Consolidated net income	$103,372	$58,205	$29,844	$17,263
Other comprehensive loss:
Net foreign currency translation adjustment	(595)	—	164	—
Total comprehensive income	$102,777	$58,205	$30,008	$17,263

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2015	$270	$166,566	$301,206	$—	$(29,467)	$438,575
Net income	—	—	103,372	—	—	103,372
Issuance of 269,287 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(3,234)	—	—	—	(3,231)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	3,640	—	—	—	3,640
Stock-based compensation expense	—	11,421	—	—	—	11,421
Issuance of 4,784 deferred stock units relating to prior year compensation	—	264	—	—	—	264
Other comprehensive loss	—	—	—	(595)	—	(595)
Cash dividends ($0.90 per share)	—	—	(22,078)	—	—	(22,078)
Dividend equivalents on stock-based awards	—	777	(777)	—	—	—
Balance - September 30, 2016	$273	$179,434	$381,723	$(595)	$(29,467)	$531,368

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Drew Industries Incorporated and its wholly-owned subsidiaries (“Drew” and collectively with its subsidiaries, the “Company”). Drew has no unconsolidated subsidiaries. Drew, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and factory-built mobile office units. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At September 30, 2016, the Company operated 45 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of components to the aftermarket channels of these industries tend to be counter-seasonal.

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

2.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Nine Months Ended September 30, 2016 and Subsequent

Atwood Seating and Chassis Components

In October 2016, the Company agreed to acquire the business, manufacturing facility and certain assets of the seating and chassis components business of Atwood Mobile Products, LLC (“Atwood”), a subsidiary of Dometic Group. Net sales of the business in 2015 were approximately $30 million. The purchase price is $12.5 million, and will be paid in cash at closing.

Project 2000 S.r.l.

In May 2016, the Company acquired 100 percent of the equity interest of Project 2000 S.r.l. (“Project 2000”), an Italy-based manufacturer of innovative, space-saving bed lifts and retractable steps. Net sales reported by Project 2000 for 2015 were

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Cash consideration net of cash acquired	$16,137
Contingent consideration	1,322
Total fair value of consideration given	$17,459

Customer relationships	$6,925
Net other assets	2,533
Total fair value of net assets acquired	$9,458

Goodwill (not tax deductible)	$8,001

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

Cash consideration	$8,100

Customer relationships	$3,700
Net other assets	2,378
Total fair value of net assets acquired	$6,078

Goodwill (tax deductible)	$2,022

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

Acquisitions During the Nine Months Ended September 30, 2015

Signature Seating

In August 2015, the Company acquired the business and certain assets of Roehm Marine, LLC, also known as Signature Seating (“Signature”), a manufacturer of furniture solutions for fresh water boat manufacturers, primarily pontoon boats. Net sales reported by Signature for the twelve months ended June 2015 were approximately $16 million. The purchase price was $16.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$16,000
Contingent consideration	3,556
Total fair value of consideration given	$19,556

Customer relationships	$7,500
Net other assets	4,023
Total fair value of net assets acquired	$11,523

Goodwill (tax deductible)	$8,033

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

Spectal Industries

In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. Net sales reported by Spectal for 2014 were approximately $25 million. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$22,335
Contingent consideration	1,211
Total fair value of consideration given	$23,546

Customer relationships	$10,100
Net other assets	4,381
Total fair value of net assets acquired	$14,481

Goodwill (tax deductible)	$9,065

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

EA Technologies

In January 2015, the Company acquired the business and certain assets of EA Technologies, LLC (“EA Technologies”), a manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications. Net sales reported by EA Technologies for 2014 were approximately $17 million. The purchase price was $9.2 million, of which $6.6 million was paid in the fourth quarter of 2014, with the balance paid at closing. The results of the acquired business have been included in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$9,248

Identifiable intangible assets	480
Net tangible assets	8,868
Total fair value of net assets acquired	$9,348

Gain on bargain purchase	$100

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2015	$79,206	$4,413	$83,619
Acquisitions	10,616	—	10,616
Other	(310)	—	(310)
Net balance – September 30, 2016	$89,512	$4,413	$93,925

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$106,316	$30,226	$76,090	6	to	16
Patents	55,172	32,290	22,882	3	to	19
Tradenames	9,876	5,332	4,544	3	to	15
Non-compete agreements	4,569	3,460	1,109	3	to	6
Other	309	68	241	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$180,929	$71,376	$109,553

Other intangible assets consisted of the following at December 31, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$94,560	$30,514	$64,046	6	to	16
Patents	54,293	28,255	26,038	3	to	19
Tradenames	8,935	4,751	4,184	3	to	15
Non-compete agreements	4,493	2,800	1,693	3	to	6
Other	594	307	287	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$167,562	$66,627	$100,935

3.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	September 30,		December 31,
(In thousands)	2016	2015	2015
Raw materials	$132,649	$155,938	$144,397
Work in process	6,286	5,917	4,932
Finished goods	22,377	16,992	21,505
Inventories, net	$161,312	$178,847	$170,834

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,		December 31,
(In thousands)	2016	2015	2015
Fixed assets, at cost	$313,057	$289,719	$291,776
Less accumulated depreciation and amortization	159,890	139,295	141,176
Fixed assets, net	$153,167	$150,424	$150,600

5.    NOTES RECEIVABLE

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. At September 30, 2016, the present value of the remaining amount due under the note receivable was $3.3 million.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At September 30, 2016, the present value of the remaining amount due under the note receivable was $1.7 million.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,		December 31,
(In thousands)	2016	2015	2015
Employee compensation and benefits	$45,299	$31,870	$25,147
Current portion of accrued warranty	19,607	16,569	17,020
Sales rebates	10,998	7,508	7,993
Taxes payable	—	1,729	—
Other	21,829	17,885	19,002
Accrued expenses and other current liabilities	$97,733	$75,561	$69,162

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

(In thousands)	2016	2015
Balance at beginning of period	$26,204	$21,641
Provision for warranty expense	15,494	12,706
Warranty liability from acquired businesses	125	240
Warranty costs paid	(10,833)	(9,278)
Balance at end of period	30,990	25,309
Less long-term portion	11,383	8,740
Current portion of accrued warranty	$19,607	$16,569

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    LONG-TERM INDEBTEDNESS

At September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings on its line of credit. At September 30, 2015, the Company had $41.8 million of outstanding borrowings on its line of credit with a weighted average interest rate of 2.0 percent.

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

On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase, (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at September 30, 2016) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at September 30, 2016) depending on the Company’s performance and financial condition. At September 30, 2016, the Company had $2.5 million in outstanding, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at September 30, 2016.

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than 12 years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2016. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at September 30, 2016. At September 30, 2016, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2016. The remaining availability

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

under these facilities was $297.5 million at September 30, 2016. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with certain business acquisitions, if agreed upon sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2016, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 12.4 percent.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30:

(In thousands)	2016	2015
Balance at beginning of period	$10,840	$8,129
Acquisitions	1,322	4,767
Payments	(2,719)	(3,963)
Accretion (a)	976	868
Fair value adjustments (a)	1,046	562
Balance at end of the period (b)	11,465	10,363
Less current portion in accrued expenses and other current liabilities	(4,984)	(2,681)
Total long-term portion in other long-term liabilities	$6,481	$7,682

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of September 30, 2016 are $14.0 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2016, would not be material to the Company’s financial position or annual results of operations.

9.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	September 30,		December 31,
(In thousands)	2016	2015	2015
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,308	26,827	27,039
Treasury stock	2,684	2,684	2,684

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Weighted average shares outstanding for basic earnings per share	24,587	24,261	24,724	24,289
Common stock equivalents pertaining to stock options and deferred stock units	295	353	336	397
Weighted average shares outstanding for diluted earnings per share	24,882	24,614	25,060	24,686

The weighted average diluted shares outstanding for the nine months ended September 30, 2016 and 2015 exclude the effect of 219,302 and 284,884 shares of common stock, respectively, subject to stock-based performance awards. The weighted average diluted shares outstanding for the three months ended September 30, 2016 and 2015 exclude the effect of 171,514 and 237,384 shares of common stock, respectively, subject to stock-based performance awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

On April 15, 2016, June 17, 2016 and September 2, 2016, a dividend of $0.30 per share of the Company’s common stock, representing an aggregate of $7.3 million, $7.4 million and $7.4 million, respectively, was paid to stockholders of record as of April 1, 2016, June 6, 2016 and August 19, 2016, respectively. In connection with these dividends, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $0.30 for each deferred stock unit, share of restricted stock or stock award, representing $0.3 million for each of these dividends, respectively.

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

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2016				December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation	$8,213	$8,213	$—	$—	$7,774	$7,774	$—	$—
Total assets	$8,213	$8,213	$—	$—	$7,774	$7,774	$—	$—

Liabilities
Contingent consideration	$11,465	$—	$—	$11,465	$10,840	$—	$—	$10,840
Deferred compensation	13,377	13,377	—	—	11,836	11,836	—	—
Total liabilities	$24,842	$13,377	$—	$11,465	$22,676	$11,836	$—	$10,840

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

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the nine months ended September 30:

	2016		2015
(In thousands)	Carrying Value	Non-Recurring Losses / (Gains)	Carrying Value	Non-Recurring Losses / (Gains)
Vacant owned facilities	$2,506	$—	$2,548	$—
Net assets of acquired businesses	24,943	—	28,727	—
Total assets	$27,449	$—	$31,275	$—

Vacant Owned Facilities

During the first nine months of 2016, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At September 30, 2016, the Company had one vacant owned facility, with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and liabilities, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

11.    SEGMENT REPORTING

The Company previously had two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company has recently increased its focus on the significant opportunities in the aftermarket for its products, primarily sales to retail dealers, wholesale distributors and service centers. Additionally, over the past several years, sales of components for manufactured homes have become a smaller part of the Company’s business, largely due to the growth the Company has experienced with respect to its components sold to customers for traditional recreational vehicles as well as the expanded use of its components in other non-RV applications, which we refer to as adjacent industries. Unit growth for MH Segment products has also been lower over the last decade, primarily due to the real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In response to these changes in the Company’s business, subsequent to March 31, 2016, the Company modified its internal reporting structure, reflecting a change in how its chief operating decision maker (“CODM”) assesses the performance of the Company’s operating results and make decisions about resource allocations. The Company’s new reportable segments are the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 92 percent and 93 percent of consolidated net sales for each of the nine month periods ended September 30, 2016 and 2015, respectively, manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and mobile office units. Approximately 71 percent of the Company’s OEM Segment net sales for the twelve months ended September 30, 2016 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 8 percent and 7 percent of consolidated net sales for each of the nine month periods ended September 30, 2016 and 2015, respectively, supplies components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s CODM, with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The change in reported segments had no effect on the Company’s net income, total assets or liabilities, or stockholders’ equity.

Information relating to segments follows for the:
	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$836,634	$722,157	$263,579	$216,093
Motorhomes	85,761	64,085	29,372	23,539
Adjacent industries OEMs	253,088	205,690	82,963	75,581
Total OEM Segment net sales	1,175,483	991,932	375,914	315,213
Aftermarket Segment:
Total Aftermarket Segment net sales	100,516	76,906	36,456	30,083
Total net sales	$1,275,999	$1,068,838	$412,370	$345,296

DREW INDUSTRIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information relating to segments follows for the:
	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Operating profit:
OEM Segment	$144,076	$81,671	$39,023	$22,468
Aftermarket Segment	16,178	10,972	6,115	4,703
Total operating profit	$160,254	$92,643	$45,138	$27,171

12.    NEW ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. During the first quarter of 2016, the Company elected to retrospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to non-current on the accompanying Condensed Consolidated Balance Sheet. As a result, the Company reclassified $18,709 and $22,616 from current assets to long-term assets as of September 30, 2015 and December 31, 2015, respectively. The adoption of this guidance has no impact on the Company’s results of operations and cash flows.

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

Drew Industries Incorporated (“Drew”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and factory-built mobile office units. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At September 30, 2016, the Company operated 45 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

The Company previously had two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company has recently increased its focus on the significant opportunities in the aftermarket for its products, primarily sales to retail dealers, wholesale distributors and service centers. Additionally, over the past several years, sales of components for manufactured homes have become a smaller part of the Company’s business, largely due to the growth the Company has experienced with respect to its components sold to customers for traditional recreational vehicles as well as the expanded use of its components in other non-RV applications, which we refer to as adjacent industries. Unit growth for MH Segment products has also been lower over the last decade, primarily due to the real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In response to these changes in the Company’s business, subsequent to March 31, 2016, the Company modified its internal reporting structure, reflecting a change in how its chief operating decision maker (“CODM”) assesses the performance of the Company’s operating results and make decisions about resource allocations. The Company’s new reportable segments are the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

Net sales and operating profit were as follows for the:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$836,634	$722,157	$263,579	$216,093
Motorhomes	85,761	64,085	29,372	23,539
Adjacent industries OEMs	253,088	205,690	82,963	75,581
Total OEM Segment net sales	1,175,483	991,932	375,914	315,213
Aftermarket Segment:
Total Aftermarket Segment net sales	100,516	76,906	36,456	30,083
Total net sales	$1,275,999	$1,068,838	$412,370	$345,296

Operating profit:
OEM Segment	$144,076	$81,671	$39,023	$22,468
Aftermarket Segment	16,178	10,972	6,115	4,703
Total operating profit	$160,254	$92,643	$45,138	$27,171

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; pontoon boats; manufactured homes; modular housing; and mobile office units. Approximately 71 percent of the Company’s OEM Segment net sales for the twelve months ended September 30, 2016 were of components for travel trailer and fifth-wheel RVs, including:

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

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of components to the aftermarket channels of these industries tend to be counter-seasonal.

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first nine months of 2016, the Company’s primary RV market, increased 14 percent to 272,400 units, compared to the first nine months of 2015, as a result of:

•
An estimated 20,800 unit increase in retail demand in the first nine months of 2016, or eight percent, as compared to the first nine months of 2015. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•
Partially offset by RV dealers seasonally decreasing inventory levels by an estimated 15,600 units in the first nine months of 2016, lower than the decrease in inventory levels of 27,800 units in the first nine months of 2015.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2016(1)	82,400	20%	103,500	4%	(21,100)
Quarter ended June 30, 2016	99,200	12%	121,800	8%	(22,600)
Quarter ended March 31, 2016	90,800	11%	62,700	14%	28,100
Quarter ended December 31, 2015	75,000	4%	49,900	16%	25,100
Twelve months ended September 30, 2016(1)	347,400	11%	337,900	9%	9,500

Quarter ended September 30, 2015	68,700	5%	99,500	13%	(30,800)
Quarter ended June 30, 2015	88,900	4%	112,800	12%	(23,900)
Quarter ended March 31, 2015	81,800	8%	54,900	19%	26,900
Quarter ended December 31, 2014	72,300	20%	42,900	18%	29,400
Twelve months ended September 30, 2015	311,700	9%	310,100	15%	1,600

(1)	Retail sales data for September 2016 has not been published; therefore retail and dealer inventory data includes a Company estimate for retail units sold in September.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2016 increased 16 percent to 41,600 units compared to the same period of 2015. The Company estimates retail demand for motorhome RVs increased eight percent in the first nine months of 2016.
The RVIA has projected an eight percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2016. Further, the RVIA has also projected a one percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2017. Several RV OEMs, however, are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2015. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 81 of the last 83 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States in late 2015 and into 2016. The U.S. dollar, which has appreciated by more than 20 percent since the beginning of 2014, has impacted sales in Canada as total RV shipments to Canada represent approximately 10 percent of total North American RV shipments, down from historical levels of approximately 18 percent.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first nine months of 2016, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the eight percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first nine months of 2016. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for the remainder of 2016. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.

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

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs and motorhomes. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

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

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the third quarter of 2016 increased to $412 million, 19 percent higher than the 2015 third quarter. The increase in year-over-year net sales reflects industry-wide growth in wholesale shipments of towable RVs by OEMs, which increased by 20 percent in the third quarter of 2016, enhanced by acquisitions completed by the Company over the twelve months ended September 30, 2016, which added $13 million in net sales in the third quarter of 2016.

•	OEM Segment net sales increased 19 percent, or $61 million, while Aftermarket Segment net sales increased 21 percent, or $6 million, compared to the third quarter of 2015.

•
For the third quarter of 2016, the Company’s net income increased to $29.8 million, or $1.19 per diluted share, up from net income of $17.3 million, or $0.70 per diluted share, in the third quarter of 2015.

•
Consolidated operating profits increased to $45.1 million in the third quarter of 2016 from $27.2 million in the third quarter of 2015. Operating profit margin increased to 10.9 percent in the third quarter of 2016 from 7.9 percent in the third quarter of 2015. The increased profitability is the result of several factors, primarily including higher sales leading to better overhead utilization, the impact of lower material costs, accretive acquisitions in both 2015 and 2016, cost management initiatives and changes in product sales mix including growth in the aftermarket.

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

•
The cost of aluminum and steel used in certain of the Company’s manufactured components declined during the second half of 2015 and continued into 2016; however, certain commodities have experienced cost increases in the second and third quarters of 2016 from market low points. Raw material costs continue to fluctuate and are expected to remain volatile.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Thus far in 2016, the Company completed three acquisitions, all of which have been accretive to earnings:

•	Project 2000 S.r.l. -- An Italian manufacturer of innovative, space-saving bed lifts and retractable steps, with estimated annual sales of $14 million, completed May 2016;

•	Flair Interiors -- A Goshen, Indiana manufacturer of RV furniture, with estimated annual sales of $25 million, completed February 2016; and

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
Additionally, in October 2016, the Company agreed to acquire the business, manufacturing facility and certain assets of the seating and chassis components business of Atwood Mobile Products, LLC, a subsidiary of Dometic Group. Net sales of the business in 2015 were approximately $30 million. After funding these acquisitions, the Company believes it has access to sufficient financial capital and staff to take advantage of additional investment opportunities.

•	Return on equity for the twelve months ended September 30, 2016, which is calculated by taking net income over equity, improved to 25.3 percent, from the 18.4 percent return on equity in 2015.

•	In April, June and September 2016, the Company paid a quarterly dividend of $0.30 per share, aggregating $7.3 million, $7.4 million and $7.4 million, respectively.

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2016 increased 19 percent, or $61 million, compared to the third quarter of 2015. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2016	2015	Change
RV OEMs:
Travel trailers and fifth-wheels	$263,579	$216,093	22%
Motorhomes	29,372	23,539	25%
Adjacent industries OEMs	82,963	75,581	10%
Total OEM Segment net sales	$375,914	$315,213	19%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30, were:

	2016	2015	Change
Travel trailer and fifth-wheel RVs	82,400	68,700	20%
Motorhomes	12,800	11,200	14%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the third quarter of 2016 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to acquisitions completed in the first nine months of 2016.

The Company’s net sales growth in components for motorhomes during the third quarter of 2016 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to acquisitions completed during 2016. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2016	2015	Change
Travel trailer and fifth-wheel RV	$3,025	$2,952	2%
Motorhome	$1,957	$1,807	8%

The Company’s average product content per type of RV excludes sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the third quarter of 2016, primarily due to acquisitions completed in 2015 and the first nine months of 2016, which added $5 million, and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $39.0 million in the third quarter of 2016, an improvement of $16.6 million compared to the third quarter of 2015. The operating profit margin of the OEM Segment in the third quarter of 2016 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $61 million larger sales base.

•	Increasing sales to Adjacent Industries OEMs.

•
Lower material costs for certain raw materials. Steel and aluminum costs declined in the second half of 2015 and continued into 2016. Costs for these commodities experienced some increases in the second and third quarters of 2016. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•	Sales mix changes of products, including increased sales of fifth-wheel products.

•	Indirect labor cost savings initiated in the fourth quarter of 2015 to reduce such costs on an annualized basis.

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
Partially offset by:

•
Fixed costs which were approximately $1 million to $2 million higher than in the third quarter of 2015. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2016 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well amortization costs of intangible assets related to those businesses.

•
While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2016 increased 19 percent, or $184 million, compared to the first nine months of 2015. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2016	2015	Change
RV OEMs:
Travel trailers and fifth-wheels	$836,634	$722,157	16%
Motorhomes	85,761	64,085	34%
Adjacent industries OEMs	253,088	205,690	23%
Total OEM Segment net sales	$1,175,483	$991,932	19%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30, were:

	2016	2015	Change
Travel trailer and fifth-wheel RVs	272,400	239,400	14%
Motorhomes	41,600	35,900	16%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first nine months of 2016 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to acquisitions completed in the first nine months of 2016.

The Company’s net sales growth in components for motorhomes during the first nine months of 2016 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions completed during 2016, which added $6 million in net sales. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to Adjacent Industries increased during the first nine months of 2016, primarily due to acquisitions completed in the second half of 2015 and the first nine months of 2016, and market share gains. Acquisitions added $28 million in net sales during the first nine months of 2016. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $144.1 million in the first nine months of 2016, an improvement of $62.4 million compared to the first nine months of 2015. The operating profit margin of the OEM Segment in the first nine months of 2016 was impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $184 million larger sales base.

•	Increasing sales to Adjacent Industries OEMs.

•
Lower material costs for certain raw materials. Steel and aluminum costs declined in the second half of 2015 and continued into 2016. Costs for these commodities experienced some increases in the second and third quarters of 2016. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•	Sales mix changes of products, including increased sales of fifth-wheel products.

•	Indirect labor cost savings initiated in the fourth quarter of 2015 to reduce such costs on an annualized basis.

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

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Partially offset by:

•
Fixed costs which were approximately $4 million to $5 million higher than in the first nine months of 2015. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2016 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well amortization costs of intangible assets related to those businesses.

•
While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2016 increased 21 percent, or $6 million, compared to the same period of 2015. Net sales of components were as follows for the three months ended September 30:

(In thousands)	2016	2015	Change
Total Aftermarket Segment net sales	$36,456	$30,083	21%

The Company’s net sales to the Aftermarket increased during the third quarter of 2016 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $6.1 million in the third quarter of 2016, an increase of $1.4 million compared to the third quarter of 2015, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. This business is still in an early growth stage and the Company has added staff to support anticipated growth in areas including sales and marketing, customer service, order fulfillment and overall management. The Company anticipates further cost increases in this area as it builds up the capabilities of this business.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2016 increased 31 percent, or $24 million, compared to the same period of 2015. Net sales of components were as follows for the nine months ended September 30:

(In thousands)	2016	2015	Change
Total Aftermarket Segment net sales	$100,516	$76,906	31%

The Company’s net sales to the Aftermarket increased during the first nine months of 2016 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $16.2 million in the third quarter of 2016, an increase of $5.2 million compared to the first six months of 2015, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and the Company anticipates further cost increases in this area as it builds up the capabilities of this business.

Income Taxes

The effective tax rate for the first nine months of 2016 of 35.0 percent was lower than the effective tax rate for the first nine months of 2015 of 36.2 percent, benefiting from higher federal and state tax credits. The Company estimates the 2016 full year effective tax rate to be approximately 35 - 36 percent.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Generally, calendar years 2013 - 2015 remain open for federal and state income tax purposes. The Company is currently being audited by the Internal Revenue Service for the tax year ended December 31, 2014.
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

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2016	2015
Net cash flows provided by operating activities	$164,108	$44,751
Net cash flows used for investing activities	(55,947)	(60,997)
Net cash flows (used for) provided by financing activities	(25,406)	23,494
Net increase in cash and cash equivalents	$82,755	$7,248

Cash Flows from Operations

Net cash flows from operating activities in the first nine months of 2016 were $119.4 million higher than the same period of 2015, primarily due to:

•	A $45.2 million increase in net income in the first nine months of 2016 compared to the first nine months of 2015.

•
A $31.8 million larger increase in accounts payable and accrued expenses and other liabilities in the first nine months of 2016 compared to the first nine months of 2015, primarily due to the timing of payments.

•
A decrease in inventories of $13.5 million in the first nine months of 2016 compared to an increase of $39.3 million in the first nine months of 2015. The decrease in inventories in the first nine months of 2016 was primarily due to an inventory reduction initiative. Inventory turnover for the twelve months ended September 30, 2016 increased to 7.3 turns compared to September 30, 2015 at 7.2 turns. The Company is working to improve inventory turnover over the coming quarters, however, inventory turns may trend lower due to growth in product categories such as import furniture and Furrion electronics.

•	A $3.1 million increase in depreciation and amortization due to the investments in acquisitions and capital expenditures.
Partially offset by:

•
A $5.3 million larger seasonal increase in accounts receivable in the first nine months of 2016 compared to the first nine months of 2015. This larger increase was primarily due to increased net sales partially offset by the timing of payments by the Company’s customers. Overall, accounts receivable balances remain current, with an average of 19 days sales outstanding at September 30, 2016.

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

Depreciation and amortization was $33.7 million in the first nine months of 2016, and is expected to aggregate $42 million to $47 million for the full year 2016. Non-cash stock-based compensation in the first nine months of 2016 was $11.4 million, including $0.3 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2015 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $15 million to $17 million for the full year 2016.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Investing Activities
Cash flows used for investing activities of $55.9 million in the first nine months of 2016 were primarily comprised of $21.9 million for capital expenditures and $34.2 million for the acquisition of businesses. Cash flows used for investing activities of $61.0 million in the first nine months of 2015 were primarily comprised of $21.8 million for capital expenditures and $41.1 million for the acquisition of businesses.
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
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately two percent of net sales, while the growth portion has averaged approximately 10 - 12 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. In the first nine months of 2016 capital expenditures of $21.9 million were in line with historical averages. As such, coupled with the success achieved in lean manufacturing to free up additional manufacturing space, the Company believes it is well positioned to meet the increased manufacturing demands expected for 2016 and into 2017 with capital expenditures at or below historical levels.
The Company estimates capital expenditures will be $28 million to $32 million in 2016, including $15 million to $17 million of “replacement” capital expenditures and $13 million to $15 million of “growth” capital expenditures. Additional capital expenditures may be required in 2016 depending on the extent of the sales growth, the impact of any acquisitions and other initiatives by the Company.
The capital expenditures and acquisitions during the first nine months of 2016 were funded from operations and periodic borrowings under the Company’s line of credit. The capital expenditures for the balance of 2016 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit as necessary.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first nine months of 2016 were primarily comprised of payments of dividends of $0.30 per share of the Company’s common stock, representing an aggregate of $7.3 million, $7.4 million and $7.4 million, respectively, paid to stockholders of record as of April 1, 2016, June 6, 2016 and August 19, 2016, respectively. In addition, the Company received $3.6 million in cash and the related tax benefits from the exercise of stock-based compensation, which was more than offset by $3.2 million of shares tendered for payment of taxes. Further, the Company paid $2.7 million in contingent consideration related to acquisitions.
Cash flows provided by financing activities in the first nine months of 2015 were primarily comprised of a net increase in indebtedness of $76.2 million partially offset by the payment of a special dividend of $2.00 per share of the Company’s common stock, representing an aggregate of $48.2 million, paid to stockholders of record as of March 27, 2015. The increase in indebtedness included new debt comprised of $50.0 million of Senior Promissory Notes drawn in March 2015 under the Prudential Investment Management, Inc. “shelf-loan” facility, as well as a $26.2 million net increase in outstanding borrowings under the Company’s line of credit. Borrowings under the Company’s line of credit reached a high of $71.6 million during the first nine months of 2015. In addition, the Company paid $4.0 million in contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired business is achieved, the Company will pay additional cash consideration. The Company has recorded a $11.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2016, including $5.0 million recorded as a current liability. For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

DREW INDUSTRIES INCORPORATED
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. At September 30, 2016, the Company had $2.5 million in outstanding, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at September 30, 2016.
On April 27, 2016, the Company also amended and restated its $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”) to conform certain covenants and other terms to the Amended Credit Agreement. The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to$150.0 million, to mature no more than 12 years after the date of original issue of each Senior Promissory Note. Prudential has no obligation to purchase the Senior Promissory Notes. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2016. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at September 30, 2016. The undrawn “shelf-loan” facility expires February 24, 2017. The Company is considering renewal options.
Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2016. The remaining availability under these facilities, not including the potential increase of $125 million under the Amended Credit Agreement, was $297.5 million at September 30, 2016. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first nine months of 2016 related to inflation.

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

DREW INDUSTRIES INCORPORATED
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At September 30, 2016, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2016, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company may, from time to time, enter into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in commodity prices, such as steel and aluminum. At September 30, 2016, the Company had no derivative instruments outstanding.
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

ITEM 4 – CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its disclosure controls and procedures to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.
As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

DREW INDUSTRIES INCORPORATED

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of September 30, 2016, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 29, 2016.

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1)	31.1 Certification of Principal Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.

2)	31.2 Certification of Principal Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.

3)	32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.

4)	32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.

5)	101 Interactive Data Files.

DREW INDUSTRIES INCORPORATED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREW INDUSTRIES INCORPORATED
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Corporate Controller and Interim Chief Financial Officer
(on behalf of the registrant and as principal financial officer)
November 8, 2016