Form 10-K
period 2016-12-31
LCI INDUSTRIES
filed 2017-02-28
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016

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

Large accelerated filer ☒                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,940,584,601. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 15, 2017) was 24,756,229 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be held on May 25, 2017 is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	73

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	73

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES	74

PART IV –

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES	74

ITEM 16 - FORM 10-K SUMMARY	77

SIGNATURES	78

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT 31.1 - SECTION 302 CEO CERTIFICATION

EXHIBIT 31.2 - SECTION 302 CFO CERTIFICATION

EXHIBIT 32.1 - SECTION 906 CEO CERTIFICATION

EXHIBIT 32.2 - SECTION 906 CFO CERTIFICATION

PART I

Item 1.    BUSINESS.

Summary
LCI Industries (“LCII” and collectively with its subsidiaries, the “Company” or the “Registrant”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers.

LCI’s products include steel chassis and related components; axles and suspension solutions; slide-out mechanisms and solutions; thermoformed bath, kitchen and other products; vinyl, aluminum and frameless windows; manual, electric and hydraulic stabilizer and leveling systems; furniture and mattresses; entry, luggage, patio and ramp doors; electric and manual entry steps; awnings and awning accessories; electronic components; televisions and sound systems; navigation systems; backup cameras; appliances; and other accessories.
The Company has two reportable segments: the original equipment manufacturers segment (the “OEM Segment”) and the aftermarket segment (the “Aftermarket Segment”). The OEM Segment accounted for 92 percent of consolidated net sales for 2016, and the Aftermarket Segment accounted for 8 percent of consolidated net sales for 2016. Approximately 71 percent of the Company’s OEM Segment net sales in 2016 were of products sold to manufacturers of travel trailer and fifth-wheel RVs.
The Company is focused on profitable growth in its industries, both organic and through acquisitions. In order to support this growth, over the past several years the Company has expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2016, the Company operated 48 manufacturing and distribution facilities located throughout the United States and in Canada and Italy, and reported consolidated net sales of $1.7 billion for the year ended December 31, 2016.
The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company’s principal executive and administrative offices are located at 3501 County Road 6 East, Elkhart, Indiana 46514; telephone number (574) 535-1125; website www.lci1.com; e-mail LCII@lci1.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports) filed with the SEC as soon as reasonably practicable after such materials are electronically filed.

Recent Developments

Sales and Profits
Consolidated net sales for the year ended December 31, 2016 increased to a record $1.7 billion, 20 percent higher than the consolidated net sales for the year ended December 31, 2015 of $1.4 billion. Acquisitions completed by the Company in 2016 added $64 million in net sales. A 15 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth. Further, the Company organically increased sales to adjacent industries and the aftermarket. Net income for the full-year 2016 increased to $129.7 million, or $5.20 per diluted share, up from net income of $74.3 million, or $3.02 per diluted share, in 2015.
In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company describes in detail the increase in its sales and profits during 2016.

Acquisitions

During 2016 and early 2017, the Company completed six acquisitions:

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. The purchase price was $10.0 million paid at closing.

In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc. (“Flair”), a manufacturer of RV furniture located in Goshen, Indiana. The purchase price was $8.1 million paid at closing.

In May 2016, the Company acquired 100 percent of the equity interest of Project 2000 S.r.l. (“Project 2000”), a manufacturer of innovative, space-saving bed lifts and retractable steps, located near Florence, Italy. The purchase price was $18.8 million paid at closing, plus contingent consideration based on future sales by this operation.

In November 2016, the Company acquired the business, manufacturing facility and certain assets of the seating and chassis components business of Atwood Mobile Products, LLC (“Atwood”), a subsidiary of Dometic Group, located in Elkhart, Indiana. The purchase price was $12.5 million paid at closing.

In November 2016, the Company acquired the service centers and related business of Camping Connection, Inc., an RV repair and service provider located in Myrtle Beach, South Carolina and Kissimmee, Florida. The purchase price was $2.0 million paid at closing.

In February 2017, the Company acquired 100 percent of the outstanding shares of Sessa Klein S.p.A. (“SessaKlein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation.

Other Developments

In March 2016, the Company initiated a regular quarterly dividend of $0.30 per share, which was increased later in the year to $0.50 per share. During 2016, total dividends of $1.40 per share of common stock, representing an aggregate of $34.4 million, were paid to stockholders.

In December 2016, the Company announced a change of the Company’s corporate name to LCI Industries from Drew Industries Incorporated. Lippert Components’ business has grown considerably over the past decade, and the new corporate name was selected to better align the investment community with the strength of the LCI brand in the industries it serves.

OEM Segment

Through its wholly-owned subsidiaries, the Company manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing.

In 2016, the OEM Segment represented 92 percent of the Company’s consolidated net sales and 90 percent of consolidated segment operating profit. Approximately 71 percent of the Company’s OEM Segment net sales in 2016 were of products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

Raw materials used by the Company’s OEM Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, wood, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company’s OEM Segment consist primarily of fabricating, welding, thermoforming, painting, sewing and assembling components into finished products. The Company’s OEM Segment operations are conducted at 48 manufacturing and warehouse facilities throughout the United States, and in Canada and Italy, strategically located in proximity to the customers they serve. See Item 2. “Properties.”

The Company’s OEM Segment products are sold primarily to major manufacturers of RVs such as Thor Industries (symbol: THO), Forest River (a Berkshire Hathaway company, symbol: BRKA), Winnebago (symbol: WGO) and other RV OEMs, and to manufacturers in adjacent industries.

The RV industry is highly competitive, both among manufacturers of RVs and the suppliers of RV components, generally with low barriers to entry other than compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. The Company competes with several other component suppliers on a regional and national basis with respect to a broad array of components for both towable and motorized RVs. The Company’s operations compete on the basis of product quality and reliability, product innovation, price, customer service and customer satisfaction. Although definitive information is not readily available, the Company believes with respect to its principal RV products (i) it is the leading supplier of windows and doors for towable RVs; (ii) it is the leading supplier of chassis and slide-out mechanisms for towable RVs; (iii) the leading suppliers of axles for towable RVs are the Company and Dexter Axle Company; (iv) it is the leading supplier of furniture for towable RVs, and the Company competes with several other manufacturers; (v) the Company is the leading supplier of leveling systems for towable RVs; and (vi) the leading suppliers of awnings for towable RVs are the Company, Carefree of Colorado and Dometic Corporation.

The Company’s share of the market for its products in adjacent industries cannot be readily determined; however, OEM Segment net sales to adjacent industries increased from $275 million in 2015 to $332 million in 2016, 21 percent of total OEM Segment net sales. The Company has made investments in people, technology and equipment to increase its share of the market in adjacent industries and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the OEM Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Aftermarket Segment

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

According to the Recreation Vehicle Industry Association (“RVIA”), current estimated RV ownership had increased to nearly nine million units. Additionally, as a result of a vibrant secondary market, one third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for the aftermarket, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

Aftermarket net sales increased from $103 million in 2015 to $131 million in 2016. The Company continues to make investments in people and technology to grow the Aftermarket Segment and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Sales and Marketing

The Company’s sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of its products, innovation, price, customer service and customer satisfaction. As a result of the Company’s strategic decision to increase its sales to the aftermarket and adjacent industries, as well as expand into international markets, the Company has increased its annual marketing and advertising expenditures over the past few years, which were approximately $3 million in 2016.

The Company has several supply agreements or other arrangements with certain of its customers that provide for prices of various products to be fixed for periods generally not in excess of eighteen months; however, in certain cases the Company has the right to renegotiate the prices on sixty-days’ notice. Both the OEM Segment and the Aftermarket Segment typically ship products on average within one to two weeks of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

Capacity

In 2016, the Company’s facilities operated at an average of approximately 55 percent of their practical capacity, assuming at least two shifts of production at all facilities. However, while certain facilities could add a second shift of production in the short term, the Company has found this to be inefficient over the long term. Capacity varies significantly based on seasonal demand, as well as by facility, product line and geographic region, with certain facilities at times operating below 50 percent utilization, and other facilities at times operating above 90 percent utilization.

At December 31, 2016, the Company operated 48 manufacturing and distribution facilities, and for most products has the ability to fill demand in excess of capacity at individual facilities by shifting production to other facilities, but the Company would incur additional freight costs. Capital expenditures for 2016 were $45 million, and included approximately $25 million of “replacement” capital expenditures and approximately $20 million of “growth” capital expenditures. The ability to expand capacity in certain product areas, if necessary, as well as the potential to reallocate existing resources, is monitored regularly by management to help ensure the Company can maintain a high level of production efficiencies throughout its operations.

Seasonality

Most industries where the Company sells products or where its products are used, historically have been seasonal and generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, as well as the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of components to the aftermarket channels of these industries tend to be counter-seasonal.

International

Over the past several years, the Company has been gradually growing international sales, primarily in Europe and Australia, and export sales represented approximately 2 percent, 1 percent and 1 percent of consolidated net sales in 2016, 2015 and 2014, respectively. The Company continues to focus on developing products tailored for international RV markets. The Company participates in the largest RV shows in Europe and has been receiving positive feedback on its products, especially its proprietary slide-out products. The Company has spent more than two years developing three slide-out systems suited to the needs of the European market, which were recently featured on new RV models. As a result, the Company believes it will see additional orders from European RV OEMs. The Company’s Director of International Business Development spends time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. The Company estimates the addressable market for annual net sales of its products outside of North America to be $750 million.

In May 2016, the Company acquired Project 2000 S.r.l., a manufacturer of motorized entry steps, bed lifts and RV accessories located near Florence, Italy, as a foundation for LCI in the European RV market. In February 2017, the Company also acquired Sessa Klein S.p.A., a manufacturer of highly engineered side window systems for both high speed and commuter trains located near Varese, Italy. The acquisition of Sessa Klein introduces the Company to a new adjacent industry for the European and U.S. train markets, and, the Company believes, will accelerate the opportunities to expand LCI's product offerings for the European RV market.

Intellectual Property

The Company holds over 200 United States and foreign patents and has nearly 60 patent applications pending that relate to various products sold by the Company. The Company has also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

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

Research and Development

The Company strives to be an industry leader in product innovation and is focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $9 million, $8 million and $5 million in 2016, 2015 and 2014, respectively.

Regulatory Matters

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products. Sales and manufacturing operations in foreign countries may be subject to similar regulations.

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

Environmental

The Company’s operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge, transport and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third party claims. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue.

Employees

The number of persons employed full-time by the Company at December 31, 2016 was 7,654, compared to 6,576 and 6,187 at December 31, 2015 and 2014, respectively. The total at December 31, 2016 included 6,295 in manufacturing, 337 in transportation, 103 in sales, 230 in customer support and servicing, and 689 in administration. None of the employees of the Company are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

Executive Officers

The following table sets forth our executive officers as of December 31, 2016:

Name	Position

Jason D. Lippert	Chief Executive Officer and Director
Scott T. Mereness	President
Brian M. Hall	Chief Financial Officer
Robert A. Kuhns	Vice President – Chief Legal Officer and Secretary
Jamie M. Schnur	Chief Administrative Officer
Nick C. Fletcher	Chief Human Resources Officer

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or Directors of the Company. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017.

JASON D. LIPPERT (age 44) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Mr. Lippert has over 20 years of experience with LCII and its subsidiaries, and has served in a wide range of leadership positions.

SCOTT T. MERENESS (age 45) became President of the Company effective May 10, 2013, and has been President of Lippert Components since July 2010. Mr. Mereness has over 20 years of experience with LCII and its subsidiaries, and has served in a wide range of leadership positions.

BRIAN M. HALL (age 42) joined the Company in March 2013, and has served as Corporate Controller since June 2013, and Chief Financial Officer of the Company since November 2016. Prior to joining the Company, he spent more than 16 years in public accounting.

ROBERT A. KUHNS (age 51) joined the Company in March 2013, and has been Vice President – Chief Legal Officer and Secretary since July 2013. Prior to joining the Company, he was a partner in the Minneapolis office of Dorsey & Whitney LLP, a full-service global law firm.

JAMIE M. SCHNUR (age 45) became Chief Administrative Officer of the Company effective May 2013. Mr. Schnur has over 20 years of experience with the Company, and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 56) joined the Company in February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Item 1A. RISK FACTORS.

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, but represent the most significant risk factors that we believe may adversely affect the RV and other industries we supply our products to, as well as our business, operations or financial position. The risks and uncertainties discussed in this report are not exclusive and other risk factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

Industry Risk Factors

Economic and business factors beyond our control, including cyclicality and seasonality in the industries where we sell our products, could lead to fluctuations in our operating results.

The RV, recreational boat and other markets where we sell many of our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand, often because the purchase of such products are viewed as a consumer discretionary purchase. Periods of economic recession have adversely affected, and could again adversely affect, our operating results. Companies in these industries are subject to volatility in production levels, shipments, sales and operating results due to changes in external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, fuel prices and other economic conditions affecting consumer demand and discretionary consumer spending, as well as demographic and political changes, all of which are beyond our control. Consequently, our operating results for any prior period may not be indicative of results for any future period.

Additionally, manufacturing operations in most of the industries where we sell our products or where our products are used, historically have been seasonal. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of products which include our components, and other factors, current and future seasonal industry trends may be different than in prior years. Unusually severe weather conditions in some geographic areas may also, from time to time, impact the timing of industry-wide shipments from one period to another.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and other products which use our components, which would cause reduced production by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing has in the past caused, and would likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently resulting in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products.

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and other products which use our components, resulting in reduced demand for our products.

Retail consumers who purchase RVs and other products which use our components generally obtain retail financing from third party lenders. The availability, terms and cost of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. Restrictions on the availability of consumer financing and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers to purchase such discretionary products, which would result in reduced production of such products by our customers, and therefore reduce demand for our products.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 71 percent of our OEM Segment net sales in 2016, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Company-Specific Risk Factors

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2016, the OEM Segment represented 92 percent of our consolidated net sales, and 90 percent of consolidated segment operating profit. Approximately 71 percent of our OEM Segment net sales in 2016 were of products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2016. Declines in industry-

wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

Although we have a large number of customers, the loss of any customer accounting for more than 10 percent of our consolidated net sales could have a material adverse impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for 63 percent of our consolidated net sales in 2016. The loss of either of these customers would have a material adverse impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

The prices we pay for steel and aluminum represented approximately 45 percent and 15 percent, respectively, of our raw material costs in 2016. These, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

Our business depends on our ability to source raw materials, such as steel, aluminum, glass, fabric and foam, and certain components, such as electric motors, televisions and appliances, in a timely and cost efficient manner. Most materials and components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. If raw materials or components that are used in manufacturing our products or for which we act as a distributor, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted or delayed, our manufacturing and distribution operations could be adversely affected. We currently import, or purchase from suppliers who import, approximately 25 percent of our raw materials and components. Additionally, we have the exclusive right to distribute Furrion’s complete line of electronics and appliance products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada, which products are imported from China. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, war, terrorism or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

We import a portion of our raw materials and the components we sell and the effect of foreign exchange rates could adversely affect our operating results.

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

Changes in consumer preferences relating to our products, or the inability to develop innovative new products, could cause reduced sales.

Changes in consumer preferences for RV, manufactured housing and recreational boat models, and for the components we make for such products, occur over time. Our inability to anticipate changes in consumer preferences for such products, or delays in responding to such changes, could reduce demand for our products and adversely affect our net sales and operating results. Similarly, we believe our ability to remain competitive also depends on our ability to develop innovative new products or enhanced features of existing products. Delays in the introduction or market acceptance of new products or product features could have an adverse effect on our net sales and operating results.

Competitive pressures could reduce demand for our products or impact our sales prices.

The industries in which we are engaged are highly competitive and generally characterized by low barriers to entry, and we have numerous existing and potential competitors. Competition is based upon product quality and reliability, product innovation, price, customer service and customer satisfaction. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or reduction in our market share. Domestic and foreign competitors may lower prices on products which currently compete with our products, or develop product improvements, which could reduce demand for our products or cause us to reduce prices for our products. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. In addition, the manufacture by our customers themselves of products supplied by us could reduce demand for our products and adversely affect our operating results and financial condition.

Increases in demand could result in difficulty obtaining additional skilled labor, and available capacity may initially not be utilized efficiently.

In certain geographic regions in which we have a larger concentration of manufacturing facilities we have experienced, and could again experience, shortages of qualified employees. Competition for skilled workers, especially during improving economic times, may increase the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers relatively easily. If such conditions become extreme, we may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our operating results and financial condition.

We may incur unexpected expenses, or face unanticipated delays, in connection with expansion plans or investments we make in our business, which could adversely impact our operating results.

It may take longer than initially anticipated for us to realize expected results from investments in research and development or acquired businesses, as well as initiatives we have implemented to increase capacity and improve production efficiencies, automation, customer service and other aspects of our business, or we may incur unexpected expenses in connection with these matters. Expansion plans may involve the acquisition of existing manufacturing facilities that require upgrades and improvements or the need to build new manufacturing facilities. Such activities may be delayed or incur unanticipated costs which could have an adverse effect on our operating results. Similarly, competition for desirable production facilities, especially during times of increasing production, may increase the cost of acquiring production facilities or limit the availability of obtaining such facilities. In addition, the start-up of operations in new facilities may incur unanticipated costs and inefficiencies which may adversely affect our profitability during the ramp up of production in those facilities. Delays in the construction, re-configuration or relocation of facilities could result in an adverse impact to our operating results or a loss of market share.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

Our facilities may be affected by natural disasters, such as tornadoes, hurricanes, fires, floods, earthquakes, and unusual weather conditions, as well as other external events such as epidemic outbreaks, terrorist attacks or disruptive political events, any one of which could adversely affect our business and result in lower sales. In the event that one of our manufacturing or distribution facilities was affected by a disaster or other event, we could be forced to shift production to one of our other facilities or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing or distribution facilities or customer service centers could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

We have recently entered new markets in order to enhance our growth potential. Uncertainties with respect to these new markets could impact our operating results.

We are a leading supplier of components for RVs and currently have a significant share of the market for certain of our products, which limits our ability to expand our market share for those products. We have made investments in order to expand the sale of our products in adjacent industries, such as buses, trucks, pontoon boats and trains, where we may have less familiarity with OEM or consumer preferences and could encounter difficulties in attracting customers due to a reduced level of familiarity with our brands. We have also made investments to expand the sale of our products in the aftermarket of our industries, and are exploring opportunities to increase export sales of our products to international markets. Limited operating experience or limited brand recognition in new markets may limit our business expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products could adversely impact our business growth in these markets and our results of operations.

As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems on a timely basis could have an adverse effect on our results of operations. In addition, hiring additional personnel and implementing changes and enhancements to our systems will require capital expenditures and other increased costs that could also have an adverse impact on our results of operations.

If acquired businesses are not successfully integrated into our operations, our financial condition and operating results could be adversely impacted.

We have completed several business acquisitions and may continue to engage in acquisitions or similar activities, such as joint ventures and other business transactions. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Such acquisitions, joint ventures and other business transactions involve potential risks, including:

•	the failure to successfully integrate departments and systems, including IT and accounting systems, technologies, books and records and procedures,

•	the need for additional investments post-acquisition that could be greater than anticipated,

•	the assumption of liabilities of the acquired businesses that could be greater than anticipated,

•
incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results, and

•	the potential loss of key employees or existing customers or adverse effects on existing business relationships with suppliers and customers.
Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. If we are unable to efficiently integrate these businesses, the attention of our management could be diverted from our existing operations and the ability of the management teams at these business units to meet operational and financial expectations could be adversely impacted, which could impair our ability to execute our business plans. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions may have an adverse impact on our results of operations and financial condition.

As we expand our business internationally, we will be subject to new operational and financial risks.

We have been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 2 percent, 1 percent and 1 percent of consolidated net sales in 2016, 2015 and 2014, respectively. We plan to continue pursuing international opportunities. In May 2016, we acquired Project 2000 S.r.l., a manufacturer of motorized entry steps, bed lifts and RV accessories, located near Florence, Italy, as a foundation for LCI in the European RV market. In February 2017, we also acquired Sessa Klein S.p.A., a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The acquisition of Sessa Klein introduces us to a new adjacent industry for the European and U.S. train markets, and, we believe, will accelerate the opportunities to expand our product offerings for the European RV market.

Business outside of the United States is subject to various risks, many of which are beyond our control, including: adverse political and economic conditions; changes in tariffs, trade restrictions, trade agreements, and taxation; difficulties in managing or overseeing foreign operations and agents; differences in regulatory environments, labor practices and market practices; cultural and linguistic differences; foreign currency fluctuations and limitations on the repatriation of funds because of foreign exchange controls; different liability standards; and intellectual property laws of countries which do not protect our rights in our intellectual property to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may have an adverse impact on our operating results and financial condition, as well as impact our ability to operate in international markets.

The loss of key management could reduce our ability to execute our business strategy and could adversely affect our business and results of operations.

We are dependent on the knowledge, experience and skill of our leadership team. The loss of the services of one or more key managers or the failure to attract or retain qualified managerial, technical, sales and marketing, operations and customer service staff could impair our ability to conduct and manage our business and execute our business strategy, which would have an adverse effect on our business, financial condition and results of operations.

Our business is subject to numerous international, federal, state and local regulations, and increased costs of compliance, failure in our compliance efforts or events beyond our control could result in damages, expenses or liabilities that could adversely impact our financial condition and operating results.
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the National Highway Traffic Safety Administration (“NHTSA”) of the United States Department of Transportation (“DOT”), the Consumer Products Safety Commission, the United States Department of Housing and Urban Development (“HUD”), and consumer safety standards promulgated by state regulatory agencies and industry associations. The failure to comply with present or future regulations and standards could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. Sales and manufacturing operations in foreign countries may be subject to similar regulations. Any major recalls of our products, voluntary or involuntary, could adversely impact our reputation, net sales, financial condition and operating results. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production or cessation of operations.

Further, certain U.S. and foreign laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, quality of services, warranty, product liability, real estate, intellectual property, tax, import and export duties, tariffs, competition, environmental, and health and safety. We are also subject to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption and anti-bribery laws applicable to our operations. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could adversely affect our results of operations. We have instituted various policies and procedures to ensure compliance. However, we cannot assure you that employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures.

In addition, potentially significant expenditures could be required in order to comply with evolving healthcare, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities. Our operating profit margin in 2016 was impacted by higher health insurance costs, largely due to increased employee participation, which we believe is largely due to the new healthcare requirements, and operating profit will likely continue to be impacted in future periods.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. We monitor our policies, procedures and controls; however, we cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have an adverse effect on our results of operations and/or our financial condition.

Our operations are subject to certain environmental laws and regulations, and costs of compliance, investigation or remediation of environmental conditions could have an adverse effect on our business and results of operations.

Our operations are also subject to certain complex federal, state and local environmental laws and regulations relating to air, water, noise pollution and the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation, and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. Our failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. Although we believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, one or more of our current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, we may incur expenditures for future investigation and remediation, including in conjunction with voluntary remediation programs or third party claims. If other potentially responsible persons (“PRPs”) are unable or otherwise not obligated to contribute to remediation costs, we could be held responsible for their portion of the remediation costs, and those costs could be material. The operation of our manufacturing facilities entails risks, and we cannot assure that our costs in relation to these environmental matters or compliance with environmental laws in general will not have an adverse effect on our business and results of operations.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on certain trademarks and patents, including contractual rights with third parties. Our success depends, in part, on our ability to protect our intellectual property against dilution, infringement, and competitive pressure by defending our intellectual property rights. To protect our property rights, we rely on intellectual property laws of the U.S., European Union, Canada, and other countries, as well as contractual and other legal rights. However, we cannot assure you that these measures will be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation. This could result in a diversion of resources. The inability to protect our intellectual property rights could result in competitors manufacturing and marketing similar products which could adversely affect our market share and results of operations. Competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we receive or license. We may also be subject to claims by third parties, seeking to enforce their claimed intellectual property rights. The loss of protection for our intellectual property could reduce the market value of our products and services, lower our profits, and could otherwise have an adverse effect on our business, financial condition or results of operation.

Compliance with conflict mineral disclosure requirements will create additional compliance cost and may create reputational challenges.

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required annual disclosures that began in May 2014. We have incurred costs and diverted internal resources to comply with these disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. Compliance costs are expected to continue in future periods, subject to any regulatory changes implemented by the new administration in Washington, D.C. Further action or clarification from the SEC or a court regarding required disclosures could result in reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products and are required to make such disclosures.

If our information technology systems fail to perform adequately or are breached, our operations could be disrupted and could adversely affect our business, reputation and results of operation.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, inventory, supply chain, order entry and fulfillment, manufacturing, distribution, warranty administration, invoicing, collection of payments, and other business processes. We use information systems to report and support the audit of our operational and financial results. Additionally, we rely upon information systems in our sales, marketing, human resources and communication efforts. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, security breaches, telecommunications failures, computer viruses, hackers, and other manipulation or improper use of our systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Further, we have selected and have begun implementing a new enterprise resource planning (“ERP”) system, the full implementation of which is expected to take several years; however, there may be other challenges and risks as we upgrade and standardize our ERP system on a company-wide basis.
Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have an adverse effect on our business, financial condition and results of operations.

We could incur warranty claims in excess of reserves.

We receive warranty claims from our customers in the ordinary course of our business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A significant increase in warranty claims exceeding our current warranty expense levels could have an adverse effect on our results of operations and financial condition.

In addition to the costs associated with the contractual warranty coverage provided on our products, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Although we estimate and reserve for the cost of these service actions, there can be no assurance that expense levels will remain at current levels or such reserves will continue to be adequate.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage, and may require product recalls or other actions. Although we maintain liability and product recall insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury could damage our brand identity and our reputation with existing and potential consumers and have an adverse effect on our business, financial condition and results of operations.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

A portion of our total assets as of December 31, 2016 are comprised of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

Our stock price may be volatile.

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include: the perceived prospects of our business and our industries as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which we operate; significant sales of shares by a principal stockholder; actions taken by stockholders that may be contrary to Board of Director recommendations; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. Many of the properties listed manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment. Square footage is not allocated across the segments. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The Company’s primary administrative offices are located in Elkhart and Goshen, Indiana. Total administrative space company-wide aggregates approximately 251,000 square feet. At December 31, 2016, the Company’s properties were as follows:

City	State/Province	Square Feet	Owned	Leased
Double Springs	Alabama	109,000	☑
Gilbert	Arizona	11,600		☑
Rialto	California	62,700	☑
Lakeland	Florida	15,000		☑
Kissimmee	Florida	4,246		☑
Fitzgerald	Georgia	79,000	☑
Nampa	Idaho	125,000		☑
Nampa	Idaho	83,500	☑
Nampa	Idaho	22,000		☑
Twin Falls	Idaho	16,060		☑
Goshen	Indiana	410,000	☑
South Bend	Indiana	379,902		☑
Goshen	Indiana	355,960	☑
Goshen	Indiana	341,000		☑
Elkhart	Indiana	308,864	☑
Elkhart	Indiana	250,000	☑
Elkhart	Indiana	160,000	☑
Goshen	Indiana	153,200	☑
Goshen	Indiana	144,500	☑
Fort Wayne	Indiana	140,000		☑
Middlebury	Indiana	122,226	☑
Auburn	Indiana	119,000		☑
Goshen	Indiana	118,125	☑
Goshen	Indiana	110,000	☑
Elkhart	Indiana	102,900		☑
Middlebury	Indiana	101,776	☑
Goshen	Indiana	95,960		☑
Elkhart	Indiana	92,000	☑
Goshen	Indiana	87,800	☑
Elkhart	Indiana	87,000		☑
Goshen	Indiana	74,200	☑
Howe	Indiana	60,000	☑
Goshen	Indiana	53,500	☑
Elkhart	Indiana	28,000		☑
Goshen	Indiana	22,000		☑
Elkhart	Indiana	18,000		☑
Millersburg	Indiana	10,000		☑
Calenzano	Italy	15,000		☑
Sterling Heights	Michigan	37,018		☑

City	State/Province	Square Feet		Owned	Leased
Jackson Center	Ohio	12,000			☑
Pendleton	Oregon	56,800		☑
McMinnville	Oregon	35,700		☑
Denver	Pennsylvania	40,200			☑
Granby	Quebec	65,000		☑
Chester	South Carolina	108,600		☑
Gaffney	South Carolina	55,000			☑
Myrtle Beach	South Carolina	9,800			☑
Springfield	Tennessee	60,000			☑
Waxahachie	Texas	195,000		☑
Kaysville	Utah	70,000			☑
		5,234,137	(1)
____________________________

(1)	At December 31, 2015, the Company used an aggregate of 4,791,182 square feet for manufacturing and warehousing.

At December 31, 2016, the Company maintained the following facilities, or partial facilities, not currently used in production. The Elkhart property lease expires in May 2017 and the remaining properties are currently leased to third parties.

City	State/Province	Square Feet	Owned	Leased
Phoenix	Arizona	61,000	☑
Mishawaka	Indiana	332,356	☑
Elkhart	Indiana	144,000		☑
South Bend	Indiana	134,235		☑
Mishawaka	Indiana	107,600	☑
		779,191

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2016, would not be material to the Company’s financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of January 31, 2017, there were 343 holders of the Company’s common stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s common stock trades on the New York Stock Exchange under the symbol “LCII”.

Information concerning the high and low closing prices of the Company’s common stock for each quarter during 2016 and 2015 is set forth in Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	765,949	$0.60	1,049,752
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	765,949	$0.60	1,049,752

Pursuant to the LCI Industries Equity Award and Incentive Plan, As Amended and Restated (the “Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and consultants equity-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the Plan was 1,049,752 at December 31, 2016, and 1,305,440 at December 31, 2015. The Plan is the Company’s only equity compensation plan.

In each of 2014 and 2015, the Company paid a special cash dividend of $2.00 per share to holders of record of its common stock. In 2016, the Company initiated a regular quarterly dividend of $0.30 per share, which was increased later in the year to $0.50 per share. During 2016, total dividends of $1.40 per share of common stock, representing an aggregate of $34.4 million, were paid to stockholders.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012

Operating Data:
Net sales	$1,678,898	$1,403,066	$1,190,782	$1,015,576	$901,123
Severance	$—	$3,716	$—	$—	$—
Sale of extrusion assets	$—	$—	$1,954	$—	$—
Executive succession	$—	$—	$—	$1,876	$1,456
Operating profit	$200,850	$116,254	$95,487	$78,298	$58,132
Income before income taxes	$199,172	$114,369	$95,057	$77,947	$57,802
Provision for income taxes	$69,501	$40,024	$32,791	$27,828	$20,462
Net income	$129,671	$74,345	$62,266	$50,119	$37,340

Net income per common share:
Basic	$5.26	$3.06	$2.60	$2.15	$1.66
Diluted	$5.20	$3.02	$2.56	$2.11	$1.64

Cash dividends per common share	$1.40	$2.00	$2.00	$—	$2.00

Financial Data:
Net working capital	$218,043	$146,964	$100,451	$107,339	$84,243
Total assets	$786,904	$622,856	$543,841	$453,184	$373,868
Long-term obligations	$87,284	$85,419	$41,758	$21,380	$19,843
Stockholders’ equity	$550,269	$438,575	$394,898	$313,613	$284,245

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

LCI Industries (“LCII”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers.

The Company previously had two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company has recently increased its focus on the significant opportunities in the aftermarket for its products, primarily sales to retail dealers, wholesale distributors and service centers. Additionally, over the past several years, sales of components for manufactured homes have become a smaller part of the Company’s business, largely due to the growth the Company has experienced with respect to its components sold to customers for traditional recreational vehicles as well as the expanded use of its components in other non-RV applications, which we refer to as adjacent industries. Unit growth for MH Segment products has also been lower over the last decade, primarily due to the real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In response to these changes in the Company’s business, subsequent to March 31, 2016, the Company modified its internal reporting structure, reflecting a change in how its chief operating decision maker (“CODM”) assesses the performance of the Company’s operating results and makes decisions about resource allocations. The Company’s new reportable segments are the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At December 31, 2016, the Company operated 48 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,099,882	$938,787	$841,497
Motorhomes	116,191	86,513	70,332
Adjacent industries OEMs	332,018	274,760	215,197
Total OEM Segment net sales	1,548,091	1,300,060	1,127,026
Aftermarket Segment:
Total Aftermarket Segment net sales	130,807	103,006	63,756
Total net sales	$1,678,898	$1,403,066	$1,190,782

Operating profit:
OEM Segment	$180,850	$105,224	$88,744
Aftermarket Segment	20,000	14,746	8,697
Total segment operating profit	200,850	119,970	97,441
Severance	—	(3,716)	—
Sale of extrusion assets	—	—	(1,954)
Total operating profit	$200,850	$116,254	$95,487

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration is included in the segment to which it relates.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2016	2015	2014
Net sales:
OEM Segment	92%	93%	95%
Aftermarket Segment	8%	7%	5%
Total net sales	100%	100%	100%

Operating Profit:
OEM Segment	90%	88%	91%
Aftermarket Segment	10%	12%	9%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2016	2015	2014
OEM Segment	11.7%	8.1%	7.9%
Aftermarket Segment	15.3%	14.3%	13.6%

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 71 percent of the Company’s OEM Segment net sales for the year ended December 31, 2016 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Furniture and mattresses
● Axles and suspension solutions	● Electric and manual entry steps
● Slide-out mechanisms and solutions	● Awnings and awning accessories
● Thermoformed bath, kitchen and other products	● Electronic components
● Vinyl, aluminum and frameless windows	● Appliances
● Manual, electric and hydraulic stabilizer and leveling systems	● Televisions, sound systems, navigation systems and backup cameras
● Entry, luggage, patio and ramp doors	● Other accessories

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

OEM Segment

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2016, the Company’s primary RV market, increased 15 percent to 362,700 units, compared to 2015, as a result of:

•
An estimated 33,300 unit increase in retail demand in 2016, or 11 percent, as compared to 2015. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•	RV dealers increasing inventory levels by an estimated 12,300 units in 2016, compared to the decrease in inventory levels of 2,700 units in 2015.

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

	Wholesale		Retail		Estimated Unit Impact on Dealer
	Units	Change	Units	Change	Inventories
Year ended December 31, 2016	362,700	15%	350,400	11%	12,300
Year ended December 31, 2015	314,400	5%	317,100	14%	(2,700)
Year ended December 31, 2014	298,900	12%	277,300	11%	21,600

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2016 increased 16 percent to 54,800 units compared to 2015. Retail demand for motorhome RVs also increased 11 percent in 2016, following a 15 percent increase in retail demand in 2015.
The RVIA has projected a modest increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2017. Several RV OEMs, however, are introducing new product lines and additional features, and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2016. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 84 of the last 86 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in late 2016 and into early 2017.
Although future retail demand is inherently uncertain, RV industry fundamentals in 2016, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the estimated 11 percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for 2017. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
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

Adjacent Industries

The Company’s portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, four of the last six business acquisitions completed by the Company were focused in Adjacent Industries.

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•	Enclosed trailers. According to Statistical Surveys, approximately 176,000, 184,000 and 174,000 enclosed trailers were sold in 2016, 2015 and 2014, respectively.

•	Pontoon boats. Statistical Surveys also reported approximately 44,800, 41,300 and 38,500 pontoon boats were sold in 2016, 2015 and 2014, respectively.

•	School buses. According to Wards Communications and R.L. Polk & Co., there were approximately 32,800, 29,600 and 28,200 school buses sold in 2016, 2015 and 2014, respectively.

•
Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 81,100, 70,500 and 64,300 manufactured home wholesale shipments in 2016, 2015 and 2014, respectively.

Aftermarket Segment

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

According to the RVIA, current estimated RV ownership had increased to nearly nine million units. Additionally, as a result of a vibrant secondary market, one third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for the aftermarket, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Highlights

•
Consolidated net sales for the year ended December 31, 2016 increased to a record $1.7 billion, 20 percent higher than consolidated net sales for the year ended December 31, 2015 of $1.4 billion. Acquisitions completed by the Company in 2016 added $64 million in net sales. The 15 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, LCI’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth in 2016. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•	Net income for the full-year 2016 increased to $129.7 million, or $5.20 per diluted share, up from net income of $74.3 million, or $3.02 per diluted share, in 2015.

•	Consolidated operating profits during 2016 increased 73 percent, to $200.9 million from $116.3 million in 2015. Operating profit margin increased to 12.0 percent in 2016 from 8.3 percent in 2015.

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

•
The cost of aluminum and steel used in certain of the Company’s manufactured components declined during the second half of 2015 and continued into 2016; however, certain commodities have experienced cost increases in the second half of 2016 from market low points. Raw material costs continue to fluctuate and are expected to remain volatile.

•	During 2016, the Company completed five acquisitions, all of which have been accretive to earnings:

•	Camping Connection -- A Myrtle Beach, South Carolina and Kissimmee, Florida RV repair and service provider, with estimated annual sales of $2 million, completed November 2016;

•
Atwood Seating and Chassis Components -- An Elkhart, Indiana-based seating and chassis components business of Atwood Mobile Products, a subsidiary of Dometic Group, with estimated annual sales of $30 million, completed November 2016;

•	Project 2000 S.r.l. -- An Italian manufacturer of innovative, space-saving bed lifts and retractable steps, with estimated annual sales of $14 million, completed May 2016;

•	Flair Interiors -- A Goshen, Indiana-based manufacturer of RV furniture, with estimated annual sales of $25 million, completed February 2016; and

•
Highwater Marine Furniture -- An Elkhart, Indiana-based marine furniture operation providing furniture solutions for Highwater Marine, LLC, a manufacturer of pontoon boats. Estimated annual sales for the marine furniture operation were $20 million, completed January 2016.

Integration activities for these acquired businesses are underway and proceeding in line with established plans. The Company plans to grow sales and leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.

•	Return on equity for 2016, which is calculated by taking net income over equity, improved to 26.0 percent, from the 18.4 percent return on equity in 2015.

•
In April, June and September 2016, the Company paid a quarterly dividend of $0.30 per share, aggregating $7.3 million, $7.4 million and $7.4 million, respectively. In December 2016, the Company paid a quarterly dividend of $0.50 per share, aggregating $12.4 million.

OEM Segment

Net sales of the OEM Segment in 2016 increased 19 percent, or $248 million, compared to 2015. Net sales of components to OEMs were to the following markets for the years ending December 31:

(In thousands)	2016	2015	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,099,882	$938,787	17%
Motorhomes	116,191	86,513	34%
Adjacent industries OEMs	332,018	274,760	21%
Total OEM Segment net sales	$1,548,091	$1,300,060	19%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2016	2015	Change
Travel trailer and fifth-wheel RVs	362,700	314,400	15%
Motorhomes	54,800	47,300	16%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2016 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to acquisitions completed in 2016.

The Company’s net sales growth in components for motorhomes during 2016 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and acquisitions completed in 2016. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2016	2015	Change
Travel trailer and fifth-wheel RV	$3,022	$2,987	1%
Motorhome	$2,011	$1,810	11%
The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during 2016 primarily due to market share gains and acquisitions completed in 2016 and 2015. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $180.9 million in 2016, an improvement of $75.6 million compared to 2015. The operating profit margin of the OEM Segment in 2016 was impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $248 million larger sales base.

•	Increasing sales to Adjacent Industries OEMs.

•
Lower material costs for certain raw materials. Steel and aluminum costs declined in the second half of 2015 and continued into 2016. Costs for these commodities experienced some increases in the second and third quarters of 2016. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•	Sales mix and pricing changes of products, including increased sales of fifth-wheel products which has a higher margin.

•	Indirect labor cost savings initiated in the fourth quarter of 2015 to reduce such costs on an annualized basis.

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
Partially offset by:

•
Fixed costs which were approximately $6 million to $7 million higher than in 2015. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2016 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

•
While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2016 increased 27 percent, or $28 million, compared to the same period of 2015. Net sales of components were as follows for the years ended December 31:

(In thousands)	2016	2015	Change
Total Aftermarket Segment net sales	$130,807	$103,006	27%

The Company’s net sales to the Aftermarket increased during 2016 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $20.0 million in 2016, an increase of $5.3 million compared to 2015, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Highlights

•
Consolidated net sales for the year ended December 31, 2015 increased to $1.4 billion, 18 percent higher than the year ended December 31, 2014. Acquisitions completed by the Company in 2015, as well as the Furrion Limited (“Furrion”) distribution and supply agreement for premium electronics (the “Furrion Agreement”), added $52 million in net sales in 2015. The five percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary OEM market, as well as increased content per unit through market share gains, positively impacted net sales growth in 2015. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•	For the full-year 2015, the Company’s net income increased to $74.3 million, or $3.02 per diluted share, up from net income of $62.3 million, or $2.56 per diluted share, in 2014.

•	Consolidated operating profits during 2015 increased 22 percent, to $116.3 million from $95.5 million in 2014. Operating profit margin increased to 8.3 percent in 2015 from 8.0 percent in 2014.

•
Raw material costs continued to fluctuate. In particular, aluminum rose nearly 20 percent during the second half of 2014, and dropped during the second half of 2015. Similarly, the cost of steel used in certain of the Company’s manufactured components dropped during the course of 2015.

•	During 2015, the Company completed three acquisitions:

•	Signature Seating -- A Ft. Wayne, Indiana-based manufacturer of furniture solutions for fresh water boat manufacturers, primarily pontoon boats, with annual sales of approximately $16 million;

•
Spectal Industries -- A Quebec, Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs, with annual sales of $25 million; and

•
EA Technologies -- An Elkhart, Indiana-based manufacturer of custom steel and aluminum parts and provider of electro-deposition (‘e-coat’) and powder coating services for RV, bus, medium-duty truck, automotive, recreational marine, specialty and utility trailer, and military applications, with annual sales of $17 million.

•	For 2015, the Company achieved an 18.4 percent return on equity, an improvement from the 17.5 percent return on equity in 2014.

•	In April 2015, the Company paid a special dividend of $2.00 per share, aggregating $48.2 million.

OEM Segment

Net sales of the OEM Segment in 2015 increased 15 percent, or $173 million, compared to 2014. Net sales of components to OEMs were to the following markets for the years ending December 31:

(In thousands)	2015	2014	Change
RV OEMs:
Travel trailers and fifth-wheels	$938,787	$841,497	12%
Motorhomes	86,513	70,332	23%
Adjacent industries	274,760	215,197	28%
Total OEM Segment net sales	$1,300,060	$1,127,026	15%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2015	2014	Change
Travel trailer and fifth-wheel RVs	314,400	298,900	5%
Motorhomes	47,300	43,900	8%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2015 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due market shares gains and acquisitions completed in 2015.

The Company’s net sales growth in components for motorhomes during 2015 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to market share gains and an acquisition completed in 2014. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

The Company’s net OEM sales to Adjacent Industries increased during 2015 primarily due to market share gains and acquisitions completed in 2015.

Operating profit of the OEM Segment was $105.2 million in 2015, an improvement of $16.5 million compared to 2014. The operating profit margin of the OEM Segment in 2015 was impacted by:

•
Fixed costs which were approximately $15 to $20 million higher than in 2014. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2015 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses as well as related amortization of intangible assets. As industry-wide wholesale shipments growth slowed from multi-year double-digit rates to mid-single-digit rates, the Company evaluated its expenses and in the fourth quarter of 2015 initiated a focused program to reduce indirect labor costs to improve operating leverage. Annual cost savings of approximately $8 to $10 million were identified and implemented late in 2015 and came from aligning staff levels more closely to anticipated growth.

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

Partially offset by:

•
Investments over the past several years to increase capacity and improve operating efficiencies, which benefit operating results. The Company added capacity ahead of projected demand, which enabled it to efficiently fulfill customer orders as demand increased. Further, the Company implemented additional efficiency improvements, including lean, automation and employee retention initiatives to improve operating efficiencies going forward.

•	Lower material costs for certain raw material inputs. After increasing in the latter part of 2014, steel and aluminum costs declined over the course of 2015.

•	Better fixed costs absorption by spreading fixed costs over a $173 million larger sales base.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2015 increased 62 percent, or $39 million, compared to the same period of 2014. Net sales of components were as follows for the years ended December 31:

(In thousands)	2015	2014	Change
Total Aftermarket Segment net sales	$103,006	$63,756	62%

The Company’s net sales to the Aftermarket increased during 2015 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market.

Operating profit of the Aftermarket Segment was $15 million in 2015, an increase of $6 million compared to 2014, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company added staff to support anticipated growth.

Sale of Extrusion Assets

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. During

2016 - 2014, the Company received installments of $5.8 million under the note. At December 31, 2016, the present value of the remaining amount due under the note receivable was $1.4 million.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At December 31, 2016, the present value of the remaining amount due under the note receivable was $1.7 million.

Severance

In 2015, the Company initiated a focused program to reduce indirect labor costs. In connection with this cost reduction program and certain changes at the executive level, the Company incurred severance charges of $3.7 million.

Provision for Income Taxes

The effective income tax rate for 2016 was 34.9 percent compared to 35.0 percent in 2015. Both 2016 and 2015 benefited from federal and state tax credits, as well as the reversal of federal and state tax reserves, due to the closure of the statutes of limitation of federal and state tax years, with a larger benefit in 2016. The Company estimates the 2017 effective income tax rate to be approximately 34 percent to 36 percent.

The effective income tax rate for 2015 was 35.0 percent compared to 34.5 percent in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2016	2015	2014
Net cash flows provided by operating activities	$203,407	$95,018	$107,020
Net cash flows used for investing activities	(91,707)	(66,116)	(144,074)
Net cash flows used for financing activities	(37,835)	(16,601)	(29,222)
Net increase (decrease) in cash and cash equivalents	$73,865	$12,301	$(66,276)

Cash Flows from Operations

Net cash flows from operating activities in 2016 were $108.4 million higher than in 2015, primarily due to:

•
A $56.5 million increase in the change for accounts payable and accrued expenses and other liabilities in 2016 compared to a $37.1 million decrease in 2015, primarily due to the increases in sales, production and earnings, as well as the timing of these payments.

•	A $55.3 million increase in net income in 2016 compared to 2015.

•
A smaller increase in the change for inventories of $23.4 million in 2016 compared to 2015. The increase in inventories in 2016 was primarily due to increases in sourced products and acquisitions completed in 2016. Inventory turnover for 2016 increased to 7.5 turns compared to 6.9 turns for 2015. The Company is working to improve inventory turnover, however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

•	Increases in non-cash charges against net income in 2016 including:

•	A $4.5 million increase in depreciation and amortization primarily due to investments in acquisitions and capital expenditures.

•	A $1.4 million increase in stock-based compensation in 2016 compared to 2015.
Partially offset by:

•
A $13.9 million increase in accounts receivable in 2016 compared to a $2.1 million decrease in 2015, primarily due to an increase in days sales outstanding to 16 at December 31, 2016, compared to 14 at December 31, 2015.

•
A higher increase in the change for prepaid expense and other assets of $13.3 million in 2016 compared to 2015. The increase in 2016 was primarily due to a $4.5 million higher tax receivable at December 31, 2016, as well as an increase in short-term deposits related to 2017 capital expenditures and inventory.

Over the long term, based on the Company’s historical collection and payment patterns, as well as inventory turnover, and also giving consideration to emerging trends and changes to the sales mix, the Company expects working capital to increase or decrease equivalent to approximately 10 to 15 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $46.2 million in 2016, and is expected to be approximately $50 million to $55 million for fiscal year 2017. Non-cash stock-based compensation in 2016 was $15.7 million, including $0.3 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2015 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $17 million to $19 million in 2017.
Net cash flows from operating activities in 2015 were $12.0 million lower than in 2014, primarily due to:

•
A larger increase in the change for inventories of $9.3 million in 2015 compared to 2014. The increase in inventories in 2015 was primarily due to increases in sourced products, including inventory to support the Furrion Agreement (discussed immediately below) and acquisitions completed in 2015. A portion of the increase in inventory was also due to strategic positions to take advantage of favorable market conditions and included the strategic onboarding of a new supplier. Inventory turnover for 2015 decreased to 6.9 turns compared to 8.2 turns for 2014.

•
In July 2015, the Company entered into a 6-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”), a Hong Kong based firm that designs, engineers and manufactures premium electronics. In connection with this agreement, the Company acquired Furrion’s current inventory, as well as Furrion’s deposits on inventory scheduled for delivery, for approximately $11 million.

•
A $5.9 million decrease in accounts payable and accrued expenses and other liabilities in 2015 compared to a $31.2 million increase in 2014, primarily due to increased imports and other prepaid inventories, efforts to increase consignments, as well as the timing of purchases.

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

•
A $24.0 million larger increase in the change for accounts payable and accrued expenses and other liabilities in 2014 compared to 2013, primarily due to the increases in sales, production and earnings, as well as the timing of these payments.

•
An $8.5 million smaller increase in the change for accounts receivable in 2014 compared to 2013, primarily due to a decrease in days sales outstanding to 15 at December 31, 2014, compared to 17 at December 31, 2013.

•	A $5.1 million increase in depreciation and amortization primarily due to the acquisitions completed during 2014 and capital expenditures over the last couple years.
Partially offset by:

•
An $18.5 million larger increase in the change for inventories in 2014 as compared to 2013. The larger increase in inventories in 2014 was primarily to support the 41 percent increase in net sales in January 2015. Higher raw material costs and increased lead time on imports also contributed to the increase in inventory. Inventory turnover for 2014 improved to 8.2 turns compared to 7.9 turns for 2013.

•	An increase in deferred taxes of $5.5 million in 2014 compared to a $0.3 million decrease in 2013 due to an increase in certain expenses not currently deductible for tax purposes in 2014.
Cash Flows from Investing Activities
Cash flows used for investing activities of $91.7 million in 2016 were primarily comprised of $48.7 million for the acquisition of businesses and $44.7 million for capital expenditures.

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. The purchase price was $10.0 million paid at closing.
In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc. (“Flair”), a manufacturer of RV furniture located in Goshen, Indiana. The purchase price was $8.1 million paid at closing.
In May 2016, the Company acquired 100 percent of the equity interest of Project 2000 S.r.l. (“Project 2000”), a manufacturer of innovative, space-saving bed lifts and retractable steps, located near Florence, Italy. The purchase price was $18.8 million paid at closing, plus contingent consideration based on future sales by this operation.
In November 2016, the Company acquired the business, manufacturing facility and certain assets of the seating and chassis components business of Atwood Mobile Products, LLC (“Atwood”), a subsidiary of Dometic Group, located in Elkhart, Indiana. The purchase price was $12.5 million paid at closing.
In November 2016, the Company acquired the service centers and related business of Camping Connection, Inc., an RV repair and service provider located in Myrtle Beach, South Carolina and Kissimmee, Florida. The purchase price was $2.0 million paid at closing.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2 percent of net sales, while the growth portion has averaged approximately 8 to 11 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. In 2016 and 2015 capital expenditures of $44.7 million and $29.0 million, respectively, were in line with historical averages.
The 2016 capital expenditures and acquisitions were funded by cash from operations and periodic borrowings under the Company’s line of credit and $50 million of Senior Promissory Notes issued under the “shelf-loan” facility with Prudential. Capital expenditures in 2017 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.
Cash flows used for investing activities of $66.1 million in 2015 were primarily comprised of $29.0 million for capital expenditures and $41.1 million for the acquisition of businesses.

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

In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Quebec, Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation.
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
In March 2014, the Company acquired the business and certain assets of Star Design, LLC, which manufactures thermoformed sheet plastic products for the RV, bus and specialty vehicle industries. The purchase price was $12.2 million paid at closing.
In June 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slide-out mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. The purchase price was $35.5 million, paid at closing.

In August 2014, the Company acquired the business and certain assets of Duncan Systems, Inc., an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation.

Cash Flows from Financing Activities

Cash flows used for financing activities in 2016 primarily included the payment of dividends of $34.4 million paid to stockholders. The Company had no outstanding borrowings under the line of credit as of December 31, 2016, but borrowings reached a high of $33.0 million during 2016. In addition, the Company made $4.9 million in payments for contingent consideration related to acquisitions.
Cash flows used for financing activities in 2015 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, paid to stockholders of record as of March 27, 2015, partially offset by a net increase in indebtedness of $34.4 million. The increase in indebtedness included new debt comprised of $50.0 million of Senior Promissory Notes drawn in March 2015 under the Prudential Investment Management, Inc. “shelf-loan” facility, partially offset by a $15.7 million decrease in debt due to paying down the Company’s line of credit. The Company had no outstanding borrowings under the line of credit as of December 31, 2015, but borrowings reached a high of $71.6 million during 2015. In addition, in 2015, the Company made $4.0 million in payments for contingent consideration related to acquisitions.
Cash flows used for financing activities in 2014 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $46.7 million, paid to stockholders of record as of December 20, 2013, partially offset by a net increase in indebtedness of $15.7 million. The increase in indebtedness was due to borrowings under the Company’s line of credit. In addition, in 2014, the Company received $5.8 million in cash and the related tax benefits from the exercise of stock-based compensation, offset by $3.7 million in payments for contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company is contractually obligated to pay additional cash consideration. The Company has recorded a $9.2 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2016, including $5.8 million recorded as a current liability. For further information, see Note 11 of the Notes to the Consolidated Financial Statements.
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
On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. At December 31, 2016 and 2015, the Company had $2.5 million and $2.7 million, respectively, in outstanding, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at December 31, 2016.
On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million, to mature no more than 12 years after the date of original issue of each Senior Promissory Note. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2016. At December 31, 2016, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.
On April 27, 2016, the Company also amended and restated its “shelf-loan” facility with Prudential to conform certain covenants and other terms to the Amended Credit Agreement. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at December 31, 2016.
Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2016 and 2015, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2016. The remaining availability under these facilities was $297.5 million at December 31, 2016. The undrawn “shelf-loan” facility expired February 24, 2017, and the Company and Prudential are currently discussing renewal terms. The Company believes the availability under the Amended Credit Agreement is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
Additional information on the Company’s Credit Agreement and “shelf-loan” facility is included in Note 9 of the Notes to the Consolidated Financial Statements.
Future minimum commitments relating to the Company’s contractual obligations at December 31, 2016 were as follows:

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years	Other
Total indebtedness	$50,000	$—	$—	$50,000	$—	$—
Interest on fixed rate indebtedness (a)	5,388	1,675	3,350	363	—	—
Operating leases	40,503	9,388	14,046	9,052	8,017	—
Employment contracts (b)	7,441	7,070	221	150	—	—
Deferred compensation (c)	13,574	160	609	3,486	5,380	3,939
Royalty agreements and contingent consideration payments (d)	11,639	6,252	2,275	1,560	1,552	—
Purchase obligations (e)	539,891	300,741	238,280	870	—	—
Taxes (f)	3,100	3,100	—	—	—	—
Total	$671,536	$328,386	$258,781	$65,481	$14,949	$3,939

(a)	The Company has used the contractual payment dates and the fixed interest rates in effect as of December 31, 2016, to determine the estimated future interest payments for fixed rate indebtedness.

(b)	Includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.

(c)
Includes amounts payable under deferred compensation arrangements. The Other column represents the liability for deferred compensation for employees that have elected to receive payment upon separation from service from the Company.

(d)	Comprised of estimated future contingent consideration payments for which a liability has been recorded in connection with business acquisitions.

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

CORPORATE GOVERNANCE

The Company is in compliance with the corporate governance requirements of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on the Company’s website (www.lci1.com).

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

Fair Value of Net Assets of Acquired Businesses

The Company values the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company uses different valuation techniques in determining the fair value. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. By their nature, these assumptions require judgment, and if management had chosen different assumptions, the fair value of net assets of acquired businesses would have been different. For further information on acquired assets and liabilities, see Notes 2 and 13 of the Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

Information required by this item is included in Note 15 of the Notes to the Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in 2016 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2016, the Company had $49.9 million of fixed rate debt outstanding. Assuming there is an decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2016, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.3 million lower per annum than if the fixed rate financing could be obtained at current market rates.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 13 of the Notes to Consolidated Financial Statements for a more detailed discussion of derivative instruments.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LCI Industries:

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCI Industries and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 28, 2017

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2016	2015	2014
(In thousands, except per share amounts)

Net sales	$1,678,898	$1,403,066	$1,190,782
Cost of sales	1,249,995	1,097,064	935,859
Gross profit	428,903	306,002	254,923
Selling, general and administrative expenses	228,053	186,032	157,482
Severance	—	3,716	—
Sale of extrusion assets	—	—	1,954
Operating profit	200,850	116,254	95,487
Interest expense, net	1,678	1,885	430
Income before income taxes	199,172	114,369	95,057
Provision for income taxes	69,501	40,024	32,791
Net income	$129,671	$74,345	$62,266

Net income per common share:
Basic	$5.26	$3.06	$2.60
Diluted	$5.20	$3.02	$2.56

Weighted average common shares outstanding:
Basic	24,631	24,295	23,911
Diluted	24,933	24,650	24,334

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
(In thousands)

Consolidated net income	$129,671	$74,345	$62,266
Other comprehensive loss:
Net foreign currency translation adjustment	(1,798)	—	—
Total comprehensive income	$127,873	$74,345	$62,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$86,170	$12,305
Accounts receivable, net	57,374	41,509
Inventories, net	188,743	170,834
Prepaid expenses and other current assets	35,107	21,178
Total current assets	367,394	245,826
Fixed assets, net	172,748	150,600
Goodwill	89,198	83,619
Other intangible assets, net	112,943	100,935
Deferred taxes	31,989	29,391
Other assets	12,632	12,485
Total assets	$786,904	$622,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$50,616	$29,700
Accrued expenses and other current liabilities	98,735	69,162
Total current liabilities	149,351	98,862
Long-term indebtedness	49,949	49,910
Other long-term liabilities	37,335	35,509
Total liabilities	236,635	184,281

Stockholders’ equity
Common stock, par value $.01 per share: authorized
75,000 shares; issued 27,434 shares at December 31, 2016
and 27,039 shares at December 31, 2015	274	270
Paid-in capital	185,981	166,566
Retained earnings	395,279	301,206
Accumulated other comprehensive loss	(1,798)	—
Stockholders’ equity before treasury stock	579,736	468,042
Treasury stock, at cost, 2,684 shares at December 31, 2016
and December 31, 2015	(29,467)	(29,467)
Total stockholders’ equity	550,269	438,575
Total liabilities and stockholders’ equity	$786,904	$622,856

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
(In thousands)
Cash flows from operating activities:
Net income	$129,671	$74,345	$62,266
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	46,167	41,624	32,596
Stock-based compensation expense	15,420	14,043	10,817
Deferred taxes	(2,598)	1,062	(5,493)
Other non-cash items	1,540	1,335	2,796
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(13,899)	2,082	(606)
Inventories, net	(7,856)	(31,276)	(21,940)
Prepaid expenses and other assets	(15,553)	(2,249)	(4,610)
Accounts payable, trade	18,800	(21,783)	21,269
Accrued expenses and other liabilities	31,715	15,835	9,925
Net cash flows provided by operating activities	203,407	95,018	107,020
Cash flows from investing activities:
Capital expenditures	(44,671)	(28,989)	(42,458)
Acquisitions of businesses, net of cash acquired	(48,725)	(41,058)	(106,782)
Proceeds from note receivable	2,000	2,000	1,750
Proceeds from sales of fixed assets	698	2,337	3,587
Other investing activities	(1,009)	(406)	(171)
Net cash flows used for investing activities	(91,707)	(66,116)	(144,074)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	2,574	1,470	5,769
Proceeds from line of credit borrowings	81,458	614,629	425,330
Repayments under line of credit borrowings	(81,458)	(630,279)	(409,680)
Payment of dividends	(34,437)	(48,227)	(46,706)
Proceeds from shelf-loan borrowing	—	50,000	—
Payment of contingent consideration related to acquisitions	(4,944)	(3,974)	(3,739)
Other financing activities	(1,028)	(220)	(196)
Net cash flows used for financing activities	(37,835)	(16,601)	(29,222)

Net increase (decrease) in cash and cash equivalents	73,865	12,301	(66,276)

Cash and cash equivalents at beginning of year	12,305	4	66,280
Cash and cash equivalents at end of year	$86,170	$12,305	$4

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,992	$2,113	$641
Income taxes, net of refunds	$65,792	$33,782	$30,947

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2013	$261	$126,360	$216,459	$—	$(29,467)	$313,613
Net income	—	—	62,266	—	—	62,266
Issuance of 476,047 shares of common stock pursuant to stock-based awards	4	2,298	—	—	—	2,302
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	3,914	—	—	—	3,914
Stock-based compensation expense	—	10,817	—	—	—	10,817
Issuance of 43,188 deferred stock units relating to prior year compensation	—	1,986	—	—	—	1,986
Dividend equivalents on stock-based awards	—	1,811	(1,811)	—	—	—
Balance - December 31, 2014	265	147,186	276,914	—	(29,467)	394,898
Net income	—	—	74,345	—	—	74,345
Issuance of 505,312 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	5	(7,563)	—	—	—	(7,558)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	9,028	—	—	—	9,028
Stock-based compensation expense	—	14,043	—	—	—	14,043
Issuance of 36,578 deferred stock units relating to prior year compensation	—	2,046	—	—	—	2,046
Special cash dividend ($2.00 per share)	—	—	(48,227)	—	—	(48,227)
Dividend equivalents on stock-based awards	—	1,826	(1,826)	—	—	—
Balance - December 31, 2015	270	166,566	301,206	—	(29,467)	438,575
Net income	—	—	129,671	—	—	129,671
Issuance of 395,274 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	4	(5,413)	—	—	—	(5,409)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	7,983	—	—	—	7,983
Stock-based compensation expense	—	15,420	—	—	—	15,420
Issuance of 4,784 deferred stock units relating to prior year compensation	—	264	—	—	—	264
Other comprehensive loss	—	—	—	(1,798)	—	(1,798)
Cash dividends ($1.40 per share)	—	—	(34,437)	—	—	(34,437)
Dividend equivalents on stock-based awards	—	1,161	(1,161)	—	—	—
Balance - December 31, 2016	$274	$185,981	$395,279	$(1,798)	$(29,467)	$550,269

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At December 31, 2016, the Company operated 48 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

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

Fixed Assets

Fixed assets which are owned are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the properties and equipment. Leasehold improvements and leased equipment are amortized over the shorter of the lives of the leases or the underlying assets. Maintenance and repair costs that do not improve service potential or extend economic life are expensed as incurred.

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The accounting

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2016 and 2015, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs.

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

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Foreign Currency Translation

The “functional currency” of the Company’s subsidiaries in Italy is the respective local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss).

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these instruments.

Stock-Based Compensation

All stock-based compensation awards are expensed over their vesting period, based on fair value. For awards having a service-only vesting condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, which are subject to certain pre-established performance targets, the Company recognizes stock-based compensation expense on a graded-vesting basis to the extent it is probable the performance targets will be met. The fair value for stock options is determined using the Black-Scholes option-pricing model, while the fair values of deferred stock units, restricted stock units, restricted stock and stock awards are based on the market price of the Company’s Common Stock, all on the date the stock-based awards are granted.

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

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $51.8 million, $45.8 million and $40.9 million in the years ended December 31, 2016, 2015 and 2014, respectively.

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

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

2.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2017

SessaKlein S.p.A.

In February 2017, the Company acquired 100 percent of the outstanding shares of Sessa Klein S.p.A. (“SessaKlein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation. The Company is unable to make all the disclosures required by ASC 805-10-50-2 at this time as the initial accounting and pro forma analysis for this business combination is incomplete.

Acquisitions in 2016

Camping Connection

In November 2016, the Company acquired the service centers and related business of Camping Connection, Inc., an RV repair and service provider located in Myrtle Beach, South Carolina and Kissimmee, Florida. The purchase price was $2.0 million paid at closing.

Atwood Seating and Chassis Components

In November 2016, the Company acquired the business, manufacturing facility and certain assets of the seating and chassis components business of Atwood Mobile Products, LLC (“Atwood”), a subsidiary of Dometic Group, located in Elkhart, Indiana. The purchase price was $12.5 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$12,463

Customer relationships	$2,116
Net other assets	10,347
Total fair value of net assets acquired	$12,463

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 15 years.

Project 2000 S.r.l.

In May 2016, the Company acquired 100 percent of the equity interest of Project 2000 S.r.l. (“Project 2000”), a manufacturer of innovative, space-saving bed lifts and retractable steps, located near Florence, Italy. The purchase price was $18.8 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration net of cash acquired	$16,137
Contingent consideration	1,322
Total fair value of consideration given	$17,459

Customer relationships	$9,694
Other identifiable intangible assets	5,193
Net other assets	128
Total fair value of net assets acquired	$15,015

Goodwill (not tax deductible)	$2,444

The customer relationships intangible asset is being amortized over its preliminary estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Flair Interiors

In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc. (“Flair”), a manufacturer of RV furniture located in Goshen, Indiana. The purchase price was $8.1 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Highwater Marine Furniture

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. The purchase price was $10.0 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$10,000

Customer relationships	$8,100
Net tangible assets	1,307
Total fair value of net assets acquired	$9,407

Goodwill (tax deductible)	$593

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Spectal Industries

In April 2015, the Company acquired the business and certain assets of Industries Spectal, Inc. (“Spectal”), a Quebec, Canada-based manufacturer of windows and doors primarily for school buses, as well as commercial buses, emergency vehicles, trucks, agricultural equipment and RVs. The purchase price was $22.3 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

LCI INDUSTRIES
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

Cash consideration	$9,248

Identifiable intangible assets	$480
Net tangible assets	8,868
Total fair value of net assets acquired	$9,348

Gain on bargain purchase	$100

Acquisitions in 2014

Duncan Systems

In August 2014, the Company acquired the business and certain assets of Duncan Systems, Inc. (“Duncan Systems”), an aftermarket distributor of replacement motorhome windshields, awnings, and RV, heavy truck and specialty vehicle glass and windows, primarily to fulfill insurance claims. The purchase price was $18.0 million paid at closing, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included in the Company’s Aftermarket Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$18,000
Contingent consideration	1,914
Total fair value of consideration given	$19,914

Customer relationships	$10,500
Net other assets	5,000
Total fair value of net assets acquired	$15,500

Goodwill (tax deductible)	$4,414

The customer relationships intangible asset is being amortized over its estimated useful life of 14 years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in market share for the distributed products.

Power Gear and Kwikee Brands

In June 2014, the Company acquired the RV business of Actuant Corporation, which manufactures leveling systems, slide-out mechanisms and steps, primarily for motorhome RVs, under the Power Gear and Kwikee brands. The purchase price was $35.5 million, paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$35,500

Customer relationships	$12,300
Patents	5,300
Other identifiable intangible assets	2,130
Net tangible assets	2,227
Total fair value of net assets acquired	$21,957

Goodwill (tax deductible)	$13,543

The customer relationships intangible asset is being amortized over its estimated useful life of 14 years and the patents are being amortized over their estimated useful life of eight years. The consideration given was greater than the fair value of the assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Star Design

In March 2014, the Company acquired the business and certain assets of Star Design, LLC (“Star Design”).The purchase price was $12.2 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$12,232

Customer relationships	$4,400
Net other assets	2,718
Total fair value of net assets acquired	$7,118

Goodwill (tax deductible)	$5,114

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

Innovative Design Solutions

In February 2014, the Company acquired Innovative Design Solutions, Inc. (“IDS”), a designer, developer and manufacturer of electronic systems encompassing a wide variety of RV applications. IDS also manufactures electronic systems for automotive, medical and industrial applications. The purchase price was $35.9 million, of which $34.2 million was paid at closing, with the balance to be paid out annually over the subsequent three years, plus contingent consideration based on future sales of this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

LCI INDUSTRIES
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

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2014	$52,815	$13,706	$66,521
Acquisitions – 2015	17,007	91	17,098
Net balance – December 31, 2015	69,822	13,797	83,619
Acquisitions – 2016	5,059	738	5,797
Other	(218)	—	(218)
Net balance – December 31, 2016	$74,663	$14,535	$89,198

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2016, 2015 and 2014, and concluded no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2017, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. In conjunction with the Company’s change in reportable segments during the second quarter of 2016 (see Note 14), goodwill was reassigned to reporting units using a relative fair value allocation. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed. The goodwill balance includes $50.5 million of accumulated impairment, which occurred prior to December 31, 2014.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31:

(In thousands)	2016	2015
OEM Segment	$97,689	$84,752
Aftermarket Segment	15,254	16,183
Other intangible assets	$112,943	$100,935

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other intangible assets consisted of the following at December 31, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$110,784	$32,414	$78,370	6	to	16
Patents	56,468	34,066	22,402	3	to	19
Tradenames	10,041	5,667	4,374	3	to	15
Non-compete agreements	5,852	2,975	2,877	3	to	6
Other	309	76	233	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$188,141	$75,198	$112,943

Other intangible assets consisted of the following at December 31, 2015:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$94,560	$30,514	$64,046	6	to	16
Patents	54,293	28,255	26,038	3	to	19
Tradenames	8,935	4,751	4,184	3	to	15
Non-compete agreements	4,493	2,800	1,693	3	to	6
Other	594	307	287	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$167,562	$66,627	$100,935

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Cost of sales	$5,967	$6,017	$5,092
Selling, general and administrative	11,791	10,038	7,612
Amortization expense	$17,758	$16,055	$12,704

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2017	2018	2019	2020	2021
Cost of sales	$5,809	$4,973	$4,330	$3,283	$2,743
Selling, general and administrative	10,989	10,405	9,362	8,060	7,466
Amortization expense	$16,798	$15,378	$13,692	$11,343	$10,209

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.    RECEIVABLES

The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts receivable, for the years ended December 31:

(In thousands)	2016	2015	2014
Balance at beginning of period	$844	$917	$705
Provision for doubtful accounts	(83)	(5)	178
Additions related to acquired businesses	29	33	58
Recoveries	—	8	4
Accounts written off	(135)	(109)	(28)
Balance at end of period	$655	$844	$917

In addition to the allowance for doubtful accounts receivable, the Company had an allowance for prompt payment discounts in the amount of $0.5 million and $0.4 million at December 31, 2016 and 2015, respectively.

4.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2016	2015
Raw materials	$155,044	$144,397
Work in process	7,509	4,932
Finished goods	26,190	21,505
Inventories, net	$188,743	$170,834

5.    NOTES RECEIVABLE

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion assets. The Company recorded a pre-tax loss of $2.0 million in the second quarter of 2014 on the sale of the aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2016 - 2014, the Company received installments of $5.8 million under the note. At December 31, 2016, the present value of the remaining amount due under the note receivable was $1.4 million included in prepaid expenses and other current assets.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain of $1.6 million in the 2015 third quarter. At December 31, 2016, the present value of the remaining amount due under the note receivable was $1.7 million included in other assets.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated Useful
(In thousands)	2016	2015	Life in Years
Land	$13,802	$11,064
Buildings and improvements	106,831	89,616	10 to 40
Leasehold improvements	11,918	11,147	3 to 10
Machinery and equipment	167,691	153,784	3 to 15
Furniture and fixtures	27,053	20,653	3 to 8
Construction in progress	10,067	5,512
Fixed assets, at cost	337,362	291,776
Less accumulated depreciation and amortization	164,614	141,176
Fixed assets, net	$172,748	$150,600

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Cost of sales	$22,993	$21,289	$16,364
Selling, general and administrative expenses	5,140	4,137	3,440
Total	$28,133	$25,426	$19,804

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2016	2015
Employee compensation and benefits	$47,459	$25,147
Current portion of accrued warranty	20,393	17,020
Customer rebates	9,329	7,993
Other	21,554	19,002
Accrued expenses and other current liabilities	$98,735	$69,162

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

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2016	2015	2014
Balance at beginning of period	$26,204	$21,641	$17,325
Provision for warranty expense	20,985	17,267	12,860
Warranty liability from acquired businesses	125	240	688
Warranty costs paid	(14,921)	(12,944)	(9,232)
Balance at end of period	32,393	26,204	21,641
Less long-term portion	12,000	9,184	7,125
Current portion of accrued warranty	$20,393	$17,020	$14,516

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $3.1 million, $2.5 million and $1.8 million to this plan during the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $2.3 million, $1.2 million and $1.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $1.5 million, $0.8 million and $0.4 million from the Plan during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, deferred compensation of $13.4 million and $11.7 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $0.2 million and $0.2 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests approximately 60 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2016 and 2015, life insurance contract assets of $8.2 million and $7.8 million, respectively, were recorded in other assets.

9.    LONG-TERM INDEBTEDNESS

At December 31, 2016 and 2015, the Company had no outstanding borrowings on its line of credit.

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

On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amends and restates the existing line of credit, which was scheduled to expire on January 1, 2019, and now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the new line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase, (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at December 31, 2016) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at December 31, 2016) depending on the Company’s performance and financial condition. At December 31, 2016 and 2015, the Company had $2.5 million and $2.7 million, respectively, in outstanding, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at December 31, 2016.

On February 24, 2014, the Company also entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). The facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$150.0 million, to mature no more than 12 years after the date of original issue of each Senior Promissory Note. On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2016. At December 31, 2016, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

On April 27, 2016, the Company also amended and restated its “shelf-loan” facility with Prudential to conform certain covenants and other terms to the Amended Credit Agreement. Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility, subject to the approval of Prudential, was $100.0 million at December 31, 2016.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2016 and 2015, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2016. The remaining availability under these facilities was $297.5 million at December 31, 2016. The undrawn “shelf-loan” facility expired February 24, 2017, and the Company and Prudential are currently discussing renewal terms. The Company believes the availability under the Amended Credit Agreement is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

10.    INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2016	2015	2014
United States	$196,827	$113,280	$95,057
Foreign	2,345	1,089	—
Total earnings before income taxes	$199,172	$114,369	$95,057

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Current:
Federal	$61,073	$31,132	$32,142
State and local	10,560	7,670	6,142
Foreign	466	160	—
Total current provision	72,099	38,962	38,284
Deferred:
Federal	(2,506)	466	(4,545)
State and local	(110)	596	(948)
Foreign	18	—	—
Total deferred provision	(2,598)	1,062	(5,493)
Provision for income taxes	$69,501	$40,024	$32,791

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2016	2015	2014
Income tax at federal statutory rate	$69,710	$40,029	$33,270
State income tax, net of federal income tax impact	6,480	4,386	3,376
Foreign tax rate differential	(614)	(82)	—
Manufacturing credit pursuant to Jobs Creation Act	(5,067)	(2,336)	(2,258)
Federal tax credits	(1,736)	(919)	(681)
Other	728	(1,054)	(916)
Provision for income taxes	$69,501	$40,024	$32,791

At December 31, 2016, federal income taxes receivable of $12.7 million and state income taxes receivable of $0.4 million were included in prepaid expenses and other current assets. At December 31, 2015, federal and state income taxes receivable of $8.1 million were included in prepaid expenses and other current assets, and state income taxes payable of $0.4 million were included in accrued expenses and other current liabilities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2016	2015
Deferred tax assets:
Goodwill and other intangible assets	$10,952	$11,879
Stock-based compensation	7,550	7,428
Deferred compensation	5,184	5,310
Warranty	11,679	8,809
Inventory	6,572	5,974
Other	5,000	4,922
Total deferred tax assets	46,937	44,322
Deferred tax liabilities:
Fixed assets	(14,948)	(14,931)
Net deferred tax assets	$31,989	$29,391

The Company concluded it is more likely than not the deferred tax assets at December 31, 2016 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

Excess tax benefits on stock-based compensation of $8.0 million, $9.0 million and $3.9 million were credited directly to stockholders’ equity during the years ended December 31, 2016, 2015 and 2014, respectively, relating to tax benefits which exceeded the compensation cost for stock-based compensation recognized in the Consolidated Financial Statements.

At December 31, 2016, the remaining pool of excess tax benefits from prior exercises of stock-based compensation in stockholders’ equity was $31.5 million.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2016	2015	2014
Balance at beginning of period	$2,854	$1,526	$1,369
Changes in tax positions of prior years	214	912	84
Additions based on tax positions related to the current year	1,252	866	603
Payments	—	(85)	—
Closure of tax years	(573)	(365)	(530)
Balance at end of period	$3,747	$2,854	$1,526

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $0.2 million, $0.2 million and $0.2 million at December 31, 2016, 2015 and 2014, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $2.9 million, $2.7 million and $1.2 million at December 31, 2016, 2015 and 2014, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company periodically undergoes examinations by the Internal Revenue Service (“IRS”), as well as various state and foreign taxing authorities. The IRS and other taxing authorities may challenge certain deductions and positions reported by the Company on its income tax returns. For U.S. federal income tax purposes, the tax year 2014 is currently under audit, while tax years 2013 and 2015 remain subject to examination. For Indiana state income tax purposes, the tax years 2013 through 2015 remain subject to examination. Approximately 80 percent of the Company’s operations are located in Indiana. In other major jurisdictions, open years are generally 2013 or later.

The Company has assessed its risks associated with all tax return positions, and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2017. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2016, would not be material to the Company’s financial position or annual results of operations.

11.    COMMITMENTS AND CONTINGENCIES

Leases

The Company’s lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2016 are as follows (in thousands):

2017	$9,388
2018	7,978
2019	6,068
2020	4,936
2021	4,116
Thereafter	8,017
Total minimum lease payments	$40,503

Rent expense for operating leases was $11.5 million, $9.8 million and $8.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2016 and 2015, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.7 percent and 13.9 percent, respectively.

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

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2016	2015	2014
Balance at beginning of period	$10,840	$8,129	$7,414
Acquisitions	1,322	4,766	3,370
Payments	(4,944)	(3,974)	(3,739)
Accretion (a)	1,274	1,196	1,075
Fair value adjustments (a)	749	723	9
Balance at end of the period (b)	9,241	10,840	8,129
Less current portion in accrued expenses and other current liabilities	(5,829)	(3,877)	(3,622)
Total long-term portion in other long-term liabilities	$3,412	$6,963	$4,507

(a)	Recorded in selling, general and administrative expense in the Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of December 31, 2016 are $11.6 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Distribution and Supply Agreement

In July 2015, the Company entered into a six-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”), a Hong Kong based firm that designs, engineers and supplies premium electronics. This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of televisions, sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions and kitchen appliances, primarily to the RV industry.

In connection with this agreement, the Company entered into the following minimum purchase obligations (“MPOs”), which the Company anticipates will be revised from time to time:

July 2016 - June 2017	$ 90 million
July 2017 - June 2018	$127 million
July 2018 - June 2019	$172 million

Furrion and the Company agreed to review these MPOs after the first year on an annual basis and adjust the MPOs as necessary based upon current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products. Despite good market acceptance of Furrion products during the first year of the distribution agreement, the MPO was not achieved for the year ended June 30, 2016, primarily due to the timing of development and availability of anticipated new products from Furrion. As a result, the parties are currently in discussions to revise the MPOs, and the Company and Furrion are working together to increase product availability and new product introductions.

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

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration (“NHTSA”) regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time, and may incur expenditures for future investigations or product recalls.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third party claims.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2016, would not be material to the Company’s financial position or annual results of operations.

Severance

In 2015, the Company initiated a focused program to reduce indirect labor costs. In connection with this cost reduction program and certain changes at the executive level, the Company incurred severance charges of $3.7 million.

12.    STOCKHOLDERS’ EQUITY

Dividends

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

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the year ended December 31, 2016:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2016	$0.30	04/01/16	04/15/16	$7,344
Second Quarter 2016	0.30	06/06/16	06/17/16	7,363
Third Quarter 2016	0.30	08/19/16	09/02/16	7,371
Fourth Quarter 2016	0.50	11/28/16	12/09/16	12,359
Total 2016	$1.40			$34,437

Stock-Based Awards

Pursuant to the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (the “Equity Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and other eligible persons Common Stock-based awards, such as stock options, restricted stock and deferred stock units. All such awards granted under the Equity Plan must be approved by the Compensation Committee of LCII’s Board of Directors (the “Committee”). The Committee determines the period for which all such awards may be exercisable, but in no event may such an award be exercisable more than 10 years from the date of grant. The number of shares available under the Equity Plan, and the exercise price of all such awards granted

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

under the Equity Plan, are subject to adjustments by the Committee to reflect stock splits, dividends, recapitalization, mergers, or other major corporate actions.

At the Annual Meeting of Stockholders held on May 22, 2014, stockholders approved an amendment to the Equity Plan to increase the number of shares of common stock available for issuance pursuant to awards by 1,678,632 shares.

The number of shares available for granting awards was 1,049,752, 1,305,440 and 1,389,506 at December 31, 2016, 2015 and 2014, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Stock options	$444	$974	$1,412
Deferred stock units	7,830	7,023	4,343
Restricted stock	1,770	1,031	910
Stock awards	5,376	5,015	4,152
Stock-based compensation expense	$15,420	$14,043	$10,817

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, for the years ended December 31, 2016, 2015 and 2014, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $0.3 million, $2.0 million and $2.0 million, respectively. In February 2017, the Company issued deferred stock units valued at $6.9 million, to certain officers in lieu of cash for a portion of their 2016 incentive compensation in accordance with their compensation arrangements.

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

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	723,661	$15.46
Exercised	(258,530)	$12.89
Forfeited	(11,800)	$16.93
Reduction for special cash dividend	—	$(2.00)
Outstanding at December 31, 2014	453,331	$16.89
Exercised	(214,601)	$14.48
Forfeited	(26,700)	$14.30
Reduction for special cash dividend	—	$(2.00)
Outstanding at December 31, 2015	212,030	$15.38
Exercised	(183,600)	$15.10
Forfeited	(1,550)	$17.17
Outstanding at December 31, 2016 (a)	26,880	$17.17
Exercisable at December 31, 2016 (a)	26,880	$17.17

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(a)
The aggregate intrinsic value for option shares outstanding and option shares exercisable is $2.4 million. The weighted average remaining term for option shares outstanding and option shares exercisable is 0.9 years.

Additional information for the exercise of stock options is as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Intrinsic value of stock options exercised	$13,204	$9,424	$7,860
Cash receipts from stock options exercised	$2,772	$3,280	$3,333
Income tax benefits from stock option exercises	$4,435	$2,885	$3,660
Grant date fair value of stock options vested	$506	$1,055	$1,561

Deferred and Restricted Stock Units

The Equity Plan provides for the grant or issuance of deferred stock units (“DSUs”) and restricted stock units (“RSUs”) to directors, employees and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividends granted to holders of the Common Stock, payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. As a result of the Company’s executive succession and corporate relocation, the vesting of certain deferred stock units was accelerated pursuant to contractual obligations with certain employees whose employment terminated. In addition, DSUs are issued in lieu of cash compensation. Transactions in DSUs and RSUs under the Equity Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2013	692,961	$30.26
Issued	56,212	$46.08
Granted	187,490	$46.94
Dividend equivalents	27,532	$50.45
Forfeited	(38,855)	$29.83
Exercised	(187,052)	$29.90
Outstanding at December 31, 2014	738,288	$36.96
Issued	54,982	$47.51
Granted	90,184	$60.22
Dividend equivalents	20,922	$59.94
Forfeited	(23,604)	$44.78
Exercised	(353,259)	$32.62
Outstanding at December 31, 2015	527,513	$44.94
Issued	10,742	$72.01
Granted	173,097	$54.67
Dividend equivalents	9,075	$87.01
Forfeited	(10,893)	$48.98
Exercised	(203,087)	$43.55
Outstanding at December 31, 2016	506,447	$50.00

As of December 31, 2016, there was $14.4 million of total unrecognized compensation costs related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.5 years.

Restricted Stock

The Equity Plan provides for the grant of restricted stock to directors, employees and other eligible persons. The restriction period is established by the Committee, but may not be less than one year. Holders of restricted stock have all the rights of a

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	2016	2015	2014
Granted	17,439	20,558	19,439
Weighted average stock price	$74.55	$59.60	$46.82
Fair value of stock granted	$1,300	$1,220	$910

As of December 31, 2016, there was $0.5 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average remaining period of 0.4 years.
Stock Awards

In accordance with the employment agreements for various officers of the Company, such officers are entitled to receive an annual long-term award consisting of the right to earn shares of common stock. These shares are earned during the subsequent three year period based on growth in the Company’s earnings per diluted share. Transactions in stock awards under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2013	193,602	$30.84
Granted	103,500	$51.20
Dividend equivalents	7,675	$50.45
Exercised	(31,959)	$26.88
Outstanding at December 31, 2014	272,818	$39.03
Granted	96,010	$60.29
Dividend equivalents	8,992	$59.94
Forfeited	(16,534)	$60.29
Exercised	(98,830)	$29.70
Outstanding at December 31, 2015	262,456	$49.36
Granted	86,918	$54.47
Dividend equivalents	3,811	$88.04
Forfeited	(10,832)	$53.95
Exercised	(109,731)	$39.94
Outstanding at December 31, 2016	232,622	$55.60

As of December 31, 2016, there was $7.6 million of total unrecognized compensation costs related to outstanding stock awards, which is expected to be recognized over a weighted average remaining period of 1.4 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2016	2015	2014
Weighted average shares outstanding for basic earnings per share	24,631	24,295	23,911
Common stock equivalents pertaining to stock-based awards	302	355	423
Weighted average shares outstanding for diluted earnings per share	24,933	24,650	24,334

The weighted average diluted shares outstanding for the years ended December 31, 2016, 2015 and 2014, exclude the effect of 184,277, 255,547 and 293,860 shares of common stock, respectively, subject to stock-based awards. Such shares were

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at
December 31:

	2016				2015
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Unrealized gain on derivative instruments	$2,296	$—	$2,296	$—	$—	$—	$—	$—
Liabilities
Contingent consideration	$9,241	$—	$—	$9,241	$10,836	$—	$—	$10,836

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

Derivative Instruments

At December 31, 2016, the Company had derivative instruments for 40.8 million pounds of steel, in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire through December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain was recorded in cost of sales in the Consolidated Statements of Income. At December 31, 2016 the $2.3 million corresponding asset was recorded in other current assets as reflected in the Consolidated Balance Sheets.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses recognized during the years ended December 31:

	2016		2015		2014
(In thousands)	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses	Carrying Value	Non-Recurring Losses
Assets
Vacant owned facilities	$2,496	$—	$2,537	$—	$3,863	$—
Net assets of acquired businesses	44,250	—	28,727	—	66,169	—
Total assets	$46,746	$—	$31,264	$—	$70,032	$—

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Vacant Owned Facilities

During 2016, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At December 31, 2016, the Company had one vacant owned facility, with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Consolidated Balance Sheets.

During 2015, the Company reviewed the recoverability of the carrying value of three vacant owned facilities, of which one of these facilities was sold and one was reopened. At December 31, 2015, the Company had one vacant owned facility with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Consolidated Balance Sheets.

During 2014, the Company reviewed the recoverability of the carrying value of four vacant owned facilities. At December 31, 2014, the Company had three vacant owned facilities, with an combined estimated fair value of $4.2 million and a combined carrying value of $3.9 million, classified in fixed assets in the Consolidated Balance Sheets.

The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

Net Assets of Acquired Businesses

The Company valued the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company used different valuation techniques in determining the fair value. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and liabilities, see Note 2 of the Notes to Consolidated Financial Statements.

14.    SEGMENT REPORTING

The Company previously had two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company has recently increased its focus on the significant opportunities in the aftermarket for its products, primarily sales to retail dealers, wholesale distributors and service centers. Additionally, over the past several years, sales of components for manufactured homes have become a smaller part of the Company’s business, largely due to the growth the Company has experienced with respect to its components sold to customers for traditional recreational vehicles as well as the expanded use of its components in other non-RV applications, which we refer to as adjacent industries. Unit growth for MH Segment products has also been lower over the last decade, primarily due to the real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In response to these changes in the Company’s business, subsequent to March 31, 2016, the Company modified its internal reporting structure, reflecting a change in how its chief operating decision maker (“CODM”) assesses the performance of the Company’s operating results and makes decisions about resource allocations. The Company’s new reportable segments are the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 92 percent, 93 percent and 95 percent of consolidated net sales for each of the years ended December 31, 2016, 2015 and 2014, respectively, manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 71 percent of the Company’s OEM Segment net sales in 2016 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 8 percent, 7 percent and 5 percent of consolidated net sales for each of the years ended December 31, 2016, 2015 and 2014, respectively, supplies components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s CODM, with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss,

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Total	and Other	Total
2016
Net sales to external customers (a)	$1,548,091	$130,807	$1,678,898	$—	$1,678,898
Operating profit (b)	180,850	20,000	200,850	—	200,850
Total assets (c)	569,385	65,211	634,596	152,308	786,904
Expenditures for long - lived assets (d)	80,588	6,014	86,602	—	86,602
Depreciation and amortization	$42,593	$3,298	$45,891	$276	$46,167

2015
Net sales to external customers (a)	$1,300,060	$103,006	$1,403,066	$—	$1,403,066
Operating profit (loss) (b)	105,224	14,746	119,970	(3,716)	116,254
Total assets (c)	500,734	56,683	557,417	65,439	622,856
Expenditures for long - lived assets (d)	65,492	2,095	67,587	—	67,587
Depreciation and amortization	$38,583	$2,898	$41,481	$143	$41,624

2014
Net sales to external customers (a)	$1,127,026	$63,756	$1,190,782	$—	$1,190,782
Operating profit (loss) (b)	88,744	8,697	97,441	(1,954)	95,487
Total assets (c)	441,127	54,489	495,616	48,225	543,841
Expenditures for long - lived assets (d)	119,715	27,655	147,370	—	147,370
Depreciation and amortization	$30,954	$1,554	$32,508	$88	$32,596

(a)
Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 37 percent, 28 percent and 33 percent of the Company’s consolidated net sales for the years ended December 31, 2016, 2015 and 2014, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 26 percent, 26 percent and 28 percent of the Company’s consolidated net sales for the years ended December 31, 2016, 2015 and 2014, respectively. Jayco, Inc., a customer of both segments, accounted for 10 percent of the Company’s consolidated net sales for the year ended December 31, 2015, this customer was subsequently acquired by Thor and is included in the Thor’s 2016 percentage above. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2016, 2015 and 2014. International sales, primarily in Europe and Australia, and export sales represented approximately 2 percent, 1 percent and 1 percent of consolidated net sales in 2016, 2015 and 2014, respectively.

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

(d)
Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $42.0 million, $38.6 million and $105.0 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2016, 2015 and 2014, respectively.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net sales by product were as follows for the years ended December 31:

(In thousands)	2016	2015	2014
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$743,160	$664,542	$593,756
Windows and doors	335,717	301,171	258,915
Furniture and mattresses	245,596	161,840	132,356
Axles and suspension solutions	115,538	108,464	88,909
Other	108,080	64,043	53,090
Total OEM Segment net sales	1,548,091	1,300,060	1,127,026
Total Aftermarket Segment net sales	130,807	103,006	63,756
Total net sales	$1,678,898	$1,403,066	$1,190,782

The composition of net sales was as follows for the years ended December 31:

(In thousands)	2016	2015	2014
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,099,882	$938,787	$841,497
Motorhomes	116,191	86,513	70,332
Adjacent industries OEMs	332,018	274,760	215,197
Total OEM Segment net sales	1,548,091	1,300,060	1,127,026
Aftermarket Segment:
Total Aftermarket Segment net sales	130,807	103,006	63,756
Total net sales	$1,678,898	$1,403,066	$1,190,782

15.    NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statement of income, instead of additional paid-in capital in the consolidated balance sheet. For the years ended December 31, 2016, 2015 and 2014, $8.0 million, $9.0 million and $3.9 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. Additionally, excess tax benefits will be classified as operating activities in the consolidated statement of cash flow instead of in financing activities as required under the current guidance. The Company has not selected a transition method, and except as described above, does not expect the provisions of ASU 2016-09 to have an impact on the Company’s consolidated financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. During the first quarter of 2016, the Company elected to retrospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to non-current on the accompanying Consolidated Balance Sheet. As a result, the Company reclassified $22,616 from current assets to long-term assets as of December 31, 2015. The adoption of this guidance has no impact on the Company’s results of operations and cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an ASU that allows the presentation of debt issuance costs related to line-of-credit arrangements to continue to be an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The amendments in these ASUs are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted these ASUs retrospectively effective January 1, 2016, and has reclassified all debt issuance costs, with the exception of those related to the revolving credit facility, as a reduction from the carrying amount of the related debt liability for both current and prior periods. The adoption of this guidance had no impact on the Company’s results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as property and equipment, including real estate. ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company does not anticipate the adoption of this standard will have a material impact on its reported current net sales; however, given its acquisition strategy, there may be additional revenue streams acquired prior to the adoption date. The Company’s technical analysis is on-going with respect to variable consideration, whether certain contracts’ revenues will be recognized over time or at a point in time, and whether costs to obtain a contract will be capitalized. Further, the Company is continuing to assess what incremental disaggregated revenue disclosures will be required in its consolidated financial statements. The Company continues to evaluate transition methods, and expect to finalize its determination once all other significant matters are concluded.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2016
Net sales	$422,798	$440,831	$412,370	$402,899	$1,678,898
Gross profit	$108,441	$116,904	$105,550	$98,008	$428,903
Income before income taxes	$55,252	$58,975	$44,742	$40,203	$199,172
Net income	$35,959	$37,569	$29,844	$26,299	$129,671

Net income per common share:
Basic	$1.46	$1.52	$1.21	$1.06	$5.26
Diluted	$1.45	$1.51	$1.19	$1.05	$5.20

Stock market price:
High	$64.46	$85.09	$102.46	$112.95	$112.95
Low	$52.85	$60.75	$84.61	$84.20	$52.85
Close (at end of quarter)	$64.46	$84.84	$98.02	$107.75	$107.75

Year ended December 31, 2015
Net sales	$361,457	$362,085	$345,296	$334,228	$1,403,066
Gross profit	$76,403	$82,060	$74,125	$73,414	$306,002
Income before income taxes	$31,649	$33,019	$26,576	$23,125	$114,369
Net income	$20,073	$20,869	$17,263	$16,140	$74,345

Net income per common share:
Basic	$0.83	$0.86	$0.71	$0.66	$3.06
Diluted	$0.82	$0.85	$0.70	$0.65	$3.02

Stock market price:
High	$64.61	$62.60	$59.42	$61.90	$64.61
Low	$47.63	$55.26	$52.42	$53.55	$47.63
Close (at end of quarter)	$61.54	$58.02	$54.61	$60.89	$60.89

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued their attestation report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

/s/ Jason D. Lippert	/s/ Brian M. Hall
Chief Executive Officer	Chief Financial Officer

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. “Financial Statements and Supplementary Data.”

(c)    Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the proposal entitled “Election of Directors” and under the caption “Corporate Governance and Related Matters – Board Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017 (the “2017 Proxy Statement”) and from the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2017 Proxy Statement.

The Company has adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charter and Key Practices of the Company’s Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee, are available on the Company’s website at www.lci1.com/investors. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, LCI Industries, 3501 County Road 6 East, Elkhart, Indiana 46514.

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

Item 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” and “Director Compensation” in the Company’s 2017 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2017 Proxy Statement and the Equity Compensation Plan Information contained in Part I, Item 5 in this Report.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters – Board of Directors and Director Independence” in the Company’s 2017 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the proposal entitled “Appointment of Auditors – Fees for Independent Auditors” in the Company’s 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - “List of Exhibits” incorporated herein by reference.
(b)    Exhibits - List of Exhibits.

Exhibit Number	Description
3.1*	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016.
3.2	Amended and Restated By-laws of LCI Industries (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on December 19, 2016).
10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.231†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.259†
LCI Industries Equity Award and Incentive Plan, As Amended and Restated (incorporated by reference to Appendix A included in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014).

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

10.278†
Change in Control Agreement between Registrant and Robert A. Kuhns, dated April 4, 2013, as amended May 20, 2013 (incorporated by reference to Exhibit 10.278 included in the Registrant’s Form 10-K for the year ended December 31, 2013).

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
10.303
Third Amended and Restated Credit Agreement dated as of April 27, 2016 among Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Canada, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank N.A., individually and as Documentation Agent, Bank of America, N.A., and 1st Source Bank (together with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A., the “Lenders”) (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed May 3, 2016).

10.304
Form of Revolving Credit Note dated as of April 27, 2016 by Lippert Components, Inc., and Lippert Components Canada, Inc., payable to the order of the Lenders pursuant to that certain Third Amended and Restated Credit Agreement (incorporated by reference to 10.2 included in the Registrant's Form 8-K filed May 3, 2016).

10.305
Fourth Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc. and certain subsidiaries thereof, in favor of JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed May 3, 2016).

10.306
Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).

10.307
Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).

10.308
Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).

10.309
Fourth Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 27, 2016, by and among PGIM, Inc. and Affiliates, and Lippert Components, Inc., guaranteed by Drew Industries Incorporated (incorporated by reference to Exhibit 10.7 included in the Registrant's Form 8-K filed May 3, 2016).

10.310
Form of Shelf Note of Lippert Components, Inc. pursuant to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.8 included in the Registrant's Form 8-K filed May 3, 2016).

10.311
Second Amended and Restated Parent Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.9 included in the Registrant's Form 8-K filed May 3, 2016).

10.312
Second Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries (other than Lippert Components, Inc.) of Drew Industries Incorporated, in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.10 included in the Registrant's Form 8-K filed May 3, 2016).

10.313
Second Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Manufacturing, Inc. and the other Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the benefit of the Noteholders (incorporated by reference to Exhibit 10.11 included in the Registrant's Form 8-K filed May 3, 2016).

10.314
Second Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Lippert Components, Inc., Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.12 included in the Registrant's Form 8-K filed May 3, 2016).

10.315
Second Amended and Restated Collateral Agency Agreement dated as of April 27, 2016, by and among Lippert Components, Inc. and PGIM, Inc. and the Noteholders thereto from time to time, and JPMorgan Chase Bank, N.A. as collateral agent for the Noteholders (incorporated by reference to Exhibit 10.13 included in the Registrant's Form 8-K filed May 3, 2016).

10.316
Third Amended and Restated Intercreditor Agreement dated as of April 27, 2016 by and among PGIM, Inc. and Affiliates, JPMorgan Chase Bank, N.A. (as Administrative Agent, as Credit Agreement Collateral Agent and Notes Collateral Agent) (incorporated by reference to Exhibit 10.14 included in the Registrant's Form 8-K filed May 3, 2016).

10.317†
Description of the transition, separation and severance compensation arrangement between Registrant and David M. Smith (incorporated by reference to Item 5.02 included in the Registrant's Form 8-K filed September 26, 2016).

10.318†*	Grantor Trust Agreement, effective January 15, 2017, between Registrant and Wells Fargo Bank, National Association.
14.1*	Code of Ethics for Senior Financial Officers.
14.2*	Guidelines for Business Conduct.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Interactive Data Files.

*Filed herewith
†Denotes a compensation plan or arrangement

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2017	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
Jason D. Lippert
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Each person whose signature appears below hereby authorizes Jason D. Lippert and Brian M. Hall, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints Jason D. Lippert and Brian M. Hall, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.

Date	Signature	Title

February 28, 2017	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 28, 2017	By: /s/ Brian M. Hall (Brian M. Hall)	Chief Financial Officer (principal financial and accounting officer)

February 28, 2017	By: /s/ James F. Gero (James F. Gero)	Chairman of the Board of Directors

February 28, 2017	By: /s/ Leigh J. Abrams (Leigh J. Abrams)	Director

February 28, 2017	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 28, 2017	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 28, 2017	By: /s/ Tracy D. Graham (Tracy D. Graham)	Director

February 28, 2017	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

February 28, 2017	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director

February 28, 2017	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 28, 2017	By: /s/ David A. Reed (David A. Reed)	Director