Form 10-Q
period 2017-03-31
LCI INDUSTRIES
filed 2017-05-09
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 28, 2017) was 24,905,261 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
(In thousands, except per share amounts)

Net sales	$498,336	$422,798
Cost of sales	374,322	314,357
Gross profit	124,014	108,441
Selling, general and administrative expenses	64,885	52,713
Operating profit	59,129	55,728
Interest expense, net	437	476
Income before income taxes	58,692	55,252
Provision for income taxes	15,547	19,293
Net income	$43,145	$35,959

Net income per common share:
Basic	$1.73	$1.46
Diluted	$1.71	$1.45

Weighted average common shares outstanding:
Basic	24,906	24,567
Diluted	25,255	24,794

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
(In thousands)

Consolidated net income	$43,145	$35,959
Other comprehensive income:
Net foreign currency translation adjustment	349	—
Total comprehensive income	$43,494	$35,959

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2017	2016	2016
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$64,381	$27,917	$86,170
Accounts receivable, net	131,108	104,695	57,374
Inventories, net	189,020	165,184	188,743
Prepaid expenses and other current assets	37,456	23,408	35,107
Total current assets	421,965	321,204	367,394
Fixed assets, net	178,922	150,378	172,748
Goodwill	98,105	86,112	89,198
Other intangible assets, net	114,311	109,347	112,943
Deferred taxes	26,882	29,391	31,989
Other assets	12,616	12,610	12,632
Total assets	$852,801	$709,042	$786,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$70,225	$48,392	$50,616
Dividend payable	—	7,344	—
Accrued expenses and other current liabilities	101,020	99,654	98,735
Total current liabilities	171,245	155,390	149,351
Long-term indebtedness	49,905	49,920	49,949
Other long-term liabilities	47,171	36,334	37,335
Total liabilities	268,321	241,644	236,635

Stockholders’ equity
Common stock, par value $.01 per share	276	272	274
Paid-in capital	189,536	166,772	185,981
Retained earnings	425,584	329,821	395,279
Accumulated other comprehensive loss	(1,449)	—	(1,798)
Stockholders’ equity before treasury stock	613,947	496,865	579,736
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	584,480	467,398	550,269
Total liabilities and stockholders’ equity	$852,801	$709,042	$786,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
(In thousands)
Cash flows from operating activities:
Net income	$43,145	$35,959
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,241	10,943
Stock-based compensation expense	3,902	3,140
Excess tax benefits from stock-based compensation	5,239	—
Other non-cash items	1,139	(166)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(71,155)	(63,286)
Inventories, net	1,847	8,497
Prepaid expenses and other assets	(2,181)	(2,197)
Accounts payable, trade	18,146	18,692
Accrued expenses and other liabilities	10,433	32,116
Net cash flows provided by operating activities	22,756	43,698
Cash flows from investing activities:
Capital expenditures	(12,020)	(6,458)
Acquisitions of businesses, net of cash acquired	(10,689)	(18,100)
Proceeds from sales of fixed assets	119	234
Other investing activities	80	(151)
Net cash flows used for investing activities	(22,510)	(24,475)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(7,650)	(3,196)
Proceeds from line of credit borrowings	—	81,458
Repayments under line of credit borrowings	—	(81,458)
Payment of dividends	(12,442)	—
Payment of contingent consideration related to acquisitions	(1,884)	(415)
Other financing activities	(59)	—
Net cash flows used for financing activities	(22,035)	(3,611)

Net (decrease) increase in cash and cash equivalents	(21,789)	15,612

Cash and cash equivalents at beginning of period	86,170	12,305
Cash and cash equivalents at end of period	$64,381	$27,917

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$483	$521
Cash paid during the period for income taxes, net of refunds	$2,072	$122
Purchase of property and equipment in accrued expenses	$2,212	$459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2016	$274	$185,981	$395,279	$(1,798)	$(29,467)	$550,269
Net income	—	—	43,145	—	—	43,145
Issuance of 155,641 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(7,652)	—	—	—	(7,650)
Stock-based compensation expense	—	3,902	—	—	—	3,902
Issuance of 63,677 deferred stock units relating to prior year compensation	—	6,907	—	—	—	6,907
Other comprehensive loss	—	—	—	349	—	349
Cash dividend ($0.50 per share)	—	—	(12,442)	—	—	(12,442)
Dividend equivalents on stock-based awards	—	398	(398)	—	—	—
Balance - March 31, 2017	$276	$189,536	$425,584	$(1,449)	$(29,467)	$584,480

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At March 31, 2017, the Company operated 49 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

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

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2016 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

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

2.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Three Months Ended March 31, 2017

Sessa Klein S.p.A.

In February 2017, the Company acquired 100 percent of the outstanding shares of Sessa Klein S.p.A. (“Sessa Klein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration net of cash acquired	$5,767
Contingent consideration	4,922
Total fair value of consideration given	$10,689

Customer relationships	$3,189
Other identifiable intangible assets	1,329
Net tangible assets	557
Total fair value of net assets acquired	$5,075

Goodwill (not tax deductible)	$5,614

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Acquisitions During the Three Months Ended March 31, 2016

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

LCI INDUSTRIES
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

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2016	$74,663	$14,535	$89,198
Acquisitions – 2017	5,614	—	5,614
Other	3,286	7	3,293
Net balance – March 31, 2017	$83,563	$14,542	$98,105

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In conjunction with the Company’s change in reportable operating segments (see Note 11), goodwill was reassigned to reporting units using a relative fair value allocation. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined no impairment existed.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table. Project 2000 S.r.l. accounted for $3.2 million of the change in goodwill at March 31, 2017.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$113,513	$34,704	$78,809	6	to	16
Patents	57,347	34,850	22,497	3	to	19
Tradenames	9,741	4,494	5,247	3	to	15
Non-compete agreements	6,076	3,230	2,846	3	to	6
Other	309	84	225	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$191,673	$77,362	$114,311

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other intangible assets consisted of the following at December 31, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$110,784	$32,414	$78,370	6	to	16
Patents	56,468	34,066	22,402	3	to	19
Tradenames	10,041	5,667	4,374	3	to	15
Non-compete agreements	5,852	2,975	2,877	3	to	6
Other	309	76	233	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$188,141	$75,198	$112,943

3.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	March 31,		December 31,
(In thousands)	2017	2016	2016
Raw materials	$156,363	$136,310	$155,044
Work in process	9,004	7,859	7,509
Finished goods	23,653	21,015	26,190
Inventories, net	$189,020	$165,184	$188,743

4.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,		December 31,
(In thousands)	2017	2016	2016
Fixed assets, at cost	$350,081	$298,355	$337,362
Less accumulated depreciation and amortization	171,159	147,977	164,614
Fixed assets, net	$178,922	$150,378	$172,748

5.    NOTES RECEIVABLE

In April 2014, the Company entered into a six-year aluminum extrusion supply agreement, and concurrently sold certain aluminum extrusion-related assets. In connection with the sale, the Company received $0.3 million at closing and a $7.2 million note receivable collectible over the next four years, recorded at its present value of $6.4 million on the date of closing. During 2014 - 2016, the Company received installments of $5.8 million under the note. At March 31, 2017, the present value of the remaining amount due under the note receivable was $1.4 million, included in prepaid expenses and other current assets.

In July 2015, the Company agreed to terminate the supply agreement, and as consideration the Company received a $2.0 million note receivable collectible in 2019 and 2020. The Company recorded this note receivable at its present value of $1.6 million and a corresponding gain. At March 31, 2017, the present value of the remaining amount due under the note receivable was $1.8 million, included in other assets.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,		December 31,
(In thousands)	2017	2016	2016
Employee compensation and benefits	$31,202	$30,900	$47,459
Current portion of accrued warranty	20,397	18,185	20,393
Taxes payable	14,624	17,508	41
Customer rebates	10,440	9,735	9,329
Other	24,357	23,326	21,513
Accrued expenses and other current liabilities	$101,020	$99,654	$98,735

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

(In thousands)	2017	2016
Balance at beginning of period	$32,393	$26,204
Provision for warranty expense	5,306	5,477
Warranty liability from acquired businesses	—	125
Warranty costs paid	(4,590)	(3,692)
Balance at end of period	33,109	28,114
Less long-term portion	12,712	9,929
Current portion of accrued warranty	$20,397	$18,185

7.    LONG-TERM INDEBTEDNESS

At March 31, 2017 and 2016, and December 31, 2016, the Company had no outstanding borrowings on its line of credit.

On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit, which now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase, (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at March 31, 2017) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at March 31, 2017) depending on the Company’s performance and financial condition. At March 31, 2017 and 2016, the Company had $2.5 million and $2.6 million, respectively, in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at March 31, 2017.

On February 24, 2014, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2017. At March 31, 2017, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 30, 2017, the Company amended the “shelf-loan” facility to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility was $150.0 million at March 31, 2017. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100 million under the shelf-loan facility. The Company is currently discussing a proposed amendment to the Amended Credit Agreement with JPMorgan Chase and the other lenders to address this limitation.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2017 and 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2017. The remaining availability under these facilities was $297.5 million at March 31, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2017 and 2016, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.7 percent and 13.9 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31:

(In thousands)	2017	2016
Balance at beginning of period	$9,241	$10,840
Acquisitions	4,922	—
Payments	(1,884)	(415)
Accretion (a)	292	239
Fair value adjustments (a)	815	(366)
Balance at end of the period (b)	13,386	10,298
Less current portion in accrued expenses and other current liabilities	(5,797)	(5,073)
Total long-term portion in other long-term liabilities	$7,589	$5,225

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of March 31, 2017 are $17.8 million undiscounted. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2017, would not be material to the Company’s financial position or annual results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	March 31,		December 31,
(In thousands)	2017	2016	2016
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,590	27,189	27,434
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2017	2016
Weighted average shares outstanding for basic earnings per share	24,906	24,567
Common stock equivalents pertaining to stock-based awards	349	227
Weighted average shares outstanding for diluted earnings per share	25,255	24,794

The weighted average diluted shares outstanding for the three months ended March 31, 2017 and 2016, exclude the effect of 143,270 and 242,174 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2017 and December 31, 2016:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2016	$0.30	04/01/16	04/15/16	$7,344
Second Quarter 2016	0.30	06/06/16	06/17/16	7,363
Third Quarter 2016	0.30	08/19/16	09/02/16	7,371
Fourth Quarter 2016	0.50	11/28/16	12/09/16	12,359
Total 2016	$1.40			$34,437

First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442

In February 2017, the Company issued 63,677 deferred stock units at the average price of $108.47, or $6.9 million, to executive officers in lieu of cash for a portion of their 2016 incentive compensation. In February 2016, the Company issued 4,784 deferred stock units at the average price of $55.22, or $0.3 million, to executive officers in lieu of cash for a portion of their 2015 incentive compensation.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	March 31, 2017				December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Unrealized gain on derivative instruments	$1,728	$—	$1,728	$—	$2,296	$—	$2,296	$—
Liabilities
Contingent consideration	$13,386	$—	$—	$13,386	$9,241	$—	$—	$9,241

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

Derivative Instruments

At March 31, 2017, the Company had derivative instruments for 33.6 million pounds of steel, in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire through December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net loss was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. At March 31, 2017, the $1.7 million corresponding asset was recorded in other current assets as reflected in the Condensed Consolidated Balance Sheets. A net loss of $0.6 million was recorded in cost of sales in the Condensed Consolidated Statements of Income during the three months ended March 31, 2017.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the three months ended March 31:

	2017		2016
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Vacant owned facilities	$2,485	$—	$2,527	$—
Net assets of acquired businesses	5,075	—	15,485	—
Total assets	$7,560	$—	$18,012	$—

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Vacant Owned Facilities

During the first three months of 2017, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At March 31, 2017, the Company had one vacant owned facility with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first three months of 2016, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At March 31, 2016, the Company had one vacant owned facility with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

The OEM Segment, which accounted for 93 percent of consolidated net sales for each of the three month periods ended March 31, 2017 and 2016, manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 71 percent of the Company’s OEM Segment net sales for the three months ended March 31, 2017 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 7 percent of consolidated net sales for each of the three month periods ended March 31, 2017 and 2016, supplies components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s CODM, with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The change in reported segments had no effect on the Company’s net income, total assets or liabilities, or stockholders’ equity.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information relating to segments follows for the:
	Three Months Ended March 31,
(In thousands)	2017	2016
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$330,274	$283,369
Motorhomes	37,044	28,523
Adjacent industries OEMs	94,711	80,761
Total OEM Segment net sales	462,029	392,653
Aftermarket Segment:
Total Aftermarket Segment net sales	36,307	30,145
Total net sales	$498,336	$422,798
Operating profit:
OEM Segment	$54,397	$50,651
Aftermarket Segment	4,732	5,077
Total operating profit	$59,129	$55,728

12.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)    2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation - Retirement Benefits. This ASU requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is evaluating the effect of adopting this new accounting guidance.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019 with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which amends ASC 805, Business Combinations. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this ASU 2017-01 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the consolidated statement of cash flows as an operating activity. The adoption of the ASU resulted in the recognition of excess tax benefits in the provision for income taxes within the Condensed Consolidated Financial Statements of $5.2 million for the three months ended March 31, 2017. Additionally, the Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory measured using the first-in, first-out (“FIFO”) or average cost methods. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 in the first quarter of 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The Company does not anticipate the adoption of this standard will have a material impact on its reported current net sales; however, given its acquisition strategy, there may be additional revenue streams acquired prior to the adoption date. The Company’s technical analysis is on-going with respect to variable consideration, whether certain contracts’ revenues will be recognized over time or at a point in time, and whether costs to obtain a contract will be capitalized. Further, the Company is continuing to assess what incremental disaggregated revenue disclosures will be required in its Condensed Consolidated Financial Statements. The Company continues to evaluate transition methods, and expects to finalize its determination once all other significant matters are concluded.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company previously had two reportable segments, the recreational vehicle products segment (the “RV Segment”) and the manufactured housing products segment (the “MH Segment”). The Company has recently increased its focus on the significant opportunities in the aftermarket for its products, primarily sales to retail dealers, wholesale distributors and service centers. Additionally, over the past several years, sales of components for manufactured homes have become a smaller part of the Company’s business, largely due to the growth the Company has experienced with respect to its components sold to customers for traditional recreational vehicles as well as the expanded use of its components in other non-RV applications, which we refer to as adjacent industries. Unit growth for MH Segment products has also been lower over the last decade, primarily due to the real estate, credit and economic environment, including the availability of site built homes at stable prices and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes. In response to these changes in the Company’s business, subsequent to March 31, 2016, the Company modified its internal reporting structure, reflecting a change in how its chief operating decision maker (“CODM”) assesses the performance of the Company’s operating results and makes decisions about resource allocations. The Company’s new reportable segments are the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2017, the Company operated 49 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

Net sales and operating profit were as follows for the:
	Three Months Ended March 31,
(In thousands)	2017	2016
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$330,274	$283,369
Motorhomes	37,044	28,523
Adjacent industries OEMs	94,711	80,761
Total OEM Segment net sales	462,029	392,653
Aftermarket Segment:
Total Aftermarket Segment net sales	36,307	30,145
Total net sales	$498,336	$422,798
Operating profit:
OEM Segment	$54,397	$50,651
Aftermarket Segment	4,732	5,077
Total operating profit	$59,129	$55,728

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries. Approximately 71 percent of the Company’s OEM Segment net sales for the twelve months ended March 31, 2017 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Furniture and mattresses
● Axles and suspension solutions	● Electric and manual entry steps

LCI INDUSTRIES
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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first three months of 2017, the Company’s primary RV market, increased 12 percent to 101,500 units, compared to the same period of 2016, as a result of:

•
An estimated 5,300 unit increase in retail demand in the first three months of 2017, or eight percent, as compared to the same period of 2016. In addition, retail demand is typically revised upward over the subsequent quarter by approximately five to ten percent, primarily due to delayed RV registrations.

•
RV dealers seasonally increasing inventory levels by an estimated 33,300 units in the first three months of 2017, higher than the increase in inventory levels of 27,900 units in the same period of 2016.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2017(1)	101,500	12%	68,200	8%	33,300
Quarter ended December 31, 2016	90,300	20%	58,200	17%	32,100
Quarter ended September 30, 2016	82,400	20%	108,600	9%	(26,200)
Quarter ended June 30, 2016	99,200	12%	122,600	9%	(23,400)
Twelve months ended March 31, 2017(1)	373,400	15%	357,600	10%	15,800

Quarter ended March 31, 2016	90,800	11%	62,900	15%	27,900
Quarter ended December 31, 2015	75,000	4%	49,900	16%	25,100
Quarter ended September 30, 2015	68,700	5%	99,500	13%	(30,800)
Quarter ended June 30, 2015	88,900	4%	112,800	13%	(23,900)
Twelve months ended March 31, 2016	323,400	6%	325,100	14%	(1,700)

(1)	Retail sales data for March 2017 has not been published; therefore retail and dealer inventory data includes a Company estimate for retail units sold in March.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2017 increased 16 percent to 16,300 units compared to the same period of 2016. The Company estimates retail demand for motorhome RVs increased six percent in the first three months of 2017, following a 11 percent increase in retail demand in 2016.
The RVIA has projected a three percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2017. Several RV OEMs, however, are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2016. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 87 of the last 89 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in late 2016 and early 2017.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first three months of 2017, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the eight percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first three months of 2017. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for the remainder of 2017. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
Over the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 and 70 are projected to total 56 million by 2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV. The RVIA reported much of the success of the RV industry has been driven by the Baby Boomer generation. The size of that generation is beginning to wane, and younger generations (Generation X and Millennials) are becoming more relevant to future industry growth. Generation X and Millennials are more diverse, requiring new and creative marketing approaches to attract them to the RV industry. The RVIA has an advertising campaign promoting the “RV Lifestyle” targeted at both parents aged 30 - 49 with children at home, as well as couples aged 50 - 64 with no children at home. In addition, the RV OEMs have developed more entry level units, specifically targeting younger families, in both towables and motorhomes. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, are trends that could continue to motivate consumer demand for RVs. RVIA studies indicate RV vacations cost significantly less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Adjacent Industries

The Company’s portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, five of the last eight business acquisitions completed by the Company were focused in Adjacent Industries.

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•	Enclosed trailers. According to Statistical Surveys, approximately 189,000 and 183,000 enclosed trailers were sold in 2016 and 2015, respectively.

•	Pontoon boats. Statistical Surveys also reported approximately 49,600 and 45,400 pontoon boats were sold in 2016 and 2015, respectively.

•	School buses. According to Wards Communications and R.L. Polk & Co., there were approximately 32,800 and 29,600 school buses sold in 2016 and 2015, respectively.

•	Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 81,100 and 70,500 manufactured home wholesale shipments in 2016 and 2015, respectively.

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

According to the RVIA, current estimated RV ownership is nearly nine million units. Additionally, as a result of a vibrant secondary market, one-third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for the aftermarket, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the first quarter of 2017 increased to $498 million, 18 percent higher than consolidated net sales for the first quarter of 2016 of $423 million. Acquisitions completed by the Company over the twelve months ended March 31, 2017, added $17 million in net sales in the first quarter of 2017. The twelve percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, LCI’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth in the first quarter of 2017. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•	Net income for the first quarter of 2017 increased to $43.1 million, or $1.71 per diluted share, up from net income of $36.0 million, or $1.45 per diluted share, compared to the first quarter of 2016.

•
Consolidated operating profits during the first quarter of 2017 increased six percent, to $59.1 million from $55.7 million in the first quarter of 2016. Operating profit margin decreased to 12 percent in the first quarter of 2017 from 13 percent compared to the first quarter of 2016.

•
Labor and material costs increased during the first quarter of 2017, however the Company continues to take actions to improve its cost structure. The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

•
The cost of aluminum and steel used in certain of the Company’s manufactured components declined during the first half of 2016; however, certain commodities experienced cost increases in the second half of 2016 and the first quarter of 2017 from market low points. Raw material costs continue to fluctuate and are expected to remain volatile.

•
In February 2017, the Company acquired 100 percent of the outstanding shares of Sessa Klein S.p.A. (“Sessa Klein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation.

Integration activities for this and previously acquired businesses are underway and proceeding in line with established plans. The Company plans to grow sales and leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.

•
The effective tax rate for the three months ended March 31, 2017, was substantially lower than the comparable prior year period, primarily due to the recognition of excess tax benefits attributable to the adoption by the Company of Accounting Standards Update 2016-09, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences. The excess tax benefit equated to $5.2 million recognized in the first quarter of 2017.

•	Return on equity for the twelve months ended March 31, 2017, which is calculated by taking net income over equity, improved to 26.0 percent, from the 21.6 percent return on equity in March 31, 2016.

•	In March 2017, the Company paid a quarterly dividend of $0.50 per share, aggregating to $12.4 million.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2017 increased 18 percent, or $69 million, compared to the same period of 2016. Net sales of components to OEMs were to the following markets for the three months ended March 31:

(In thousands)	2017	2016	Change
RV OEMs:
Travel trailers and fifth-wheels	$330,274	$283,369	17%
Motorhomes	37,044	28,523	30%
Adjacent industries OEMs	94,711	80,761	17%
Total OEM Segment net sales	$462,029	$392,653	18%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2017	2016	Change
Travel trailer and fifth-wheel RVs	101,500	90,800	12%
Motorhomes	16,300	14,000	16%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first quarter of 2017 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to market share gains and acquisitions completed in 2016.

The Company’s net sales growth in components for motorhomes during the first quarter of 2017 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2016 and market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

LCI INDUSTRIES
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

Content per:	2017	2016	Change
Travel trailer and fifth-wheel RV	$3,058	$2,978	3%
Motorhome	$2,022	$1,858	9%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the first quarter of 2017 primarily due to acquisitions completed in 2017 and 2016 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $54.4 million in the first quarter of 2017, an improvement of $3.7 million compared to the same period of 2016. The operating profit margin of the OEM Segment in the first quarter of 2017 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $69 million larger sales base.

•	Increased sales to Adjacent Industries OEMs.

•	Sales mix changes and pricing changes of products, including increased sales of fifth-wheel products which have a higher margin.

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

•	Lower group health claims. The Company actively works to manage and reduce these costs, however, these costs remain subject to fluctuation.
Offset by:

•
Higher material costs for certain raw materials. Steel and aluminum costs increased in the first quarter of 2017. Material costs are subject to global supply and demand forces and are expected to remain volatile.

•
Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets.

•
Fixed costs which were approximately $2 million to $3 million higher than in the first quarter of 2016. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2017 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2017 increased 20 percent, or $6 million, compared to the same period of 2016. Net sales of components were as follows for the three months ended March 31:

(In thousands)	2017	2016	Change
Total Aftermarket Segment net sales	$36,307	$30,145	20%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company’s net sales to the Aftermarket increased during the first quarter of 2017 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $4.7 million in the first quarter of 2017, a decrease of $0.3 million compared to the same period of 2016, primarily due to the increase in net sales to wholesale distributors with lower margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 26.5% and 34.9% , respectively. The effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09, the tax benefit relating to U.S. manufacturer’s deduction and Federal and Indiana research and development (“R&D”) credits offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three months ended March 31, 2016 differed from the Federal statutory rate primarily due to the tax benefit relating to U.S. manufacturer’s deduction and Federal and Indiana R&D credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the three months ended March 31, 2017 as compared to the same period in 2016 was due primarily to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 in the first quarter of 2017.
Generally, calendar years 2014 - 2016 remain open for federal and state income tax purposes. The Company is currently being audited by the Internal Revenue Service for the tax year ended December 31, 2014.
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

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2017	2016
Net cash flows provided by operating activities	$22,756	$43,698
Net cash flows used for investing activities	(22,510)	(24,475)
Net cash flows used for financing activities	(22,035)	(3,611)
Net (decrease) increase in cash and cash equivalents	$(21,789)	$15,612

Cash Flows from Operations

Net cash flows from operating activities in first three months of 2017 were $20.9 million lower than the same period of 2016, primarily due to:

•
A $28.6 million increase in accounts payable and accrued expenses and other liabilities in the first three months of 2017 compared to a $50.8 million increase in the same period of 2016, primarily due to timing of these payments.

•
A $71.2 million seasonal increase in accounts receivable in the first three months of 2017 compared to a $63.3 million increase in the same period of 2016, primarily due to increased net sales partially offset by the timing

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

of payments by the Company’s customers. Overall, accounts receivable balances remain current with an increase in days sales outstanding to 22 at March 31, 2017, compared to 21 at March 31, 2016.

•
A smaller decrease in the change for inventories of $6.7 million in first three months of 2017 compared to the same period of 2016. Inventory turnover for the twelve months ended March 31, 2017 increased to 7.7 turns compared to 6.8 turns for the same period of 2016. The Company is working to improve inventory turnover, however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

Partially offset by:

•	A $7.2 million increase in net income in first three months of 2017 compared to the same period of 2016.
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

Depreciation and amortization was $12.2 million in the first three months of 2017, and is expected to be approximately $50 million to $55 million for fiscal year 2017. Non-cash stock-based compensation in the first three months of 2017 was $3.9 million. Non-cash stock-based compensation is expected to be approximately $17 million to $19 million in 2017.

Cash Flows from Investing Activities
Cash flows used for investing activities of $22.5 million in the first three months of 2017 were primarily comprised of $12.0 million for capital expenditures and $10.7 million for the acquisition of businesses. Cash flows used for investing activities of $24.3 million in the first three months of 2016 were primarily comprised of $6.5 million for capital expenditures and $18.1 million for the acquisition of businesses.
In February 2017, the Company acquired 100 percent of the outstanding shares of Sessa Klein S.p.A. (“Sessa Klein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation.
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
The first three months of 2017 capital expenditures and acquisitions were funded by cash from operations. Capital expenditures in 2017 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first three months of 2017 were primarily comprised of a payment of dividends of $0.50 per share of the Company’s common stock, representing an aggregate of $12.4 million, paid to stockholders of record as of March 6, 2017. In addition, the Company had $7.7 million of shares tendered for payment of taxes. Further, the Company paid $1.9 million in contingent consideration related to acquisitions.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $13.4 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2017, including $5.8 million recorded as a current liability. For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.
On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit, which now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. At March 31, 2017, the Company had $2.5 million in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.5 million at March 31, 2017.
On March 30, 2017, the Company amended the “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”) to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility was $150.0 million at March 31, 2017. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100 million under the shelf-loan facility.
Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2017, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2017. The remaining availability under these facilities, not including the potential increase of $125 million under the Amended Credit Agreement, was $297.5 million at March 31, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
Additional information on the Company’s Amended Credit Agreement and “shelf-loan” facility is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

CORPORATE GOVERNANCE

The Company is in compliance with the corporate governance requirements of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.lci1.com/investors) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on the Company’s website (www.lci1.com/investors).

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

LCI INDUSTRIES
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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdiction in which we operate, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in the Company’s subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At March 31, 2017, the Company had $49.9 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to March 31, 2017, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of derivative instruments.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of March 31, 2017, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2017.

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

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
May 9, 2017