Form 10-Q
period 2017-06-30
LCI INDUSTRIES
filed 2017-08-08
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 31, 2017) was 24,927,932 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
(In thousands, except per share amounts)

Net sales	$1,045,819	$863,629	$547,483	$440,831
Cost of sales	790,718	638,284	416,396	323,927
Gross profit	255,101	225,345	131,087	116,904
Selling, general and administrative expenses	132,932	110,229	68,047	57,516
Operating profit	122,169	115,116	63,040	59,388
Interest expense, net	851	889	414	413
Income before income taxes	121,318	114,227	62,626	58,975
Provision for income taxes	38,036	40,699	22,489	21,406
Net income	$83,282	$73,528	$40,137	$37,569

Net income per common share:
Basic	$3.34	$3.00	$1.61	$1.52
Diluted	$3.29	$2.96	$1.59	$1.51

Weighted average common shares outstanding:
Basic	24,959	24,542	24,992	24,662
Diluted	25,296	24,822	25,305	24,916

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
(In thousands)

Consolidated net income	$83,282	$73,528	$40,137	$37,569
Other comprehensive income (loss):
Net foreign currency translation adjustment	2,415	(759)	2,066	(759)
Total comprehensive income	$85,697	$72,769	$42,203	$36,810

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2017	2016	2016
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$37,961	$78,560	$86,170
Accounts receivable, net	130,514	102,355	57,374
Inventories, net	202,635	149,163	188,743
Prepaid expenses and other current assets	43,977	25,613	35,107
Total current assets	415,087	355,691	367,394
Fixed assets, net	203,204	151,250	172,748
Goodwill	122,275	93,831	89,198
Other intangible assets, net	138,876	114,000	112,943
Deferred taxes	31,864	29,391	31,989
Other assets	13,344	13,656	12,632
Total assets	$924,650	$757,819	$786,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$80,596	$53,330	$50,616
Accrued expenses and other current liabilities	114,454	113,244	98,735
Total current liabilities	195,050	166,574	149,351
Long-term indebtedness	49,911	49,930	49,949
Other long-term liabilities	59,934	38,284	37,335
Total liabilities	304,895	254,788	236,635

Stockholders’ equity
Common stock, par value $.01 per share	276	273	274
Paid-in capital	195,452	173,474	185,981
Retained earnings	452,877	359,510	395,279
Accumulated other comprehensive income (loss)	617	(759)	(1,798)
Stockholders’ equity before treasury stock	649,222	532,498	579,736
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	619,755	503,031	550,269
Total liabilities and stockholders’ equity	$924,650	$757,819	$786,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
(In thousands)
Cash flows from operating activities:
Net income	$83,282	$73,528
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	25,530	22,190
Stock-based compensation expense	9,312	7,274
Other non-cash items	2,198	809
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(61,455)	(58,777)
Inventories, net	(6,804)	25,590
Prepaid expenses and other assets	(9,337)	(4,199)
Accounts payable, trade	22,542	21,496
Accrued expenses and other liabilities	32,476	45,440
Net cash flows provided by operating activities	97,744	133,351
Cash flows from investing activities:
Capital expenditures	(43,276)	(13,309)
Acquisitions of businesses, net of cash acquired	(67,876)	(34,237)
Proceeds from sales of fixed assets	265	337
Other investing activities	(8)	(237)
Net cash flows used for investing activities	(110,895)	(47,446)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(7,543)	(1,144)
Proceeds from line of credit borrowings	—	81,458
Repayments under line of credit borrowings	—	(81,458)
Payment of dividends	(24,887)	(14,707)
Payment of contingent consideration related to acquisitions	(2,569)	(2,715)
Other financing activities	(59)	(1,084)
Net cash flows used for financing activities	(35,058)	(19,650)

Net (decrease) increase in cash and cash equivalents	(48,209)	66,255

Cash and cash equivalents at beginning of period	86,170	12,305
Cash and cash equivalents at end of period	$37,961	$78,560

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$941	$1,082
Cash paid during the period for income taxes, net of refunds	$17,620	$19,134
Purchase of property and equipment in accrued expenses	$2,072	$308

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2016	$274	$185,981	$395,279	$(1,798)	$(29,467)	$550,269
Net income	—	—	83,282	—	—	83,282
Issuance of 176,272 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(7,545)	—	—	—	(7,543)
Stock-based compensation expense	—	9,312	—	—	—	9,312
Issuance of 63,677 deferred stock units relating to prior year compensation	—	6,907	—	—	—	6,907
Other comprehensive income	—	—	—	2,415	—	2,415
Cash dividends ($1.00 per share)	—	—	(24,887)	—	—	(24,887)
Dividend equivalents on stock-based awards	—	797	(797)	—	—	—
Balance - June 30, 2017	$276	$195,452	$452,877	$617	$(29,467)	$619,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At June 30, 2017, the Company operated 52 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

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

2.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Six Months Ended June 30, 2017

Metallarte S.r.l.

On June 30, 2017, the Company acquired 100 percent of the equity interests of Metallarte S.r.l. (“Metallarte”), a manufacturer of entry and compartment doors for the European caravan market located near Siena, Italy, and its subsidiary, RV Doors, S.r.l., a manufacturer of driver-side doors located near Venice, Italy. The purchase price was $14.1 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$13,501
Contingent consideration	2,366
Total fair value of consideration given	$15,867

Customer relationships	$7,000
Other identifiable intangible assets	2,150
Net tangible assets	167
Total fair value of net assets acquired	$9,317

Goodwill (not tax deductible)	$6,550

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Lexington

In May 2017, the Company acquired the business and certain assets of Lexington LLC (“Lexington”), a manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries located in Elkhart, Indiana. The purchase price was $40.0 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$40,062

Customer relationships	$16,900
Other identifiable intangible assets	1,830
Net tangible assets	5,001
Total fair value of net assets acquired	$23,731

Goodwill (tax deductible)	$16,331

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration net of cash acquired	$6,502
Contingent consideration	4,922
Total fair value of consideration given	$11,424

Customer relationships	$3,189
Other identifiable intangible assets	1,329
Net tangible assets	585
Total fair value of net assets acquired	$5,103

Goodwill (not tax deductible)	$6,321

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

Cash consideration net of cash acquired	$16,618
Contingent consideration	1,322
Total fair value of consideration given	$17,940

Customer relationships	$9,696
Other identifiable intangible assets	6,141
Net other liabilities	(3,482)
Total fair value of net assets acquired	$12,355

Goodwill (not tax deductible)	$5,585

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

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2016	$74,663	$14,535	$89,198
Acquisitions – 2017	29,277	—	29,277
Other	3,793	7	3,800
Net balance – June 30, 2017	$107,733	$14,542	$122,275

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,258	$37,190	$101,068	6	to	16
Patents	57,202	35,874	21,328	3	to	19
Tradenames	10,337	4,068	6,269	3	to	15
Non-compete agreements	8,354	3,046	5,308	3	to	6
Other	309	93	216	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$219,147	$80,271	$138,876

Other intangible assets consisted of the following at December 31, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$110,784	$32,414	$78,370	6	to	16
Patents	56,468	34,066	22,402	3	to	19
Tradenames	10,041	5,667	4,374	3	to	15
Non-compete agreements	5,852	2,975	2,877	3	to	6
Other	309	76	233	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$188,141	$75,198	$112,943

3.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	June 30,		December 31,
(In thousands)	2017	2016	2016
Raw materials	$164,964	$122,049	$155,044
Work in process	10,358	9,256	7,509
Finished goods	27,313	17,858	26,190
Inventories, net	$202,635	$149,163	$188,743

4.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,		December 31,
(In thousands)	2017	2016	2016
Fixed assets, at cost	$381,650	$304,982	$337,362
Less accumulated depreciation and amortization	178,446	153,732	164,614
Fixed assets, net	$203,204	$151,250	$172,748

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,		December 31,
(In thousands)	2017	2016	2016
Employee compensation and benefits	$36,861	$41,467	$47,459
Current portion of accrued warranty	21,705	18,914	20,393
Taxes payable	19,235	19,028	41
Customer rebates	11,397	11,711	9,329
Other	25,256	22,124	21,513
Accrued expenses and other current liabilities	$114,454	$113,244	$98,735

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

(In thousands)	2017	2016
Balance at beginning of period	$32,393	$26,204
Provision for warranty expense	11,833	10,472
Warranty liability from acquired businesses	150	125
Warranty costs paid	(9,079)	(7,038)
Balance at end of period	35,297	29,763
Less long-term portion	13,592	10,849
Current portion of accrued warranty	$21,705	$18,914

6.    LONG-TERM INDEBTEDNESS

At June 30, 2017 and 2016, and December 31, 2016, the Company had no outstanding borrowings on its line of credit.

On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit, which now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase, (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at June 30, 2017) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at June 30, 2017) depending on the Company’s performance and financial condition. At June 30, 2017 and 2016, the Company had $2.4 million and $2.5 million, respectively, in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.6 million at June 30, 2017.

On February 24, 2014, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2017. At June 30, 2017, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 30, 2017, the Company amended its “shelf-loan” facility to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility was $150.0 million at June 30, 2017. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100 million under the shelf-loan facility. The Company is currently discussing a proposed amendment to the Amended Credit Agreement with JPMorgan Chase and the other lenders to address this limitation.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2017 and 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2017. The remaining availability under these facilities was $297.6 million at June 30, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

7.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2017 and 2016, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.6 percent and 12.4 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30:

(In thousands)	2017	2016
Balance at beginning of period	$9,241	$10,840
Acquisitions	7,288	1,322
Payments	(2,569)	(2,715)
Accretion (a)	716	664
Fair value adjustments (a)	1,137	421
Net foreign currency translation adjustment	353	—
Balance at end of the period (b)	16,166	10,532
Less current portion in accrued expenses and other current liabilities	(6,263)	(4,720)
Total long-term portion in other long-term liabilities	$9,903	$5,812

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of June 30, 2017 are $20.2 million undiscounted. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Distribution and Supply Agreement

In July 2015, the Company entered into a six-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”), a Hong Kong based firm that designs, engineers and supplies premium electronics. This agreement provides the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada. Furrion currently supplies a premium line of televisions, sound systems, navigation systems, wireless backup cameras, solar prep units, power solutions, fireplaces and kitchen appliances, primarily to the RV industry.

In connection with this agreement, the Company entered into minimum purchase obligations (“MPOs”), which Furrion and the Company agreed to review after the first year on an annual basis and adjust as necessary based upon current economic and industry conditions, the development and customer acceptance of new Furrion products, competition and other factors which impact demand for Furrion products.

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

Environmental

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third parties, have been affected by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2017, would not be material to the Company’s financial position or annual results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	June 30,		December 31,
(In thousands)	2017	2016	2016
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,610	27,271	27,434
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Weighted average shares outstanding for basic earnings per share	24,959	24,542	24,992	24,662
Common stock equivalents pertaining to stock-based awards	337	280	313	254
Weighted average shares outstanding for diluted earnings per share	25,296	24,822	25,305	24,916

The weighted average diluted shares outstanding for the six months ended June 30, 2017 and 2016, exclude the effect of 143,658 and 243,197 shares of common stock, respectively, subject to stock-based awards. The weighted average diluted shares outstanding for the three months ended June 30, 2017 and 2016, exclude the effect of 144,046 and 244,219 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2017 and December 31, 2016:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2016	$0.30	04/01/16	04/15/16	$7,344
Second Quarter 2016	0.30	06/06/16	06/17/16	7,363
Third Quarter 2016	0.30	08/19/16	09/02/16	7,371
Fourth Quarter 2016	0.50	11/28/16	12/09/16	12,359
Total 2016	$1.40			$34,437

First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Six Months Ended June 30, 2017	$1.00			$24,887

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	June 30, 2017				December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Unrealized gain on derivative instruments	$1,928	$—	$1,928	$—	$2,296	$—	$2,296	$—
Liabilities
Contingent consideration	$16,166	$—	$—	$16,166	$9,241	$—	$—	$9,241

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were fair valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next six years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 14 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

Derivative Instruments

At June 30, 2017, the Company had derivative instruments for 26.4 million pounds of steel, in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire through December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net loss was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. At June 30, 2017, the $1.9 million corresponding asset was recorded in other current assets as reflected in the Condensed Consolidated Balance Sheets. A net loss of $0.4 million was recorded in cost of sales in the Condensed Consolidated Statements of Income during the six months ended June 30, 2017.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the six months ended June 30:

	2017		2016
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Vacant owned facilities	$2,475	$—	$2,520	$—
Net assets of acquired businesses	38,151	—	27,840	—
Total assets	$40,626	$—	$30,360	$—

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Vacant Owned Facilities

During the first six months of 2017, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At June 30, 2017, the Company had one vacant owned facility with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first six months of 2016, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At June 30, 2016, the Company had one vacant owned facility with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

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

10.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 92 percent and 93 percent of consolidated net sales for each of the six month periods ended June 30, 2017 and 2016, respectively, manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 71 percent of the Company’s OEM Segment net sales for the six months ended June 30, 2017 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 8 percent and 7 percent of consolidated net sales for each of the six month periods ended June 30, 2017 and 2016, respectively, supplies components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s chief operating decision maker (“CODM”), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information relating to segments follows for the:
	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$687,525	$573,055	$357,251	$289,686
Motorhomes	73,292	56,389	36,248	27,866
Adjacent industries OEMs	203,987	170,125	109,276	89,364
Total OEM Segment net sales	964,804	799,569	502,775	406,916
Aftermarket Segment:
Total Aftermarket Segment net sales	81,015	64,060	44,708	33,915
Total net sales	$1,045,819	$863,629	$547,483	$440,831
Operating profit:
OEM Segment	$110,842	$105,053	$56,445	$54,402
Aftermarket Segment	11,327	10,063	6,595	4,986
Total operating profit	$122,169	$115,116	$63,040	$59,388

11.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not believe the updated requirements will materially impact the Company’s Condensed Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation - Retirement Benefits. This ASU requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is evaluating the effect of adopting this new accounting guidance.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the consolidated statement of cash flows as an operating activity. The adoption of the ASU resulted in the recognition of excess tax benefits in the provision for income taxes within the Condensed Consolidated Financial Statements of $5.2 million for the six months ended June 30, 2017. Additionally, the Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted.

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

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At June 30, 2017, the Company operated 52 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

Net sales and operating profit were as follows for the:
	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$687,525	$573,055	$357,251	$289,686
Motorhomes	73,292	56,389	36,248	27,866
Adjacent industries OEMs	203,987	170,125	109,276	89,364
Total OEM Segment net sales	964,804	799,569	502,775	406,916
Aftermarket Segment:
Total Aftermarket Segment net sales	81,015	64,060	44,708	33,915
Total net sales	$1,045,819	$863,629	$547,483	$440,831
Operating profit:
OEM Segment	$110,842	$105,053	$56,445	$54,402
Aftermarket Segment	11,327	10,063	6,595	4,986
Total operating profit	$122,169	$115,116	$63,040	$59,388

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries. Approximately 71 percent of the Company’s OEM Segment net sales for the twelve months ended June 30, 2017 were of components for travel trailer and fifth-wheel RVs, including:

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first six months of 2017, the Company’s primary RV market, increased 14 percent to 217,400 units, compared to the same period of 2016, as a result of:

•
An estimated 24,400 unit increase in retail demand in the first six months of 2017, or 13 percent, as compared to the same period of 2016. In addition, retail demand is typically revised upward over the subsequent quarter by approximately five to ten percent, primarily due to delayed RV registrations.

•	RV dealers seasonally increasing inventory levels by an estimated 7,300 units in the first six months of 2017, higher than the increase in inventory levels of 4,300 units in the same period of 2016.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2017(1)	115,900	17%	137,500	12%	(21,600)
Quarter ended March 31, 2017	101,500	12%	72,600	15%	28,900
Quarter ended December 31, 2016	90,300	20%	58,300	17%	32,000
Quarter ended September 30, 2016	82,400	20%	108,700	9%	(26,300)
Twelve months ended June 30, 2017(1)	390,100	17%	377,100	13%	13,000

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2016	99,200	12%	122,800	9%	(23,600)
Quarter ended March 31, 2016	90,800	11%	62,900	15%	27,900
Quarter ended December 31, 2015	75,000	4%	49,900	16%	25,100
Quarter ended September 30, 2015	68,700	5%	99,500	13%	(30,800)
Twelve months ended June 30, 2016	333,700	8%	335,100	12%	(1,400)

(1)	Retail sales data for June 2017 has not been published; therefore retail and dealer inventory data includes a Company estimate for retail units sold in June.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2017 increased 14 percent to 32,800 units compared to the same period of 2016. The Company estimates retail demand for motorhome RVs increased 11 percent in the first six months of 2017, following a 11 percent increase in retail demand in 2016.
The RVIA has projected a ten percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2017 and a three percent increase for 2018. Several RV OEMs, however, are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2016. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 90 of the last 92 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada thus far in 2017.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first six months of 2017, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the 13 percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first six months of 2017. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for the remainder of 2017. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
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
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•	Enclosed trailers. According to Statistical Surveys, approximately 192,000 and 183,500 enclosed trailers were sold in 2016 and 2015, respectively.

•	Pontoon boats. Statistical Surveys also reported approximately 49,600 and 45,400 pontoon boats were sold in 2016 and 2015, respectively.

•	School buses. According to Wards Communications and R.L. Polk & Co., there were approximately 32,800 and 29,600 school buses sold in 2016 and 2015, respectively.

•	Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 81,100 and 70,500 manufactured home wholesale shipments in 2016 and 2015, respectively.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the second quarter of 2017 increased to $547 million, 24 percent higher than consolidated net sales for the second quarter of 2016 of $441 million. Acquisitions completed by the Company over the twelve months ended June 30, 2017, added $17 million in net sales in the second quarter of 2017. The 17 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, LCI’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth in the second quarter of 2017. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•
Net income for the second quarter of 2017 increased to $40.1 million, or $1.59 per diluted share, up from net income of $37.6 million, or $1.51 per diluted share, compared to the second quarter of 2016.

•
Consolidated operating profits during the second quarter of 2017 increased six percent, to $63.0 million from $59.4 million in the second quarter of 2016. Operating profit margin decreased to 12 percent in the second quarter of 2017 from 13 percent compared to the second quarter of 2016.

•
Labor and material costs increased during the second quarter of 2017, however, the Company continues to take actions to improve its cost structure. The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize available floorspace. The Company also has reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

•
The cost of aluminum and steel used in certain of the Company’s manufactured components declined during the first half of 2016; however, certain commodities experienced cost increases in the second half of 2016 and the first half of 2017 from market low points. Raw material costs continue to fluctuate and are expected to remain volatile.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Thus far in 2017, the Company completed three acquisitions:

◦
On June 30, 2017, the Company acquired 100 percent of the equity interests of Metallarte S.r.l. (“Metallarte”), a manufacturer of entry and compartment doors for the European caravan market located near Siena, Italy, and its subsidiary, RV Doors, S.r.l., a manufacturer of driver-side doors located near Venice, Italy. The purchase price was $14.1 million paid at closing, plus contingent consideration based on future sales by this operation.

◦
In May 2017, the Company acquired the business and certain assets of Lexington LLC (“Lexington”), a manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries located in Elkhart, Indiana. The purchase price was $40.0 million paid at closing.

◦
In February 2017, the Company acquired 100 percent of the outstanding shares of Sessa Klein S.p.A. (“Sessa Klein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation.

Integration activities for these and previously acquired businesses are underway and proceeding in line with established plans. The Company plans to grow sales and leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.

•
The effective tax rate for the six months ended June 30, 2017, was substantially lower than the comparable prior year period, primarily due to the recognition of excess tax benefits attributable to the adoption by the Company of Accounting Standards Update 2016-09, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences. The excess tax benefit equated to $5.2 million recognized in the first six months of 2017.

•	Return on equity for the twelve months ended June 30, 2017, which is calculated by taking net income over equity, improved to 25.0 percent, from the 24.1 percent return on equity in June 30, 2016.

•	In March and June 2017, the Company paid a quarterly dividend of $0.50 per share, aggregating to $12.4 million and $12.4 million, respectively.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2017 increased 24 percent, or $96 million, compared to the same period of 2016. Net sales of components to OEMs were to the following markets for the three months ended June 30:

(In thousands)	2017	2016	Change
RV OEMs:
Travel trailers and fifth-wheels	$357,251	$289,686	23%
Motorhomes	36,248	27,866	30%
Adjacent industries OEMs	109,276	89,364	22%
Total OEM Segment net sales	$502,775	$406,916	24%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2017	2016	Change
Travel trailer and fifth-wheel RVs	115,900	99,200	17%
Motorhomes	16,500	14,800	11%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the second quarter of 2017 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to market share gains.

The Company’s net sales growth in components for motorhomes during the second quarter of 2017 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2017 and 2016 and market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2017	2016	Change
Travel trailer and fifth-wheel RV	$3,104	$3,013	3%
Motorhome	$2,072	$1,920	8%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the second quarter of 2017 primarily due to acquisitions completed in 2017 and 2016 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $56.4 million in the second quarter of 2017, an improvement of $2.0 million compared to the same period of 2016. The operating profit margin of the OEM Segment in the second quarter of 2017 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $96 million larger sales base.

•	Increased sales to Adjacent Industries OEMs.

•	Sales mix changes and pricing changes of products, including increased sales of fifth-wheel products which have a higher margin.

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

Offset by:

•
Higher material costs for certain raw materials. Steel and aluminum costs increased in the second quarter of 2017. Material costs are subject to global supply and demand forces and are expected to remain volatile.

•
Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.

•
Fixed costs which were approximately $2 million to $3 million higher than in the second quarter of 2016. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2017 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2017 increased 21 percent, or $165 million, compared to the first six months of 2016. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2017	2016	Change
RV OEMs:
Travel trailers and fifth-wheels	$687,525	$573,055	20%
Motorhomes	73,292	56,389	30%
Adjacent industries OEMs	203,987	170,125	20%
Total OEM Segment net sales	$964,804	$799,569	21%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30, were:

	2017	2016	Change
Travel trailer and fifth-wheel RVs	217,400	190,000	14%
Motorhomes	32,800	28,800	14%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first six months of 2017 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains and acquisitions completed in 2017 and 2016.

The Company’s net sales growth in components for motorhomes during the first six months of 2017 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2017 and 2016 and market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to Adjacent Industries increased during the first six months of 2017, primarily due to acquisitions completed in the second half of 2016 and the first six months of 2017, and market share gains. Acquisitions added $19 million in net sales during the first six months of 2017. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $110.8 million in the first six months of 2017, an improvement of $5.8 million compared to the first six months of 2016. The operating profit margin of the OEM Segment in the first six months of 2017 was impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $165 million larger sales base.

•	Increased sales to Adjacent Industries OEMs.

•	Sales mix changes and pricing changes of products, including increased sales of fifth-wheel products which have a higher margin.

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
Partially offset by:

•
Fixed costs which were approximately $4 million to $5 million higher than in the first six months of 2016. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2017 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
Higher material costs for certain raw materials. Steel and aluminum costs increased in the first half of 2017. Material costs are subject to global supply and demand forces and are expected to remain volatile.

•
Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2017 increased 32 percent, or $11 million, compared to the same period of 2016. Net sales of components were as follows for the three months ended June 30:

(In thousands)	2017	2016	Change
Total Aftermarket Segment net sales	$44,708	$33,915	32%

The Company’s net sales to the Aftermarket increased during the second quarter of 2017 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $6.6 million in the second quarter of 2017, an increase of $1.6 million compared to the same period of 2016, primarily due to the increase in net sales to wholesale distributors with lower margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2017 increased 26 percent, or $17 million, compared to the same period of 2016. Net sales of components were as follows for the six months ended June 30:

(In thousands)	2017	2016	Change
Total Aftermarket Segment net sales	$81,015	$64,060	26%

The Company’s net sales to the Aftermarket increased during the first six months of 2017 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $11.3 million in the first six months of 2017, an increase of $1.3 million compared to the same period of 2016, primarily due to the increase in net sales to wholesale distributors with lower margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Income Taxes

The effective tax rates for the six months ended June 30, 2017 and 2016 were 31.4% and 35.6%, respectively. The effective tax rate for the six months ended June 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09, the tax benefit relating to U.S. manufacturer’s deduction and Federal and Indiana research and development (“R&D”) credits offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the six months ended June 30, 2017 as compared to the

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

same period in 2016 was due primarily to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 in the first quarter of 2017.
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

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2017	2016
Net cash flows provided by operating activities	$97,744	$133,351
Net cash flows used for investing activities	(110,895)	(47,446)
Net cash flows used for financing activities	(35,058)	(19,650)
Net (decrease) increase in cash and cash equivalents	$(48,209)	$66,255

Cash Flows from Operations

Net cash flows from operating activities in first six months of 2017 were $35.6 million lower than the same period of 2016, primarily due to:

•
A $32.5 million increase in accrued expenses and other liabilities in the first six months of 2017 compared to a $45.4 million increase in the same period of 2016, primarily due to timing of these payments.

•
A $61.5 million seasonal increase in accounts receivable in the first six months of 2017 compared to a $58.8 million increase in the same period of 2016, primarily due to increased net sales partially offset by the timing of payments by the Company’s customers. Overall, accounts receivable balances remain current with an increase in days sales outstanding to 22 at June 30, 2017, compared to 20 at June 30, 2016.

•
A $6.8 million increase in inventory in the first six months of 2017 compared to a $25.6 million decrease in the same period of 2016. Inventory turnover for the twelve months ended June 30, 2017 increased to 7.8 turns compared to 7.0 turns for the same period of 2016. The Company is working to improve inventory turnover, however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

Partially offset by:

•	A $9.8 million increase in net income in first six months of 2017 compared to the same period of 2016.
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

Depreciation and amortization was $25.5 million in the first six months of 2017, and is expected to be approximately $55 million to $60 million for fiscal year 2017. Non-cash stock-based compensation in the first six months of 2017 was $9.3 million. Non-cash stock-based compensation is expected to be approximately $19 million to $21 million in 2017.

Cash Flows from Investing Activities
Cash flows used for investing activities of $110.9 million in the first six months of 2017 were primarily comprised of $43.3 million for capital expenditures and $67.9 million for the acquisition of businesses. Cash flows used for investing activities

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

of $47.4 million in the first six months of 2016 were primarily comprised of $13.3 million for capital expenditures and $34.2 million for the acquisition of businesses. Information detailing out the acquisitions in the first six months of 2017 and 2016 are included in Note 2 of the Notes to the Condensed Consolidated Financial Statements.
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
The first six months of 2017 capital expenditures and acquisitions were funded by cash from operations. Capital expenditures in 2017 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first six months of 2017 were primarily comprised of a payment of dividends of $0.50 per share of the Company’s common stock, representing an aggregate of $12.4 million and $12.4 million, respectively, paid to stockholders of record as of March 6, 2017 and May 19, 2017, respectively. In addition, the Company had $7.5 million of shares tendered for payment of taxes. Further, the Company paid $2.6 million in contingent consideration related to acquisitions.

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
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $16.2 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2017, including $6.3 million recorded as a current liability. For further information, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.
On April 27, 2016, the Company announced the refinancing of its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit, which now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. At June 30, 2017, the Company had $2.4 million in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.6 million at June 30, 2017.
On March 30, 2017, the Company amended its “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”) to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility was $150.0 million at June 30, 2017. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100 million under the shelf-loan facility.
Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2017, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2017. The remaining availability under these facilities, not including the potential increase of $125 million under the Amended Credit Agreement, was $297.6 million at

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

June 30, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
Additional information on the Company’s Amended Credit Agreement and “shelf-loan” facility is included in Note 6 of the Notes to the Condensed Consolidated Financial Statements.

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

CONTINGENCIES

Information required by this item is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements and under Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, lease terminations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management's estimates.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At June 30, 2017, the Company had $49.9 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to June 30, 2017, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of derivative instruments.
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

b)	Changes in Internal Control over Financial Reporting
The Company has selected a new enterprise resource planning (“ERP”) system. Implementation of the new ERP software began in late 2013. To date, 23 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of June 30, 2017, would not be material to the Company’s financial position or annual results of operations.

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
August 8, 2017