Form 10-Q
period 2017-09-30
LCI INDUSTRIES
filed 2017-11-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 31, 2017) was 24,940,373 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
(In thousands, except per share amounts)

Net sales	$1,600,633	$1,275,999	$554,814	$412,370
Cost of sales	1,224,312	945,104	433,594	306,820
Gross profit	376,321	330,895	121,220	105,550
Selling, general and administrative expenses	206,225	170,641	73,293	60,412
Operating profit	170,096	160,254	47,927	45,138
Interest expense, net	1,162	1,285	311	396
Income before income taxes	168,934	158,969	47,616	44,742
Provision for income taxes	53,514	55,597	15,478	14,898
Net income	$115,420	$103,372	$32,138	$29,844

Net income per common share:
Basic	$4.62	$4.20	$1.28	$1.21
Diluted	$4.56	$4.15	$1.26	$1.19

Weighted average common shares outstanding:
Basic	24,993	24,587	25,060	24,724
Diluted	25,332	24,882	25,459	25,060

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
(In thousands)

Consolidated net income	$115,420	$103,372	$32,138	$29,844
Other comprehensive income (loss):
Net foreign currency translation adjustment	4,077	(595)	1,662	164
Total comprehensive income	$119,497	$102,777	$33,800	$30,008

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2017	2016	2016
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$19,762	$95,060	$86,170
Accounts receivable, net	139,144	89,626	57,374
Inventories, net	229,763	161,312	188,743
Prepaid expenses and other current assets	45,384	28,572	35,107
Total current assets	434,053	374,570	367,394
Fixed assets, net	210,304	153,167	172,748
Goodwill	123,001	93,925	89,198
Other intangible assets, net	134,761	109,553	112,943
Deferred taxes	32,380	29,208	31,989
Other assets	21,277	14,095	12,632
Total assets	$955,776	$774,518	$786,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$88,148	$55,681	$50,616
Accrued expenses and other current liabilities	109,849	97,733	98,735
Total current liabilities	197,997	153,414	149,351
Long-term indebtedness	49,918	49,940	49,949
Other long-term liabilities	60,805	39,796	37,335
Total liabilities	308,720	243,150	236,635

Stockholders’ equity
Common stock, par value $.01 per share	276	273	274
Paid-in capital	201,814	179,434	185,981
Retained earnings	472,154	381,723	395,279
Accumulated other comprehensive income (loss)	2,279	(595)	(1,798)
Stockholders’ equity before treasury stock	676,523	560,835	579,736
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	647,056	531,368	550,269
Total liabilities and stockholders’ equity	$955,776	$774,518	$786,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
(In thousands)
Cash flows from operating activities:
Net income	$115,420	$103,372
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	39,856	33,720
Stock-based compensation expense	15,042	11,421
Deferred taxes	—	183
Other non-cash items	3,655	1,728
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(69,720)	(46,028)
Inventories, net	(33,780)	13,451
Prepaid expenses and other assets	(18,662)	(7,659)
Accounts payable, trade	29,856	23,827
Accrued expenses and other liabilities	27,192	30,093
Net cash flows provided by operating activities	108,859	164,108
Cash flows from investing activities:
Capital expenditures	(60,342)	(21,927)
Acquisitions of businesses, net of cash acquired	(67,876)	(34,237)
Proceeds from sales of fixed assets	348	533
Other investing activities	(105)	(316)
Net cash flows used for investing activities	(127,975)	(55,947)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(7,313)	409
Proceeds from line of credit borrowings	9,715	81,458
Repayments under line of credit borrowings	(9,715)	(81,458)
Payment of dividends	(37,346)	(22,078)
Payment of contingent consideration related to acquisitions	(2,574)	(2,719)
Other financing activities	(59)	(1,018)
Net cash flows used for financing activities	(47,292)	(25,406)

Net (decrease) increase in cash and cash equivalents	(66,408)	82,755

Cash and cash equivalents at beginning of period	86,170	12,305
Cash and cash equivalents at end of period	$19,762	$95,060

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,291	$1,525
Cash paid during the period for income taxes, net of refunds	$48,181	$51,524
Purchase of property and equipment in accrued expenses	$1,205	$279

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2016	$274	$185,981	$395,279	$(1,798)	$(29,467)	$550,269
Net income	—	—	115,420	—	—	115,420
Issuance of 190,753 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(7,315)	—	—	—	(7,313)
Stock-based compensation expense	—	15,042	—	—	—	15,042
Issuance of 63,677 deferred stock units relating to prior year compensation	—	6,907	—	—	—	6,907
Other comprehensive income	—	—	—	4,077	—	4,077
Cash dividends ($1.50 per share)	—	—	(37,346)	—	—	(37,346)
Dividend equivalents on stock-based awards	—	1,199	(1,199)	—	—	—
Balance - September 30, 2017	$276	$201,814	$472,154	$2,279	$(29,467)	$647,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At September 30, 2017, the Company operated 52 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

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

2.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Nine Months Ended September 30, 2017

Metallarte S.r.l.

In June 2017, the Company acquired 100 percent of the equity interests of Metallarte S.r.l. (“Metallarte”), a manufacturer of entry and compartment doors for the European caravan market located near Siena, Italy, and its subsidiary, RV Doors, S.r.l., a manufacturer of driver-side doors located near Venice, Italy. The purchase price was $14.1 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

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

Lexington

In May 2017, the Company acquired the business and certain assets of Lexington LLC (“Lexington”), a manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries located in Elkhart, Indiana. The purchase price was $40.1 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$40,062

Customer relationships	$16,900
Other identifiable intangible assets	1,820
Net tangible assets	4,928
Total fair value of net assets acquired	$23,648

Goodwill (tax deductible)	$16,414

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$6,502
Contingent consideration	4,922
Total fair value of consideration given	$11,424

Customer relationships	$3,189
Other identifiable intangible assets	1,329
Net tangible assets	585
Total fair value of net assets acquired	$5,103

Goodwill (not tax deductible)	$6,321

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Acquisitions During the Nine Months Ended September 30, 2016

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

Cash consideration, net of cash acquired	$16,618
Contingent consideration	1,322
Total fair value of consideration given	$17,940

Customer relationships	$9,696
Other identifiable intangible assets	6,141
Net other liabilities	(3,482)
Total fair value of net assets acquired	$12,355

Goodwill (not tax deductible)	$5,585

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

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2016	$74,663	$14,535	$89,198
Acquisitions – 2017	29,277	—	29,277
Other	4,519	7	4,526
Net balance – September 30, 2017	$108,459	$14,542	$123,001

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Changes in goodwill resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,941	$39,792	$99,149	6	to	16
Patents	57,416	37,277	20,139	3	to	19
Trade names	10,416	4,708	5,708	3	to	15
Non-compete agreements	8,479	3,609	4,870	3	to	6
Other	309	101	208	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$220,248	$85,487	$134,761

Other intangible assets consisted of the following at September 30, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$106,316	$30,226	$76,090	6	to	16
Patents	55,172	32,290	22,882	3	to	19
Trade names	9,876	5,332	4,544	3	to	15
Non-compete agreements	4,569	3,460	1,109	3	to	6
Other	309	68	241	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$180,929	$71,376	$109,553

Other intangible assets consisted of the following at December 31, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$110,784	$32,414	$78,370	6	to	16
Patents	56,468	34,066	22,402	3	to	19
Trade names	10,041	5,667	4,374	3	to	15
Non-compete agreements	5,852	2,975	2,877	3	to	6
Other	309	76	233	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$188,141	$75,198	$112,943

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	September 30,		December 31,
(In thousands)	2017	2016	2016
Raw materials	$191,680	$127,708	$155,044
Work in process	10,562	11,227	7,509
Finished goods	27,521	22,377	26,190
Inventories, net	$229,763	$161,312	$188,743

4.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,		December 31,
(In thousands)	2017	2016	2016
Fixed assets, at cost	$396,789	$313,057	$337,362
Less accumulated depreciation and amortization	186,485	159,890	164,614
Fixed assets, net	$210,304	$153,167	$172,748

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,		December 31,
(In thousands)	2017	2016	2016
Employee compensation and benefits	$42,646	$45,299	$47,459
Current portion of accrued warranty	23,558	19,607	20,393
Taxes payable	5,613	—	41
Customer rebates	11,120	10,998	9,329
Other	26,912	21,829	21,513
Accrued expenses and other current liabilities	$109,849	$97,733	$98,735

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

(In thousands)	2017	2016
Balance at beginning of period	$32,393	$26,204
Provision for warranty expense	18,570	15,494
Warranty liability from acquired businesses	150	125
Warranty costs paid	(13,963)	(10,833)
Balance at end of period	37,150	30,990
Less long-term portion	13,592	11,383
Current portion of accrued warranty	$23,558	$19,607

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    LONG-TERM INDEBTEDNESS

At September 30, 2017 and 2016, and December 31, 2016, the Company had no outstanding borrowings on its line of credit.

On April 27, 2016, the Company refinanced its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit, which now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase, (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at September 30, 2017) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at September 30, 2017) depending on the Company’s performance and financial condition. At September 30, 2017 and 2016, the Company had $2.4 million and $2.5 million, respectively, in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.6 million at September 30, 2017.

On February 24, 2014, the Company entered into a $150.0 million “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2017. At September 30, 2017, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

On March 30, 2017, the Company amended its “shelf-loan” facility to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility was $150.0 million at September 30, 2017. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100.0 million under the shelf-loan facility. The Company is currently discussing a proposed amendment to the Amended Credit Agreement with JPMorgan Chase and the other lenders to address this limitation.

Borrowings under both the line of credit and the “shelf-loan” facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2017 and 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2017. The remaining availability under these facilities was $297.6 million at September 30, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2017 and 2016, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.6 percent and 12.4 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30:

(In thousands)	2017	2016
Balance at beginning of period	$9,241	$10,840
Acquisitions	7,288	1,322
Payments	(2,574)	(2,719)
Accretion (a)	1,227	976
Fair value adjustments (a)	1,204	1,046
Net foreign currency translation adjustment	659	—
Balance at end of the period (b)	17,045	11,465
Less current portion in accrued expenses and other current liabilities	(6,649)	(4,984)
Total long-term portion in other long-term liabilities	$10,396	$6,481

(a)	Recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of September 30, 2017 are $20.2 million undiscounted. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2017, would not be material to the Company’s financial position or annual results of operations.

8.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	September 30,		December 31,
(In thousands)	2017	2016	2016
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,625	27,308	27,434
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Weighted average shares outstanding for basic earnings per share	24,993	24,587	25,060	24,724
Common stock equivalents pertaining to stock-based awards	339	295	399	336
Weighted average shares outstanding for diluted earnings per share	25,332	24,882	25,459	25,060

The weighted average diluted shares outstanding for the nine months ended September 30, 2017 and 2016, exclude the effect of 117,223 and 219,302 shares of common stock, respectively, subject to stock-based awards. The weighted average diluted shares outstanding for the three months ended September 30, 2017 and 2016, exclude the effect of 64,353 and 171,514 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2017 and December 31, 2016:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2016	$0.30	04/01/16	04/15/16	$7,344
Second Quarter 2016	0.30	06/06/16	06/17/16	7,363
Third Quarter 2016	0.30	08/19/16	09/02/16	7,371
Fourth Quarter 2016	0.50	11/28/16	12/09/16	12,359
Total 2016	$1.40			$34,437

First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Third Quarter 2017	0.50	08/18/17	09/01/17	12,459
Nine Months Ended September 30, 2017	$1.50			$37,346

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

9.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2017				December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Unrealized gain on derivative instruments	$1,180	$—	$1,180	$—	$2,296	$—	$2,296	$—
Liabilities
Contingent consideration	$17,045	$—	$—	$17,045	$9,241	$—	$—	$9,241

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

Derivative Instruments

At September 30, 2017, the Company had derivative instruments for 19.2 million pounds of steel, in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire through December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net loss was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. At September 30, 2017, the $1.2 million corresponding asset was recorded in other current assets as reflected in the Condensed Consolidated Balance Sheets. A net loss of $1.1 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2017.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the nine months ended September 30:

	2017		2016
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Vacant owned facilities	$2,464	$—	$2,506	$—
Net assets of acquired businesses	38,068	—	27,840	—
Total assets	$40,532	$—	$30,346	$—

Vacant Owned Facilities

During the first nine months of 2017, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At September 30, 2017, the Company had one vacant owned facility with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

During the first nine months of 2016, the Company reviewed the recoverability of the carrying value of one vacant owned facility. At September 30, 2016, the Company had one vacant owned facility with an estimated fair value of over $3.0 million and a carrying value of $2.5 million, classified in fixed assets in the Condensed Consolidated Balance Sheets.

The determination of fair value was based on the best information available, including internal cash flow estimates, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

Net Assets of Acquired Businesses

The Company valued the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset acquired or liability assumed, the Company used different valuation techniques in determining the fair value. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and assumed liabilities, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

10.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 92 percent of consolidated net sales for each of the nine month periods ended September 30, 2017 and 2016, manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 71 percent of the Company’s OEM Segment net sales for the nine months ended September 30, 2017 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 8 percent of consolidated net sales for each of the nine month periods ended September 30, 2017 and 2016, supplies components to the related aftermarket channels of the RV and adjacent industries,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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

Information relating to segments follows for the:
	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,045,465	$836,634	$357,940	$263,579
Motorhomes	114,887	85,762	41,595	29,373
Adjacent industries OEMs	310,373	253,088	106,386	82,963
Total OEM Segment net sales	1,470,725	1,175,484	505,921	375,915
Aftermarket Segment:
Total Aftermarket Segment net sales	129,908	100,515	48,893	36,455
Total net sales	$1,600,633	$1,275,999	$554,814	$412,370
Operating profit:
OEM Segment	$151,867	$144,102	$41,025	$39,049
Aftermarket Segment	18,229	16,152	6,902	6,089
Total operating profit	$170,096	$160,254	$47,927	$45,138

11.    NEW ACCOUNTING PRONOUNCEMENTS

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not believe the updated requirements will materially impact the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019 with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which amends ASC 805, Business Combinations. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the consolidated statement of cash flows as an operating activity. The adoption of the ASU resulted in the recognition of excess tax benefits in the provision for income taxes within the Condensed Consolidated Financial Statements of $5.2 million for the nine months ended September 30, 2017. Additionally, the Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted.

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

The Company does not anticipate the adoption of this standard will have a material impact on its reported current net sales; however, given its acquisition strategy, there may be additional revenue streams acquired prior to the adoption date. The Company’s technical analysis is on-going with respect to variable consideration, whether certain contracts’ revenues will be recognized over time or at a point in time, and whether costs to obtain a contract will be capitalized. Further, the Company is continuing to assess what disaggregated revenue disclosures, in addition to current disclosures in Note 10 - Segment Reporting, will be required in its consolidated financial statements. The Company plans to adopt ASU 2014-09 using the modified retrospective approach on January 1, 2018.

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

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2017, the Company operated 52 manufacturing and distribution facilities located throughout the United States and in Canada and Italy. See Note 10 of the Notes to the Condensed Consolidated Financial Statements.

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries. Approximately 71 percent of the Company’s OEM Segment net sales for the twelve months ended September 30, 2017 were of components for travel trailer and fifth-wheel RVs, including:

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first nine months of 2017, the Company’s primary RV market, increased 18 percent to 321,300 units, compared to the same period of 2016, as a result of:

•
An estimated 30,100 unit increase in retail demand in the first nine months of 2017, or 10 percent, as compared to the same period of 2016. In addition, retail demand is typically revised upward over the subsequent quarter by approximately five to ten percent, primarily due to delayed RV registrations.

•
Partially offset by RV dealers seasonally decreasing inventory levels by an estimated 3,200 units for the period ended September 30, 2017, lower than the decrease in inventory levels of 22,000 units in the same period of 2016.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2017(1)	103,900	26%	113,700	5%	(9,800)
Quarter ended June 30, 2017	115,900	17%	138,000	12%	(22,100)
Quarter ended March 31, 2017	101,500	12%	72,800	16%	28,700
Quarter ended December 31, 2016	90,300	20%	58,300	17%	32,000
Twelve months ended September 30, 2017(1)	411,600	18%	382,800	11%	28,800

Quarter ended September 30, 2016	82,400	20%	108,700	9%	(26,300)
Quarter ended June 30, 2016	99,200	12%	122,800	9%	(23,600)
Quarter ended March 31, 2016	90,800	11%	62,900	15%	27,900
Quarter ended December 31, 2015	75,000	4%	49,900	16%	25,100
Twelve months ended September 30, 2016	347,400	12%	344,300	12%	3,100

(1)	Retail sales data for September 2017 has not been published; therefore retail and dealer inventory data includes a Company estimate for retail units sold in September.

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2017 increased 14 percent to 47,300 units compared to the same period of 2016. The Company estimates retail demand for motorhome RVs increased 13 percent in the first nine months of 2017, following an 11 percent increase in retail demand in 2016.
The RVIA has projected an 11 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2017 and a two percent increase for 2018. Several RV OEMs, however, are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2016. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 93 of the last 95 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada thus far in 2017.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first nine months of 2017, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the 10 percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first nine months of 2017. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for the remainder of 2017. The Company also remains confident in its ability

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the third quarter of 2017 increased to $555 million, 35 percent higher than consolidated net sales for the third quarter of 2016 of $412 million. Acquisitions completed by the Company over the twelve months ended September 30, 2017, added $24 million in net sales in the third quarter of 2017. The 26 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, LCI’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth in the third quarter of 2017. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•	Net income for the third quarter of 2017 increased to $32.1 million, or $1.26 per diluted share, up from net income of $29.8 million, or $1.19 per diluted share, compared to the third quarter of 2016.

•
Consolidated operating profits during the third quarter of 2017 increased six percent, to $47.9 million from $45.1 million in the third quarter of 2016. Operating profit margin decreased to nine percent in the third quarter of 2017 from 11 percent compared to the third quarter of 2016.

•
The improvement in the Company’s operating results were partially offset by continued increases in input costs, primarily steel, aluminum and direct labor. Aluminum costs have increased in excess of 20 percent over the prior year. Labor continues to remain a challenge with Elkhart County unemployment rates at less than three percent, and, as a result, the Company has initiated price increases that will be fully implemented by the first quarter of 2018.

•
Lean manufacturing teams continue working to reduce cost and implement processes to better utilize available floorspace. The Company also has reduced direct labor attrition which improves efficiency and on-time deliveries, while reducing other costs associated with workforce turnover. The Company has implemented a number of cost saving initiatives during the third quarter of 2017.

•
The cost of aluminum, steel and foam used in certain of the Company’s manufactured components declined during the first half of 2016; however, certain commodities experienced cost increases in the second half of 2016 and the first nine months of 2017 from market low points. Raw material costs continue to fluctuate and are expected to remain volatile.

•	Thus far in 2017, the Company completed three acquisitions:

◦
In June 2017, the Company acquired 100 percent of the equity interests of Metallarte S.r.l. (“Metallarte”), a manufacturer of entry and compartment doors for the European caravan market located near Siena, Italy, and its subsidiary, RV Doors, S.r.l., a manufacturer of driver-side doors located near Venice, Italy. The purchase price was $14.1 million paid at closing, plus contingent consideration based on future sales by this operation.

◦
In May 2017, the Company acquired the business and certain assets of Lexington LLC (“Lexington”), a manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries located in Elkhart, Indiana. The purchase price was $40.1 million paid at closing.

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

•
The effective tax rate for the nine months ended September 30, 2017, was substantially lower than the comparable prior year period, primarily due to the recognition of excess tax benefits attributable to the adoption by the Company of Accounting Standards Update 2016-09, which simplified several aspects of the accounting for share-based payment transactions, including income tax consequences. The excess tax benefit equated to $5.9 million recognized in the first nine months of 2017.

•	Return on equity for the twelve months ended September 30, 2017, which is calculated by taking net income over equity, was 24.2 percent.

•	In March, June and September 2017, the Company paid a quarterly dividend of $0.50 per share, aggregating to $12.4 million, $12.4 million and $12.5 million, respectively.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2017 increased 35 percent, or $130 million, compared to the same period of 2016. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2017	2016	Change
RV OEMs:
Travel trailers and fifth-wheels	$357,940	$263,579	36%
Motorhomes	41,595	29,373	42%
Adjacent industries OEMs	106,386	82,963	28%
Total OEM Segment net sales	$505,921	$375,915	35%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30 were:

	2017	2016	Change
Travel trailer and fifth-wheel RVs	103,900	82,400	26%
Motorhomes	14,500	12,800	13%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the third quarter of 2017 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to market share gains.

The Company’s net sales growth in components for motorhomes during the third quarter of 2017 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2017. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2017	2016	Change
Travel trailer and fifth-wheel RV	$3,172	$3,025	5%
Motorhome	$2,152	$1,957	10%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the third quarter of 2017 primarily due to acquisitions completed in 2017 and 2016 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $41.0 million in the third quarter of 2017, an improvement of $2.0 million compared to the same period of 2016. The operating profit margin of the OEM Segment in the third quarter of 2017 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a sales base that increased by $130 million.

•	Increased sales to Adjacent Industries OEMs.

•	Pricing changes of targeted products.

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
Offset by:

•
Higher material costs for certain raw materials. Steel, aluminum and foam costs increased in the third quarter of 2017. Material costs are subject to global supply and demand forces and are expected to remain volatile.

•
Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.

•
Fixed costs, which were approximately $3 million to $4 million higher than in the third quarter of 2016. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2017 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2017 increased 25 percent, or $295 million, compared to the first nine months of 2016. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2017	2016	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,045,465	$836,634	25%
Motorhomes	114,887	85,762	34%
Adjacent industries OEMs	310,373	253,088	23%
Total OEM Segment net sales	$1,470,725	$1,175,484	25%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30, were:

	2017	2016	Change
Travel trailer and fifth-wheel RVs	321,300	272,400	18%
Motorhomes	47,300	41,600	14%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first nine months of 2017 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains and acquisitions completed in 2017 and 2016.

The Company’s net sales growth in components for motorhomes during the first nine months of 2017 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2017 and 2016 and market share gains. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to Adjacent Industries increased during the first nine months of 2017, primarily due to acquisitions completed in the fourth quarter of 2016 and the first nine months of 2017, and market share gains. Acquisitions added $33 million in net sales during the first nine months of 2017. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $151.9 million in the first nine months of 2017, an improvement of $7.8 million compared to the first nine months of 2016. The operating profit margin of the OEM Segment in the first nine months of 2017 was impacted by:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•	Better fixed cost absorption by spreading fixed costs over a sales base that increased by $295 million.

•	Increased sales to Adjacent Industries OEMs.

•	Pricing changes of targeted products.

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
Partially offset by:

•
Fixed costs, which were approximately $8 million to $9 million higher than in the first nine months of 2016. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2017 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

•
Higher material costs for certain raw materials. Steel, aluminum and foam costs increased in the first nine months of 2017. Material costs are subject to global supply and demand forces and are expected to remain volatile.

•
Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2017 increased 34 percent, or $12 million, compared to the same period of 2016. Net sales of components were as follows for the three months ended September 30:

(In thousands)	2017	2016	Change
Total Aftermarket Segment net sales	$48,893	$36,455	34%

The Company’s net sales to the Aftermarket increased during the third quarter of 2017 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $6.9 million in the third quarter of 2017, an increase of $0.8 million compared to the same period of 2016; however, operating margin has decreased primarily due to the increase in net sales to wholesale distributors with lower margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2017 increased 29 percent, or $29 million, compared to the same period of 2016. Net sales of components were as follows for the nine months ended September 30:

(In thousands)	2017	2016	Change
Total Aftermarket Segment net sales	$129,908	$100,515	29%

The Company’s net sales to the Aftermarket increased during the first nine months of 2017 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $18.2 million in the first nine months of 2017, an increase of $2.1 million compared to the same period of 2016; however, operating margin has decreased primarily due to the increase in net sales to wholesale distributors with lower margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Income Taxes

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 31.7% and 35.0%, respectively. The effective tax rate for the nine months ended September 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09, the tax benefit relating to U.S. manufacturer’s deduction and Federal and Indiana research and development (“R&D”) credits offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 was due primarily to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 in the first quarter of 2017.
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

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2017	2016
Net cash flows provided by operating activities	$108,859	$164,108
Net cash flows used for investing activities	(127,975)	(55,947)
Net cash flows used for financing activities	(47,292)	(25,406)
Net (decrease) increase in cash and cash equivalents	$(66,408)	$82,755

Cash Flows from Operations

Net cash flows from operating activities in first nine months of 2017 were $55.2 million lower than the same period of 2016, primarily due to:

•
A $69.7 million seasonal increase in accounts receivable in the first nine months of 2017 compared to a $46.0 million increase in the same period of 2016, primarily due to increased net sales partially offset by the timing of payments by the Company’s customers. Overall, accounts receivable balances remain current with an increase in days sales outstanding to 22 at September 30, 2017, compared to 19 at September 30, 2016. The increase in days sales outstanding is due to growth in sales to adjacent and international customers which pay with longer terms.

•
A $33.8 million increase in inventory in the first nine months of 2017 compared to a $13.5 million decrease in the same period of 2016. Inventory turnover for the twelve months ended September 30, 2017 increased to 7.8 turns compared to 7.3 turns for the same period of 2016. The Company is working to improve inventory turnover;

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

•
A $27.2 million increase in accrued expenses and other liabilities in the first nine months of 2017 compared to a $30.1 million increase in the same period of 2016, primarily due to timing of these payments.

Partially offset by:

•	A $12.0 million increase in net income in first nine months of 2017 compared to the same period of 2016.
Over the long term, based on the Company’s collection and payment patterns, inventory turnover, changes to the sales mix and other emerging trends, the Company expects working capital to increase or decrease approximately 10 to 15 percent of the increase or decrease in net sales, respectively. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $39.9 million in the first nine months of 2017, and is expected to be approximately $55 million to $60 million for fiscal year 2017. Non-cash stock-based compensation in the first nine months of 2017 was $15.0 million. Non-cash stock-based compensation is expected to be approximately $19 million to $21 million in 2017.

Cash Flows from Investing Activities
Cash flows used for investing activities of $128.0 million in the first nine months of 2017 were primarily comprised of $60.3 million for capital expenditures and $67.9 million for the acquisition of businesses. Cash flows used for investing activities of $55.9 million in the first nine months of 2016 were primarily comprised of $21.9 million for capital expenditures and $34.2 million for the acquisition of businesses. Information detailing out the acquisitions in the first nine months of 2017 and 2016 are included in Note 2 of the Notes to the Condensed Consolidated Financial Statements.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2 percent of net sales, while the growth portion has averaged approximately 8 to 11 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. During 2017, the Company has focused capital investment in growth, automation and lean manufacturing initiatives.
The first nine months of 2017 capital expenditures and acquisitions were primarily funded by cash from operations. Capital expenditures in 2017 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows used for financing activities in the first nine months of 2017 were primarily comprised of payments of dividends of $0.50 per share of the Company’s common stock, representing an aggregate of $12.4 million, $12.4 million and $12.5 million, respectively, paid to stockholders of record as of March 6, 2017, May 19, 2017 and August 18, 2017, respectively. In addition, the Company had $7.3 million of shares tendered for payment of taxes. Further, the Company paid $2.6 million in contingent consideration related to acquisitions.
Cash flows used for financing activities in the first nine months of 2016 were primarily comprised of payments of dividends of $0.30 per share of the Company’s common stock, representing an aggregate of $7.3 million, $7.4 million and $7.4 million, respectively, paid to stockholders of record as of April 1, 2016, June 6, 2016 and August 19, 2016, respectively. In addition, the Company received $3.6 million in cash and the related tax benefits from the exercise of stock-based compensation, which was partially offset by $3.2 million of shares tendered for payment of taxes. Further, the Company paid $2.7 million in contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $17.0 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2017, including $6.6 million recorded as a current liability. For further information, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.
On April 27, 2016, the Company refinanced its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit, which now expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pound sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. At September 30, 2017, the Company had $2.4 million in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.6 million at September 30, 2017.
On March 30, 2017, the Company amended its “shelf-loan” facility with Prudential Investment Management, Inc. and its affiliates (“Prudential”) to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s “shelf-loan” facility was $150.0 million at September 30, 2017. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100 million under the shelf-loan facility.
Pursuant to the Amended Credit Agreement and “shelf-loan” facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2017, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.
Availability under both the Amended Credit Agreement and the “shelf-loan” facility is subject to a maximum leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2017. The remaining availability under these facilities, not including the potential increase of $125 million under the Amended Credit Agreement, was $297.6 million at September 30, 2017. The Company believes the availability under the Amended Credit Agreement and “shelf-loan” facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
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

INFLATION

The prices of key raw materials, consisting primarily of steel, aluminum, and foam, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
At September 30, 2017, the Company had $49.9 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to September 30, 2017, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of September 30, 2017, would not be material to the Company’s financial position or annual results of operations.

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
November 7, 2017