Form 10-K
period 2017-12-31
LCI INDUSTRIES
filed 2018-02-28
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,058,955,162. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 16, 2018) was 24,994,173 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 24, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

INDUSTRY AND MARKET DATA

Certain market and industry data and forecasts included in this report were obtained from independent market research, industry publications and surveys, governmental agencies and publicly available information. Industry surveys, publications and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We believe the data from such third-party sources to be reliable. However, we have not independently verified any of such data and cannot guarantee its accuracy or completeness. Similarly, internal market research and industry forecasts, which we believe to be reliable based upon our management’s knowledge of the market and the industry, have not been verified by any independent sources. While we are not aware of any misstatements regarding the market or industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward-Looking Statements,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

LCI INDUSTRIES

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	76

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	76

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES	77

PART IV –

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES	77

ITEM 16 - FORM 10-K SUMMARY	80

SIGNATURES	81

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

LCI’s products include steel chassis and related components; axles and suspension solutions; slide-out mechanisms and solutions; thermoformed bath, kitchen and other products; vinyl, aluminum and frameless windows; manual, electric and hydraulic stabilizer and leveling systems; entry, luggage, patio and ramp doors; furniture and mattresses; electric and manual entry steps; awnings and awning accessories; electronic components; appliances; televisions and sound systems; navigation systems; backup cameras; and other accessories.
The Company has two reportable segments: the original equipment manufacturers segment (the “OEM Segment”) and the aftermarket segment (the “Aftermarket Segment”). The OEM Segment accounted for 92 percent of consolidated net sales for 2017, and the Aftermarket Segment accounted for 8 percent of consolidated net sales for 2017. Approximately 71 percent of the Company’s OEM Segment net sales in 2017 were of products sold to manufacturers of travel trailer and fifth-wheel RVs.
The Company is focused on profitable growth in its industries, both organic and through acquisitions. In order to support this growth, over the past several years the Company has expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2017, the Company operated over 50 manufacturing and distribution facilities located throughout the United States and in Canada and Italy, and reported consolidated net sales of $2.1 billion for the year ended December 31, 2017.
The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. The Company’s principal executive and administrative offices are located at 3501 County Road 6 East, Elkhart, Indiana 46514; telephone number (574) 535-1125; website www.lci1.com; e-mail LCII@lci1.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports) filed or furnished with the SEC as soon as reasonably practicable after such materials are electronically filed or furnished.

Recent Developments

Sales and Profits
Consolidated net sales for the year ended December 31, 2017 increased to a record $2.1 billion, 28 percent higher than the consolidated net sales for the year ended December 31, 2016 of $1.7 billion. Acquisitions completed by the Company in 2017 added $42 million in net sales. An 18 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth. Further, the Company organically increased sales to adjacent industries and the aftermarket.
Net income for the full-year 2017 increased to $132.9 million, or $5.24 per diluted share, up from net income of $129.7 million, or $5.20 per diluted share, in 2016. Net income in 2017 included a one-time non-cash charge of $13.2 million ($0.52 per diluted share) related to the estimated impact of the Tax Cuts and Jobs Act (the “TCJA”). Excluding the estimated impact of the TCJA, adjusted net income was $146.1 million, or $5.76 per diluted share, in 2017 compared with $129.7 million, or $5.20 per diluted share, in 2016. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company's use of non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures.
In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company describes in detail the increase in its sales and profits during 2017.

Customer Concentrations

Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 38 percent, 37 percent and 28 percent of the Company’s consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 25 percent, 26 percent and 26 percent of the Company’s consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Jayco, Inc., a customer of both segments, accounted for 10 percent of the Company’s consolidated net sales for the year ended December 31, 2015, this customer was subsequently acquired by Thor and is included in the Thor’s 2017 and 2016 percentages above. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2017, 2016 and 2015. International sales, primarily in Europe and Australia, and export sales represented approximately 4 percent, 2 percent and 1 percent of consolidated net sales in 2017, 2016 and 2015, respectively.

Acquisitions

During 2017 and early 2018, the Company completed five acquisitions:

In February 2017, the Company acquired 100 percent of the outstanding shares of SessaKlein S.p.A. (“SessaKlein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation.

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

In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, located in Gloversville, New York. The preliminary purchase price was $88.9 million paid at closing.

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The preliminary purchase price was $49.9 million paid at closing.

Other Developments

In February 2018, the Company exercised its right to increase the maximum borrowings under the Amended Credit Agreement from $200 million to $325 million.

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

In 2017, the OEM Segment represented 92 percent of the Company’s consolidated net sales and 89 percent of consolidated segment operating profit. Approximately 71 percent of the Company’s OEM Segment net sales in 2017 were of products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

Raw materials used by the Company’s OEM Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, wood, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company’s OEM Segment consist primarily of fabricating, welding, thermoforming, painting, sewing and assembling components into finished products. The Company’s OEM Segment operations are conducted at over 50 manufacturing and distribution facilities throughout the United States, and in Canada and Italy, strategically located in proximity to the customers they serve. See Item 2. “Properties.”

The Company’s OEM Segment products are sold primarily to major manufacturers of RVs such as Thor Industries, Inc. (symbol: THO), Forest River, Inc. (a Berkshire Hathaway company, symbol: BRKA), Winnebago Industries, Inc. (symbol: WGO) and other RV OEMs, and to manufacturers in adjacent industries.

The RV industry is highly competitive, both among manufacturers of RVs and the suppliers of RV components, generally with low barriers to entry other than compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. The Company competes with several other component suppliers on a regional and national basis with respect to a broad array of components for both towable and motorized RVs. The Company’s operations compete on the basis of product quality and reliability, product innovation, price, customer service and customer satisfaction. Although definitive information is not readily available, the Company believes it is a leading supplier for towable RVs for the following principal RV products:

● windows,	● axles,
● doors,	● furniture,
● chassis,	● leveling systems, and
● slide-out mechanisms,	● awnings.
In addition to LCI, Dexter Axle Company is also a leading supplier of axles and Carefree of Colorado and Dometic Corporation are also leading suppliers of awnings.

OEM Segment net sales to adjacent industries increased 24 percent from $332 million in 2016 to $411 million in 2017, or 21 percent of total OEM Segment net sales in both periods. The Company’s market share for its products in adjacent industries cannot be readily determined; however, the Company continues to make investments in people, technology and equipment and is committed to expanding its presence in these industries.

Detailed narrative information about the results of operations of the OEM Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

According to the Recreation Vehicle Industry Association (“RVIA”), estimated RV ownership has increased to over nine million units. Additionally, as a result of a vibrant secondary market, one third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for aftermarket sales, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

Aftermarket Segment net sales increased from $131 million in 2016 to $171 million in 2017. The Company continues to make investments in people and technology to grow the Aftermarket Segment and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information relating to the Company’s business segments is included in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Sales and Marketing

The Company’s sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of its products, innovation, price, customer service and customer satisfaction. As a result of the Company’s strategic decision to increase its sales to the aftermarket and adjacent industries, as well as expand into international markets, the Company has increased its annual marketing and advertising expenditures over the past few years, which were $3.2 million in 2017.

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

Capacity

At December 31, 2017, the Company operated over 50 manufacturing and distribution facilities across the U.S. and in Canada and Italy. In 2017, the Company’s facilities operated at an average of approximately 55 percent of their practical capacity, assuming at least two shifts of production at all facilities. Capacity by facility varies significantly based on seasonal demand, as well as by product line and geographic region, with certain facilities at times operating below 50 percent utilization, and other facilities at times operating above 90 percent utilization. For most products, the Company has the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. Capital expenditures for 2017 were $87 million, which included approximately $45 million for growth, lean and automation initiatives, and approximately $42 million of replacement capital expenditures.

Seasonality

Most industries where the Company sells products or where its products are used, historically have been seasonal and generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, as well as the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of certain components to the aftermarket channels of these industries tend to be counter-seasonal.

International

Over the past several years, the Company has been gradually growing international sales, primarily in Europe and Australia, and export sales represented approximately 4 percent, 2 percent and 1 percent of consolidated net sales in 2017, 2016 and 2015, respectively. The Company continues to focus on developing products tailored for international RV markets. The Company participates in the largest RV shows in Europe and has been receiving positive feedback on its products, especially its proprietary slide-out products. The Company’s Director of International Business Development spends time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. The Company estimates the addressable market for annual net sales of its products outside of North America to be over $1 billion.

In May 2016, the Company acquired Project 2000 S.r.l., a manufacturer of motorized entry steps, bed lifts and RV accessories located near Florence, Italy, as a foundation for LCI in the European RV market. In February 2017, the Company acquired SessaKlein S.p.A., a manufacturer of highly engineered side window systems for both high speed and commuter trains located near Varese, Italy. The acquisition of SessaKlein introduced the Company to a new adjacent industry for the European and U.S. train markets, and, the Company believes, will accelerate the opportunities to expand LCI's product offerings for the European RV market. In June 2017, the Company acquired Metallarte S.r.l., a manufacturer of entry and compartment doors for the European caravan market with locations near Siena and Venice, Italy. In January 2018, the Company acquired the business and certain assets of Taylor Made Group, LLC, a leading supplier to the recreational marine industry, which also provides products to numerous other industries including agriculture, construction, powersports, mass transit, emergency, utility, golf, automotive industries and more. Taylor Made Group, LLC is headquartered in Gloversville, New York, and also has locations in the Republic of Ireland and the United Kingdom.

Intellectual Property

The Company holds approximately 200 United States and foreign patents and has approximately 60 patent applications pending that relate to various products sold by the Company. The Company has also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

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

Research and Development

The Company strives to be an industry leader in product innovation and is focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $14 million, $9 million and $8 million in 2017, 2016 and 2015, respectively.

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

Employees

As of December 31, 2017, the Company had 9,852 full-time employees. None of the employees of the Company are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

Executive Officers

The following table sets forth our executive officers as of December 31, 2017:

Name	Position

Jason D. Lippert	Chief Executive Officer and Director
Scott T. Mereness	President
Brian M. Hall	Chief Financial Officer
Andrew J. Namenye	Vice President – Chief Legal Officer and Secretary
Jamie M. Schnur	Chief Administrative Officer
Nick C. Fletcher	Chief Human Resources Officer

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or Directors of the Company. Additional information with respect to the Company’s Directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2018.

JASON D. LIPPERT (age 45) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Mr. Lippert has over 20 years of experience with the Company, and has served in a wide range of leadership positions.

SCOTT T. MERENESS (age 46) became President of the Company effective May 10, 2013, and has been President of Lippert Components since July 2010. Mr. Mereness has over 20 years of experience with the Company, and has served in a wide range of leadership positions.

BRIAN M. HALL (age 43) joined the Company in March 2013, and has served as Corporate Controller since June 2013, and Chief Financial Officer of the Company since November 2016. Prior to joining the Company, he spent more than 16 years in public accounting.

ANDREW J. NAMENYE (age 37) joined the Company in September 2017, and has been Vice President – Chief Legal Officer and Secretary since November 2017. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

JAMIE M. SCHNUR (age 46) became Chief Administrative Officer of the Company effective May 2013. Mr. Schnur has over 20 years of experience with the Company, and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 57) joined the Company in February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Other Officers

KIP A. EMENHISER (age 44) joined the Company in January 2017 as Corporate Controller. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

Additionally, manufacturing operations in most of the industries where we sell our products or where our products are used historically have been seasonal. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of products which include our components, and other factors, current and future seasonal industry trends may be different than in prior years. Unusually severe weather conditions in some geographic areas may also, from time to time, impact the timing of industry-wide shipments from one period to another.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and other products which use our components, which would cause reduced production by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing has in the past caused, and would in the future again likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently resulting in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products, and which could recur in the future.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 71 percent of our OEM Segment net sales in 2017, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Company-Specific Risk Factors

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2017, the OEM Segment represented 92 percent of our consolidated net sales, and 89 percent of consolidated segment operating profit. Approximately 71 percent of our OEM Segment net sales in 2017 were of products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2017. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

The loss of any key customer, or a significant reduction in purchases by such customers, could have a material adverse impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for 63 percent of our consolidated net sales in 2017. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have a material adverse impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

The prices we pay for steel and aluminum represented approximately 40 percent and 10 percent, respectively, of our raw material costs in 2017. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

Inadequate or interrupted supply of raw materials or components used to make our products could adversely impact our financial condition and operating results.

Our business depends on our ability to source raw materials, such as steel, aluminum, glass, fabric and foam, and certain components, such as electric motors, televisions and appliances, in a timely and cost efficient manner. Most materials and components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. If raw materials or components that are used in manufacturing our products or for which we act as a distributor, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted or delayed, our manufacturing and distribution operations could be adversely affected, which could adversely impact our financial condition and operating results.

In 2017, we imported, or purchased from suppliers who imported, approximately 30 percent of our raw materials and components. Additionally, we have the exclusive right to distribute Furrion’s complete line of electronics and appliance products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada, which products are imported from China. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, war, terrorism or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

We import a portion of our raw materials and the components we sell and the effect of foreign exchange rates could adversely affect our operating results.

We negotiate for the purchase of a significant portion of raw materials and semi-finished components with suppliers that are not located in the United States. As such, the prices we pay in part are dependent upon the rate of exchange for U.S. Dollars versus the currency of the local supplier. A dramatic weakening of the U.S. Dollar could increase our cost of goods sold and such cost increases may not be offset through price increases for our products, adversely impacting our margins.

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

The industries in which we are engaged are highly competitive and generally characterized by low barriers to entry, and we have numerous existing and potential competitors. Competition is based primarily upon product quality and reliability, product innovation, price, customer service and customer satisfaction.

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

We may incur unexpected expenses, or face delays and other obstacles, in connection with expansion plans or investments we make in our business, which could adversely impact our operating results.

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

In addition, to the extent our expansion plans involve acquisitions or joint ventures, we may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities, as well as significant financial, management and related resources that would otherwise be used for the ongoing development of our existing operations and internal expansion.

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.

Our facilities may be affected by natural disasters, such as tornadoes, hurricanes, fires, floods, earthquakes, and unusual weather conditions, as well as other external events such as epidemic outbreaks, terrorist attacks or disruptive political events, any one of which could adversely affect our business and result in lower sales. In the event that one of our manufacturing or distribution facilities was affected by a disaster or other event, we could be forced to shift production to one of our other facilities, which we may not be able to do effectively or at all, or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing or distribution facilities or customer service centers could impair our ability to meet the demands of our customers, and our customers may cancel orders with us or purchase products from our competitors, which could adversely affect our business and operating results.

We have recently entered new markets in an effort to enhance our growth potential, and uncertainties with respect to these new markets could impact our operating results.

Our ability to expand our market share for our products that are used as components for RVs is limited. We have made investments in an effort to expand the sale of our products in adjacent industries, such as buses, trucks, pontoon boats and trains, where we may have less familiarity with OEM or consumer preferences and could encounter difficulties in attracting customers due to a reduced level of familiarity with our brands. We have also made investments to expand the sale of our products in the aftermarket of our industries, and are exploring opportunities to increase export sales of our products to international markets. These investments involve significant resources, put a strain on our administrative, operational and financial capabilities and carry a risk of failure. Limited operating experience or limited brand recognition in new markets may limit our business expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products could adversely impact our business growth in these markets and our results of operations.

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

We have completed several business acquisitions and may continue to engage in acquisitions or similar activities, such as joint ventures and other business transactions. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Such acquisitions, joint ventures and other business transactions involve potential risks, including:

•	the failure to successfully integrate personnel, departments and systems, including IT and accounting systems, technologies, books and records and procedures,

•	the need for additional investments post-acquisition that could be greater than anticipated,

•	the assumption of liabilities of the acquired businesses that could be greater than anticipated,

•
incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results,

•	unforeseen difficulties related to entering geographic regions or industries in which we do not have prior experience, and

•	the potential loss of key employees or existing customers or adverse effects on existing business relationships with suppliers and customers.
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

We have been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately 4 percent, 2 percent and 1 percent of consolidated net sales in 2017, 2016 and 2015, respectively. We plan to continue pursuing international opportunities. Four of our acquisitions since 2015 are headquartered in Europe or have international operations and customers.

Conducting business outside of the United States is subject to various risks, many of which are beyond our control, including: adverse political and economic conditions; changes in tariffs, trade restrictions, trade agreements, and taxation; difficulties in managing or overseeing foreign operations and agents; differences in regulatory environments, labor practices and market practices; cultural and linguistic differences; foreign currency fluctuations; limitations on the repatriation of funds because of foreign exchange controls; different liability standards; potentially longer payment cycles; different credit risks; and intellectual property laws of countries which do not protect our rights in our intellectual property to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may have an adverse impact on our operating results and financial condition, as well as impact our ability to operate in international markets.

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
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the National Highway Traffic Safety Administration (“NHTSA”) of the United States Department of Transportation (“DOT”), the Consumer Products Safety Commission, the United States Department of Housing and Urban Development (“HUD”), and consumer safety standards promulgated by state regulatory agencies and industry associations. Sales and manufacturing operations in foreign countries may be subject to similar regulations. Any major recalls of our products, voluntary or involuntary, could adversely impact our reputation, net sales, financial condition and operating results. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. Our failure to comply with present or future regulations and standards could result in fines, penalties, recalls or injunctions being imposed on us, administrative penalties, potential civil and criminal liability, suspension of sales or production or cessation of operations.

Further, certain U.S. and foreign laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, quality of services, warranty, product liability, real estate, intellectual property, tax, import and export duties, tariffs, competition, environmental, and health and safety. We are also subject to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption and anti-bribery laws applicable to our operations. Compliance with these laws and others may be onerous and costly, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could adversely affect our results of operations. We cannot assure you that our employees, contractors, vendors or agents will not violate such laws and regulations or our policies and procedures related to compliance.

In addition, potentially significant expenditures could be required in order to comply with evolving healthcare, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities. Our operating profit margin in 2017 was impacted by higher health insurance costs, largely due to increased employee participation and improved retention, in addition to the new healthcare requirements, and operating profit will likely continue to be impacted in future periods.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees, contractors, vendors or agents could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. We cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have an adverse effect on our results of operations and/or our financial condition.

Our operations are subject to certain environmental laws and regulations, and costs of compliance, investigation or remediation of environmental conditions could have an adverse effect on our business and results of operations.

Our operations are also subject to certain complex federal, state and local environmental laws and regulations relating to air, water, noise pollution and the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation, and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. Our failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. Although we believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, one or more of our current or former operating sites, or adjacent sites owned by third-parties, have been affected by releases of hazardous materials. As a result, we may incur expenditures for future investigation and remediation, including in conjunction with voluntary remediation programs or third party claims. If other potentially responsible persons (“PRPs”) are unable or otherwise not obligated to contribute to remediation costs, we could be held responsible for their portion of the remediation costs, and those costs could be material. The operation of our manufacturing facilities entails risks, and we cannot assure you that our costs in relation to these environmental matters or compliance with environmental laws in general will not have an adverse effect on our business and results of operations.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on certain trademarks and patents, including contractual rights with third parties. Our success depends, in part, on our ability to protect our intellectual property against dilution, infringement, and competitive pressure by defending our intellectual property rights. We rely on intellectual property laws of the U.S., European Union, Canada, and other countries, as well as contractual and other legal rights, for the protection of our property rights. However, we cannot assure that these measures will be successful in any given instance, or that third parties will not infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation, which could result in a significant expenditure of funds and a diversion of resources. The inability to protect our intellectual property rights could result in competitors manufacturing and marketing similar products which could adversely affect our market share and results of operations. Competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we receive or license. We may also be subject to claims by third parties, seeking to enforce their claimed intellectual property rights. The loss of protection for our intellectual property could reduce the market value of our products and services, lower our profits, and could otherwise have an adverse effect on our business, financial condition or results of operation.

Compliance with conflict mineral disclosure requirements will create additional compliance cost and may create reputational challenges.

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required annual disclosures that began in May 2014. We have incurred costs and diverted internal resources to comply with these disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. Compliance costs are expected to continue in future periods, subject to any regulatory changes implemented by the current administration in Washington, D.C. Further action or clarification from the SEC or a court regarding required disclosures could result in reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products and are required to make such disclosures.

If our information technology systems fail to perform adequately or are breached, our operations could be disrupted and it could adversely affect our business, reputation and results of operation.
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
Cyber-attacks, such as those involving the deployment of malware, are increasing in frequency, sophistication and intensity and have become increasingly difficult to detect. We have an information security team that deploys the latest firewalls and constantly monitors and continually updates our security protections to mitigate these risks, but despite these ongoing efforts, we may still be vulnerable to a breach. If we fail to maintain or protect our information systems and data integrity effectively, we could: lose existing customers; have difficulty attracting new customers; have difficulty preventing, detecting and controlling fraud; have disputes with customers and suppliers; have regulatory sanctions or penalties imposed; incur increased operating expenses; incur expenses or lose revenues as a result of a data privacy breach; or suffer other adverse consequences.
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

A portion of our total assets as of December 31, 2017 was comprised of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

We may become more leveraged.

Financing for our investments is typically provided through a combination of currently available cash and cash equivalents and use of our line of credit. The incurrence of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our outlook by one or more of our lenders.

We are subject to covenants in our debt agreements that may restrict or limit our operations and acquisitions and our failure to comply with the covenants in our debt agreements could have a material adverse impact on our business, results of operations and financial condition.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. These defaults could have a material adverse impact on our business, results of operations and financial condition.

Although we currently pay regular quarterly dividends on our common stock, we cannot assure you that we will continue to pay a regular quarterly dividend.

In March 2016, our Board of Directors approved the commencement of a dividend program under which we have paid regular quarterly cash dividends to holders of our common stock. Our ability to pay dividends, and our Board of Directors’ determination to maintain our current dividend policy, will depend on numbers factors, including:

•	the state of our business, competition, and changes in our industry;

•	changes in the factors, assumptions, and other considerations made by our Board of Directors in reviewing and revising our dividend policy;

•	our future results of operations, financial condition, liquidity needs, and capital resources;

•	limitations in our financing arrangements; and

•	our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, and taxes.

Each of the factors listed above could negatively affect our ability to pay dividends in accordance with our dividend policy or at all. In addition, the Board may elect to suspend or alter the current dividend policy at any time.

Our stock price may be volatile.

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include:

•	the perceived prospects of our business and our industries as a whole;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes affecting the availability of financing in the wholesale and consumer lending markets;

•	actions or announcements by competitors;

•	changes in laws and regulations affecting our business;

•	the gain or loss of significant customers;

•	significant sales of shares by a principal stockholder;

•	changes in key personnel;

•	actions taken by stockholders that may be contrary to Board of Director recommendations; and

•	changes in general economic or market conditions.
In addition, stock markets generally experience significant price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. Many of the properties listed manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment. Square footage is not allocated across the segments. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The Company’s primary administrative offices are located in Elkhart and Mishawaka, Indiana. Total administrative space company-wide aggregates approximately 420,000 square feet. At December 31, 2017, the Company’s properties were as follows:

City	State/Province	Square Feet	Owned	Leased
Double Springs	Alabama	109,000	☑
Gilbert	Arizona	11,600		☑
Rialto	California	62,700	☑
Lakeland	Florida	15,000		☑
Kissimmee	Florida	4,246		☑
Fitzgerald	Georgia	79,000	☑
Nampa	Idaho	141,080		☑
Nampa	Idaho	83,500	☑
Nampa	Idaho	22,000		☑
Twin Falls	Idaho	16,060		☑
Fort Wayne (2)	Indiana	740,784		☑
Goshen	Indiana	410,000	☑
South Bend	Indiana	379,902		☑
Goshen	Indiana	355,960	☑
Goshen	Indiana	341,000		☑
Mishawaka (2)	Indiana	314,356	☑
Elkhart	Indiana	308,864	☑
Elkhart	Indiana	250,000	☑

City	State/Province	Square Feet		Owned	Leased
Elkhart	Indiana	200,800			☑
Elkhart	Indiana	160,000		☑
Goshen	Indiana	153,200		☑
Goshen	Indiana	144,500		☑
Fort Wayne	Indiana	140,000			☑
Middlebury	Indiana	122,226		☑
Auburn	Indiana	119,000			☑
Goshen	Indiana	118,125		☑
Goshen	Indiana	110,000		☑
Elkhart	Indiana	102,900			☑
Middlebury	Indiana	101,776		☑
Goshen	Indiana	95,960			☑
Elkhart	Indiana	92,000		☑
Goshen	Indiana	87,800		☑
Elkhart	Indiana	87,000			☑
Goshen	Indiana	74,200		☑
Howe	Indiana	60,000		☑
Goshen	Indiana	53,500		☑
Elkhart	Indiana	28,000			☑
Elkhart	Indiana	27,200			☑
Goshen	Indiana	22,000			☑
Elkhart	Indiana	18,000			☑
Millersburg	Indiana	10,000			☑
Elkhart	Indiana	7,300			☑
Milan	Italy	55,176			☑
Monteriggioni	Italy	16,500			☑
Calenzano	Italy	15,000			☑
Venice	Italy	10,500			☑
Sterling Heights	Michigan	56,248			☑
Jackson Center	Ohio	12,000			☑
Tulsa	Oklahoma	30,953			☑
Pendleton	Oregon	56,800		☑
McMinnville	Oregon	35,700		☑
Denver	Pennsylvania	40,200			☑
Granby	Quebec	96,875		☑
Chester	South Carolina	108,600		☑
Gaffney	South Carolina	55,000			☑
Myrtle Beach	South Carolina	9,800			☑
Springfield	Tennessee	60,000			☑
Waxahachie	Texas	195,000		☑
Kaysville	Utah	70,000			☑
		6,704,891	(1)
____________________________

(1)	At December 31, 2016, the Company used an aggregate of 5,234,137 square feet for manufacturing and warehousing.
(2)    Facilities under construction in preparation for manufacturing and warehousing at December 31, 2017.

At December 31, 2017, the Company maintained the following facilities, or partial facilities, not currently used in production but currently leased to third parties.

City	State/Province	Square Feet	Owned	Leased
Phoenix	Arizona	61,000	☑
South Bend	Indiana	134,235		☑
		195,235

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2017, would not be material to the Company’s financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 16, 2018, there were 315 holders of the Company’s common stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s common stock trades on the New York Stock Exchange under the symbol “LCII”.

Information concerning the high and low sales prices of the Company’s common stock for each quarter during 2017 and 2016 is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	720,874	$—	737,689
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	720,874	$—	737,689

Pursuant to the LCI Industries Equity Award and Incentive Plan, As Amended and Restated (the “Plan”), which was approved by stockholders in May 2011, the Company may grant to its directors, employees, and other eligible persons equity-based awards, such as stock options, restricted stock and deferred stock units. The number of shares available for granting awards under the Plan was 737,689 at December 31, 2017, and 1,049,752 at December 31, 2016. The Plan is the Company’s only equity compensation plan.

In 2015, the Company paid a special cash dividend of $2.00 per share to holders of record of its common stock. In April, June and September 2016, the Company paid a quarterly dividend of $0.30 per share, and in December 2016, the Company paid a quarterly dividend of $0.50 per share. During 2016, total dividends of $1.40 per share of common stock, representing an aggregate of $34.4 million, were paid to stockholders. In March, June and September 2017, the Company paid a quarterly dividend of $0.50 per share, and in December 2017, the Company paid a quarterly dividend of $0.55 per share. During 2017, total dividends of $2.05 per share of common stock, representing an aggregate of $51.1 million, were paid to stockholders.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013

Operating Data:
Net sales	$2,147,770	$1,678,898	$1,403,066	$1,190,782	$1,015,576
Operating profit	214,281	200,850	116,254	95,487	78,298
Income before income taxes	212,844	199,172	114,369	95,057	77,947
Provision for income taxes*	79,960	69,501	40,024	32,791	27,828
Net income*	132,884	129,671	74,345	62,266	50,119

Net income per common share:
Basic*	$5.31	$5.26	$3.06	$2.60	$2.15
Diluted*	5.24	5.20	3.02	2.56	2.11

Cash dividends per common share	$2.05	$1.40	$2.00	$2.00	$—

Financial Data:
Net working capital	$235,066	$218,043	$146,964	$100,451	$107,339
Total assets	945,858	786,904	622,856	543,841	453,184
Long-term obligations	111,100	87,284	85,419	41,758	21,380
Stockholders’ equity	652,745	550,269	438,575	394,898	313,613

*
Amounts include a one-time non-cash charge of $13.2 million ($0.52 per diluted share) related to the estimated impact of the TCJA for the year ended December 31, 2017. See “Provision for Income Taxes” and “Non-GAAP Measures” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information related to the impact of the TCJA and for additional information regarding the Company's use of non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures.

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

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2017, the Company operated over 50 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,405,983	$1,099,882	$938,787
Motorhomes	159,417	116,191	86,513
Adjacent industries OEMs	411,223	332,018	274,760
Total OEM Segment net sales	1,976,623	1,548,091	1,300,060
Aftermarket Segment:
Total Aftermarket Segment net sales	171,147	130,807	103,006
Total net sales	$2,147,770	$1,678,898	$1,403,066

Operating profit:
OEM Segment	$190,276	$180,850	$105,224
Aftermarket Segment	24,005	20,000	14,746
Total segment operating profit	214,281	200,850	119,970
Severance	—	—	(3,716)
Total operating profit	$214,281	$200,850	$116,254

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration is included in the segment to which it relates.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2017	2016	2015
Net sales:
OEM Segment	92%	92%	93%
Aftermarket Segment	8%	8%	7%
Total net sales	100%	100%	100%

Operating Profit:
OEM Segment	89%	90%	88%
Aftermarket Segment	11%	10%	12%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2017	2016	2015
OEM Segment	9.6%	11.7%	8.1%
Aftermarket Segment	14.0%	15.3%	14.3%

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 71 percent of the Company’s OEM Segment net sales for the year ended December 31, 2017 were of components for travel trailer and fifth-wheel RVs, including:

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

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of certain components to the aftermarket channels of these industries tend to be counter-seasonal.

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2017, the Company’s primary RV market, increased 18 percent to 429,500 units, compared to 2016, as a result of:

•
An estimated 43,300 unit increase in retail demand in 2017, or 12 percent, as compared to 2016. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•	RV dealers increasing inventory levels by an estimated 33,500 units in 2017, compared to a decrease in inventory levels of 10,000 units in 2016.

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

	Wholesale		Retail		Estimated Unit Impact on Dealer
	Units	Change	Units	Change	Inventories
Year ended December 31, 2017	429,500	18%	396,000	12%	33,500
Year ended December 31, 2016	362,700	15%	352,700	11%	10,000
Year ended December 31, 2015	314,400	5%	317,100	14%	(2,700)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2017 increased 14 percent to 62,600 units compared to 2016. Retail demand for motorhome RVs also increased 12 percent in 2017, following an 11 percent increase in retail demand in 2016.
The RVIA has projected a modest increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2018. Several RV OEMs, however, are introducing new product lines and additional features, and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2017. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 96 of the last 98 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in late 2017 and into early 2018.
Although future retail demand is inherently uncertain, RV industry fundamentals in 2017, including generally low unemployment, steady fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the estimated 12 percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion, the impact of recent tax law changes, and the advent of stronger dealer networks, are positive signs for 2018. The Company believes it can exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
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

Adjacent Industries

The Company’s portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, three of the last five business acquisitions completed by the Company through the date of this report were focused in Adjacent Industries.

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•	Enclosed trailers. According to Statistical Surveys, approximately 210,000, 192,000 and 184,000 enclosed trailers were sold in 2017, 2016 and 2015, respectively.

•	Pontoon boats. Statistical Surveys also reported approximately 50,200, 49,000 and 44,600 pontoon boats were sold in 2017, 2016 and 2015, respectively.

•	School buses. According to School Bus Fleet, there were approximately 36,800, 36,200 and 35,500 school buses sold in 2017, 2016 and 2015, respectively.

•
Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 92,900, 81,100 and 70,500 manufactured home wholesale shipments in 2017, 2016 and 2015, respectively.

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

According to the RVIA, estimated RV ownership has increased to over nine million units. Additionally, as a result of a vibrant secondary market, one third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for aftermarket sales, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Highlights

•
Consolidated net sales for the year ended December 31, 2017 increased to a record $2.1 billion, 28 percent higher than consolidated net sales for the year ended December 31, 2016 of $1.7 billion. Acquisitions completed by the Company in 2017 added $42 million in net sales. The 18 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, LCI’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth in 2017. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•
Net income for the full-year 2017 increased to $132.9 million, or $5.24 per diluted share, up from net income of $129.7 million, or $5.20 per diluted share, in 2016. Net income in 2017 included a one-time non-cash charge of $13.2 million ($0.52 per diluted share) related to the estimated impact of the TCJA. Excluding the estimated impact of the TCJA, adjusted net income was $146.1 million, or $5.76 per diluted share, in 2017 compared with $129.7 million, or $5.20 per diluted share, in 2016. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures” for additional information regarding the Company’s use of non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures.

•	Consolidated operating profits during 2017 increased 7 percent, to $214.3 million from $200.9 million in 2016. Operating profit margin decreased to 10.0 percent in 2017 from 12.0 percent in 2016.

•
The Company continues to take actions to improve its cost structure. The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.

•
The cost of aluminum and steel used in certain of the Company’s manufactured components increased throughout 2017 from recent lows in 2016 and 2015. Raw material costs continue to fluctuate and are expected to remain volatile.

•	During 2017, the Company completed three acquisitions:

•	Metallarte S.r.l. - An Italian manufacturer of entry and compartment doors for the European caravan market, with estimated annual sales of $12 million, completed in June 2017;

•
Lexington - An Elkhart, Indiana-based manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries with estimated annual sales of $60 million, completed in May 2017; and

•	SessaKlein S.p.A. - An Italian manufacturer of highly engineered side window systems for high speed and commuter rail trains with estimated annual sales of $11 million, completed in February 2017.

•
Integration activities for these acquired businesses are underway and proceeding in line with established plans. The Company plans to leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.

•
In March, June and September 2017, the Company paid a quarterly dividend of $0.50 per share, aggregating $12.4 million, $12.4 million and $12.5 million, respectively. In December 2017, the Company paid a quarterly dividend of $0.55 per share, aggregating $13.7 million.

OEM Segment

Net sales of the OEM Segment in 2017 increased 28 percent, or $428.5 million, compared to 2016. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2017	2016	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,405,983	$1,099,882	28%
Motorhomes	159,417	116,191	37%
Adjacent industries OEMs	411,223	332,018	24%
Total OEM Segment net sales	$1,976,623	$1,548,091	28%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2017	2016	Change
Travel trailer and fifth-wheel RVs	429,500	362,700	18%
Motorhomes	62,600	54,800	14%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2017 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains in 2017.

The Company’s net sales growth in components for motorhomes during 2017 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period primarily due to acquisitions and market share gains in 2017. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2017	2016	Change
Travel trailer and fifth-wheel RV	$3,263	$3,022	8%
Motorhome	$2,219	$2,011	10%
The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during 2017 primarily due to market share gains and acquisitions completed in 2017. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $190.3 million in 2017, an improvement of $9.4 million compared to 2016. The operating profit margin of the OEM Segment was 9.6% in 2017, compared to 11.7% in 2016, which was impacted by:

•
Higher material costs for certain raw materials. Steel and aluminum costs increased throughout 2017 from recent lows in 2016 and 2015. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•
Fixed costs which were approximately $11 million to $12 million higher in 2017 compared to 2016. Over the past several years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2017 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

•
While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, the highly competitive labor market in the industry has driven an increase in labor rates in 2017.

Partially offset by:

•	Better fixed cost absorption by spreading fixed costs over a $429 million larger sales base.

•	Increasing sales to Adjacent Industries OEMs, which generally have better margins.

•
Leverage from investments over the past several years to increase capacity and improve operating efficiencies. Further, the Company has implemented efficiency improvements, including lean manufacturing initiatives, increased use of automation and employee retention initiatives. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.

•	Strategic pricing changes of products.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2017 increased 31 percent, or $40.3 million, compared to 2016. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2017	2016	Change
Total Aftermarket Segment net sales	$171,147	$130,807	31%

The Company’s net sales to the Aftermarket Segment increased during 2017 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $24.0 million in 2017, an increase of $4.0 million compared to 2016, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business. Operating profit margin of the Aftermarket Segment was 14.0 percent in 2017, compared to 15.3 percent in 2016. The decrease in operating profit margin was primarily due to the mix of sales between warehouse distribution centers, which have lower margins, and retail dealerships.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Highlights

•
Consolidated net sales for the year ended December 31, 2016 increased to $1.7 billion, 20 percent higher than the year ended December 31, 2015 of $1.4 billion. Acquisitions completed by the Company in 2016 added $64 million in net sales. The 15 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary OEM market, as well as increased content per unit, positively impacted net sales growth in 2016. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•	Net income for the full-year 2016 increased to $129.7 million, or $5.20 per diluted share, up from net income of $74.3 million, or $3.02 per diluted share, in 2015.

•	Consolidated operating profits during 2016 increased 73 percent, to $200.9 million from $116.3 million in 2015. Operating profit margin increased to 12.0 percent in 2016 from 8.3 percent in 2015.

•
The Company continued to take actions to improve its cost structure. The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continued working to reduce cost and implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

•
The cost of aluminum and steel used in certain of the Company’s manufactured components declined during the second half of 2015 and continued into 2016; however, certain commodities have experienced cost increases in the second half of 2016 from market low points. Raw material costs continue to fluctuate and are expected to remain volatile.

•	During 2016, the Company completed five acquisitions:

•	Camping Connection - A Myrtle Beach, South Carolina and Kissimmee, Florida RV repair and service provider, with estimated annual sales of $2 million, completed November 2016;

•
Atwood Seating and Chassis Components -- An Elkhart, Indiana-based seating and chassis components business of Atwood Mobile Products, a subsidiary of Dometic Group, with estimated annual sales of $30 million, completed November 2016;

•	Project 2000 S.r.l. - An Italian manufacturer of innovative, space-saving bed lifts and retractable steps, with estimated annual sales of $14 million, completed May 2016;

•	Flair Interiors - A Goshen, Indiana-based manufacturer of RV furniture, with estimated annual sales of $25 million, completed February 2016; and

•
Highwater Marine Furniture - An Elkhart, Indiana-based marine furniture operation providing furniture solutions for Highwater Marine, LLC, a manufacturer of pontoon boats. Estimated annual sales for the marine furniture operation were $20 million, completed January 2016.

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

OEM Segment

Net sales of the OEM Segment in 2016 increased 19 percent, or $248 million, compared to 2015. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2016	2015	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,099,882	$938,787	17%
Motorhomes	116,191	86,513	34%
Adjacent industries	332,018	274,760	21%
Total OEM Segment net sales	$1,548,091	$1,300,060	19%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2016	2015	Change
Travel trailer and fifth-wheel RVs	362,700	314,400	15%
Motorhomes	54,800	47,300	16%

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

Operating profit of the OEM Segment was $180.9 million in 2016, an improvement of $75.6 million compared to 2015. The operating profit margin of the OEM Segment in 2016 was impacted by:

•	Better fixed cost absorption by spreading fixed costs over a $248 million larger sales base.

•	Increasing sales to Adjacent Industries OEMs

•
Lower material costs for certain raw materials. Steel and aluminum costs declined in the second half of 2015 and continued into 2016. Costs for these commodities experienced some increases in the second and third quarters of 2016. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.

•	Sales mix and pricing changes of products, including increasing sales of fifth-wheel products which has a higher margin.

•	Indirect labor cost savings initiated in the fourth quarter of 2015 to reduce such costs on an annualized basis.

•
Investments over the past several years to increase capacity and improve operating efficiencies. Further, the Company implemented efficiency improvements, including lean manufacturing initiatives, increased use of automation and employee retention initiatives. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

•	Lower group health and workers' compensation claims. The Company actively works to manage and reduce these costs; however, these costs remain subject to fluctuation.
Partially offset by:

•
Fixed costs which were approximately $6 to $7 million higher than in 2015. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2016 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

•
While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2016 increased 27 percent, or $28 million, compared to 2015. Net sales of components were as follows for the years ended December 31:

(In thousands)	2016	2015	Change
Total Aftermarket Segment net sales	$130,807	$103,006	27%

The Company’s net sales to the Aftermarket increased during 2016 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company's increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $20 million in 2016, an increase of $5.3 million compared to 2015, primarily due to the increase in net sales and the higher margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Severance

In 2015, the Company initiated a focused program to reduce indirect labor costs. In connection with this cost reduction program and certain changes at the executive level, the Company incurred severance charges of $3.7 million in the year ended December 31, 2015.

Provision for Income Taxes

The effective income tax rate for 2017 was 37.6 percent compared to 34.9 percent in 2016. During the fourth quarter of 2017, the Company recorded a one-time non-cash charge of $13.2 million related to the enactment of the TCJA which resulted in the re-measurement of certain deferred tax assets using the lower U.S. corporate income tax rate. Excluding the one-time charge, the Company’s effective tax rate was 31.4 percent for the year ended December 31, 2017, as referenced in the “Non-GAAP Measures” section. The 2017 effective tax rate, adjusted for the impact of TCJA, was lower than 2016 primarily due to the impact of adoption of ASU 2016-09, which changed the treatment of excess tax benefits related to share-based compensation by requiring any benefit or deficiency to be recognized into income, which resulted in a tax benefit of $8.4 million in 2017. The Company estimates the 2018 effective income tax rate to be approximately 22 percent to 24 percent.

The effective income tax rate for 2016 was 34.9 percent compared to 35.0 percent in 2015.

Non-GAAP Measures

In addition to reporting financial results in accordance with U.S. GAAP, the Company also has included in this Annual Report on Form 10-K non-GAAP measures that adjust for the impact of enactment of the TCJA. This item represents a significant charge that impacted the Company’s financial results. Net income, earnings per diluted share, and the effective tax rate are all measures for which the Company provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for this item is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. The determination of this item may not be comparable to similarly titled measures used by other companies.

	Twelve months ended December 31, 2017
(In thousands, except per share amounts)	Income before income taxes	Provision for income taxes	Net income	Effective tax rate	Diluted earnings per share
As reported GAAP	$212,844	$79,960	$132,884	37.6%	$5.24
Impact of TCJA (1)	—	(13,209)	13,209	(6.2)%	0.52
Adjusted non-GAAP	$212,844	$66,751	$146,093	31.4%	$5.76

Note: Percentages may not sum due to rounding.
(1) During the fourth quarter of 2017, the Company recorded a non-cash tax charge of $13.2 million related to the enactment of the TCJA. The charge resulted from the re-measurement of the Company’s deferred tax assets considering the TCJA’s newly enacted tax rates. This provisional amount is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2017	2016	2015
Net cash flows provided by operating activities	$155,083	$203,407	$95,018
Net cash flows used for investing activities	(145,875)	(91,707)	(66,116)
Net cash flows used for financing activities	(69,329)	(37,835)	(16,601)
Net (decrease) increase in cash and cash equivalents	$(60,121)	$73,865	$12,301

Cash Flows from Operations

Net cash flows provided by operating activities were $155.1 million in 2017, compared to $203.4 million in 2016, primarily due to:

•
A $78.7 million increase in inventory for the year ended December 31, 2017, compared to a $7.9 million increase in 2016. Inventory turnover for the year ended December 31, 2017 increased to 7.7 turns compared to 7.5 turns for 2016. The Company is working to improve inventory turnover; however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

•
A $38.5 million net increase in accounts payable and accrued expenses and other liabilities for the year ended December 31, 2017, compared to a $50.5 million net increase in 2016, primarily due to the timing of payments.

Partially offset by:

•	Increases in non-cash charges against net income in 2017 including:

•	An $8.6 million increase in depreciation and amortization primarily due to investments in acquisitions and capital expenditures.

•	A $4.6 million increase in stock-based compensation in 2017 compared to 2016.

•	A $10.9 million increase in prepaid expenses and other assets in 2017, compared to a $15.6 million increase in 2016.

•	A $3.2 million increase in net income in 2017 compared to 2016.

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

Depreciation and amortization was $54.7 million in 2017, and is expected to be approximately $65 million to $70 million in 2018. Non-cash stock-based compensation in 2017 was $20.0 million, including $0.5 million of deferred stock units issued to certain executive officers in lieu of cash for a portion of their 2016 incentive compensation in accordance with their compensation arrangements. Non-cash stock-based compensation is expected to be approximately $22 million to $24 million in 2018.

Net cash flows provided by operating activities were $203.4 million in 2016, compared to $95.0 million in 2015, primarily due to:

•	A $55.3 million increase in net income in 2016 compared to 2015.

•
A $50.5 million increase in accounts payable and accrued expenses and other liabilities for the year ended December 31, 2016, compared to a $5.9 million net decrease in 2016, primarily due to the timing of payments.

•
A $7.9 million increase in inventory for the year ended December 31, 2016 compared to a $31.3 million increase in 2015. The increase in 2015 was impacted by the distribution and supply agreement entered into with Furrion Limited, which resulted in additional inventory of $11 million. Inventory turnover for the year ended December 31, 2016 increased to 7.5 turns compared to 6.9 turns for 2015.

•	Increases in non-cash charges against net income in 2016 including:

•	A $4.5 million increase in depreciation and amortization primarily due to investments in acquisitions and capital expenditures.

•	A $1.4 million increase in stock-based compensation in 2016 compared to 2015.
Partially offset by:

•
A $13.9 million increase in accounts receivable for the year ended December 31, 2016, compared to a $2.1 million decrease in 2015, primarily due to increased net sales partially offset by the timing of payments by the Company's customers. Overall, accounts receivable balances remained current with an increase in days sales outstanding to 16 at December 31, 2016, compared to 14 at December 31, 2015. The increase in days sales outstanding was due to growth in sales to adjacent and international customers which pay with longer terms.

•
A $15.6 million increase in prepaid expenses and other assets for the year ended December 31, 2016, compared to a $2.2 million increase in 2015. The increase included an income tax receivable of $13.1 million at December 31, 2016, compared to an income tax receivable of $8.5 million at December 31, 2015.

Cash Flows from Investing Activities
Cash flows used for investing activities of $145.9 million in 2017 were primarily comprised of $87.2 million for capital expenditures and $60.6 million for the acquisition of businesses.
In February 2017, the Company acquired 100 percent of the outstanding shares of SessaKlein S.p.A. (“SessaKlein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation.
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
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately 2 percent of net sales, while the growth portion has averaged approximately 7 to 10 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages.
The 2017 capital expenditures and acquisitions were funded by cash from operations and periodic borrowings under the Company’s line of credit and $50 million of Senior Promissory Notes issued under the Shelf-Loan Facility with Prudential. Capital expenditures and acquisitions in 2018 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.
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

Cash Flows from Financing Activities

Cash flows used for financing activities in 2017 primarily included the payment of dividends to stockholders of $51.1 million, $10.5 million from the exercise of stock-based awards, net of shares tendered for the payment of taxes, and $7.7 million in payments for contingent consideration related to acquisitions. The Company had no outstanding borrowings under the line of credit as of December 31, 2017, but borrowings reached a high of $9.8 million during 2017.
Cash flows used for financing activities in 2016 primarily included the payment of dividends to stockholders of $34.4 million and $4.9 million in payments for contingent consideration related to acquisitions. The Company had no outstanding borrowings under the line of credit as of December 31, 2016, but borrowings reached a high of $33.0 million during 2016.
Cash flows used for financing activities in 2015 included the payment of a special dividend of $2.00 per share of the Company’s Common Stock, representing an aggregate of $48.2 million, paid to stockholders of record as of March 27, 2015, partially offset by a net increase in indebtedness of $34.4 million. The increase in indebtedness included new debt comprised of $50.0 million of Senior Promissory Notes drawn in March 2015 under the Prudential Investment Management, Inc. shelf-loan facility, partially offset by a $15.7 million decrease in debt due to paying down the Company’s line of credit. The Company had no outstanding borrowings under the line of credit as of December 31, 2015, but borrowings reached a high of $71.6 million during 2015. In addition, in 2015, the Company made $4.0 million in payments for contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company is contractually obligated to pay additional cash consideration. The Company has recorded a $12.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2017, including $4.7 million recorded as a current liability. For further information, see Note 10 of the Notes to the Consolidated Financial Statements.
Credit Facilities
See Note 8 in the Notes to Consolidated Financial Statements for a description of our credit facilities.
The Company believes the availability under the line of credit and shelf-loan facility (as defined in Note 8 in the Notes to Consolidated Financial Statements) is adequate to finance the Company’s anticipated cash requirements for the next twelve months.
Contractual Obligations and Commitments
Future minimum commitments relating to the Company’s contractual obligations at December 31, 2017 were as follows:

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years	Other
Total indebtedness	$50,000	$—	$50,000	$—	$—	$—
Interest on fixed rate indebtedness (a)	3,713	1,675	2,038	—	—	—
Operating leases	72,185	11,863	19,855	13,835	26,632	—
Employment contracts (b)	16,767	10,277	6,336	154	—	—
Deferred compensation (c)	20,865	166	2,942	6,606	5,738	5,413
Royalty agreements and contingent consideration payments (d)	15,339	4,834	8,471	1,883	151	—
Purchase obligations (e)	549,023	458,482	90,156	385	—	—
Taxes (f)	3,900	3,900	—	—	—	—
Total	$731,792	$491,197	$179,798	$22,863	$32,521	$5,413

(a)	The Company has used the contractual payment dates and the fixed interest rates in effect as of December 31, 2017, to determine the estimated future interest payments for fixed rate indebtedness.

(b)	Includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.

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

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including historical warranty costs, current trends, product mix, and sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required.

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

Fair Value of Net Assets of Acquired Businesses

The Company values the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company uses different valuation techniques in determining the fair value. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. By their nature, these assumptions require judgment, and if management had chosen different assumptions, the fair value of net assets of acquired businesses would have been different. For further information on acquired assets and liabilities, see Notes 3 and 12 of the Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

Information required by this item is included in Note 2 of the Notes to the Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in 2017 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2017, the Company had $49.9 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2017, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.

The Company is also exposed to changes in the prices of raw materials, specifically steel and aluminum. The Company has, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. See Note 12 of the Notes to Consolidated Financial Statements for a more detailed discussion of derivative instruments.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Chicago, Illinois
February 28, 2018

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
(In thousands, except per share amounts)

Net sales	$2,147,770	$1,678,898	$1,403,066
Cost of sales	1,654,656	1,249,995	1,097,064
Gross profit	493,114	428,903	306,002
Selling, general and administrative expenses	278,833	228,053	186,032
Severance	—	—	3,716
Operating profit	214,281	200,850	116,254
Interest expense, net	1,437	1,678	1,885
Income before income taxes	212,844	199,172	114,369
Provision for income taxes	79,960	69,501	40,024
Net income	$132,884	$129,671	$74,345

Net income per common share:
Basic	$5.31	$5.26	$3.06
Diluted	$5.24	$5.20	$3.02

Weighted average common shares outstanding:
Basic	25,020	24,631	24,295
Diluted	25,375	24,933	24,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
(In thousands)

Consolidated net income	$132,884	$129,671	$74,345
Other comprehensive income (loss):
Net foreign currency translation adjustment	4,237	(1,798)	—
Total comprehensive income	$137,121	$127,873	$74,345

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$26,049	$86,170
Accounts receivable, net of allowances of $1,536 and $1,150 at December 31, 2017 and December 31, 2016, respectively	82,157	57,374
Inventories, net	274,748	188,743
Prepaid expenses and other current assets	34,125	35,107
Total current assets	417,079	367,394
Fixed assets, net	228,950	172,748
Goodwill	124,183	89,198
Other intangible assets, net	130,132	112,943
Deferred taxes	24,156	31,989
Other assets	21,358	12,632
Total assets	$945,858	$786,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$79,164	$50,616
Accrued expenses and other current liabilities	102,849	98,735
Total current liabilities	182,013	149,351
Long-term indebtedness	49,924	49,949
Other long-term liabilities	61,176	37,335
Total liabilities	293,113	236,635

Stockholders’ equity
Common stock, par value $.01 per share: authorized
75,000 shares; issued 27,674 shares at December 31, 2017
and 27,434 shares at December 31, 2016	277	274
Paid-in capital	203,990	185,981
Retained earnings	475,506	395,279
Accumulated other comprehensive income (loss)	2,439	(1,798)
Stockholders’ equity before treasury stock	682,212	579,736
Treasury stock, at cost, 2,684 shares at December 31, 2017
and December 31, 2016	(29,467)	(29,467)
Total stockholders’ equity	652,745	550,269
Total liabilities and stockholders’ equity	$945,858	$786,904

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
(In thousands)
Cash flows from operating activities:
Net income	$132,884	$129,671	$74,345
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	54,727	46,167	41,624
Stock-based compensation expense	20,036	15,420	14,043
Deferred taxes	6,808	(2,598)	1,062
Other non-cash items	4,371	1,540	1,335
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(12,601)	(13,899)	2,082
Inventories, net	(78,698)	(7,856)	(31,276)
Prepaid expenses and other assets	(10,898)	(15,553)	(2,249)
Accounts payable, trade	20,727	18,800	(21,783)
Accrued expenses and other liabilities	17,727	31,715	15,835
Net cash flows provided by operating activities	155,083	203,407	95,018
Cash flows from investing activities:
Capital expenditures	(87,221)	(44,671)	(28,989)
Acquisitions of businesses, net of cash acquired	(60,588)	(48,725)	(41,058)
Proceeds from note receivable	1,500	2,000	2,000
Proceeds from sales of fixed assets	467	698	2,337
Other investing activities	(33)	(1,009)	(406)
Net cash flows used for investing activities	(145,875)	(91,707)	(66,116)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(10,531)	2,574	1,470
Proceeds from line of credit borrowings	28,130	81,458	614,629
Repayments under line of credit borrowings	(28,130)	(81,458)	(630,279)
Payment of dividends	(51,057)	(34,437)	(48,227)
Proceeds from shelf-loan borrowing	—	—	50,000
Payment of contingent consideration related to acquisitions	(7,682)	(4,944)	(3,974)
Other financing activities	(59)	(1,028)	(220)
Net cash flows used for financing activities	(69,329)	(37,835)	(16,601)

Net (decrease) increase in cash and cash equivalents	(60,121)	73,865	12,301

Cash and cash equivalents at beginning of period	86,170	12,305	4
Cash and cash equivalents at end of period	$26,049	$86,170	$12,305

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,650	$1,992	$2,113
Cash paid during the period for income taxes, net of refunds	$53,620	$65,792	$33,782
Purchase of property and equipment in accrued expenses	$2,640	$1,461	$646

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance - January 1, 2015	$265	$147,186	$276,914	$—	$(29,467)	$394,898
Net income	—	—	74,345	—	—	74,345
Issuance of 505,312 shares of common stock pursuant to stock-based awards	5	(7,563)	—	—	—	(7,558)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	9,028	—	—	—	9,028
Stock-based compensation expense	—	14,043	—	—	—	14,043
Issuance of 36,578 deferred stock units relating to prior year compensation	—	2,046	—	—	—	2,046
Special cash dividend ($2.00 per share)	—	—	(48,227)	—	—	(48,227)
Dividend equivalents on stock-based awards	—	1,826	(1,826)	—	—	—
Balance - December 31, 2015	270	166,566	301,206	—	(29,467)	438,575
Net income	—	—	129,671	—	—	129,671
Issuance of 395,274 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	4	(5,413)	—	—	—	(5,409)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	7,983	—	—	—	7,983
Stock-based compensation expense	—	15,420	—	—	—	15,420
Issuance of 4,784 deferred stock units relating to prior year compensation	—	264	—	—	—	264
Other comprehensive loss	—	—	—	(1,798)	—	(1,798)
Cash dividends ($1.40 per share)	—	—	(34,437)	—	—	(34,437)
Dividend equivalents on stock-based awards	—	1,161	(1,161)	—	—	—
Balance - December 31, 2016	274	185,981	395,279	(1,798)	(29,467)	550,269
Net income	—	—	132,884	—	—	132,884
Issuance of 239,854 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(10,534)	—	—	—	(10,531)
Stock-based compensation expense	—	20,036	—	—	—	20,036
Issuance of 63,677 deferred stock units relating to prior year compensation	—	6,907	—	—	—	6,907
Other comprehensive income	—	—	—	4,237	—	4,237
Cash dividends ($2.05 per share)	—	—	(51,057)	—	—	(51,057)
Dividend equivalents on stock-based awards	—	1,600	(1,600)	—	—	—
Balance - December 31, 2017	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of components for the leading original equipment manufacturers (“OEMs”) of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At December 31, 2017, the Company operated over 50 manufacturing and distribution facilities located throughout the United States and in Canada and Italy.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of certain components to the aftermarket channels of these industries tend to be counter-seasonal.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including historical warranty costs, current trends, product mix, and sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required.

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

The Company accounts for uncertainty in tax positions by recognizing in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Further, the Company assesses the tax benefits of the tax positions in its financial statements based on experience with similar tax positions, information obtained during the examination process and the advice of experts. The Company recognizes previously unrecognized tax benefits upon the earlier of the expiration of the period to assess tax in the applicable taxing jurisdiction or when the matter is constructively settled and upon changes in statutes or regulations and new case law or rulings. The Company classifies interest and penalties related to income taxes as a component of income tax expense in its Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2017 and 2016, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs.

Other Intangible Assets
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. Intangible assets are amortized using either an accelerated or straight-line method, whichever best reflects the pattern in which the estimated future economic benefits of the asset will be consumed. The useful lives of intangible assets are determined after considering the expected cash flows and other specific facts and circumstances related to each intangible asset.

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

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Foreign Currency Translation

The financial statements of the Company's international subsidiaries generally are measured using the local currency as the functional currency. The translation from the applicable foreign currency to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company reflects net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gains or losses in selling, general and administrative expenses in the Consolidated Statements of Income.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, derivative instruments and accounts payable approximate their fair value due to the short-term nature of these instruments.

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

Shipping and Handling Costs

The Company records shipping and handling costs within selling, general and administrative expenses. Such costs aggregated $68.6 million, $51.8 million and $45.8 million in the years ended December 31, 2017, 2016 and 2015, respectively.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which amends ASC 805, Business Combinations. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect the adoption will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach with early adoption permitted.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach, and the adoption is expected to have a material effect on the Company's consolidated financial statements. While the Company continues to assess the effect of adoption, the most significant expected change relates to the recognition of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate, machinery and equipment, and vehicle operating leases.

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

The Company has completed the process of evaluating controls and new disclosure requirements and identifying and implementing appropriate changes to its business processes and systems to support recognition and disclosure under the new guidance. The Company will adopt ASU 2014-09 using the modified retrospective approach on January 1, 2018. The adoption is not expected to have a material impact on the Company's reported current net sales or result in a cumulative effect adjustment to beginning retained earnings. The Company will expand its disaggregated revenue disclosures currently included in Note 13 - Segment Reporting to satisfy the disclosure requirements of the standard.

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the consolidated statement of cash flows as an operating activity. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods were not adjusted. The adoption of the ASU resulted in the recognition of excess tax benefits in the provision for income taxes within the Consolidated Financial Statements of $8.4 million for the year ended December 31, 2017. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2018

Hehr

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The preliminary purchase price was $49.9 million paid at closing, and is subject to potential post-closing adjustments related to net working capital. The Company is unable to make all the disclosures required by ASC 805-10-50-2 at this time as the initial accounting and pro forma analysis for this business combination is incomplete.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Taylor Made

In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The preliminary purchase price was $88.9 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The Company is unable to make all the disclosures required by ASC 805-10-50-2 at this time as the initial accounting and pro forma analysis for this business combination is incomplete.

Acquisitions in 2017

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

Cash consideration, net of cash acquired	$13,501
Contingent consideration	2,366
Total fair value of consideration given	$15,867

Customer relationships	$7,000
Other identifiable intangible assets	2,150
Net other liabilities	(320)
Total fair value of net assets acquired	$8,830

Goodwill (not tax deductible)	$7,037

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

SessaKlein S.p.A.

In February 2017, the Company acquired 100 percent of the outstanding shares of SessaKlein S.p.A. (“SessaKlein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $8.5 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Cash consideration	$12,463

Customer relationships	$1,500
Net other assets	10,915
Total fair value of net assets acquired	$12,415

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Cash consideration	$9,248

Identifiable intangible assets	$480
Net tangible assets	8,868
Total fair value of net assets acquired	$9,348

Gain on bargain purchase	$100

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2015	$69,822	$13,797	$83,619
Acquisitions – 2016	5,059	738	5,797
Other	(218)	—	(218)
Net balance – December 31, 2016	74,663	14,535	89,198
Acquisitions – 2017	29,772	—	29,772
Other	5,206	7	5,213
Net balance – December 31, 2017	$109,641	$14,542	$124,183

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2017, 2016 and 2015, and concluded no goodwill impairment existed at that time. The Company plans to update its review as of November 30, 2018, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. In conjunction with the Company’s change in reportable segments during the second quarter of 2016, goodwill was reassigned to reporting units using a relative fair value allocation. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed. The goodwill balance as of each of December 31, 2017, 2016 and 2015 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2015.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table.

Other Intangible Assets

Other intangible assets, by segment, consisted of the following at December 31:

(In thousands)	2017	2016
OEM Segment	$116,648	$97,689
Aftermarket Segment	13,484	15,254
Other intangible assets	$130,132	$112,943

Other intangible assets consisted of the following at December 31, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,687	$42,276	$96,411	6	to	16
Patents	57,576	38,764	18,812	3	to	19
Trade names	10,995	5,381	5,614	3	to	15
Non-compete agreements	8,536	4,128	4,408	3	to	6
Other	309	109	200	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$220,790	$90,658	$130,132

Other intangible assets consisted of the following at December 31, 2016:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$110,784	$32,414	$78,370	6	to	16
Patents	56,468	34,066	22,402	3	to	19
Trade names	10,041	5,667	4,374	3	to	15
Non-compete agreements	5,852	2,975	2,877	3	to	6
Other	309	76	233	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$188,141	$75,198	$112,943

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Cost of sales	$5,631	$5,967	$6,017
Selling, general and administrative	13,942	11,791	10,038
Amortization expense	$19,573	$17,758	$16,055

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2018	2019	2020	2021	2022
Cost of sales	$5,324	$4,680	$3,633	$3,093	$2,229
Selling, general and administrative	13,976	12,672	10,945	9,825	9,168
Amortization expense	$19,300	$17,352	$14,578	$12,918	$11,397

4.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2017	2016
Raw materials	$233,187	$155,044
Work in process	10,408	7,509
Finished goods	31,153	26,190
Inventories, net	$274,748	$188,743

5.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2017	2016	in Years
Land	$19,176	$13,802
Buildings and improvements	118,555	106,831	10 to 40
Leasehold improvements	12,707	11,918	3 to 10
Machinery and equipment	201,081	167,691	3 to 15
Furniture and fixtures	39,047	27,053	3 to 8
Construction in progress	33,490	10,067
Fixed assets, at cost	424,056	337,362
Less accumulated depreciation and amortization	195,106	164,614
Fixed assets, net	$228,950	$172,748

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Cost of sales	$27,042	$22,993	$21,289
Selling, general and administrative expenses	7,798	5,140	4,137
Total	$34,840	$28,133	$25,426

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2017	2016
Employee compensation and benefits	$39,365	$47,459
Current portion of accrued warranty	23,055	20,393
Customer rebates	11,124	9,329
Other	29,305	21,554
Accrued expenses and other current liabilities	$102,849	$98,735

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s historical warranty costs, current trends, product mix, and sales.

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2017	2016	2015
Balance at beginning of period	$32,393	$26,204	$21,641
Provision for warranty expense	25,399	20,985	17,267
Warranty liability from acquired businesses	150	125	240
Warranty costs paid	(19,440)	(14,921)	(12,944)
Balance at end of period	38,502	32,393	26,204
Less long-term portion	15,447	12,000	9,184
Current portion of accrued warranty	$23,055	$20,393	$17,020

7.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $4.2 million, $3.1 million and $2.5 million to this plan during the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $4.9 million, $2.3 million and $1.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.2 million, $1.5 million and $0.8 million from the Plan during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, deferred compensation of $20.7 million and $13.4 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $0.2 million and $0.2 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests approximately 85 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2017 and 2016, life insurance contract assets of $18.2 million and $8.2 million, respectively, were recorded in other assets.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    LONG-TERM INDEBTEDNESS

At December 31, 2017 and 2016, the Company had no outstanding borrowings on its line of credit.

On April 27, 2016, the Company refinanced its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit and expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling and euros. The maximum borrowings under the line of credit can be further increased by $125.0 million, subject to certain conditions. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at December 31, 2017) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at December 31, 2017) depending on the Company’s performance and financial condition. At December 31, 2017 and 2016, the Company had $2.4 million and $2.5 million, respectively, in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $197.6 million at December 31, 2017.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (the “Shelf-Loan Facility”) with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2017. At December 31, 2017, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

On March 30, 2017, the Company amended its Shelf-Loan Facility to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s Shelf-Loan Facility was $150.0 million at December 31, 2017. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100.0 million under the Shelf-Loan Facility. The Company is currently discussing a proposed amendment to the Amended Credit Agreement with JPMorgan Chase Bank N.A. and the other lenders to address this limitation.

Borrowings under both the line of credit and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At December 31, 2017 and 2016, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2017. The remaining availability under these facilities was $297.6 million at December 31, 2017. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

In February 2018, the Company exercised its right to increase the maximum borrowings under the Amended Credit Agreement from $200 million to $325 million. The terms and conditions of this incremental amendment remain the same, although an additional LIBO Rate period of one week was added.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.    INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2017	2016	2015
United States	$213,967	$196,827	$113,280
Foreign	(1,123)	2,345	1,089
Total earnings before income taxes	$212,844	$199,172	$114,369

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Current:
Federal	$62,274	$61,073	$31,132
State and local	10,720	10,560	7,670
Foreign	158	466	160
Total current provision	73,152	72,099	38,962
Deferred:
Federal	7,614	(2,506)	466
State and local	(806)	(110)	596
Foreign	—	18	—
Total deferred provision	6,808	(2,598)	1,062
Provision for income taxes	$79,960	$69,501	$40,024

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law making significant changes to the Internal Revenue Code (“IRC”). The TCJA changes included a reduction of the corporate income tax rate from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, a provision that allows for full expensing of certain qualified property, repeal of the manufacturing deduction, and further limitations on the deductibility of certain executive compensation. The TCJA contains other provisions that are not expected to materially affect the Company, including a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, limitations on the deductibility of interest expense, and the creation of U.S. tax base erosion provisions.

U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, the Company has calculated its best estimate of the impact of the TCJA in its year-end income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing and has recorded $13.2 million as an additional income tax expense in the fourth quarter of 2017. The provisional amount recorded relates to the re-measurement of certain deferred tax assets and liabilities based on the 21 percent future rate at which they are expected to reverse.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In accordance with SAB 118, the Company has determined the $13.2 million of deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. Any subsequent adjustment to these provisional amounts will be recorded to deferred tax expense in the quarter of 2018 when additional information is obtained. Additional information that may affect the Company's provisional amounts would include a more detailed analysis of historical foreign earnings as well as potential correlative adjustments, further clarification and guidance on how the Internal Revenue Service (“IRS”) will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings and the potential for additional guidance from the SEC or the FASB related to the TCJA. The Company’s accounting for executive compensation under the TCJA is subject to adjustment as the Company is not yet able to make a reasonable estimate of the effect. The TCJA provides an exception to the rule regarding executive compensation for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under prior tax law. The Company is awaiting IRS regulations regarding the binding contract requirement to determine the impact of the law change.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies in share-based compensation are recognized immediately as income tax expense in the Consolidated Statement of Income. This will result in increased volatility in the Company’s effective tax rate. Excess tax benefits on stock-based compensation of $8.0 million and $9.0 million were credited directly to stockholders’ equity during the years ended December 31, 2016 and 2015, respectively, relating to tax benefits which exceeded the compensation cost for stock-based compensation recognized in the Consolidated Financial Statements.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 35 percent for 2017, 2016 and 2015 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2017	2016	2015
Income tax at federal statutory rate	$74,495	$69,710	$40,029
State income tax, net of federal income tax impact	6,011	6,480	4,386
Foreign tax rate differential	(322)	(614)	(82)
Domestic production deduction	(5,511)	(5,067)	(2,336)
Share-based payment compensation	(7,683)	—	—
Federal tax credits	(1,110)	(1,736)	(919)
Changes in tax law (TCJA)	13,210	—	—
Other	870	728	(1,054)
Provision for income taxes	$79,960	$69,501	$40,024

At December 31, 2017, federal income taxes payable of $2.3 million and state income taxes payable of $1.7 million were included in accrued expenses and other current liabilities. At December 31, 2016, federal income taxes receivable of $12.7 million and state income taxes receivable of $0.4 million were included in prepaid expenses and other current assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2017	2016
Deferred tax assets:
Goodwill and other intangible assets	$5,773	$10,952
Stock-based compensation	7,607	7,550
Deferred compensation	5,387	5,184
Warranty	9,282	11,679
Inventory	5,591	6,572
Other	2,978	5,000
Total deferred tax assets	36,618	46,937
Deferred tax liabilities:
Fixed assets	(12,462)	(14,948)
Net deferred tax assets	$24,156	$31,989

At December 31, 2017, the Company had foreign deferred tax liabilities of $7.8 million related to goodwill and other intangible assets included in other long-term liabilities on the Consolidated Balance Sheet.

The Company concluded it is more likely than not the deferred tax assets at December 31, 2017 will be realized in the ordinary course of operations based on projected future taxable income and scheduling of deferred tax liabilities.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2017	2016	2015
Balance at beginning of period	$3,747	$2,854	$1,526
Changes in tax positions of prior years	(174)	214	912
Additions based on tax positions related to the current year	1,255	1,252	866
Payments	(211)	—	(85)
Closure of tax years	(472)	(573)	(365)
Balance at end of period	$4,145	$3,747	$2,854

In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $0.2 million, $0.2 million and $0.2 million at December 31, 2017, 2016 and 2015, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $3.7 million, $2.9 million and $2.7 million at December 31, 2017, 2016 and 2015, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company periodically undergoes examinations by the IRS, as well as various state and foreign taxing authorities. The IRS and other taxing authorities may challenge certain deductions and positions reported by the Company on its income tax returns. For U.S. federal income tax purposes, tax years 2015 and 2016 remain subject to examination. For Indiana state income tax purposes, the tax years 2014 through 2016 remain subject to examination. Approximately 80 percent of the Company’s operations are located in Indiana. In other major jurisdictions, open years are generally 2014 or later.

During the fourth quarter of 2017, the Company settled an examination with the IRS for its 2014 tax return. The settlement required the Company to pay $0.1 million in tax and interest during the fourth quarter of 2017 in full satisfaction of all liabilities for this matter. The settlement did not impose any penalties on the Company. Therefore, the Company decreased its remaining reserve for unrecognized tax benefits for this matter by $0.1 million in the fourth quarter of 2017.

The Company has assessed its risks associated with all tax return positions, and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company cannot estimate the range of reasonably possible change in its tax reserve estimates in 2018. While these tax matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2017, would not be material to the Company’s financial position or annual results of operations.

10.    COMMITMENTS AND CONTINGENCIES

Leases

The Company’s lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2017 are as follows (in thousands):

2018	$11,863
2019	10,933
2020	8,922
2021	7,566
2022	6,269
Thereafter	26,648
Total minimum lease payments	$72,201

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Rent expense for operating leases was $15.2 million, $11.5 million and $9.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2017 and 2016, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.6 percent and 13.7 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2017	2016	2015
Balance at beginning of period	$9,241	$10,840	$8,129
Acquisitions	7,288	1,322	4,766
Payments	(7,682)	(4,944)	(3,974)
Accretion (a)	1,652	1,274	1,196
Fair value adjustments (a)	1,257	749	723
Net foreign currency translation adjustment	789	—	—
Balance at end of the period (b)	12,545	9,241	10,840
Less current portion in accrued expenses and other current liabilities	(4,658)	(5,829)	(3,877)
Total long-term portion in other long-term liabilities	$7,887	$3,412	$6,963

(a)	Recorded in selling, general and administrative expense in the Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of December 31, 2017 were $15.3 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2017, would not be material to the Company’s financial position or annual results of operations.

11.    STOCKHOLDERS’ EQUITY

Dividends

On April 10, 2015, a special dividend of $2.00 per share of the Company’s common stock, representing an aggregate of $48.2 million, was paid to stockholders of record as of March 27, 2015. In connection with this special dividend, holders of deferred stock units, restricted stock and stock awards were credited with deferred stock units, restricted stock or stock equal to $2.00 for each deferred stock unit, share of restricted stock or stock award, representing $1.8 million in total for the 2015 special dividend. In connection with this special cash dividend, the exercise price of all outstanding stock options was reduced by $2.00 per share. This reduction in exercise price was made pursuant to the terms of the outstanding awards, resulting in no incremental stock-based compensation expense.

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31, 2017 and 2016:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2016	$0.30	04/01/16	04/15/16	$7,344
Second Quarter 2016	0.30	06/06/16	06/17/16	7,363
Third Quarter 2016	0.30	08/19/16	09/02/16	7,371
Fourth Quarter 2016	0.50	11/28/16	12/09/16	12,359
Total 2016	$1.40			$34,437

First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Third Quarter 2017	0.50	08/18/17	09/01/17	12,459
Fourth Quarter 2017	0.55	11/17/17	12/01/17	13,711
Total 2017	$2.05			$51,057

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The number of shares available for granting awards was 737,689, 1,049,752 and 1,305,440 at December 31, 2017, 2016 and 2015, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Stock options	$—	$444	$974
Deferred stock units	10,696	7,830	7,023
Restricted stock	1,191	1,770	1,031
Stock awards	8,149	5,376	5,015
Stock-based compensation expense	$20,036	$15,420	$14,043

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $6.9 million, $0.3 million and $2.0 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transactions in stock options under the Equity Plan are summarized as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	453,331	$16.89
Exercised	(214,601)	14.48
Forfeited	(26,700)	14.30
Reduction for special cash dividend	—	(2.00)
Outstanding at December 31, 2015	212,030	15.38
Exercised	(183,600)	15.10
Forfeited	(1,550)	17.17
Outstanding at December 31, 2016	26,880	17.17
Exercised	(26,180)	17.17
Forfeited	(700)	17.17
Outstanding at December 31, 2017	—	$—
Exercisable at December 31, 2017	—	$—

Additional information for the exercise of stock options is as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Intrinsic value of stock options exercised	$2,340	$13,204	$9,424
Cash receipts from stock options exercised	$450	$2,772	$3,280
Income tax benefits from stock option exercises	$900	$4,435	$2,885
Grant date fair value of stock options vested	$—	$506	$1,055

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

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. As a result of the Company’s executive succession and corporate relocation, the vesting of certain deferred stock units was accelerated pursuant to contractual obligations with certain employees whose employment terminated. In addition, DSUs are issued in lieu of certain cash compensation.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transactions in DSUs and RSUs under the Equity Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2014	738,288	$36.96
Issued	54,982	47.51
Granted	90,184	60.22
Dividend equivalents	20,922	59.94
Forfeited	(23,604)	44.78
Exercised	(353,259)	32.62
Outstanding at December 31, 2015	527,513	$44.94
Issued	10,742	72.01
Granted	173,097	54.67
Dividend equivalents	9,075	87.01
Forfeited	(10,893)	48.98
Exercised	(203,087)	43.55
Outstanding at December 31, 2016	506,447	$50.00
Issued	68,340	108.61
Granted	95,079	109.50
Dividend equivalents	9,799	104.12
Forfeited	(3,094)	72.96
Exercised	(227,516)	40.39
Outstanding at December 31, 2017	449,055	$72.55

As of December 31, 2017, there was $14.2 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.3 years.

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

	2017	2016	2015
Granted	14,018	17,439	20,558
Weighted average stock price	$92.25	$74.55	$59.32
Fair value of stock granted	$1,293	$1,300	$1,220

As of December 31, 2017, there was $0.6 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average remaining period of 0.5 years.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Awards

In accordance with the employment agreements for certain officers of the Company, such officers are entitled to receive an annual long-term award consisting of the right to earn shares of common stock. These shares are earned during the subsequent three year period based on growth in the Company’s earnings per diluted share. Transactions in stock awards under the Equity Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2014	272,818	$39.03
Granted	96,010	60.29
Dividend equivalents	8,992	59.94
Forfeited	(16,534)	60.29
Exercised	(98,830)	29.70
Outstanding at December 31, 2015	262,456	$49.36
Granted	86,918	54.47
Dividend equivalents	3,811	88.04
Forfeited	(10,832)	53.95
Exercised	(109,731)	39.94
Outstanding at December 31, 2016	232,622	$55.60
Granted	103,382	90.36
Dividend equivalents	5,249	104.93
Exercised	(69,434)	51.20
Outstanding at December 31, 2017	271,819	$70.29

As of December 31, 2017, there was $10.6 million of total unrecognized compensation cost related to outstanding stock awards, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2017	2016	2015
Weighted average shares outstanding for basic earnings per share	25,020	24,631	24,295
Common stock equivalents pertaining to stock-based awards	355	302	355
Weighted average shares outstanding for diluted earnings per share	25,375	24,933	24,650

The weighted average diluted shares outstanding for the years ended December 31, 2017, 2016 and 2015, exclude the effect of 104,073, 184,277 and 255,547 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at
December 31:

	2017				2016
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Unrealized gain on derivative instruments	$930	$—	$930	$—	$2,296	$—	$2,296	$—
Liabilities
Contingent consideration	$12,545	$—	$—	$12,545	$9,241	$—	$—	$9,241

Derivative Instruments

At December 31, 2017, the Company had derivative instruments for 12.0 million pounds of steel in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire in December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain was recorded in cost of sales in the Consolidated Statements of Income. At December 31, 2017, the $0.9 million corresponding asset was recorded in other current assets as reflected in the Consolidated Balance Sheets.

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were estimated at fair value using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next six years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 12 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 10 of the Notes to Consolidated Financial Statements.

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

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or gains recognized during the years ended December 31:

	2017		2016		2015
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Assets
Net assets of acquired businesses	$37,581	$—	$41,808	$—	$28,727	$—

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

13.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 92 percent, 92 percent and 93 percent of consolidated net sales for each of the years ended December 31, 2017, 2016 and 2015, respectively, manufactures or distributes a broad array of components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 71 percent of the Company’s OEM Segment net sales in 2017 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 8 percent, 8 percent and 7 percent of consolidated net sales for each of the years ended December 31, 2017, 2016 and 2015, respectively, supplies components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (“CODM”), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Total	and Other	Total
2017
Net sales to external customers (a)	$1,976,623	$171,147	$2,147,770	$—	$2,147,770
Operating profit (b)	190,276	24,005	214,281	—	214,281
Total assets (c)	785,926	76,309	862,235	83,623	945,858
Expenditures for long-lived assets (d)	148,570	4,875	153,445	—	153,445
Depreciation and amortization	50,751	3,662	54,413	314	54,727

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Total	and Other	Total
2016
Net sales to external customers (a)	$1,548,091	$130,807	$1,678,898	$—	$1,678,898
Operating profit (loss) (b)	180,850	20,000	200,850	—	200,850
Total assets (c)	569,385	65,211	634,596	152,308	786,904
Expenditures for long-lived assets (d)	80,588	6,014	86,602	—	86,602
Depreciation and amortization	42,593	3,298	45,891	276	46,167

2015
Net sales to external customers (a)	$1,300,060	$103,006	$1,403,066	$—	$1,403,066
Operating profit (loss) (b)	105,224	14,746	119,970	(3,716)	116,254
Total assets (c)	500,734	56,683	557,417	65,439	622,856
Expenditures for long-lived assets (d)	65,492	2,095	67,587	—	67,587
Depreciation and amortization	38,583	2,898	41,481	143	41,624

(a)
Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 38 percent, 37 percent and 28 percent of the Company’s consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 25 percent, 26 percent and 26 percent of the Company’s consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Jayco, Inc., a customer of both segments, accounted for 10 percent of the Company’s consolidated net sales for the year ended December 31, 2015, this customer was subsequently acquired by Thor and is included in the Thor’s 2017 and 2016 percentages above. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2017, 2016 and 2015. International sales, primarily in Europe and Australia, and export sales represented approximately 4 percent, 2 percent and 1 percent of consolidated net sales in 2017, 2016 and 2015, respectively.

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

(d)
Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $65.0 million, $42.0 million and $38.6 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2017, 2016 and 2015, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2017	2016	2015
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$914,397	$743,160	$664,542
Windows and doors	424,625	335,717	301,171
Furniture and mattresses	342,680	245,596	161,840
Axles and suspension solutions	123,513	115,538	108,464
Other	171,408	108,080	64,043
Total OEM Segment net sales	1,976,623	1,548,091	1,300,060
Total Aftermarket Segment net sales	171,147	130,807	103,006
Total net sales	$2,147,770	$1,678,898	$1,403,066

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The composition of net sales was as follows for the years ended December 31:

(In thousands)	2017	2016	2015
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,405,983	$1,099,882	$938,787
Motorhomes	159,417	116,191	86,513
Adjacent industries OEMs	411,223	332,018	274,760
Total OEM Segment net sales	1,976,623	1,548,091	1,300,060
Aftermarket Segment:
Total Aftermarket Segment net sales	171,147	130,807	103,006
Total net sales	$2,147,770	$1,678,898	$1,403,066

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2017
Net sales	$498,336	$547,483	$554,814	$547,137	$2,147,770
Gross profit	124,014	131,087	121,220	116,793	493,114
Income before income taxes	58,692	62,626	47,616	43,910	212,844
Net income	43,145	40,137	32,138	17,464	132,884

Net income per common share:
Basic	$1.73	$1.61	$1.28	$0.70	$5.31
Diluted	$1.71	$1.59	$1.26	$0.68	$5.24

Stock market price:
High	$117.15	$106.23	$116.63	$132.73	$132.73
Low	$94.98	$86.25	$93.08	$104.15	$86.25
Close (at end of quarter)	$99.80	$102.40	$115.85	$130.00	$130.00

Year ended December 31, 2016
Net sales	$422,798	$440,831	$412,370	$402,899	$1,678,898
Gross profit	108,441	116,904	105,550	98,008	428,903
Income before income taxes	55,252	58,975	44,742	40,203	199,172
Net income	35,959	37,569	29,844	26,299	129,671

Net income per common share:
Basic	$1.46	$1.52	$1.21	$1.06	$5.26
Diluted	$1.45	$1.51	$1.19	$1.05	$5.20

Stock market price:
High	$65.00	$85.38	$103.19	$113.65	$113.65
Low	$51.67	$60.53	$83.74	$80.65	$51.67
Close (at end of quarter)	$64.46	$84.84	$98.02	$107.75	$107.75

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

As of the end of the period covered by this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

/s/ Jason D. Lippert	/s/ Brian M. Hall
Chief Executive Officer	Chief Financial Officer

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. “Financial Statements and Supplementary Data.”

(c)    Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has selected a new enterprise resource planning (“ERP”) system. Implementation of the new ERP software began in late 2013. To date, 24 locations have been put on this ERP software. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP software and business process changes resulting therefrom.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s Directors, Executive Officers and Corporate Governance is incorporated by reference from the information contained under the proposal entitled “Election of Directors” and under the caption “Corporate Governance and Related Matters – Board Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2018 (the “2018 Proxy Statement”) and from the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Compliance with Section 16(a) of the Exchange Act” in the Company’s 2018 Proxy Statement.

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

Item 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” and “Director Compensation” in the Company’s 2018 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2018 Proxy Statement and the Equity Compensation Plan Information contained in Part I, Item 5 in this Report.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters – Board of Directors and Director Independence” in the Company’s 2018 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the proposal entitled “Appointment of Auditors – Fees for Independent Auditors” in the Company’s 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - “List of Exhibits” incorporated herein by reference.
(b)    Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
3.1
LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrants' Form 10-K for the year ended December 31, 2016).

3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.231†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
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

10.318†
Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).

10.319†	2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on March 22, 2017).
10.320†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.321
First Amendment, dated March 30, 2017, to Fourth Amended and Restated Note Purchase and Private Shelf Agreement, by and among PGIM, Inc. and Affiliates, and Lippert Components, Inc. guaranteed by LCI Industries (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on April 4, 2017).

14.1	Code of Ethics for Senior Financial Officers.
14.2	Guidelines for Business Conduct.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Interactive Data Files.

*Filed herewith
†Denotes a compensation plan or arrangement

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2018	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
Jason D. Lippert
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

Date	Signature	Title

February 28, 2018	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 28, 2018	By: /s/ Brian M. Hall (Brian M. Hall)	Chief Financial Officer (principal financial officer)

February 28, 2018	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	Corporate Controller (principal accounting officer)

February 28, 2018	By: /s/ James F. Gero (James F. Gero)	Chairman of the Board of Directors

February 28, 2018	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 28, 2018	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 28, 2018	By: /s/ Ronald Fenech (Ronald Fenech)	Director

February 28, 2018	By: /s/ Tracy D. Graham (Tracy D. Graham)	Director

February 28, 2018	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

February 28, 2018	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 28, 2018	By: /s/ John B. Lowe, Jr. (John B. Lowe, Jr.)	Director

February 28, 2018	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 28, 2018	By: /s/ David A. Reed (David A. Reed)	Director