Form 10-Q
period 2018-03-31
LCI INDUSTRIES
filed 2018-05-10
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 30, 2018) was 25,213,242 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
(In thousands, except per share amounts)

Net sales	$650,492	$498,336
Cost of sales	509,759	374,322
Gross profit	140,733	124,014
Selling, general and administrative expenses	80,913	64,885
Operating profit	59,820	59,129
Interest expense, net	1,101	437
Income before income taxes	58,719	58,692
Provision for income taxes	11,383	15,547
Net income	$47,336	$43,145

Net income per common share:
Basic	$1.88	$1.73
Diluted	$1.86	$1.71

Weighted average common shares outstanding:
Basic	25,149	24,906
Diluted	25,465	25,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
(In thousands)

Consolidated net income	$47,336	$43,145
Other comprehensive income:
Net foreign currency translation adjustment	1,110	349
Total comprehensive income	$48,446	$43,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2018	2017	2017
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$4,993	$64,381	$26,049
Accounts receivable, net of allowances of $2,470, $2,054, and $1,536 at March 31, 2018, March 31, 2017, and December 31, 2017, respectively	178,337	131,108	82,157
Inventories, net	323,945	189,020	274,748
Prepaid expenses and other current assets	37,802	37,456	34,125
Total current assets	545,077	421,965	417,079
Fixed assets, net	266,596	178,922	228,950
Goodwill	147,291	98,105	124,183
Other intangible assets, net	180,691	114,311	130,132
Deferred taxes	17,115	26,882	24,156
Other assets	22,120	12,616	21,358
Total assets	$1,178,890	$852,801	$945,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$97,606	$70,225	$79,164
Accrued expenses and other current liabilities	109,818	101,020	102,849
Total current liabilities	207,424	171,245	182,013
Long-term indebtedness	226,242	49,905	49,924
Other long-term liabilities	66,433	47,171	61,176
Total liabilities	500,099	268,321	293,113

Stockholders’ equity
Common stock, par value $.01 per share	279	276	277
Paid-in capital	195,765	189,536	203,990
Retained earnings	508,665	425,584	475,506
Accumulated other comprehensive income (loss)	3,549	(1,449)	2,439
Stockholders’ equity before treasury stock	708,258	613,947	682,212
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	678,791	584,480	652,745
Total liabilities and stockholders’ equity	$1,178,890	$852,801	$945,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
(In thousands)
Cash flows from operating activities:
Net income	$47,336	$43,145
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	15,275	12,241
Stock-based compensation expense	5,543	3,902
Other non-cash items	(1,127)	1,139
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(71,073)	(71,155)
Inventories, net	(17,232)	1,847
Prepaid expenses and other assets	(3,185)	(2,181)
Accounts payable, trade	8,114	18,146
Accrued expenses and other liabilities	11,246	14,627
Net cash flows provided by (used in) operating activities	(5,103)	21,711
Cash flows from investing activities:
Capital expenditures	(26,004)	(12,020)
Acquisitions of businesses, net of cash acquired	(138,570)	(10,689)
Proceeds from sales of fixed assets	155	119
Other investing activities	(35)	80
Net cash flows used in investing activities	(164,454)	(22,510)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(14,085)	(7,650)
Proceeds from line of credit borrowings	474,000	—
Repayments under line of credit borrowings	(297,000)	—
Payment of dividends	(13,858)	(12,442)
Payment of contingent consideration related to acquisitions	—	(839)
Other financing activities	(556)	(59)
Net cash flows provided by (used in) financing activities	148,501	(20,990)

Net decrease in cash and cash equivalents	(21,056)	(21,789)

Cash and cash equivalents at beginning of period	26,049	86,170
Cash and cash equivalents at end of period	$4,993	$64,381

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,012	$483
Cash paid during the period for income taxes, net of refunds	$(11)	$2,072
Purchase of property and equipment in accrued expenses	$3,711	$2,212

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2017	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745
Net income	—	—	47,336	—	—	47,336
Issuance of 223,768 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(14,087)	—	—	—	(14,085)
Stock-based compensation expense	—	5,543	—	—	—	5,543
Other comprehensive income	—	—	—	1,110	—	1,110
Cash dividends ($0.55 per share)	—	—	(13,858)	—	—	(13,858)
Dividend equivalents on stock-based awards	—	319	(319)	—	—	—
Balance - March 31, 2018	$279	$195,765	$508,665	$3,549	$(29,467)	$678,791

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) of leisure and mobile transportation, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At March 31, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy, and the United Kingdom.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2017 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Recently adopted accounting pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this ASU effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which amends ASC 805, Business Combinations. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this ASU effective January 1, 2018, with retrospective disclosure. As a result, the Company reclassified $1.0 million of cash outflow from financing activities to cash outflow from operations for the quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The adoption did not result in a cumulative effect adjustment to beginning retained earnings. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to net income on an ongoing basis. See Note 3 for further detail.

3.     REVENUE

The Company recognizes revenue when performance obligations under the terms of contracts with customers are satisfied, which occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products to its customers. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items, such as training, customer service, instruction manuals and service requirements, are generally immaterial in the context of the contract and are recognized as expense.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the majority of product sales, the Company transfers control and recognizes revenue when it ships the product from its manufacturing facility to its customer. The amount of consideration the Company receives and the revenue recognized varies with sales discounts, volume rebate programs and indexed material pricing. When the Company offers customers retrospective volume rebates, it estimates the expected rebates based on an analysis of historical experience. The Company adjusts its estimate of revenue related to volume rebates at the earlier of when the most likely amount of consideration expected to receive changes or when the consideration becomes fixed. When the Company offers customers prompt pay sales discounts or agrees to variable pricing based on material indices, it estimates the expected discounts or pricing adjustments based on an analysis of historical experience. The Company adjusts its estimate of revenue related to sales discounts and indexed material pricing to the expected value of the consideration to which the Company will be entitled. The Company includes the variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the volume, discount or indexed material price uncertainties are resolved.
The Company has elected to recognize shipping and handling costs as fulfillment costs when control over products have transferred to the customer, and records the expense within selling, general and administrative expense.
See Note 12 - Segment Reporting for the Company’s disclosures of disaggregated revenue.
4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Three Months Ended March 31, 2018

Hehr

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The preliminary purchase price was $50.1 million paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$50,125

Customer relationships and other identifiable intangible assets	$25,500
Net tangible assets	17,955
Total fair value of net assets acquired	$43,455

Goodwill (tax deductible)	$6,670

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Taylor Made

In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The preliminary purchase price was $88.4 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$88,445

Customer relationships	$25,000
Other identifiable intangible assets	7,000
Net tangible assets	42,133
Total fair value of net assets acquired	$74,133

Goodwill (tax deductible)	$14,312

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

Cash consideration, net of cash acquired	$6,502
Contingent consideration	3,838
Total fair value of consideration given	$10,340

Identifiable intangible assets	$2,286
Net tangible assets	364
Total fair value of net assets acquired	$2,650

Goodwill (not tax deductible)	$7,690

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2017	$109,641	$14,542	$124,183
Acquisitions – 2018	17,785	3,197	20,982
Other	2,126	—	2,126
Net balance – March 31, 2018	$129,552	$17,739	$147,291

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in goodwill resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table. Sessa Klein accounted for $1.4 million of the change in goodwill for the three months ended March 31, 2018.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$187,229	$45,393	$141,836	6	to	16
Patents	59,415	40,130	19,285	3	to	19
Trade names	14,833	5,607	9,226	3	to	15
Non-compete agreements	10,154	4,689	5,465	3	to	6
Other	309	117	192	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$276,627	$95,936	$180,691

Other intangible assets consisted of the following at March 31, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$113,513	$34,704	$78,809	6	to	16
Patents	57,347	34,850	22,497	3	to	19
Trade names	9,741	4,494	5,247	3	to	15
Non-compete agreements	6,076	3,230	2,846	3	to	6
Other	309	84	225	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$191,673	$77,362	$114,311

Other intangible assets consisted of the following at December 31, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,687	$42,276	$96,411	6	to	16
Patents	57,576	38,764	18,812	3	to	19
Trade names	10,995	5,381	5,614	3	to	15
Non-compete agreements	8,536	4,128	4,408	3	to	6
Other	309	109	200	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$220,790	$90,658	$130,132

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	March 31,		December 31,
(In thousands)	2018	2017	2017
Raw materials	$268,054	$156,363	$233,187
Work in process	22,144	9,004	10,408
Finished goods	33,747	23,653	31,153
Inventories, net	$323,945	$189,020	$274,748

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,		December 31,
(In thousands)	2018	2017	2017
Fixed assets, at cost	$470,638	$350,081	$424,056
Less accumulated depreciation and amortization	204,042	171,159	195,106
Fixed assets, net	$266,596	$178,922	$228,950

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,		December 31,
(In thousands)	2018	2017	2017
Employee compensation and benefits	$26,673	$31,202	$39,365
Current portion of accrued warranty	24,813	20,397	23,055
Taxes payable	8,916	14,624	3,561
Customer rebates	11,589	10,440	11,124
Other	37,827	24,357	25,744
Accrued expenses and other current liabilities	$109,818	$101,020	$102,849

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

(In thousands)	2018	2017
Balance at beginning of period	$38,502	$32,393
Provision for warranty expense	7,475	5,306
Warranty costs paid	(5,717)	(4,590)
Balance at end of period	40,260	33,109
Less long-term portion	15,447	12,712
Current portion of accrued warranty	$24,813	$20,397

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    LONG-TERM INDEBTEDNESS

At March 31, 2018 the Company had $177.0 million of outstanding borrowings on its line of credit with a weighted average interest rate of 3.0 percent. At March 31, 2017 and December 31, 2017, the Company had no outstanding borrowings on its line of credit.

On April 27, 2016, the Company refinanced its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit and expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling and euros. In February 2018, the Company exercised its right to increase the maximum borrowings under the Amended Credit Agreement from $200 million to $325 million. The terms and conditions of this incremental amendment remain the same, although an additional LIBO Rate period of one week was added. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at March 31, 2018) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one week and one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at March 31, 2018) depending on the Company’s performance and financial condition. At March 31, 2018 and 2017, the Company had $2.4 million and $2.5 million, respectively, in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $145.6 million at March 31, 2018.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (the “Shelf-Loan” Facility) with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2018. At March 31, 2018, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

On March 30, 2017, the Company amended its Shelf-Loan Facility to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s Shelf-Loan Facility was $150.0 million at March 31, 2018. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100.0 million under the Shelf-Loan Facility.

Borrowings under both the line of credit and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At March 31, 2018 and 2017, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2018. The remaining availability under these facilities was $245.6 million at March 31, 2018. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2018 and 2017, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.6 percent and 13.7 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31:

(In thousands)	2018	2017
Balance at beginning of period	$12,545	$9,241
Acquisitions	—	4,922
Payments	(1,160)	(1,884)
Accretion (a)	337	292
Fair value adjustments (a)	(1,248)	815
Net foreign currency translation adjustment	(151)	—
Balance at end of the period (b)	10,323	13,386
Less current portion in accrued expenses and other current liabilities	(3,785)	(5,797)
Total long-term portion in other long-term liabilities	$6,538	$7,589

(a)	Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of March 31, 2018 are $12.4 million undiscounted. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2018, would not be material to the Company’s financial position or annual results of operations.

10.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	March 31,		December 31,
(In thousands)	2018	2017	2017
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,898	27,590	27,674
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2018	2017
Weighted average shares outstanding for basic earnings per share	25,149	24,906
Common stock equivalents pertaining to stock-based awards	316	349
Weighted average shares outstanding for diluted earnings per share	25,465	25,255

The weighted average diluted shares outstanding for the three months ended March 31, 2018 and 2017, exclude the effect of 447,625 and 143,270 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2018 and December 31, 2017:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Third Quarter 2017	0.50	08/18/17	09/01/17	12,459
Fourth Quarter 2017	0.55	11/17/17	12/01/17	13,711
Total 2017	$2.05			$51,057

First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858

In February 2017, the Company issued 63,677 deferred stock units at the average price of $108.47, or $6.9 million, to executive officers in lieu of cash for a portion of their 2016 incentive compensation.

11.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	March 31, 2018				December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Unrealized gain on derivative instruments	$1,478	$—	$1,478	$—	$930	$—	$930	$—
Liabilities
Contingent consideration	$10,323	$—	$—	$10,323	$12,545	$—	$—	$12,545

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

Derivative Instruments

At March 31, 2018, the Company had derivative instruments for 9.0 million pounds of steel, in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire in December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net loss was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. At March 31, 2018, the $1.5 million corresponding asset was recorded in other current assets as reflected in the Condensed

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Consolidated Balance Sheets. A net gain of $0.5 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2018.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the three months ended March 31:

	2018		2017
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Assets
Net assets of acquired businesses	117,588	—	2,650	—

Net Assets of Acquired Businesses

The Company valued the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset acquired or liability assumed, the Company used different valuation techniques in determining the fair value. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and assumed liabilities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 92 percent of consolidated net sales for each of the three months ended March 31, 2018 and 2017, manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 67 percent of the Company’s OEM Segment net sales for the three months ended March 31, 2018 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for eight percent of consolidated net sales for each of the three month periods ended March 31, 2018 and 2017, supplies components to the related aftermarket channels of the leisure and mobile transportation industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s chief operating decision maker (“CODM”), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In thousands)	U.S. (a)	Int'l (b)	Total	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$403,742	$1,215	$404,957	$329,318	$956	$330,274
Motorhomes	43,406	9,509	52,915	33,762	3,282	37,044
Adjacent industries OEMs	133,408	8,899	142,307	92,531	2,180	94,711
Total OEM Segment net sales	580,556	19,623	600,179	455,611	6,418	462,029
Aftermarket Segment:
Total Aftermarket Segment net sales	47,346	2,967	50,313	33,963	2,344	36,307
Total net sales	$627,902	$22,590	$650,492	$489,574	$8,762	$498,336

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating profit:
OEM Segment	$53,940	$54,397
Aftermarket Segment	5,880	4,732
Total operating profit	$59,820	$59,129

The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2018	2017
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$252,702	$222,949
Windows and doors	149,520	97,200
Furniture and mattresses	105,518	71,174
Axles and suspension solutions	33,605	32,181
Other	58,834	38,525
Total OEM Segment net sales	600,179	462,029
Total Aftermarket Segment net sales	50,313	36,307
Total net sales	$650,492	$498,336

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

LCI Industries (“LCII”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) of leisure and mobile transportation, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy, and the United Kingdom. See Note 12 of the Notes to the Condensed Consolidated Financial Statements.

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of leisure and mobile transportation industries. Approximately 70 percent of the Company’s OEM Segment net sales for the twelve months ended March 31, 2018 were of components for travel trailer and fifth-wheel RVs, including:

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

The Aftermarket Segment supplies many of these components to the related aftermarket channels of the leisure and mobile transportation industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first three months of 2018, the Company’s primary RV market, increased 15 percent to 116,900 units, compared to the same period of 2017, as a result of:

•
An estimated 6,500 unit increase in retail demand in the first three months of 2018, or nine percent, as compared to the same period of 2017. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•
RV dealers seasonally increasing inventory levels by an estimated 37,400 units for the first three months of 2018, higher than the increase in inventory levels of 28,500 units in the same period of 2017.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2018	116,900	15%	79,500	9%	37,400
Quarter ended December 31, 2017	108,200	20%	67,100	15%	41,100
Quarter ended September 30, 2017	103,900	26%	118,700	9%	(14,800)
Quarter ended June 30, 2017	115,900	17%	138,500	13%	(22,600)
Twelve months ended March 31, 2018	444,900	19%	403,800	11%	41,100

Quarter ended March 31, 2017	101,500	12%	73,000	16%	28,500
Quarter ended December 31, 2016	90,300	20%	58,300	17%	32,000
Quarter ended September 30, 2016	82,400	20%	108,700	9%	(26,300)
Quarter ended June 30, 2016	99,200	12%	122,800	9%	(23,600)
Twelve months ended March 31, 2017	373,400	16%	362,800	12%	10,600

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2018 increased seven percent to 17,500 units compared to the same period of 2017. Additionally, retail demand for motorhome RVs increased three percent in the first three months of 2018, following an 17 percent increase in retail demand in 2017.
The RVIA has projected a seven percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2018. Several RV OEMs, however, are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2017. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 97 of the last 99 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in late 2017 and early 2018.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first three months of 2018, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the nine percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first three months of 2018. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for the remainder of 2018. The Company also remains confident in

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
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

Adjacent Industries

The Company’s portfolio of products can be used in many applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, five of the last eight business acquisitions completed by the Company were focused in Adjacent Industries.

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•	Enclosed trailers. According to Statistical Surveys, Inc., approximately 210,000 and 192,000 enclosed trailers were sold in 2017 and 2016, respectively.

•	Pontoon boats. Statistical Surveys Inc., also reported approximately 50,200 and 49,000 pontoon boats were sold in 2017 and 2016, respectively.

•	School buses. According to Wards Communications and R.L. Polk & Co., there were approximately 36,800 and 36,200 school buses sold in 2017 and 2016, respectively.

•	Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 92,900 and 81,100 manufactured home wholesale shipments in 2017 and 2016, respectively.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the first quarter of 2018 increased to $650 million, 31 percent higher than consolidated net sales for the first quarter of 2017 of $498 million. Acquisitions completed by the Company over the twelve months ended March 31, 2018, added $53 million in net sales in the first quarter of 2018. The 15 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, LCI’s primary OEM market, as well as increased content per RV unit, positively impacted net sales growth in the first quarter of 2018. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•	Net income for the first quarter of 2018 increased to $47.3 million, or $1.86 per diluted share, up from net income of $43.1 million, or $1.71 per diluted share, compared to the first quarter of 2017.

•
Consolidated operating profits during the first quarter of 2018 increased to $59.8 million from $59.1 million in the first quarter of 2017. Operating profit margin was nine percent in the first quarter of 2018 compared to 12 percent in the first quarter of 2017.

•
The cost of aluminum and steel used in certain of the Company’s manufactured components continued to increase in the first quarter of 2018 primarily driven by new tariffs on these commodities. Raw material costs continue to fluctuate and are expected to remain volatile.

•
The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.

•	Thus far in 2018, the Company completed two acquisitions:

◦
In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The preliminary purchase price was $50.1 million paid at closing, and is subject to potential post-closing adjustments related to net working capital.

◦
In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The preliminary purchase price was $88.4 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital.

•
Integration activities for these and previously acquired businesses are underway and proceeding in line with established plans. The Company plans to grow sales and leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.

•
The effective tax rate for the three months ended March 31, 2018, was substantially lower than the comparable prior year period primarily due to the excess tax benefits related to equity-based compensation and the lower rates resulting from the Tax Cuts and Jobs Act (the “TCJA”), as discussed under “Income Taxes.”

•	In March 2018, the Company paid a quarterly dividend of $0.55 per share, aggregating to $13.9 million.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2018 increased 30 percent, or $138 million, compared to the same period of 2017. Net sales of components to OEMs were to the following markets for the three months ended March 31:

(In thousands)	2018	2017	Change
RV OEMs:
Travel trailers and fifth-wheels	$404,957	$330,274	23%
Motorhomes	52,915	37,044	43%
Adjacent industries OEMs	142,307	94,711	50%
Total OEM Segment net sales	$600,179	$462,029	30%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2018	2017	Change
Travel trailer and fifth-wheel RVs	116,900	101,500	15%
Motorhomes	17,500	16,300	7%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first quarter of 2018 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to market share gains.

The Company’s net sales growth in components for motorhomes during the first quarter of 2018 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2018 and 2017. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2018	2017	Change
Travel trailer and fifth-wheel RV	$3,317	$3,058	8%
Motorhome	$2,328	$2,022	15%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the first quarter of 2018 primarily due to acquisitions completed in 2018 and 2017 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $53.9 million in the first quarter of 2018, a decrease of $0.5 million compared to the same period of 2017. The operating profit margin of the OEM Segment in the first quarter of 2018 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a sales base that increased by $138 million.

•	Increased sales to Adjacent Industries OEMs.

•	Pricing changes of targeted products.

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

Offset by:

•
Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to increase in the first quarter of 2018 primarily driven by new tariffs on steel and aluminum. Material costs are subject to global supply and demand forces and are expected to remain volatile.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

•
Fixed costs, which were approximately $2 million to $3 million higher than in the first quarter of 2017. Over the past couple of years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2018 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2018 increased 39 percent, or $14 million, compared to the same period of 2017. Net sales of components were as follows for the three months ended March 31:

(In thousands)	2018	2017	Change
Total Aftermarket Segment net sales	$50,313	$36,307	39%

The Company’s net sales to the Aftermarket increased during the first quarter of 2018 primarily due to acquisitions and the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $5.9 million in the first quarter of 2018, an increase of $1.1 million compared to the same period of 2017; however, operating margin has decreased primarily due to the increase in net sales to wholesale distributors with lower margins traditionally experienced in aftermarket channels. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 19.4 percent and 26.5 percent, respectively. The effective tax rate for the three months ended March 31, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09, and Federal and Indiana research and development credits offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 was due primarily to the TCJA reduction in the federal tax rate.
TCJA - On December 22, 2017, the TCJA was signed into law making significant changes to the Internal Revenue Code. The TCJA changes included a reduction of the corporate income tax rate from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, a provision that allows for full expensing of certain qualified property, repeal of the manufacturing deduction, and further limitations on the deductibility of certain executive compensation. The TCJA contains other provisions that are not expected to materially affect the Company, including a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, limitations on the deductibility of interest expense, and the creation of U.S. tax base erosion provisions.
In accordance with ASU 2018-05 and SAB 118, the Company recorded a one-time non-cash charge of $13.2 million related to the enactment of the TCJA which resulted in the re-measurement of certain deferred tax assets using the lower U.S. corporate income tax rate during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement-period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the TCJA and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the TCJA. We are continuing to gather information to assess the application of the TCJA and expect to complete our analysis with the filing of our 2017 income tax returns.
Equity-Based Compensation - During the three months ended March 31, 2018 and 2017, we recognized a reduction in our income tax expense of $3.3 million and $5.2 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Generally, calendar years 2015 - 2017 remain open for federal and state income tax purposes.
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

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2018	2017
Net cash flows provided by (used in) operating activities	$(5,103)	$21,711
Net cash flows used in investing activities	(164,454)	(22,510)
Net cash flows provided by (used in) financing activities	148,501	(20,990)
Net decrease in cash and cash equivalents	$(21,056)	$(21,789)

Cash Flows from Operations

Net cash flows from operating activities in first three months of 2018 were $26.8 million lower than the same period of 2017, primarily due to:

•
A $17.2 million increase in inventory in the first three months of 2018 compared to a $1.8 million decrease in the same period of 2017 reflecting higher material costs. Inventory turnover for the twelve months ended March 31, 2018 decreased to 7.4 turns compared to 7.7 turns for the same period of 2017. The Company is working to improve inventory turnover; however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

•	A $11.2 million increase in accounts payable in the first three months of 2018 compared to a $14.6 million increase in the same period of 2017, primarily due to timing of these payments.
Partially offset by:

•	A $4.2 million increase in net income in first three months of 2018 compared to the same period of 2017.
Over the long term, based on the Company’s collection and payment patterns, inventory turnover, changes to the sales mix and other emerging trends, the Company expects working capital to increase or decrease approximately 10 to 15 percent of the increase or decrease in net sales, respectively. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $15.3 million in the first three months of 2018, and is expected to be approximately $65 million to $70 million for fiscal year 2018. Non-cash stock-based compensation in the first three months of 2018 was $5.5 million. Non-cash stock-based compensation is expected to be approximately $22 million to $24 million for fiscal year 2018.

Cash Flows from Investing Activities
Cash flows from investing activities of $164.5 million in the first three months of 2018 were primarily comprised of $26.0 million for capital expenditures and $138.6 million for the acquisition of businesses. Cash flows from investing activities of $22.5 million in the first three months of 2017 were primarily comprised of $12.0 million for capital expenditures and $10.7 million for the acquisition of businesses. Information detailing out the acquisitions in the first three months of 2018 and 2017 are included in Note 4 of the Notes to the Condensed Consolidated Financial Statements.
The Company’s capital expenditures are primarily for automation, replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately two percent of net sales, while the growth portion has averaged approximately 8 to 11 percent of the annual increase in net sales. However, there are many

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

factors that can impact the actual spending compared to these historical averages. During 2018, the Company continues to focus capital investment in growth, automation and lean manufacturing initiatives.
The first three months of 2018 capital expenditures and acquisitions were primarily funded by cash from periodic borrowings under the Company’s line of credit. Capital expenditures in 2018 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows from financing activities in the first three months of 2018 were primarily comprised of payments of dividends of $0.55 per share of the Company’s common stock, representing an aggregate of $13.9 million, paid to stockholders of record as of March 16, 2018. The increase in debt was due to borrowings under the Company’s line of credit. In addition, the Company had $14.1 million of shares tendered for payment of taxes.
Cash flows from financing activities in the first three months of 2017 were primarily comprised of a payment of dividends of $0.50 per share of the Company’s common stock, representing an aggregate of $12.4 million, paid to stockholders of record as of March 6, 2017. In addition, the Company had $7.7 million of shares tendered for payment of taxes. Further, the Company paid $0.8 million in contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $10.3 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2018, including $3.8 million recorded as a current liability. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Credit Facilities
See Note 8 in the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.
The Company believes the availability under the line of credit and shelf-loan facility (as defined in Note 8 in the Notes to Condensed Consolidated Financial Statements) is adequate to finance the Company’s anticipated cash requirements for the next twelve months. The Company is currently discussing a proposed amendment to the Amended Credit Agreement with JPMorgan Chase Bank N.A. and the other lenders to address the limitation on aggregate indebtedness outstanding to Prudential under the shelf-loan facility.

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

CONTINGENCIES

Information required by this item is included in Note 9 of the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and in the Company’s subsequent filings with the Securities and Exchange Commission. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of March 31, 2018), our results of operations would not be materially affected.
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
During the quarter ended March 31, 2018, the Company completed the Taylor Made and Hehr acquisitions, which contributed $36.1 million of net sales for quarter ended March 31, 2018. Total assets from these acquisitions as of March 31, 2018 were $162.4 million. As the Taylor Made and Hehr acquisitions occurred in the first quarter of 2018, the scope of the Company’s evaluation of the effectiveness of internal control over financial reporting does not include Taylor Made and Hehr. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of March 31, 2018, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2018.

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
May 10, 2018