Form 10-Q
period 2018-06-30
LCI INDUSTRIES
filed 2018-08-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 31, 2018) was 25,215,661 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
(In thousands, except per share amounts)

Net sales	$1,334,947	$1,045,819	$684,455	$547,483
Cost of sales	1,043,758	790,718	533,999	416,396
Gross profit	291,189	255,101	150,456	131,087
Selling, general and administrative expenses	167,281	132,932	86,368	68,047
Operating profit	123,908	122,169	64,088	63,040
Interest expense, net	2,761	851	1,660	414
Income before income taxes	121,147	121,318	62,428	62,626
Provision for income taxes	26,587	38,036	15,204	22,489
Net income	$94,560	$83,282	$47,224	$40,137

Net income per common share:
Basic	$3.75	$3.34	$1.87	$1.61
Diluted	$3.70	$3.29	$1.86	$1.59

Weighted average common shares outstanding:
Basic	25,195	24,959	25,233	24,992
Diluted	25,527	25,296	25,454	25,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
(In thousands)

Net income	$94,560	$83,282	$47,224	$40,137
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(789)	2,415	(1,900)	2,066
Total comprehensive income	$93,771	$85,697	$45,324	$42,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,		December 31,
	2018	2017	2017
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$17,851	$37,961	$26,049
Accounts receivable, net of allowances of $2,991, $2,226, and $1,536 at June 30, 2018, June 30, 2017, and December 31, 2017, respectively	163,249	130,514	82,157
Inventories, net	323,893	202,635	274,748
Prepaid expenses and other current assets	43,961	43,977	34,125
Total current assets	548,954	415,087	417,079
Fixed assets, net	282,142	203,204	228,950
Goodwill	151,831	122,275	124,183
Other intangible assets, net	181,426	138,876	130,132
Deferred taxes	17,947	31,864	24,156
Other assets	22,513	13,344	21,358
Total assets	$1,204,813	$924,650	$945,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$99,085	$80,596	$79,164
Accrued expenses and other current liabilities	104,281	114,454	102,849
Total current liabilities	203,366	195,050	182,013
Long-term indebtedness	215,327	49,911	49,924
Other long-term liabilities	72,941	59,934	61,176
Total liabilities	491,634	304,895	293,113

Stockholders’ equity
Common stock, par value $.01 per share	279	276	277
Paid-in capital	200,306	195,452	203,990
Retained earnings	540,411	452,877	475,506
Accumulated other comprehensive income	1,650	617	2,439
Stockholders’ equity before treasury stock	742,646	649,222	682,212
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	713,179	619,755	652,745
Total liabilities and stockholders’ equity	$1,204,813	$924,650	$945,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
(In thousands)
Cash flows from operating activities:
Net income	$94,560	$83,282
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	32,476	25,530
Stock-based compensation expense	9,762	9,312
Other non-cash items	(927)	2,198
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(52,236)	(61,455)
Inventories, net	(14,556)	(6,804)
Prepaid expenses and other assets	(5,743)	(9,337)
Accounts payable, trade	5,412	22,542
Accrued expenses and other liabilities	10,181	31,431
Net cash flows provided by operating activities	78,929	96,699
Cash flows from investing activities:
Capital expenditures	(54,539)	(43,276)
Acquisitions of businesses, net of cash acquired	(153,415)	(67,876)
Proceeds from note receivable	2,000	—
Other investing activities	(1,016)	257
Net cash flows used in investing activities	(206,970)	(110,895)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(14,114)	(7,543)
Proceeds from line of credit borrowings	631,148	—
Repayments under line of credit borrowings	(469,148)	—
Proceeds from other borrowings	4,509	—
Payment of dividends	(28,985)	(24,887)
Payment of contingent consideration related to acquisitions	(3,011)	(1,524)
Other financing activities	(556)	(59)
Net cash flows provided by (used in) financing activities	119,843	(34,013)
Net decrease in cash and cash equivalents	(8,198)	(48,209)
Cash and cash equivalents at beginning of period	26,049	86,170
Cash and cash equivalents at end of period	$17,851	$37,961

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,582	$941
Cash paid during the period for income taxes, net of refunds	$24,907	$17,620
Purchase of property and equipment in accrued expenses	$664	$2,072

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2017	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745
Net income	—	—	94,560	—	—	94,560
Issuance of 226,187 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(14,116)	—	—	—	(14,114)
Stock-based compensation expense	—	9,762	—	—	—	9,762
Other comprehensive loss	—	—	—	(789)	—	(789)
Cash dividends ($1.15 per share)	—	—	(28,985)	—	—	(28,985)
Dividend equivalents on stock-based awards	—	670	(670)	—	—	—
Balance - June 30, 2018	$279	$200,306	$540,411	$1,650	$(29,467)	$713,179

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At June 30, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right of use asset representing its right to use the underlying asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach. While the Company continues to execute on its implementation plan and is currently gathering lease data to derive the impact of adoption, the most significant expected change relates to the recognition of the new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate, machinery and equipment, and vehicle operating leases. The Company does not expect the adoption to have a material impact to its consolidated statements of income or cash flows.

Recently adopted accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this ASU effective January 1, 2018, with retrospective disclosure. As a result, the Company reclassified $1.0 million of cash outflow from financing activities to cash outflow from operations for the six months ended June 30, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

3.     REVENUE

The Company recognizes revenue when performance obligations under the terms of contracts with customers are satisfied, which occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products to its customers. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items, such as training, customer service, instruction manuals and service requirements, are generally immaterial in the context of the contract and are recognized as expense.
For the majority of product sales, the Company transfers control and recognizes revenue when it ships the product from its facility to its customer. The amount of consideration the Company receives and the revenue recognized varies with sales discounts, volume rebate programs and indexed material pricing. When the Company offers customers retrospective volume rebates, it estimates the expected rebates based on an analysis of historical experience. The Company adjusts its estimate of revenue related to volume rebates at the earlier of when the most likely amount of consideration expected to receive changes or when the consideration becomes fixed. When the Company offers customers prompt pay sales discounts or agrees to variable pricing based on material indices, it estimates the expected discounts or pricing adjustments based on an analysis of historical experience. The Company adjusts its estimate of revenue related to sales discounts and indexed material pricing to the expected value of the consideration to which the Company will be entitled. The Company includes the variable consideration in the transaction price to

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the extent that it is probable that a significant reversal of cumulative revenue will not occur when the volume, discount or indexed material price uncertainties are resolved.
The Company has elected to recognize shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expense.
See Note 12 - Segment Reporting for the Company’s disclosures of disaggregated revenue.
4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Six Months Ended June 30, 2018

STLA

In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.R.L., (“STLA”), a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The preliminary purchase price was $14.8 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$14,845

Customer relationships and other identifiable intangible assets	$7,000
Net tangible assets	2,280
Total fair value of net assets acquired	$9,280

Goodwill (not tax deductible)	$5,565

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Hehr

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle and other adjacent industries, headquartered in Los Angeles, California. The preliminary purchase price was $50.1 million paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$50,125

Customer relationships and other identifiable intangible assets	$25,500
Net tangible assets	17,355
Total fair value of net assets acquired	$42,855

Goodwill (tax deductible)	$7,270

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Acquisitions During the Six Months Ended June 30, 2017

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

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$13,501
Contingent consideration	2,366
Total fair value of consideration given	$15,867

Customer relationships	$7,311
Other identifiable intangible assets	1,942
Net other liabilities	(327)
Total fair value of net assets acquired	$8,926

Goodwill (not tax deductible)	$6,941

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Sessa Klein S.p.A.

In February 2017, the Company acquired 100 percent of the outstanding shares of Sessa Klein S.p.A. (“Sessa Klein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $6.5 million paid at closing, net of cash acquired, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date.

The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$6,502
Contingent consideration	3,838
Total fair value of consideration given	$10,340

Identifiable intangible assets	$2,286
Net tangible assets	364
Total fair value of net assets acquired	$2,650

Goodwill (not tax deductible)	$7,690

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2017	$109,641	$14,542	$124,183
Acquisitions – 2018	23,921	3,226	27,147
Other	501	—	501
Net balance – June 30, 2018	$134,063	$17,768	$151,831

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$191,533	$49,131	$142,402	6	to	16
Patents	59,102	40,351	18,751	3	to	19
Trade names	16,440	5,715	10,725	3	to	15
Non-compete agreements	8,261	3,584	4,677	3	to	6
Other	309	125	184	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$280,332	$98,906	$181,426

Other intangible assets consisted of the following at June 30, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,258	$37,190	$101,068	6	to	16
Patents	57,202	35,874	21,328	3	to	19
Trade names	10,337	4,068	6,269	3	to	15
Non-compete agreements	8,354	3,046	5,308	3	to	6
Other	309	93	216	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$219,147	$80,271	$138,876

Other intangible assets consisted of the following at December 31, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,687	$42,276	$96,411	6	to	16
Patents	57,576	38,764	18,812	3	to	19
Trade names	10,995	5,381	5,614	3	to	15
Non-compete agreements	8,536	4,128	4,408	3	to	6
Other	309	109	200	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$220,790	$90,658	$130,132

5.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	June 30,		December 31,
(In thousands)	2018	2017	2017
Raw materials	$276,424	$164,964	$233,187
Work in process	12,490	10,358	10,408
Finished goods	34,979	27,313	31,153
Inventories, net	$323,893	$202,635	$274,748

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,		December 31,
(In thousands)	2018	2017	2017
Fixed assets, at cost	$496,701	$381,650	$424,056
Less accumulated depreciation and amortization	214,559	178,446	195,106
Fixed assets, net	$282,142	$203,204	$228,950

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,		December 31,
(In thousands)	2018	2017	2017
Employee compensation and benefits	$34,230	$36,861	$39,365
Current portion of accrued warranty	25,319	21,705	23,055
Income taxes payable	2,591	19,235	3,561
Customer rebates	12,063	11,397	11,124
Other	30,078	25,256	25,744
Accrued expenses and other current liabilities	$104,281	$114,454	$102,849

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

(In thousands)	2018	2017
Balance at beginning of period	$38,502	$32,393
Provision for warranty expense	16,132	11,833
Warranty liability from acquired businesses	482	150
Warranty costs paid	(11,510)	(9,079)
Balance at end of period	43,606	35,297
Less long-term portion	18,287	13,592
Current portion of accrued warranty	$25,319	$21,705

8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	June 30,		December 31,
(In thousands)	2018	2017	2017
Line of Credit	$161,999	$—	$—
Shelf Loan	50,000	50,000	50,000
Other	4,509	—	—
Unamortized deferred financing fees	(707)	(89)	(76)
	215,801	49,911	49,924
Less current portion	(474)	—	—
Long-term debt	$215,327	$49,911	$49,924

On April 27, 2016, the Company refinanced its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit and expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling and euros. In February 2018, the Company exercised its right to increase the maximum borrowings under the Amended Credit Agreement from $200 million to $325 million. The terms and conditions of this incremental amendment remain the same, although an additional LIBO Rate period of one week was added. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at June 30, 2018) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one week and one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at June 30, 2018) depending on the Company’s performance and financial condition. At June 30, 2018, the line of credit had a weighted average interest rate of 3.0 percent. At June 30, 2018 and 2017, the Company had $2.4 million in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $160.6 million at June 30, 2018.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (the “Shelf-Loan” Facility) with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2018.

On March 30, 2017, the Company amended its Shelf-Loan Facility to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s Shelf-Loan Facility was $150.0 million at June 30, 2018. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100.0 million under the Shelf-Loan Facility.

Borrowings under both the line of credit and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations.”)

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At June 30, 2018 and 2017, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under both the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2018. The remaining availability under these facilities was $260.6 million at June 30, 2018. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months. At June 30, 2018, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

9.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2018 and 2017, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 12.4 percent and 13.6 percent, respectively.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods.

The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30:

(In thousands)	2018	2017
Balance at beginning of period	$12,545	$9,241
Acquisitions	—	7,288
Payments	(4,870)	(2,569)
Accretion (a)	536	716
Fair value adjustments (a)	(1,081)	1,137
Net foreign currency translation adjustment	(135)	353
Balance at end of the period (b)	6,995	16,166
Less current portion in accrued expenses and other current liabilities	(47)	(6,263)
Total long-term portion in other long-term liabilities	$6,948	$9,903

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)	Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of June 30, 2018 are $8.9 million undiscounted. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2018, would not be material to the Company’s financial position or annual results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	June 30,		December 31,
(In thousands)	2018	2017	2017
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,900	27,610	27,674
Treasury stock	2,684	2,684	2,684

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Weighted average shares outstanding for basic earnings per share	25,195	24,959	25,233	24,992
Common stock equivalents pertaining to stock-based awards	332	337	221	313
Weighted average shares outstanding for diluted earnings per share	25,527	25,296	25,454	25,305

The weighted average diluted shares outstanding for the six months ended June 30, 2018 and 2017, exclude the effect of 463,479 and 143,658 shares of common stock, respectively, subject to stock-based awards. The weighted average diluted shares outstanding for the three months ended June 30, 2018 and 2017, exclude the effect of 463,711 and 144,046 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions those shares were subject to were not yet achieved.

The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2018 and December 31, 2017:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Third Quarter 2017	0.50	08/18/17	09/01/17	12,459
Fourth Quarter 2017	0.55	11/17/17	12/01/17	13,711
Total 2017	$2.05			$51,057

First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Total 2018	$1.15			$28,985

In February 2017, the Company issued 63,677 deferred stock units at the average price of $108.47, or $6.9 million, to executive officers in lieu of cash for a portion of their 2016 incentive compensation.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	June 30, 2018				December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$1,272	$—	$1,272	$—	$930	$—	$930	$—
Liabilities
Contingent consideration	$6,995	$—	$—	$6,995	$12,545	$—	$—	$12,545

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were fair valued using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next six years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 11 percent per year. For further information on the inputs used in determining the fair value, and a roll-forward of the contingent consideration liability, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

Derivative Instruments

At June 30, 2018, the Company had derivative instruments for 6.0 million pounds of steel in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire in December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net loss was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. At June 30, 2018, the $1.3 million corresponding asset was recorded in other current assets as reflected in the Condensed Consolidated Balance Sheets. A net gain of $0.3 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income during the six months ended June 30, 2018.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the six months ended June 30:

	2018		2017
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Assets
Net assets of acquired businesses	126,268	—	35,224	—

LCI INDUSTRIES
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

The OEM Segment, which accounted for 91 percent and 92 percent of consolidated net sales for the six months ended June 30, 2018 and 2017, respectively, manufactures or distributes a broad array of engineered products for the leading OEMs in the leisure and mobile transportation markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 66 percent of the Company’s OEM Segment net sales for the six months ended June 30, 2018 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for nine percent and eight percent of consolidated net sales for the six month periods ended June 30, 2018 and 2017, respectively, supplies components to the related aftermarket channels of the leisure and mobile transportation industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$801,253	$3,168	$804,421	$686,007	$1,518	$687,525
Motorhomes	80,959	21,027	101,986	66,503	6,789	73,292
Adjacent industries OEMs	292,288	18,402	310,690	198,921	5,066	203,987
Total OEM Segment net sales	1,174,500	42,597	1,217,097	951,431	13,373	964,804
Aftermarket Segment:
Total Aftermarket Segment net sales	111,775	6,075	117,850	75,971	5,044	81,015
Total net sales	$1,286,275	$48,672	$1,334,947	$1,027,402	$18,417	$1,045,819

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$397,511	$1,953	$399,464	$356,689	$562	$357,251
Motorhomes	37,553	11,518	49,071	32,741	3,507	36,248
Adjacent industries OEMs	158,880	9,503	168,383	106,388	2,888	109,276
Total OEM Segment net sales	593,944	22,974	616,918	495,818	6,957	502,775
Aftermarket Segment:
Total Aftermarket Segment net sales	64,429	3,108	67,537	42,010	2,698	44,708
Total net sales	$658,373	$26,082	$684,455	$537,828	$9,655	$547,483

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Operating profit:
OEM Segment	$107,531	$110,842	$53,591	$56,445
Aftermarket Segment	16,377	11,327	10,497	6,595
Total operating profit	$123,908	$122,169	$64,088	$63,040

The following table presents the Company’s revenue disaggregated by product:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$500,514	$458,465	$247,811	$235,516
Windows and doors	318,892	206,593	169,372	109,393
Furniture and mattresses	210,796	153,914	105,278	82,740
Axles and suspension solutions	66,753	64,540	33,148	32,359
Other	120,142	81,292	61,309	42,767
Total OEM Segment net sales	1,217,097	964,804	616,918	502,775
Total Aftermarket Segment net sales	117,850	81,015	67,537	44,708
Total net sales	$1,334,947	$1,045,819	$684,455	$547,483

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

LCI Industries (“LCII”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At June 30, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom. See Note 12 of the Notes to the Condensed Consolidated Financial Statements.

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of leisure and mobile transportation industries. Approximately 68 percent of the Company’s OEM Segment net sales for the twelve months ended June 30, 2018 were of components for travel trailer and fifth-wheel RVs, including:

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
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first six months of 2018, the Company’s primary RV market, increased seven percent to 232,400 units, compared to the same period of 2017, as a result of:

•
An estimated 14,200 unit increase in retail demand in the first six months of 2018, or seven percent, as compared to the same period of 2017. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•	RV dealers seasonally increasing inventory levels by an estimated 5,900 units for the first six months of 2018, higher than the increase in inventory levels of 5,100 units in the same period of 2017.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2018	115,500	0%	145,300	4%	(29,800)
Quarter ended March 31, 2018	116,900	15%	81,200	11%	35,700
Quarter ended December 31, 2017	108,200	20%	68,000	17%	40,200
Quarter ended September 30, 2017	103,900	26%	120,600	11%	(16,700)
Twelve months ended June 30, 2018	444,500	14%	415,100	9%	29,400

Quarter ended June 30, 2017	115,900	17%	139,200	13%	(23,300)
Quarter ended March 31, 2017	101,500	12%	73,100	16%	28,400
Quarter ended December 31, 2016	90,300	20%	58,300	17%	32,000
Quarter ended September 30, 2016	82,400	20%	108,700	9%	(26,300)
Twelve months ended June 30, 2017	390,100	17%	379,300	13%	10,800

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2018 increased one percent to 33,100 units compared to the same period of 2017. Additionally, retail demand for motorhome RVs increased three percent in the first six months of 2018, following a 17 percent increase in retail demand in 2017.
The RVIA has projected a seven percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2018 and a two percent increase in 2019. Several RV OEMs, however, are introducing new product lines, additional features and adding production capacity. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2017. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 100 of the last 102 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in late 2017 and early 2018.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first six months of 2018, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the estimated seven percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first six months of 2018. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

promotion and the advent of stronger dealer networks, are positive signs for the remainder of 2018. The Company also remains confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
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

Adjacent Industries

The Company’s portfolio of products can be used in many applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, five of the last nine business acquisitions completed by the Company were focused in Adjacent Industries.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the second quarter of 2018 increased to $684 million, 25 percent higher than consolidated net sales for the second quarter of 2017 of $547 million. Acquisitions completed by the Company over the twelve months ended June 30, 2018, added $64 million in net sales in the second quarter of 2018. Despite the short-term correction in industry wholesale shipments as dealers normalize their inventory levels, content per RV unit has increased, positively impacting net sales growth in the second quarter of 2018. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•
Net income for the second quarter of 2018 increased to $47.2 million, or $1.86 per diluted share, up from net income of $40.1 million, or $1.59 per diluted share, compared to the second quarter of 2017.

•
Consolidated operating profits during the second quarter of 2018 increased to $64.1 million from $63.0 million in the second quarter of 2017. Operating profit margin was nine percent in the second quarter of 2018 compared to 12 percent in the second quarter of 2017 due to higher labor and material costs.

•
The cost of aluminum and steel used in certain of the Company’s manufactured components continued to increase in the second quarter of 2018 primarily driven by new tariffs on these commodities. Raw material costs continue to fluctuate and are expected to remain volatile.

•
The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.

•	Thus far in 2018, the Company completed three acquisitions:

◦
In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.R.L., (“STLA”), a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The preliminary purchase price was $14.8 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital.

◦
In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle and other adjacent industries, headquartered in Los Angeles, California. The preliminary purchase price was $50.1 million paid at closing, and is subject to potential post-closing adjustments related to net working capital.

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

•
The effective tax rate for the six months ended June 30, 2018, was substantially lower than the comparable prior year period primarily due to the excess tax benefits related to equity-based compensation and the lower rates resulting from the Tax Cuts and Jobs Act (the “TCJA”), as discussed under “Income Taxes.”

•	In March and June 2018, the Company paid a quarterly dividend of $0.55 and $0.60 per share, aggregating to $13.9 million and $15.1 million, respectively.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2018 increased 23 percent, or $114 million, compared to the same period of 2017. Net sales of components to OEMs were to the following markets for the three months ended June 30:

(In thousands)	2018	2017	Change
RV OEMs:
Travel trailers and fifth-wheels	$399,464	$357,251	12%
Motorhomes	49,071	36,248	35%
Adjacent industries OEMs	168,383	109,276	54%
Total OEM Segment net sales	$616,918	$502,775	23%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2018	2017	Change
Travel trailer and fifth-wheel RVs	115,500	115,900	0%
Motorhomes	15,600	16,500	(5)%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the second quarter of 2018 outperformed industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to market share gains as a result of new product introductions and customer penetration.

The Company’s net sales growth in components for motorhomes during the second quarter of 2018 outperformed industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2018 and 2017. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to domestic RV OEMs for the different types of RVs produced for the twelve months ended June 30, divided by the industry-wide wholesale shipments of the different types of RVs for the same period, was:

Content per:	2018	2017	Change
Travel trailer and fifth-wheel RV	$3,412	$3,104	10%
Motorhome	$2,438	$2,072	18%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the second quarter of 2018 primarily due to acquisitions completed in 2018 and 2017 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $53.6 million in the second quarter of 2018, a decrease of $2.9 million compared to the same period of 2017. The operating profit margin of the OEM Segment in the second quarter of 2018 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a sales base that increased by $114 million.

•	Increased sales to Adjacent Industries OEMs.

•	Pricing changes of targeted products.

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
Offset by:

•
Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to increase in the second quarter of 2018 primarily driven by new tariffs on steel and aluminum. Material costs are subject to global supply and demand forces and are expected to remain volatile.

•
Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.

•
The Company made significant investments over the past couple of years in manufacturing capacity, in both facilities and personnel, to prepare for the expected increase in net sales in 2018 and beyond. In addition to these investments, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2018 increased 26 percent, or $252 million, compared to the first six months of 2017. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2018	2017	Change
RV OEMs:
Travel trailers and fifth-wheels	$804,421	$687,525	17%
Motorhomes	101,986	73,292	39%
Adjacent industries OEMs	310,690	203,987	52%
Total OEM Segment net sales	$1,217,097	$964,804	26%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30, were:

	2018	2017	Change
Travel trailer and fifth-wheel RVs	232,400	217,400	7%
Motorhomes	33,100	32,800	1%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first six months of 2018 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains.

The Company’s net sales growth in components for motorhomes during the first six months of 2018 exceeded the increase in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2018 and 2017. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

The Company’s net sales to Adjacent Industries increased during the first six months of 2018, primarily due to acquisitions completed in 2018 and 2017 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $107.5 million in the first six months of 2018, a decrease of $3.3 million compared to the first six months of 2017. The operating profit margin of the OEM Segment in the first six months of 2018 was positively impacted by:

•	Better fixed cost absorption by spreading fixed costs over a sales base that increased by $252 million.

•	Increased sales to Adjacent Industries OEMs.

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

Offset by:

•
The Company made significant investments over the past couple of years in manufacturing capacity, in both facilities and personnel, to prepare for the expected increase in net sales in 2018 and beyond. In addition to these investments, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

•
Higher material costs for certain raw materials. Steel, aluminum and foam costs increased in the first six months of 2018. Material costs are subject to global supply and demand forces and are expected to remain volatile.

•
Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2018 increased 51 percent, or $23 million, compared to the same period of 2017. Net sales of components were as follows for the three months ended June 30:

(In thousands)	2018	2017	Change
Total Aftermarket Segment net sales	$67,537	$44,708	51%

The Company’s net sales to the Aftermarket increased during the second quarter of 2018 primarily due to acquisitions and the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $10.5 million in the second quarter of 2018, an increase of $3.9 million compared to the same period of 2017 and operating margin has increased to 16 percent. As indicated, this business is still in an early growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2018 increased 45 percent, or $37 million, compared to the same period of 2017. Net sales of components were as follows for the six months ended June 30:

(In thousands)	2018	2017	Change
Total Aftermarket Segment net sales	$117,850	$81,015	45%

The Company’s net sales to the Aftermarket increased during the first six months of 2018 primarily due to acquisitions and the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market.

Operating profit of the Aftermarket Segment was $16.4 million in the first six months of 2018, an increase of $5.1 million compared to the same period of 2017 and operating margin remained consistent at 14 percent.

Income Taxes

The effective tax rates for the six months ended June 30, 2018 and 2017 were 21.9 percent and 31.4 percent, respectively. The effective tax rate for the six months ended June 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09, and Federal and Indiana research and development credits offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the six months ended June 30, 2018 as compared to the same period in 2017 was due primarily to the TCJA reduction in the federal tax rate.
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
In accordance with ASU 2018-05 and SAB 118, the Company recorded a one-time non-cash charge of $13.3 million related to the enactment of the TCJA which resulted in the re-measurement of certain deferred tax assets using the lower U.S. corporate income tax rate during the year ended December 31, 2017. As of June 30, 2018, we have not made any additional measurement-period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the TCJA and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the TCJA. We are continuing to gather information to assess the application of the TCJA and expect to complete our analysis with the filing of our 2017 income tax returns.
During the six months ended June 30, 2018 and 2017, we recognized a reduction in our income tax expense of $3.2 million and $5.2 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2018	2017
Net cash flows provided by operating activities	$78,929	$96,699
Net cash flows used in investing activities	(206,970)	(110,895)
Net cash flows provided by (used in) financing activities	119,843	(34,013)
Net decrease in cash and cash equivalents	$(8,198)	$(48,209)

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Flows from Operations

Net cash flows from operating activities in first six months of 2018 were $17.8 million lower than the same period of 2017, primarily due to:

•	A $5.4 million increase in accounts payable in the first six months of 2018 compared to a $22.5 million increase in the same period of 2017, primarily due to timing of these payments.

•
A $10.2 million increase in accrued expenses and other liabilities in the first six months of 2018 compared to a $31.4 million increase in the same period of 2017, primarily due to timing of these payments.

•
A $14.6 million increase in inventory in the first six months of 2018 compared to a $6.8 million increase in the same period of 2017 reflecting higher material costs. Inventory turnover for the twelve months ended June 30, 2018 decreased to 7.0 turns compared to 7.8 turns for the same period of 2017. The Company is working to improve inventory turnover; however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

Partially offset by:

•	An $11.3 million increase in net income in first six months of 2018 compared to the same period of 2017.

•
A $52.2 million increase in accounts receivable in the first six months of 2018 compared to a $61.5 million increase in the same period of 2017, primarily due to the timing of payments by the Company's customers. Overall, accounts receivable balances remain current with an increase in days sales outstanding to 23 at June 30, 2018, compared to 20 at June 30, 2017.

Over the long term, based on the Company’s collection and payment patterns, inventory turnover, changes to the sales mix and other emerging trends, the Company expects working capital to increase or decrease approximately 10 to 15 percent of the increase or decrease in net sales, respectively. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $32.5 million in the first six months of 2018, and is expected to be approximately $70 million to $75 million for fiscal year 2018. Non-cash stock-based compensation in the first six months of 2018 was $9.8 million. Non-cash stock-based compensation is expected to be approximately $20 million to $22 million for fiscal year 2018.

Cash Flows from Investing Activities
Cash flows from investing activities of $207.0 million in the first six months of 2018 were primarily comprised of $54.5 million for capital expenditures and $153.4 million for the acquisition of businesses. Cash flows from investing activities of $110.9 million in the first six months of 2017 were primarily comprised of $43.3 million for capital expenditures and $67.9 million for the acquisition of businesses. Information detailing out the acquisitions in the first six months of 2018 and 2017 are included in Note 4 of the Notes to the Condensed Consolidated Financial Statements.
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
The first six months of 2018 capital expenditures and acquisitions were primarily funded by cash from periodic borrowings under the Company’s line of credit and cash from operations. Capital expenditures in 2018 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows from financing activities in the first six months of 2018 were primarily comprised of payments of dividends of $0.55 and $0.60 per share, respectively, of the Company’s common stock, representing an aggregate of $13.9 million and $15.1 million, respectively, paid to stockholders of record as of March 16, 2018 and June 4, 2018, respectively. The increase in debt was due to borrowings under the Company’s line of credit to fund acqusitions. In addition, the Company had $14.1 million of shares tendered for payment of taxes. Further, the Company paid $3.0 million in contingent consideration related to acquisitions.
Cash flows from financing activities in the first six months of 2017 were primarily comprised of a payment of dividends of $0.50 per share of the Company’s common stock, representing an aggregate of $12.4 million, paid to stockholders of record as of March 6, 2017 and May 19, 2017, respectively. In addition, the Company had $7.5 million of shares tendered for payment of taxes. Further, the Company paid $1.5 million in contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $7.0 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2018. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
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

INFLATION

The prices of key raw materials, consisting primarily of steel, aluminum, and foam and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, including tariffs, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of June 30, 2018), our results of operations would not be materially affected.
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

b)	Changes in Internal Control over Financial Reporting
The Company began implementation of a new enterprise resource planning (“ERP”) system in late 2013. To date, 25 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.
During the six months ended June 30, 2018, the Company completed the Taylor Made, Hehr and STLA acquisitions, which contributed $61.8 million of net sales for quarter ended June 30, 2018. Total assets from these acquisitions as of June 30, 2018 were $183.7 million. As the Taylor Made, Hehr and STLA acquisitions occurred in the first six months of 2018, the scope of the Company’s evaluation of the effectiveness of internal control over financial reporting does not include Taylor Made, Hehr and STLA. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of June 30, 2018, would not be material to the Company’s financial position or annual results of operations.

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
August 7, 2018