Form 10-Q
period 2018-09-30
LCI INDUSTRIES
filed 2018-11-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 31, 2018) was 25,217,620 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands, except per share amounts)

Net sales	$604,244	$554,814	$1,939,191	$1,600,633
Cost of sales	478,343	433,594	1,522,101	1,224,312
Gross profit	125,901	121,220	417,090	376,321
Selling, general and administrative expenses	80,548	73,293	247,829	206,225
Operating profit	45,353	47,927	169,261	170,096
Interest expense, net	1,720	311	4,481	1,162
Income before income taxes	43,633	47,616	164,780	168,934
Provision for income taxes	9,821	15,478	36,408	53,514
Net income	$33,812	$32,138	$128,372	$115,420

Net income per common share:
Basic	$1.34	$1.28	$5.09	$4.62
Diluted	$1.33	$1.26	$5.03	$4.56

Weighted average common shares outstanding:
Basic	25,235	25,060	25,208	24,993
Diluted	25,504	25,459	25,509	25,332

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands)

Net income	$33,812	$32,138	$128,372	$115,420
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(305)	1,662	(1,095)	4,077
Total comprehensive income	$33,507	$33,800	$127,277	$119,497

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,		December 31,
	2018	2017	2017
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$18,250	$19,762	$26,049
Accounts receivable, net of allowances of $2,866, $2,343, and $1,536 at September 30, 2018, September 30, 2017, and December 31, 2017, respectively	162,748	139,144	82,157
Inventories, net	325,819	229,763	274,748
Prepaid expenses and other current assets	49,887	45,384	34,125
Total current assets	556,704	434,053	417,079
Fixed assets, net	304,144	210,304	228,950
Goodwill	163,211	123,001	124,183
Other intangible assets, net	171,724	134,761	130,132
Deferred taxes	12,643	32,380	24,156
Other assets	25,793	21,277	21,358
Total assets	$1,234,219	$955,776	$945,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$80,859	$88,148	$79,164
Accrued expenses and other current liabilities	101,848	109,849	102,849
Total current liabilities	182,707	197,997	182,013
Long-term indebtedness	243,504	49,918	49,924
Other long-term liabilities	72,362	60,805	61,176
Total liabilities	498,573	308,720	293,113

Stockholders’ equity
Common stock, par value $.01 per share	279	276	277
Paid-in capital	204,748	201,814	203,990
Retained earnings	558,742	472,154	475,506
Accumulated other comprehensive income	1,344	2,279	2,439
Stockholders’ equity before treasury stock	765,113	676,523	682,212
Treasury stock, at cost	(29,467)	(29,467)	(29,467)
Total stockholders’ equity	735,646	647,056	652,745
Total liabilities and stockholders’ equity	$1,234,219	$955,776	$945,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
(In thousands)
Cash flows from operating activities:
Net income	$128,372	$115,420
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	49,739	39,856
Stock-based compensation expense	13,852	15,042
Other non-cash items	(959)	3,655
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(51,733)	(69,720)
Inventories, net	(16,475)	(33,780)
Prepaid expenses and other assets	(9,506)	(18,662)
Accounts payable, trade	(12,930)	29,856
Accrued expenses and other liabilities	7,232	26,147
Net cash flows provided by operating activities	107,592	107,814
Cash flows from investing activities:
Capital expenditures	(92,522)	(60,342)
Acquisitions of businesses, net of cash acquired	(156,701)	(67,876)
Proceeds from note receivable	2,000	—
Other investing activities	(875)	243
Net cash flows used in investing activities	(248,098)	(127,975)
Cash flows from financing activities:
Exercise of stock-based awards, net of shares tendered for payment of taxes	(14,114)	(7,313)
Proceeds from line of credit borrowings	928,601	9,715
Repayments under line of credit borrowings	(738,601)	(9,715)
Proceeds from other borrowings	4,509	—
Payment of dividends	(44,114)	(37,346)
Payment of contingent consideration related to acquisitions	(3,018)	(1,529)
Other financing activities	(556)	(59)
Net cash flows provided by (used in) financing activities	132,707	(46,247)
Net decrease in cash and cash equivalents	(7,799)	(66,408)
Cash and cash equivalents at beginning of period	26,049	86,170
Cash and cash equivalents at end of period	$18,250	$19,762

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,244	$1,291
Cash paid during the period for income taxes, net of refunds	$33,844	$48,181
Purchase of property and equipment in accrued expenses	$467	$1,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
(In thousands, except shares and per share amounts)
Balance - December 31, 2017	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745
Net income	—	—	128,372	—	—	128,372
Issuance of 228,146 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(14,116)	—	—	—	(14,114)
Stock-based compensation expense	—	13,852	—	—	—	13,852
Other comprehensive loss	—	—	—	(1,095)	—	(1,095)
Cash dividends ($1.75 per share)	—	—	(44,114)	—	—	(44,114)
Dividend equivalents on stock-based awards	—	1,022	(1,022)	—	—	—
Balance - September 30, 2018	$279	$204,748	$558,742	$1,344	$(29,467)	$735,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At September 30, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company will adopt ASU 2016-02 on January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB in July 2018. The Company continues to execute on its implementation plan, including gathering lease data to derive the impact of adoption, implementing lease software, and updating processes and controls to meet the standard’s reporting and disclosure requirements. The most significant expected change relates to the recognition of the new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate, machinery and equipment, and vehicle operating leases. The Company does not expect the adoption to have a material impact to its consolidated statements of income or cash flows.

Recently adopted accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this ASU effective January 1, 2018, with retrospective disclosure. As a result, the Company reclassified $1.0 million of cash outflow from financing activities to cash outflow from operations for the nine months ended September 30, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has elected to recognize shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expense.
See Note 12 - Segment Reporting for the Company’s disclosures of disaggregated revenue.

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions During the Nine Months Ended September 30, 2018

ST.LA. S.r.l.

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

Hehr

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle and other adjacent industries, headquartered in Los Angeles, California. The purchase price was $51.5 million paid at closing and subsequently for post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$51,460

Customer relationships and other identifiable intangible assets	$21,500
Net tangible assets	13,020
Total fair value of net assets acquired	$34,520

Goodwill (tax deductible)	$16,940

The customer relationships intangible asset is being amortized over its estimated useful life of 13 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Taylor Made

In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The purchase price was $90.4 million, net of cash acquired, paid at closing and subsequently for post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Condensed Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$90,396

Customer relationships	$25,000
Other identifiable intangible assets	7,000
Net tangible assets	42,133
Total fair value of net assets acquired	$74,133

Goodwill (tax deductible)	$16,263

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Cash consideration, net of cash acquired	$6,502
Contingent consideration	3,838
Total fair value of consideration given	$10,340

Identifiable intangible assets	$2,286
Net tangible assets	364
Total fair value of net assets acquired	$2,650

Goodwill (not tax deductible)	$7,690

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2017	$109,641	$14,542	$124,183
Acquisitions – 2018	34,669	4,099	38,768
Other	260	—	260
Net balance – September 30, 2018	$144,570	$18,641	$163,211

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

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$187,804	$52,204	$135,600	6	to	16
Patents	55,858	38,451	17,407	3	to	19
Trade names	15,922	5,828	10,094	3	to	15
Non-compete agreements	7,650	3,890	3,760	3	to	6
Other	309	133	176	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$272,230	$100,506	$171,724

Other intangible assets consisted of the following at September 30, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,941	$39,792	$99,149	6	to	16
Patents	57,416	37,277	20,139	3	to	19
Trade names	10,416	4,708	5,708	3	to	15
Non-compete agreements	8,479	3,609	4,870	3	to	6
Other	309	101	208	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$220,248	$85,487	$134,761

Other intangible assets consisted of the following at December 31, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,687	$42,276	$96,411	6	to	16
Patents	57,576	38,764	18,812	3	to	19
Trade names	10,995	5,381	5,614	3	to	15
Non-compete agreements	8,536	4,128	4,408	3	to	6
Other	309	109	200	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$220,790	$90,658	$130,132

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.    INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	September 30,		December 31,
(In thousands)	2018	2017	2017
Raw materials	$283,267	$191,680	$233,187
Work in process	12,659	10,562	10,408
Finished goods	29,893	27,521	31,153
Inventories, net	$325,819	$229,763	$274,748

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,		December 31,
(In thousands)	2018	2017	2017
Fixed assets, at cost	$528,962	$396,789	$424,056
Less accumulated depreciation and amortization	224,818	186,485	195,106
Fixed assets, net	$304,144	$210,304	$228,950

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,		December 31,
(In thousands)	2018	2017	2017
Employee compensation and benefits	$34,908	$42,646	$39,365
Current portion of accrued warranty	27,351	23,558	23,055
Income taxes payable	3,116	5,613	3,561
Customer rebates	7,927	11,120	11,124
Other	28,546	26,912	25,744
Accrued expenses and other current liabilities	$101,848	$109,849	$102,849

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

(In thousands)	2018	2017
Balance at beginning of period	$38,502	$32,393
Provision for warranty expense	23,512	18,570
Warranty liability from acquired businesses	782	150
Warranty costs paid	(17,466)	(13,963)
Balance at end of period	45,330	37,150
Less long-term portion	17,979	13,592
Current portion of accrued warranty	$27,351	$23,558

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	September 30,		December 31,
(In thousands)	2018	2017	2017
Line of Credit	$190,000	$—	$—
Shelf Loan	50,000	50,000	50,000
Other	4,509	—	—
Unamortized deferred financing fees	(497)	(82)	(76)
	244,012	49,918	49,924
Less current portion	(508)	—	—
Long-term debt	$243,504	$49,918	$49,924

On April 27, 2016, the Company refinanced its line of credit through an agreement with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and 1st Source Bank. The agreement amended and restated the existing line of credit and expires on April 27, 2021 (the “Amended Credit Agreement”). In connection with this amendment and restatement, the line of credit was increased from $100.0 million to $200.0 million, and contains a feature allowing the Company to draw up to $50.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling and euros. In February 2018, the Company exercised its right to increase the maximum borrowings under the Amended Credit Agreement from $200 million to $325 million. The terms and conditions of this incremental amendment remain the same, although an additional LIBO Rate period of one week was added. Interest on borrowings under the line of credit is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at September 30, 2018) depending on the Company’s performance and financial condition, or (ii) the Adjusted LIBO Rate for a period equal to one week and one, two, three, six or twelve months as selected by the Company, plus additional interest ranging from 1.0 percent to 1.625 percent (1.0 percent at September 30, 2018) depending on the Company’s performance and financial condition. At September 30, 2018, the line of credit had a weighted average interest rate of 3.0 percent. At September 30, 2018 and 2017, the Company had $2.2 million and $2.4 million, respectively, in issued, but undrawn, standby letters of credit under the line of credit. Availability under the Company’s line of credit was $132.8 million at September 30, 2018.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (the “Shelf-Loan” Facility) with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2018.

On March 30, 2017, the Company amended its Shelf-Loan Facility to extend the term through March 30, 2020. In connection with this amendment, the facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series A Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential. Availability under the Company’s Shelf-Loan Facility was $150.0 million at September 30, 2018. However, the Amended Credit Agreement limits the aggregate indebtedness outstanding to Prudential from time to time to $150.0 million; therefore, currently the Company can only access an additional $100.0 million under the Shelf-Loan Facility.

Borrowings under both the line of credit and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations”).

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company is required to maintain minimum interest and fixed charge coverages, and to meet certain other financial requirements. At September 30, 2018 and 2017, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Availability under both the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness to 2.5 times the trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2018. The remaining availability under these facilities was $232.8 million at September 30, 2018. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months. At September 30, 2018, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

9.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2018 and 2017, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 12.4 percent and 13.6 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30:

(In thousands)	2018	2017
Balance at beginning of period	$12,545	$9,241
Acquisitions	—	7,288
Payments	(4,877)	(2,574)
Accretion (a)	769	1,227
Fair value adjustments (a)	(1,169)	1,204
Net foreign currency translation adjustment	(164)	659
Balance at end of the period (b)	7,104	17,045
Less current portion in accrued expenses and other current liabilities	(25)	(6,649)
Total long-term portion in other long-term liabilities	$7,079	$10,396

(a)	Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

(b)
Amounts represent the fair value of estimated remaining payments. The total estimated remaining payments as of September 30, 2018 are $9.1 million undiscounted. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2018, would not be material to the Company’s financial position or annual results of operations.

10.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	September 30,		December 31,
(In thousands)	2018	2017	2017
Common stock authorized	75,000	75,000	75,000
Common stock issued	27,902	27,625	27,674
Treasury stock	2,684	2,684	2,684

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Weighted average shares outstanding for basic earnings per share	25,235	25,060	25,208	24,993
Common stock equivalents pertaining to stock-based awards	269	399	301	339
Weighted average shares outstanding for diluted earnings per share	25,504	25,459	25,509	25,332

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	114	64	106	117

The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2018 and December 31, 2017:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Third Quarter 2017	0.50	08/18/17	09/01/17	12,459
Fourth Quarter 2017	0.55	11/17/17	12/01/17	13,711
Total 2017	$2.05			$51,057

First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Third Quarter 2018	0.60	08/31/18	09/14/18	15,129
Total 2018	$1.75			$44,114

In February 2017, the Company issued 63,677 deferred stock units at the average price of $108.47, or $6.9 million, to executive officers in lieu of cash for a portion of their 2016 incentive compensation.

On October 31, 2018, the Company’s Board of Directors authorized a new stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three year period. The timing of stock repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended or terminated at any time by the Board of Directors.

11.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2018				December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$664	$—	$664	$—	$930	$—	$930	$—
Liabilities
Contingent consideration	$7,104	$—	$—	$7,104	$12,545	$—	$—	$12,545

LCI INDUSTRIES
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

Derivative Instruments

At September 30, 2018, the Company had derivative instruments for 3.0 million pounds of steel in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expire in December 2018, at an average steel price of $0.25 per pound. While these derivative instruments are considered to be economic hedges of the underlying movement in the price of steel, they are not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net loss was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. At September 30, 2018, the $0.7 million corresponding asset was recorded in other current assets as reflected in the Condensed Consolidated Balance Sheets. A net loss of $0.3 million was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2018.

Non-recurring

The following table presents the carrying value on the measurement date of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or (gains) recognized during the nine months ended September 30:

	2018		2017
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Assets
Net assets of acquired businesses	117,933	—	35,224	—

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

The OEM Segment, which accounted for 91 percent and 92 percent of consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Approximately 65 percent of the Company’s OEM Segment net sales for the nine months ended September 30, 2018 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for nine percent and eight percent of consolidated net sales for the nine month periods ended September 30, 2018 and 2017, respectively, supplies engineered components to the related aftermarket channels of the recreation and industrial product markets, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$335,842	$2,988	$338,830	$357,290	$650	$357,940
Motorhomes	32,929	10,315	43,244	35,766	5,829	41,595
Adjacent industries OEMs	147,016	10,888	157,904	102,954	3,432	106,386
Total OEM Segment net sales	515,787	24,191	539,978	496,010	9,911	505,921
Aftermarket Segment:
Total Aftermarket Segment net sales	61,736	2,530	64,266	46,344	2,549	48,893
Total net sales	$577,523	$26,721	$604,244	$542,354	$12,460	$554,814

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,137,095	$6,156	$1,143,251	$1,043,297	$2,168	$1,045,465
Motorhomes	113,888	31,342	145,230	102,269	12,618	114,887
Adjacent industries OEMs	439,304	29,290	468,594	301,875	8,498	310,373
Total OEM Segment net sales	1,690,287	66,788	1,757,075	1,447,441	23,284	1,470,725
Aftermarket Segment:
Total Aftermarket Segment net sales	173,511	8,605	182,116	122,315	7,593	129,908
Total net sales	$1,863,798	$75,393	$1,939,191	$1,569,756	$30,877	$1,600,633

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s operating profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Operating profit:
OEM Segment	$36,905	$41,025	$144,436	$151,867
Aftermarket Segment	8,448	6,902	24,825	18,229
Total operating profit	$45,353	$47,927	$169,261	$170,096

The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$214,272	$228,809	$714,786	$687,274
Windows and doors	157,336	111,629	476,228	318,222
Furniture and mattresses	88,411	89,672	299,207	243,586
Axles and suspension solutions	30,148	30,542	96,901	95,082
Other	49,811	45,269	169,953	126,561
Total OEM Segment net sales	539,978	505,921	1,757,075	1,470,725
Total Aftermarket Segment net sales	64,266	48,893	182,116	129,908
Total net sales	$604,244	$554,814	$1,939,191	$1,600,633

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

LCI Industries (“LCII”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom. See Note 12 of the Notes to the Condensed Consolidated Financial Statements.

The Company’s OEM Segment manufactures or distributes a broad array of components for the leading OEMs of leisure and mobile transportation industries. Approximately 66 percent of the Company’s OEM Segment net sales for the twelve months ended September 30, 2018 were of components for travel trailer and fifth-wheel RVs, including:

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

The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and industrial product markets, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Although the current year has seen a disruption of wholesales shipments as dealers normalize their inventory levels, the Company expects to return to the normal wholesale cycle early in 2019.
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in the first nine months of 2018, the Company’s primary RV market, increased one percent to 324,500 units, compared to the same period of 2017, as a result of:

•
An estimated 19,400 unit increase in retail demand in the first nine months of 2018, or six percent, as compared to the same period of 2017. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

•
RV dealers seasonally increasing inventory levels by an estimated 27,800 units for the first nine months of 2018, higher than the increase in inventory levels of 11,600 units in the same period of 2017.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2018	92,100	(11)%	122,300	1%	(30,200)
Quarter ended June 30, 2018	115,500	—%	148,700	7%	(33,200)
Quarter ended March 31, 2018	116,900	15%	81,300	11%	35,600
Quarter ended December 31, 2017	108,200	20%	68,100	17%	40,100
Twelve months ended September 30, 2018	432,700	5%	420,400	7%	12,300

Quarter ended September 30, 2017	103,900	26%	120,600	11%	(16,700)
Quarter ended June 30, 2017	115,900	17%	139,200	13%	(23,300)
Quarter ended March 31, 2017	101,500	12%	73,100	16%	28,400
Quarter ended December 31, 2016	90,300	20%	58,300	17%	32,000
Twelve months ended September 30, 2017	411,600	19%	391,200	14%	20,400

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2018 decreased four percent to 45,400 units compared to the same period of 2017. Additionally, retail demand for motorhome RVs remained level in the first nine months of 2018, following a 14 percent increase in retail demand in 2017.
The RVIA has projected industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2018 to remain level and a two percent decrease in 2019. Several RV OEMs, however, are introducing new product lines and additional features. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2017 and remains strong through 2018. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 103 of the last 105 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at recent RV shows around the United States and Canada.
Although future retail demand is inherently uncertain, RV industry fundamentals in the first nine months of 2018, including generally low unemployment, low fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the estimated six percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs in the first nine months of 2018. The Company believes the strong RV industry fundamentals, aided by product innovation, demographic tailwinds, industry promotion and the advent of stronger dealer networks, are positive signs for the remainder of 2018. The Company also remains

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

confident in its ability to exceed industry growth rates through new product introductions, market share gains, aftermarket sales, acquisitions and ongoing investments in research and development, engineering, quality and customer service.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

•
Consolidated net sales in the third quarter of 2018 increased to $604 million, nine percent higher than consolidated net sales for the third quarter of 2017 of $555 million. Acquisitions completed by the Company over the twelve months ended September 30, 2018, added $56 million in net sales in the third quarter of 2018. Despite the short-term correction in industry wholesale shipments as dealers normalize their inventory levels, content per RV unit has increased, positively impacting net sales growth in the third quarter of 2018. Further, the Company organically increased sales to adjacent industries and the aftermarket.

•	Net income for the third quarter of 2018 increased to $33.8 million, or $1.33 per diluted share, up from net income of $32.1 million, or $1.26 per diluted share, compared to the third quarter of 2017.

•
Consolidated operating profits during the third quarter of 2018 decreased to $45.4 million from $47.9 million in the third quarter of 2017. Operating profit margin was eight percent in the third quarter of 2018 compared to nine percent in the third quarter of 2017 primarily due to cost pressures on raw materials.

•
The cost of aluminum and steel used in certain of the Company’s manufactured components continued to increase in the third quarter of 2018 primarily driven by new tariffs on these commodities. Raw material costs continue to fluctuate and are expected to remain volatile.

•
The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize manufacturing capacity. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.

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

◦
In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc. (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle and other adjacent industries, headquartered in Los Angeles, California. The purchase price was $51.5 million paid at closing and subsequently for post-closing adjustments related to net working capital.

◦
In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The purchase price was $90.4 million, net of cash acquired, paid at closing and subsequently for post-closing adjustments related to net working capital.

•
Integration activities for these and previously acquired businesses are underway and proceeding in line with established plans. The Company plans to grow sales and leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.

•
The effective tax rate for the nine months ended September 30, 2018, was substantially lower than the comparable prior year period primarily due to the lower rates resulting from the Tax Cuts and Jobs Act (the “TCJA”), as discussed under “Income Taxes.”

•	In March, June and September 2018, the Company paid a quarterly dividend of $0.55, $0.60 and $0.60 per share, aggregating to $13.9 million, $15.1 million and $15.1 million, respectively.

•
On October 31, 2018, the Company’s Board of Directors authorized a new stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three year period.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2018 increased seven percent, or $34 million, compared to the same period of 2017. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2018	2017	Change
RV OEMs:
Travel trailers and fifth-wheels	$338,830	$357,940	(5)%
Motorhomes	43,244	41,595	4%
Adjacent industries OEMs	157,904	106,386	48%
Total OEM Segment net sales	$539,978	$505,921	7%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30 were:

	2018	2017	Change
Travel trailer and fifth-wheel RVs	92,100	103,900	(11)%
Motorhomes	12,300	14,500	(15)%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the third quarter of 2018 outperformed industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to market share gains as a result of price increases, new product introductions and customer penetration.

The Company’s net sales growth in components for motorhomes during the third quarter of 2018 outperformed industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2018. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to domestic RV OEMs for the different types of RVs produced for the twelve months ended September 30, divided by the industry-wide wholesale shipments of the different product mix of RVs for the same period, was:

Content per:	2018	2017	Change
Travel trailer and fifth-wheel RV	$3,456	$3,172	9%
Motorhome	$2,480	$2,152	15%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during the third quarter of 2018 primarily due to acquisitions completed in 2018 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $36.9 million in the third quarter of 2018, a decrease of $4.1 million compared to the same period of 2017. The operating profit margin of the OEM Segment in the third quarter of 2018 was negatively impacted by:

•
Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to increase in the third quarter of 2018 primarily driven by tariffs on steel and aluminum. Material costs are subject to global supply and demand forces and are expected to remain volatile.

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

Partially offset by:

•	Better fixed cost absorption by spreading fixed costs over a sales base that increased by $34 million.

•	Increased sales to Adjacent Industries OEMs.

•	Pricing changes of targeted products.

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

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2018 increased 19 percent, or $286 million, compared to the first nine months of 2017. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2018	2017	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,143,251	$1,045,465	9%
Motorhomes	145,230	114,887	26%
Adjacent industries OEMs	468,594	310,373	51%
Total OEM Segment net sales	$1,757,075	$1,470,725	19%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30, were:

	2018	2017	Change
Travel trailer and fifth-wheel RVs	324,500	321,300	1%
Motorhomes	45,400	47,300	(4)%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during the first nine months of 2018 exceeded the increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains.

The Company’s net sales growth in components for motorhomes during the first nine months of 2018 outperformed the change in industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2018 and 2017. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

The Company’s net sales to Adjacent Industries increased during the first nine months of 2018, primarily due to acquisitions completed in 2018 and 2017 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $144.4 million in the first nine months of 2018, a decrease of $7.4 million compared to the first nine months of 2017. The operating profit margin of the OEM Segment in the first nine months of 2018 was negatively impacted by:

•
Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to increase in the first nine months of 2018 primarily driven by tariffs on steel and aluminum. Material costs are subject to global supply and demand forces and are expected to remain volatile.

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

Partially offset by:

•	Better fixed cost absorption by spreading fixed costs over a sales base that increased by $286 million.

•	Increased sales to Adjacent Industries OEMs.

•	Pricing changes of targeted products.

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

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2018 increased 31 percent, or $15 million, compared to the same period of 2017. Net sales of components were as follows for the three months ended September 30:

(In thousands)	2018	2017	Change
Total Aftermarket Segment net sales	$64,266	$48,893	31%

The Company’s net sales to the Aftermarket increased during the third quarter of 2018 primarily due to acquisitions and the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market. With an estimated nine million households in North America owning an RV and the Company’s increasing content per unit, the Company continues to believe there are significant opportunities in the RV aftermarket as the components sold to OEMs are subject to normal wear and tear over time.

Operating profit of the Aftermarket Segment was $8.4 million in the third quarter of 2018, an increase of $1.5 million compared to the same period of 2017, and operating margin for the segment has decreased to 13 percent. As indicated, this business is still in a growth stage and the Company has added staff to support anticipated growth and anticipates further cost increases in this area as it builds up the capabilities of this business.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2018 increased 40 percent, or $52 million, compared to the same period of 2017. Net sales of components were as follows for the nine months ended September 30:

(In thousands)	2018	2017	Change
Total Aftermarket Segment net sales	$182,116	$129,908	40%

The Company’s net sales to the Aftermarket increased during the first nine months of 2018 primarily due to acquisitions and the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market.

Operating profit of the Aftermarket Segment was $24.8 million in the first nine months of 2018, an increase of $6.6 million compared to the same period of 2017, and operating margin for the segment remained consistent at 14 percent.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income Taxes

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 22.1 percent and 31.7 percent, respectively. The effective tax rate for the nine months ended September 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of Accounting Standards Update (“ASU”) 2016-09, and Federal and Indiana research and development credits offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the nine months ended September 30, 2018 as compared to the same period in 2017 was due primarily to the TCJA reduction in the federal tax rate.
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
In accordance with ASU 2018-05 and SAB 118, the Company recorded a one-time non-cash charge of $13.3 million related to the enactment of the TCJA which resulted in the re-measurement of certain deferred tax assets using the lower U.S. corporate income tax rate during the year ended December 31, 2017. As of September 30, 2018, we have not made any additional measurement-period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the TCJA and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the TCJA. We are continuing to gather information to assess the application of the TCJA and expect to complete our analysis during the quarter ending December 31, 2018.
During the nine months ended September 30, 2018 and 2017, we recognized a reduction in our income tax expense of $3.3 million and $6.4 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2018	2017
Net cash flows provided by operating activities	$107,592	$107,814
Net cash flows used in investing activities	(248,098)	(127,975)
Net cash flows provided by (used in) financing activities	132,707	(46,247)
Net decrease in cash and cash equivalents	$(7,799)	$(66,408)

Cash Flows from Operations

Net cash flows from operating activities in first nine months of 2018 were $0.2 million lower than the same period of 2017, primarily due to:

•	A $12.9 million decrease in accounts payable in the first nine months of 2018 compared to a $29.9 million increase in the same period of 2017, primarily due to timing of these payments.

•
A $7.2 million increase in accrued expenses and other liabilities in the first nine months of 2018 compared to an $26.1 million increase in the same period of 2017, primarily due to timing of these payments.

Partially offset by increases of:

•	A $13.0 million increase in net income in first nine months of 2018 compared to the same period of 2017.

•
A $16.5 million increase in inventory in the first nine months of 2018 compared to a $33.8 million increase in the same period of 2017 reflecting higher material costs. Inventory turnover for the twelve months ended September 30, 2018 decreased to 6.6 turns compared to 7.8 turns for the same period of 2017. The Company is

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

working to improve inventory turnover; however, inventory turns may trend lower due to growth in product categories such as imported furniture and Furrion electronics.

•
A $51.7 million increase in accounts receivable in the first nine months of 2018 compared to a $69.7 million increase in the same period of 2017, primarily due to the timing of payments by the Company’s customers. Overall, accounts receivable balances remain current with an increase in days sales outstanding to 26 at September 30, 2018, compared to 22 at September 30, 2017.

Over the long term, based on the Company’s collection and payment patterns, inventory turnover, changes to the sales mix and other emerging trends, the Company expects working capital to increase or decrease approximately 10 to 15 percent of the increase or decrease in net sales, respectively. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $49.7 million in the first nine months of 2018, and is expected to be approximately $70 million to $75 million for fiscal year 2018. Non-cash stock-based compensation in the first nine months of 2018 was $13.9 million. Non-cash stock-based compensation is expected to be approximately $18 million to $20 million for fiscal year 2018.

Cash Flows from Investing Activities
Cash flows from investing activities of $248.1 million in the first nine months of 2018 were primarily comprised of $92.5 million for capital expenditures and $156.7 million for the acquisition of businesses. Cash flows from investing activities of $128.0 million in the first nine months of 2017 were primarily comprised of $60.3 million for capital expenditures and $67.9 million for the acquisition of businesses. Information detailing out the acquisitions in the first nine months of 2018 and 2017 are included in Note 4 of the Notes to the Condensed Consolidated Financial Statements.
The Company’s capital expenditures are primarily for automation, replacement and capacity expansion. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately two percent of net sales, while the expansion portion has averaged approximately 8 to 11 percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages. During 2018, the Company continues to focus capital investment in capacity expansion, automation and lean manufacturing initiatives.
The first nine months of 2018 capital expenditures and acquisitions were primarily funded by cash from periodic borrowings under the Company’s line of credit and cash from operations. Capital expenditures in 2018 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s line of credit.

Cash Flows from Financing Activities

Cash flows from financing activities in the first nine months of 2018 were primarily comprised of payments of dividends of $0.55, $0.60 and $0.60 per share, respectively, of the Company’s common stock, representing an aggregate of $13.9 million, $15.1 million and $15.1 million, respectively, paid to stockholders of record as of March 16, 2018, June 4, 2018 and August 31, 2018, respectively. The increase in debt was due to borrowings under the Company’s line of credit to fund acquisitions. In addition, the Company had $14.1 million of shares tendered for payment of taxes. Further, the Company paid $3.0 million in contingent consideration related to acquisitions.
Cash flows from financing activities in the first nine months of 2017 were primarily comprised of a payment of quarterly dividends of $0.50 per share of the Company’s common stock, representing an aggregate of $12.4 million, $12.4 million and $12.5 million, paid to stockholders of record as of March 6, 2017, May 19, 2017 and August 18, 2017, respectively. In addition, the Company had $7.3 million of shares tendered for payment of taxes. Further, the Company paid $1.5 million in contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $7.1 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2018. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Stock Repurchase Program

On October 31, 2018, the Company’s Board of Directors authorized a new stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three year period. The timing of stock

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended or terminated at any time by the Board of Directors. Repurchases under the stock repurchase program will be funded from the Company’s existing cash and cash equivalents, future cash flows and its existing line of credit.
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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of September 30, 2018), our results of operations would not be materially affected.
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

b)	Changes in Internal Control over Financial Reporting
The Company began implementation of a new enterprise resource planning (“ERP”) system in late 2013. To date, 28 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.
During the nine months ended September 30, 2018, the Company completed the Taylor Made, Hehr and STLA acquisitions, which contributed $63.5 million of net sales for quarter ended September 30, 2018. Total assets from these acquisitions as of September 30, 2018 were $197.9 million. As the Taylor Made, Hehr and STLA acquisitions occurred in the first nine months of 2018, the scope of the Company’s evaluation of the effectiveness of internal control over financial reporting does not include Taylor Made, Hehr and STLA. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheets as of September 30, 2018, would not be material to the Company’s financial position or annual results of operations.

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
November 7, 2018