Form 10-K
period 2018-12-31
LCI INDUSTRIES
filed 2019-02-27
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,549,669,846. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 15, 2019), was 24,863,161 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” with respect to our financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company’s common stock, the impact of legal proceedings, and other matters. Statements in this Form 10-K that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

INDUSTRY AND MARKET DATA

Certain market and industry data and forecasts included in this report were obtained from independent market research, industry publications and surveys, governmental agencies and publicly available information. Industry surveys, publications and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We believe the data from such third-party sources to be reliable. However, we have not independently verified any of such data and cannot guarantee its accuracy or completeness. Similarly, internal market research and industry forecasts, which we believe to be reliable based upon our management’s knowledge of the market and the industry, have not been verified by any independent sources. While we are not aware of any misstatements regarding the market or industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Special Note Regarding Forward-Looking Statements,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

LCI INDUSTRIES

PART I

Item 1. BUSINESS.

Summary
LCI Industries (“LCII” and collectively with its subsidiaries, the “Company” or the “Registrant”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers.

LCI’s products include steel chassis and related components; axles and suspension solutions; slide-out mechanisms and solutions; thermoformed bath, kitchen and other products; vinyl, aluminum and frameless windows; manual, electric and hydraulic stabilizer and leveling systems; furniture and mattresses; entry, luggage, patio, and ramp doors; electric and manual entry steps; awnings and awning accessories; electronic components; televisions and sound systems; navigation systems; backup cameras; appliances; and other accessories.
The Company has two reportable segments: the original equipment manufacturers segment (the “OEM Segment”) and the aftermarket segment (the “Aftermarket Segment”).
The Company is focused on profitable growth in its industries, both organic and through acquisitions. In order to support this growth, over the past several years the Company has expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution and administrative functions. At December 31, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom, and reported consolidated net sales of $2.5 billion for the year ended December 31, 2018.
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

Recent Developments

Sales and Profits
Consolidated net sales for the year ended December 31, 2018 increased to a record $2.5 billion, 15 percent higher than the consolidated net sales for the year ended December 31, 2017 of $2.1 billion. The increase in year-over-year net sales reflects growth across the Company’s segments, content growth, as well as the addition of sales from acquisitions completed by the Company over the twelve months ended December 31, 2018. Net sales from acquisitions completed by the Company over the twelve months ended December 31, 2018 contributed $231.0 million in 2018.
Net income for the full-year 2018 increased to $148.6 million, or $5.83 per diluted share, up from net income of $132.9 million, or $5.24 per diluted share, in 2017. Net income for 2018 and 2017 included one-time non-cash charges of $0.6 million ($0.03 per diluted share) and $13.2 million ($0.52 per diluted share), respectively, related to the impact of the Tax Cuts and Jobs Act (the “TCJA”). Excluding the estimated impact of the TCJA, adjusted net income was $149.2 million, or $5.86 per diluted share, in 2018 compared to $146.1 million, or $5.76 per diluted share, in 2017. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company's use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures.
In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company describes in detail the increase in its sales and profits during 2018.

Customer Concentrations

Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 31 percent, 38 percent and 37 percent of the Company’s consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 23 percent, 25 percent and 26 percent of the Company’s consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2018, 2017 and 2016. International sales, primarily in Europe and Australia, and export sales represented approximately four percent, two percent and one percent of consolidated net sales in 2018, 2017 and 2016, respectively.

Acquisitions

During 2018, the Company completed four acquisitions:

In November 2018, the Company acquired the business and certain assets of the furniture manufacturing operation of Smoker Craft Inc., (“Smoker Craft”), a leading pontoon, aluminum fishing, and fiberglass boat manufacturer located in New Paris, Indiana. The purchase price was $28.1 million paid at closing.

In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.r.l., (“STLA”), a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.8 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital.

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc., (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The purchase price was $51.5 million paid at closing.

In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The purchase price was $90.4 million, net of cash acquired, paid at closing.

Other Developments

In November 2018, the Company announced its Board of Directors authorized a new $150.0 million stock purchase program over the next three years. The Company purchased 0.4 million of its common shares for $28.7 million in 2018.

In December 2018, the Company amended and restated its existing credit agreement (as amended and restated, the “Amended Credit Agreement”) providing for a senior secured revolving credit facility to increase the maximum borrowings thereunder from $325 million to $600 million, to allow for up to $250 million of borrowings by Foreign Borrowers (as defined in the Amended Credit Agreement) and to extend the maturity date of the revolving credit facility to December 14, 2023 (subject to certain extensions as provided in the Amended Credit Agreement).

OEM Segment

Through its wholly-owned subsidiaries, the Company manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing.

In 2018, the OEM Segment represented 91 percent of the Company’s consolidated net sales and 84 percent of consolidated segment operating profit. Approximately 64 percent of the Company’s OEM Segment net sales in 2018 were of products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

Raw materials used by the Company’s OEM Segment, consisting primarily of steel (coil, sheet, tube and I-beam), extruded aluminum, glass, wood, fabric and foam are available from a number of sources, both domestic and foreign.

Operations of the Company’s OEM Segment consist primarily of fabricating, welding, thermoforming, painting, sewing and assembling components into finished products. The Company’s OEM Segment operations are conducted at over 65 manufacturing and distribution facilities throughout the United States, and in Canada, Ireland, Italy, and the United Kingdom, strategically located in proximity to the customers they serve. See Item 2. “Properties.”

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

OEM Segment net sales to adjacent industries increased 49 percent from $411.2 million in 2017 to $614.6 million in 2018, or 27 percent and 21 percent of total OEM Segment net sales in 2018 and 2017, respectively. The Company’s market share for its products in adjacent industries cannot be readily determined; however, the Company continues to make investments in people, technology and equipment and is committed to expanding its presence in these industries.

Detailed narrative information about the results of operations of the OEM Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, warehouse distributors and service centers, as well as direct to retail customers. The Company has teams dedicated to product training and marketing support for its Aftermarket Segment customers. The Company also supports two call centers to provide quick responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements are purchased outside the normal product selling seasons, thereby causing Aftermarket Segment sales to be counter-seasonal.

According to the Recreation Vehicle Industry Association (“RVIA”), estimated RV ownership in the United States has increased to over nine million units. Additionally, as a result of a vibrant secondary market, one-third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for aftermarket sales, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

Aftermarket Segment net sales increased 36 percent from $171.1 million in 2017 to $233.2 million in 2018. The Company continues to make investments in people and technology to grow the Aftermarket Segment and is committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

The Company’s sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of its products, innovation, price, customer service and customer satisfaction. As a result of the Company’s strategic decision to increase its sales to the aftermarket and adjacent industries, as well as expand into international markets, the Company has increased its annual marketing and advertising expenditures over the past few years, which were $4.1 million, $3.2 million and $3.0 million in 2018, 2017 and 2016, respectively.

The Company has several supply agreements or other arrangements with certain of its customers that provide for prices of various products to be fixed for periods generally not in excess of eighteen months; however, in certain cases the Company has the right to renegotiate the prices on sixty-days’ notice. The Company has agreements with certain customers that indexes their pricing to select commodities. Both the OEM Segment and the Aftermarket Segment typically ship products on average within one to two weeks of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

Capacity

At December 31, 2018, the Company operated over 65 manufacturing and distribution facilities across the U.S. and in Canada, Ireland, Italy, and the United Kingdom. In 2018, the Company’s facilities operated at an average of approximately 55 percent of their practical capacity, assuming at least two shifts of production at all facilities. Capacity by facility varies significantly based on seasonal demand, as well as by product line and geographic region, with certain facilities at times operating below 50 percent utilization, and other facilities at times operating above 90 percent utilization. For most products, the Company has the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. Capital expenditures for 2018 were $120 million, which included approximately $75 million for growth, lean and automation initiatives, and approximately $45 million of replacement capital expenditures.

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

International

Over the past several years, the Company has been gradually growing international sales, primarily in Europe and Australia, and export sales represented approximately four percent, two percent and one percent of consolidated net sales in 2018, 2017 and 2016, respectively. The Company continues to focus on developing products tailored for international RV markets. The Company participates in the largest RV shows in Europe and has been receiving positive feedback on its products, especially its proprietary slide-out products. The Company’s Director of International Business Development spends time in Australia, Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. The Company estimates the addressable market for annual net sales of its products outside of North America to be over $1 billion. Financial information relating to the Company’s acquisitions is included in Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Intellectual Property

The Company holds approximately 200 United States and foreign patents and has approximately 80 patent applications pending that relate to various products sold by the Company. The Company has also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

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

Research and Development

The Company strives to be an industry leader in product innovation and is focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $16 million, $14 million and $9 million in 2018, 2017 and 2016, respectively.

Regulatory Matters

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products. Sales and manufacturing operations in foreign countries are subject to similar regulations.

Rules promulgated under the Transportation Recall Enhancement, Accountability and Documentation Act require manufacturers of motor vehicles and certain motor vehicle related equipment to regularly make reports and submit documents and certain historical data to the National Highway Traffic Safety Administration (“NHTSA”) of the United States Department of Transportation (“DOT”) to enhance motor vehicle safety, and to respond to requests for information relating to specific complaints or incidents.

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

Environmental

The Company’s operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge, transport and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on the Company’s operations or financial condition; however, there can be no assurance that this trend will continue.

Employees

As of December 31, 2018, the Company had 10,260 full-time employees. None of the employees of the Company in the U.S. are subject to collective bargaining agreements, although certain international employees are covered by national labor laws. The Company believes relations with its employees are good.

Executive Officers

The following table sets forth our executive officers as of December 31, 2018:

Name	Position

Jason D. Lippert	Chief Executive Officer and Director
Brian M. Hall	Chief Financial Officer
Andrew J. Namenye	Vice President – Chief Legal Officer and Secretary
Jamie M. Schnur	Chief Administrative Officer
Nick C. Fletcher	Chief Human Resources Officer

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company’s directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019.

JASON D. LIPPERT (age 46) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Mr. Lippert has over 20 years of experience with the Company, and has served in a wide range of leadership positions.

BRIAN M. HALL (age 44) joined the Company in March 2013, served as Corporate Controller from June 2013 until January 2017, and has served as Chief Financial Officer of the Company since November 2016. Prior to joining the Company, he spent more than 16 years in public accounting.

ANDREW J. NAMENYE (age 38) joined the Company in September 2017, and has been Vice President – Chief Legal Officer and Secretary since November 2017. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

JAMIE M. SCHNUR (age 47) became Chief Administrative Officer of the Company effective May 2013. Mr. Schnur has over 20 years of experience with the Company, and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 58) joined the Company in February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Other Officers

KIP A. EMENHISER (age 45) joined the Company in January 2017, and has been Corporate Controller and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing has in the past caused, and would in the future again likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently result in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products, and which could recur in the future.

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and other products which use our components, resulting in reduced demand for our products.

Retail consumers who purchase RVs and other products which use our components generally obtain retail financing from third-party lenders. The availability, terms and cost of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. Restrictions on the availability of consumer financing and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers to purchase such discretionary products, which would result in reduced production of such products by our customers, and therefore reduce demand for our products.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 64 percent of our OEM Segment net sales in 2018, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Company-Specific Risk Factors

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2018, the OEM Segment represented 91 percent of our consolidated net sales, and 84 percent of consolidated segment operating profit. Approximately 64 percent of our OEM Segment net sales in 2018 were of products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which was above historical averages in 2018. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

The loss of any key customer, or a significant reduction in purchases by such customers, could have a material adverse impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for 54 percent of our consolidated net sales in 2018. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have a material adverse impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 45 percent and 15 percent, respectively, of our raw material costs in 2018. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

Our business depends on our ability to source raw materials, such as steel, aluminum, glass, wood, fabric and foam, and certain components, such as electric motors, televisions and appliances, in a timely and cost efficient manner. Most materials and components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. If raw materials or components that are used in manufacturing our products or for which we act as a distributor, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted or delayed, our manufacturing and distribution operations could be adversely affected, which could adversely impact our financial condition and operating results.

In 2018, we imported, or purchased from suppliers who imported, approximately 30 percent of our raw materials and components. Additionally, we have the exclusive right to distribute Furrion Limited’s complete line of electronics and appliance products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus and school bus industries throughout the United States and Canada, which products are imported from China. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, war, terrorism or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

We import a portion of our raw materials and the components we sell, and the effect of foreign exchange rates could adversely affect our operating results.

We negotiate for the purchase of a significant portion of raw materials and semi-finished components with suppliers that are not located in the United States. As such, the prices we pay in part are dependent upon the rate of exchange for U.S. Dollars versus the currency of the local supplier. A dramatic weakening of the U.S. Dollar could increase our cost of goods sold, and such cost increases may not be offset through price increases for our products, adversely impacting our margins.

Changes in consumer preferences relating to our products, or the inability to develop innovative new products, could cause reduced sales.

Changes in consumer preferences for RV, manufactured housing and recreational boat models, and for the components we make for such products, occur over time. Our inability to anticipate changes in consumer preferences for such products, or delays in responding to such changes, could reduce demand for our products and adversely affect our net sales and operating results. Similarly, we believe our ability to remain competitive also depends on our ability to develop innovative new products or enhance features of existing products. Delays in the introduction or market acceptance of new products or product features could have an adverse effect on our net sales and operating results.

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

In certain geographic regions in which we have a larger concentration of manufacturing facilities, we have experienced, and could again experience, shortages of qualified employees. Competition for skilled workers, especially during improving economic times, may increase the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers relatively easily. If such conditions become extreme, we may not be able to increase production to timely satisfy demand, and may incur higher labor and production costs, which could adversely impact our operating results and financial condition.

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

We have completed several business acquisitions and may continue to engage in acquisitions or similar activities, such as joint ventures and other business transactions. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Such acquisitions, joint ventures and other business transactions involve potential risks, including:

•the failure to successfully integrate personnel, departments and systems, including IT and accounting systems, technologies, books and records and procedures;
•the need for additional investments post-acquisition that could be greater than anticipated;
•the assumption of liabilities of the acquired businesses that could be greater than anticipated;
•incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results;
•unforeseen difficulties related to entering geographic regions or industries in which we do not have prior experience; and
•the potential loss of key employees or existing customers or adverse effects on existing business relationships with suppliers and customers.
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

We have been gradually growing sales overseas, primarily in Europe and Australia, and export sales represented approximately four percent, two percent and one percent of consolidated net sales in 2018, 2017 and 2016, respectively. We plan to continue pursuing international opportunities. Five of our acquisitions since 2016 are headquartered in Europe or have international operations and customers.

Conducting business outside of the United States is subject to various risks, many of which are beyond our control, including:
•adverse political and economic conditions;
•changes in tariffs, trade restrictions, trade agreements, and taxation;
•difficulties in managing or overseeing foreign operations and agents;
•differences in regulatory environments, labor practices and market practices;
•cultural and linguistic differences;
•foreign currency fluctuations;
•limitations on the repatriation of funds because of foreign exchange controls;
•different liability standards;
•potentially longer payment cycles;
•different credit risks;
•the uncertainty surrounding the implementation and effects of Brexit; and
•intellectual property laws of countries which do not protect our rights in our intellectual property to the same  extent as the laws of the United States.

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
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the NHTSA of the DOT, the Consumer Products Safety Commission,

HUD, and consumer safety standards promulgated by state regulatory agencies and industry associations. Sales and manufacturing operations in foreign countries may be subject to similar regulations. Any major recalls of our products, voluntary or involuntary, could adversely impact our reputation, net sales, financial condition and operating results. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. Our failure to comply with present or future regulations and standards could result in fines, penalties, recalls or injunctions being imposed on us, administrative penalties, potential civil and criminal liability, suspension of sales or production or cessation of operations.

Further, certain other U.S. and foreign laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, quality of services, warranty, product liability, real estate, intellectual property, tax, import and export duties, tariffs, competition, environmental, and health and safety. We are also subject to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption and anti-bribery laws applicable to our operations. Compliance with these laws and others may be onerous and costly, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could adversely affect our results of operations. We cannot assure you that our employees, contractors, vendors or agents will not violate such laws and regulations or our policies and procedures related to compliance.

In addition, potentially significant expenditures could be required in order to comply with evolving healthcare, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future by governmental authorities. Our operating profit margin in 2018 was impacted by higher health insurance costs, largely due to increased employee participation and improved retention and operating profit will likely continue to be impacted in future periods.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees, contractors, vendors or agents could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. We cannot assure you that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it could have an adverse effect on our results of operations and/or our financial condition.

Our operations are subject to certain environmental laws and regulations, and costs of compliance, investigation or remediation of environmental conditions could have an adverse effect on our business and results of operations.

Our operations are also subject to certain complex federal, state and local environmental laws and regulations relating to air, water, and noise pollution and the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation, and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. Failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. Although we believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, one or more of our current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, we may incur expenditures for future investigation and remediation, including in conjunction with voluntary remediation programs or third-party claims. If other potentially responsible persons are unable or otherwise not obligated to contribute to remediation costs, we could be held responsible for their portion of the remediation costs, and those costs could be material. The operation of our manufacturing facilities entails risks, and we cannot assure you that our costs in relation to these environmental matters or compliance with environmental laws in general will not have an adverse effect on our business and results of operations.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on certain trademarks, patents and other intellectual property rights, including contractual rights with third parties. Our success depends, in part, on our ability to protect our intellectual property against dilution, infringement, and competitive pressure by defending our intellectual property rights. We rely on intellectual property laws of the U.S., European Union, Canada, and other countries, as well as contractual and other legal rights, for the protection of our property rights.

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
From time to time, we receive notices or claims that we may be infringing certain patent or other intellectual property rights of others. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, reduce the market value of our products and services, lower our profits, and could otherwise have an adverse effect on our business, financial condition or results of operation.

Compliance with conflict mineral disclosure requirements will create additional compliance cost and may create reputational challenges.

The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required annual disclosures that began in May 2014. We have incurred costs and diverted internal resources to comply with these disclosure requirements, including for diligence to determine the sources of those minerals that may be used in or necessary to the production of our products. Compliance costs are expected to continue in future periods, subject to any regulatory changes implemented by the current administration in Washington, D.C. Further action or clarification from the SEC or a court regarding required disclosures could result in reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products and are required to make such disclosures.

If our information technology systems fail to perform adequately or are breached, our operations could be disrupted and it could adversely affect our business, reputation and results of operations.
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
In addition, our information technology systems may be vulnerable to damage, interruption or unauthorized access from circumstances beyond our control, including fire, natural disasters, security breaches, telecommunications failures, computer viruses, hackers, phishing attempts, and other manipulation or improper use of our systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Further, we have selected and have begun implementing a new enterprise resource planning (“ERP”) system, the full implementation of which is expected to take several years; however, there may be other challenges and risks as we upgrade and standardize our ERP system on a company-wide basis.
Cyber-attacks, such as those involving the deployment of malware, are increasing in frequency, sophistication and intensity and have become increasingly difficult to detect. We have an information security team that deploys the latest firewalls and constantly monitors and continually updates our security protections to mitigate these risks, but despite these ongoing efforts, we cannot assure you that they will be effective or will work as designed. If we fail to maintain or protect our information systems and data integrity effectively, we could: lose existing customers; have difficulty attracting new customers; have difficulty preventing, detecting and controlling fraud; have disputes with customers and suppliers; have regulatory sanctions or penalties imposed; incur increased operating expenses; incur expenses or lose revenues as a result of a data privacy breach; or suffer other adverse consequences.
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

A portion of our total assets as of December 31, 2018 was comprised of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

We may become more leveraged.

Financing for our investments is typically provided through a combination of currently available cash and cash equivalents and use of our revolving credit facility. The incurrence of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our outlook by one or more of our lenders.

We are subject to covenants in our debt agreements that may restrict or limit our operations and acquisitions and our failure to comply with the covenants in our debt agreements could have a material adverse impact on our business, results of operations and financial condition.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios, including a maximum net leverage ratio and a minimum debt service coverage ratio, and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, which may permit the lenders under these debt agreements to exercise remedies. These defaults could have a material adverse impact on our business, results of operations and financial condition.

An increase in interest rates could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”) or its replacement. Future increases in market interest rates would increase our interest expense. Borrowings under our Amended Credit Agreement currently bear interest at variable rates based on either an Alternate Base Rate or an Adjusted LIBOR plus, in each case, an applicable margin. In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the LIBOR. As a result, it is possible that commencing in 2022, the LIBOR may no longer be available or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on eurocurrency loans. While our Amended Credit Agreement provides a mechanism for determining an alternative rate of interest in the event that LIBOR is no longer available, any such alternative, successor or replacement rate may not be similar to, or produce the same value or economic equivalence of, LIBOR or have the same volume or liquidity as did LIBOR prior to its discontinuance or unavailability, which may increase our overall interest expense.

Although we currently pay regular quarterly dividends on our common stock, we cannot assure you that we will continue to pay a regular quarterly dividend.

In March 2016, our Board of Directors approved the commencement of a dividend program under which we have paid regular quarterly cash dividends to holders of our common stock. Our ability to pay dividends, and our Board of Directors’ determination to maintain our current dividend policy, will depend on a number of factors, including:
•the state of our business, competition, and changes in our industry;
•changes in the factors, assumptions, and other considerations made by our Board of Directors in reviewing and revising our dividend policy;
•our future results of operations, financial condition, liquidity needs, and capital resources;
•limitations in our debt agreements; and
•our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, and taxes.
Each of the factors listed above could negatively affect our ability to pay dividends in accordance with our dividend policy or at all. In addition, our Board of Directors may elect to suspend or alter the current dividend policy at any time.

Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.

In October 2018, our Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three-year period. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders. In addition, any share repurchases must comply with all respective laws and any agreements applicable to the repurchase of shares, including our debt agreements. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic investments, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in repurchases, or the completion of our stock repurchase program, could have a negative impact on our stock price. Additionally, we can provide no assurance that we will repurchase shares at favorable prices, if at all.

Our stock price may be volatile.

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include:
•the perceived prospects of our business and our industries as a whole;
•differences between our actual financial and operating results and those expected by investors and analysts;
•changes in analysts’ recommendations or projections;
•changes affecting the availability of financing in the wholesale and consumer lending markets;
•actions or announcements by competitors;
•changes in laws and regulations affecting our business;
•the gain or loss of significant customers;
•significant sales of shares by a principal stockholder;
•activity under our stock repurchase program;
•changes in key personnel;
•actions taken by stockholders that may be contrary to our Board of Directors’ recommendations; and
•changes in general economic or market conditions.
In addition, stock markets generally experience significant price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and warehousing. Many of the properties listed manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment. Square footage is not allocated across the segments. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The Company’s primary administrative offices are located in Elkhart and Mishawaka, Indiana. Total administrative space company-wide aggregates approximately 500,000 square feet. At December 31, 2018, the Company’s properties were as follows:

City	State/Province	Square Feet	Owned	Leased

Double Springs	Alabama	109,000	☑
Gilbert	Arizona	11,600		☑
Los Angeles	California	82,500		☑
Rialto	California	62,700	☑
Pomona	California	54,273		☑
Bradenton	Florida	91,392		☑
Lakeland	Florida	15,000		☑
Fitzgerald	Georgia	79,000	☑
Nampa	Idaho	141,080		☑
Nampa	Idaho	83,500	☑
Nampa	Idaho	22,000		☑
Twin Falls	Idaho	16,060		☑
Fort Wayne	Indiana	740,784		☑
Goshen	Indiana	410,000	☑
South Bend	Indiana	379,902		☑
Goshen	Indiana	355,960	☑
Goshen	Indiana	341,000		☑
Elkhart	Indiana	308,864	☑
Mishawaka	Indiana	303,923	☑

City	State/Province	Square Feet	Owned	Leased

Elkhart	Indiana	250,000	☑
Elkhart	Indiana	230,800		☑
Bristol(2)	Indiana	177,408	☑
Elkhart	Indiana	160,000	☑
Goshen	Indiana	158,500	☑
Goshen	Indiana	153,200	☑
Kendalville	Indiana	152,200	☑
Elkhart	Indiana	125,855	☑
Middlebury	Indiana	122,226	☑
Goshen	Indiana	118,125	☑
Goshen	Indiana	110,000	☑
Elkhart	Indiana	102,900		☑
Middlebury	Indiana	101,776	☑
Goshen	Indiana	95,960		☑
Goshen	Indiana	87,800	☑
Goshen	Indiana	74,200	☑
Howe	Indiana	60,000	☑
Elkhart	Indiana	57,000		☑
Goshen	Indiana	53,500	☑
New Paris	Indiana	50,000		☑
Elkhart	Indiana	27,200		☑
Elkhart	Indiana	18,000		☑
Millersburg	Indiana	10,000		☑
Elkhart	Indiana	7,300		☑
Templemore	Ireland	73,000	☑
San Casciano	Italy	58,125	☑
Milan	Italy	55,176		☑
Monteriggioni	Italy	16,500		☑
Calenzano	Italy	15,000		☑
Venice	Italy	10,500		☑
Pontedera	Italy	6,251		☑
Newton	Kansas	174,147		☑
Chesaning	Michigan	95,562		☑
Chesaning	Michigan	62,330		☑
Sterling Heights	Michigan	56,248		☑
Gloversville	New York	140,000	☑
Gloversville	New York	140,000		☑
Johnstown	New York	8,842	☑
Payne	Ohio	170,000	☑
Jackson Center	Ohio	12,000	☑
Tulsa	Oklahoma	30,953		☑
Pendleton	Oregon	56,800	☑
McMinnville	Oregon	35,700	☑
Denver	Pennsylvania	40,200		☑
Granby	Quebec	96,875	☑
Gaffney	South Carolina	55,000		☑

City	State/Province	Square Feet		Owned	Leased

Springfield	Tennessee	60,000			☑
Waxahachie	Texas	195,000		☑
Catfield	England	135,000		☑
Cheshire	England	1,700			☑
Kaysville	Utah	70,000			☑
		7,983,397	(1)

____________________________
(1) At December 31, 2017, the Company used an aggregate of 6,704,891 square feet for manufacturing and warehousing.
(2) Facilities under construction in preparation for manufacturing and warehousing at December 31, 2018.

At December 31, 2018, the Company maintained the following facilities, or partial facilities, not currently used in production.

City	State/Province	Square Feet	Owned	Leased
Phoenix(3)	Arizona	61,000	☑
South Bend(3)	Indiana	134,235		☑
Elkhart	Indiana	91,670	☑
Chester	South Carolina	108,600	☑
		395,505
________________________
(3) Currently leased to third parties.

Item 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2018, would not be material to the Company’s financial position or annual results of operations.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 15, 2019, there were 297 holders of the Company’s common stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s common stock trades on the New York Stock Exchange under the symbol “LCII”.

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption “Equity Compensation Plan Information” in the Company’s 2019 Proxy Statement.

Dividends and Share Repurchases

See Note 12 - Stockholders’ Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. Monthly stock repurchases for the fourth quarter of 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
November 2018	141,143	74.58	141,143	$139.5
December 2018	261,427	69.50	402,570	$121.3
Total	402,570	71.28

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014

Operating Data:
Net sales	$2,475,807	$2,147,770	$1,678,898	$1,403,066	$1,190,782
Operating profit	198,788	214,281	200,850	116,254	95,487
Income before income taxes	192,352	212,844	199,172	114,369	95,057
Provision for income taxes*	43,801	79,960	69,501	40,024	32,791
Net income*	148,551	132,884	129,671	74,345	62,266

Net income per common share:
Basic*	$5.90	$5.31	$5.26	$3.06	$2.60
Diluted*	5.83	5.24	5.20	3.02	2.56

Cash dividends per common share	$2.35	$2.05	$1.40	$2.00	$2.00

Financial Data:
Net working capital	$349,069	$235,066	$218,043	$146,964	$100,451
Total assets	1,243,893	945,858	786,904	622,856	543,841
Long-term obligations	360,056	111,100	87,284	85,419	41,758
Stockholders’ equity	706,255	652,745	550,269	438,575	394,898

∗Amounts include a one-time non-cash charge of $0.6 million ($0.03 per diluted share) and $13.2 million ($0.52 per diluted share) related to the impact of the TCJA for the years ended December 31, 2018 and 2017, respectively. See “Provision for Income Taxes” and “Non-GAAP Measures” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information related to the impact of the TCJA and for additional information regarding the Company’s use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company, through its wholly-owned subsidiary, LCI, supplies, domestically and internationally, a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2018	2017	2016
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,440,730	$1,405,983	$1,099,882
Motorhomes	187,297	159,417	116,191
Adjacent industries OEMs	614,589	411,223	332,018
Total OEM Segment net sales	2,242,616	1,976,623	1,548,091
Aftermarket Segment:
Total Aftermarket Segment net sales	233,191	171,147	130,807
Total net sales	$2,475,807	$2,147,770	$1,678,898

Operating profit:
OEM Segment	$167,459	$190,276	$180,850
Aftermarket Segment	31,329	24,005	20,000
Total operating profit	$198,788	$214,281	$200,850

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration is included in the segment to which it relates.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2018	2017	2016
Net sales:
OEM Segment	91%	92%	92%
Aftermarket Segment	9%	8%	8%
Total net sales	100%	100%	100%

Operating Profit:
OEM Segment	84%	89%	90%
Aftermarket Segment	16%	11%	10%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2018	2017	2016
OEM Segment	7.5%	9.6%	11.7%
Aftermarket Segment	13.4%	14.0%	15.3%

The Company’s OEM Segment manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 64 percent of the Company’s OEM Segment net sales for the year ended December 31, 2018 were of components for travel trailer and fifth-wheel RVs, including:

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
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Although the current year has seen a disruption of wholesales shipments as dealers normalize their inventory levels, the Company expects to return to the normal wholesale cycle mid-2019.
According to the RVIA, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs in 2018, the Company’s primary RV market, decreased three percent to 415,000 units, compared to 2017, as a result of RV dealers decreasing inventory levels by an estimated 4,100 units in 2018, compared to an increase in inventory levels of 28,300 units in 2017. This was partially offset by an estimated 17,900 unit increase in retail demand in 2018, or four percent, as compared to 2017. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

	Wholesale		Retail		Estimated Unit Impact on Dealer
	Units	Change	Units	Change	Inventories
Year ended December 31, 2018	415,000	(3)%	419,100	4%	(4,100)
Year ended December 31, 2017	429,500	18%	401,200	14%	28,300
Year ended December 31, 2016	362,700	15%	352,700	11%	10,000

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2018 decreased eight percent to 57,600 units compared to 2017. Retail demand for motorhome RVs also decreased two percent in 2018, following a 13 percent increase in retail demand in 2017.
The RVIA has projected a modest decrease in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2019. Several RV OEMs, however, are introducing new product lines and additional features. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which was above historical averages in 2018. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 106 of the last 108 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in early 2019.
Although future retail demand is inherently uncertain, RV industry fundamentals in 2018, including generally low unemployment, steady fuel prices and available credit for dealers and RV consumers, were strong, as evidenced by the estimated four percent increase in industry-wide retail sales of travel trailer and fifth-wheel RVs.
Over the long term, the Company expects RV industry sales to be aided by positive demographics and the continued popularity of the “RV Lifestyle”. The number of consumers between the ages of 55 and 70 are projected to total 56 million by

2020, 27 percent higher than in 2010, according to U.S. Census figures, and one in ten vehicle-owning households between the ages of 50 and 64 own at least one RV. The RVIA reported much of the success of the RV industry has been driven by the Baby Boomer generation. The size of that generation is beginning to wane, and younger generations, Generation X and Millennials, are becoming more relevant to future industry growth. Generation X and Millennials are more diverse, requiring new and creative marketing approaches to attract them to the RV industry. The RVIA has an advertising campaign promoting the “RV Lifestyle” targeted at both parents aged 30 - 49 with children at home, as well as couples aged 50 - 64 with no children at home. In addition, the RV OEMs have developed more entry level units, specifically targeting younger families, in both towables and motorhomes. The popularity of traveling in RVs to NASCAR and other sporting events, more family-oriented domestic vacations, and using RVs as second homes, are trends that could continue to motivate consumer demand for RVs. RVIA studies indicate RV vacations cost significantly less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. More details can be found at www.RVIA.org.

Adjacent Industries

The Company’s portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, three of the last four business acquisitions completed by the Company through the date of this report were focused in Adjacent Industries.

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 214,000, 216,000 and 200,000 enclosed trailers were sold in 2018, 2017 and 2016, respectively.
•Pontoon boats. Statistical Surveys also reported approximately 55,000, 52,400 and 49,000 pontoon boats were sold in 2018, 2017 and 2016, respectively.
•School buses. According to School Bus Fleet, there were approximately 44,400, 44,400 and 40,900 school buses sold in 2018, 2017 and 2016, respectively.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 96,600, 92,900 and 81,100 manufactured home wholesale shipments in 2018, 2017 and 2016, respectively.

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, warehouse distributors and service centers, as well as direct to retail customers. The Company has teams dedicated to product training and marketing support for its Aftermarket Segment customers. The Company also supports two call centers to provide quick responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements are purchased outside the normal product selling seasons, thereby causing Aftermarket Segment sales to be counter-seasonal.

According to the RVIA, estimated RV ownership in the United States has increased to over nine million units. Additionally, as a result of a vibrant secondary market, one third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for aftermarket sales, as the Company anticipates owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Highlights

•Consolidated net sales for the year ended December 31, 2018 increased to a record $2.5 billion, 15 percent higher than consolidated net sales for the year ended December 31, 2017 of $2.1 billion. The increase in year-over-year sales reflects growth across the Company’s segments, as well as acquisitions completed by the Company over the twelve months ended December 31, 2018 which added $231.4 million in net sales.
•Net income for the full-year 2018 increased to $148.6 million, or $5.83 per diluted share, up from net income of $132.9 million, or $5.24 per diluted share, in 2017. Net income for 2018 and 2017 included one-time non-cash charges of $0.6 million ($0.03 per diluted share) and $13.2 million ($0.52 per diluted share), respectively, related to the impact of the TCJA. Excluding the estimated impact of the TCJA, adjusted net income was $149.2 million, or $5.86 per diluted share, in 2018 compared to $146.1 million, or $5.76 per diluted share, in 2017. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures” for additional information regarding the Company’s use of non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures.
•Consolidated operating profit during 2018 decreased seven percent, to $198.8 million from $214.3 million in 2017. Operating profit margin decreased to 8.0 percent in 2018 from 10.0 percent in 2017.
•The cost of aluminum and steel used in certain of the Company’s manufactured components increased throughout 2018 from lows in 2016 and 2015, having a large impact on operating profits. Raw material costs continue to fluctuate and are expected to remain volatile.
•The Company continues to take actions to improve its cost structure. The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce costs and implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.
•During 2018, the Company completed four acquisitions:
•In November 2018, the Company acquired the business and certain assets of the furniture manufacturing operation of Smoker Craft, a leading pontoon, aluminum fishing, and fiberglass boat manufacturer located in New Paris, Indiana. The purchase price was $28.1 million paid at closing.
•In June 2018, the Company acquired 100 percent of the equity interests of STLA, a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.8 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital.
•In February 2018, the Company acquired substantially all of the business assets of Hehr, a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The purchase price was $51.5 million paid at closing.
•In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made, a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The purchase price was $90.4 million, net of cash acquired, paid at closing.
•Integration activities for these acquired businesses are underway and proceeding in line with established plans. The Company plans to leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.
•In March 2018, the Company paid a quarterly dividend of $0.55 per share, aggregating $13.9 million. In June, September and December 2018, the Company paid a quarterly dividend of $0.60 per share, aggregating $15.1 million, $15.1 million and $15.2 million, respectively.
•In 2018, the Company repurchased 0.4 million of its common shares for $28.7 million of the authorized $150.0 million under its new stock repurchase program.

OEM Segment

Net sales of the OEM Segment in 2018 increased 13 percent, or $266.0 million, compared to 2017. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2018	2017	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,440,730	$1,405,983	2%
Motorhomes	187,297	159,417	17%
Adjacent industries OEMs	614,589	411,223	49%
Total OEM Segment net sales	$2,242,616	$1,976,623	13%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2018	2017	Change
Travel trailer and fifth-wheel RVs	415,000	429,500	(3)%
Motorhomes	57,600	62,600	(8)%

The Company’s net sales growth in components for travel trailer and fifth-wheel RVs during 2018 outperformed industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period primarily due to market share gains as a result of price increases, new product introductions and customer penetration.

The Company’s net sales growth in components for motorhomes during 2018 outperformed industry-wide wholesale shipments of motorhomes during the same period primarily due to acquisitions and market share gains in 2018. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration, and further growth is expected.

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

Content per:	2018	2017	Change
Travel trailer and fifth-wheel RV	$3,450	$3,263	6%
Motorhome	$2,491	$2,219	12%
The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during 2018 primarily due to market share gains and acquisitions completed in 2018. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $167.5 million in 2018, a decrease of $22.8 million compared to 2017. The operating profit margin of the OEM Segment was negatively impacted by:
•Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to increase in 2018 primarily driven by tariffs and tariff speculation on steel and aluminum. Material costs are subject to global supply and demand forces, as well as tariff changes, and are expected to remain volatile.
•The Company made significant investments over the past couple of years in manufacturing capacity, in both facilities and personnel, to prepare for the expected increase in net sales in 2018 and beyond. In addition to these investments, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, and expenses were negatively impacted by amortization costs of intangible assets related to those businesses.
•Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.
Partially offset by:
•Pricing changes of certain products.
•Increased sales to Adjacent Industries OEMs.
•Cost savings related to investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives, increased use of automation and employee retention initiatives. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2018 increased 36 percent, or $62.0 million, compared to 2017. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2018	2017	Change
Total Aftermarket Segment net sales	$233,191	$171,147	36%

The Company’s net sales to the Aftermarket Segment increased during 2018 primarily due to acquisitions and the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market.

Operating profit of the Aftermarket Segment was $31.3 million in 2018, an increase of $7.3 million compared to 2017, primarily due to the increase in net sales. Operating profit margin of the Aftermarket Segment was 13.4 percent in 2018, compared to 14.0 percent in 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Highlights

•Consolidated net sales for the year ended December 31, 2017 increased to $2.1 billion, 28 percent higher than consolidated net sales for the year ended December 31, 2016 of $1.7 billion. Acquisitions completed by the Company in 2017 added $42 million in net sales. The 18 percent increase in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary OEM market, as well as increased content per unit, positively impacted net sales growth in 2017. Further, the Company organically increased sales to adjacent industries and the aftermarket.
•Net income for the full-year 2017 increased to $132.9 million, or $5.24 per diluted share, up from net income of $129.7 million, or $5.20 per diluted share, in 2016. Net income in 2017 included a one-time non-cash charge of $13.2 million ($0.52 per diluted share) related to the estimated impact of the TCJA. Excluding the impact of the TCJA, adjusted net income was $146.1 million, or $5.76 per diluted share, in 2017 compared with $129.7 million, or $5.20 per diluted share, in 2016. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures” for additional information regarding the Company’s use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures.
•Consolidated operating profits during 2017 increased seven percent, to $214.3 million from $200.9 million in 2016. Operating profit margin decreased to 10.0 percent in 2017 from 12.0 percent in 2016.
•The Company continued to take actions to improve its cost structure. The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continued working to reduce cost and implement processes to better utilize available floorspace. The Company has also reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.
•The cost of aluminum and steel used in certain of the Company’s manufactured components increased throughout 2017 from recent lows in 2016 and 2015. Raw material costs continue to fluctuate and are expected to remain volatile.
•During 2017, the Company completed three acquisitions:
•Metallarte S.r.l. - An Italian manufacturer of entry and compartment doors for the European caravan market, with estimated annual sales of $12 million, completed in June 2017;
•Lexington - An Elkhart, Indiana-based manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries with estimated annual sales of $60 million, completed in May 2017; and
•SessaKlein S.p.A. - An Italian manufacturer of highly engineered side window systems for high speed and commuter rail trains with estimated annual sales of $11 million, completed in February 2017.
•Integration activities for these acquired businesses were in line with established plans. The Company plans to leverage its purchasing power, manufacturing capabilities, engineering expertise and design resources to improve the cost structure of the acquired operations.
•In March, June and September 2017, the Company paid a quarterly dividend of $0.50 per share, aggregating $12.4 million, $12.4 million and $12.5 million, respectively. In December 2017, the Company paid a quarterly dividend of $0.55 per share, aggregating $13.7 million.

OEM Segment

Net sales of the OEM Segment in 2017 increased 28 percent, or $429 million, compared to 2016. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2017	2016	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,405,983	$1,099,882	28%
Motorhomes	159,417	116,191	37%
Adjacent industries	411,223	332,018	24%
Total OEM Segment net sales	$1,976,623	$1,548,091	28%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2017	2016	Change
Travel trailer and fifth-wheel RVs	429,500	362,700	18%
Motorhomes	62,600	54,800	14%

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

The Company’s average product content per type of RV excludes sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net OEM sales to Adjacent Industries increased during 2017 primarily due to market share gains and acquisitions completed in 2017. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $190.3 million in 2017, an improvement of $9.4 million compared to 2016. The operating profit margin of the OEM Segment in 2017 was negatively impacted by:
•Higher material costs for certain raw materials. Steel and aluminum costs increased throughout 2017 from recent lows in 2016 and 2015. Material costs, which are subject to global supply and demand forces, are expected to remain volatile.
•Fixed costs which were approximately $11 million to $12 million higher in 2017 compared to 2016. Over the past several years, the Company made significant investments in manufacturing capacity, both facilities and personnel, to prepare for the expected increase in net sales in 2017 and beyond. In addition to investments in fixed costs to expand manufacturing capacity, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.

•While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. The results also reflect variable compensation increases based on achieving profitability targets. Additionally, the highly competitive labor market in the industry has driven an increase in labor rates in 2017.
Partially offset by:
•Better fixed cost absorption by spreading fixed costs over a $429 million larger sales base.
•Increasing sales to Adjacent Industries OEMs, which generally have better margins.
•Leverage from investments over the past several years to increase capacity and improve operating efficiencies. Further, the Company has implemented efficiency improvements, including lean manufacturing initiatives, increased use of automation and employee retention initiatives. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.
•Strategic pricing changes of products.

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

Provision for Income Taxes

The effective income tax rate for 2018 was 22.8 percent compared to 37.6 percent in 2017. During the fourth quarter of 2018, the Company finalized its tax accounting for the TCJA and pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) recorded a one-time non-cash charge of $0.6 million related to adjustments to deferred tax amounts provisionally recorded in the prior year. During the fourth quarter of 2017, the Company recorded a provisional one-time non-cash charge of $13.2 million related to the enactment of the TCJA. The charge resulted from the re-measurement of the Company’s deferred tax assets considering the TCJA’s newly enacted tax rates. This provisional amount was subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance. Excluding the one-time charge, the Company’s effective tax rate for 2018 was 22.5 percent compared to 31.4 percent for 2017, as referenced in the “Non-GAAP Measures” section. The 2018 effective tax rate, adjusted for the impact of TCJA, was lower than 2017 primarily due to the reduction in the U.S. corporate income tax rate.

The Company estimates the 2019 effective income tax rate to be approximately 24 percent to 26 percent.

Non-GAAP Measures

In addition to reporting financial results in accordance with U.S. GAAP, the Company also has included in this Annual Report on Form 10-K non-GAAP measures that adjust for the impact of enactment of the TCJA. This item represents a significant charge that impacted the Company’s financial results. Net income, earnings per diluted share, the provision for income taxes and the effective tax rate are all measures for which the Company provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for this item is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. In addition, from time to time, certain of these non-GAAP measures may also be used in our compensation programs. The determination of these non-GAAP financial measures may not be comparable to the determination of similarly titled measures used by other companies. The following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

	Twelve months ended December 31, 2018
(In thousands, except per share amounts)	Income before income taxes	Provision for income taxes	Net income	Effective tax rate	Diluted earnings per share
As reported GAAP	192,352	$43,801	$148,551	23%	$5.83
Impact of TCJA (1)	—	(612)	612	(1)%	0.03
Adjusted non-GAAP	$192,352	$43,189	$149,163	22%	$5.86

	Twelve months ended December 31, 2017
(In thousands, except per share amounts)	Income before income taxes	Provision for income taxes	Net income	Effective tax rate	Diluted earnings per share
As reported GAAP	$212,844	$79,960	$132,884	38%	$5.24
Impact of TCJA (1)	—	(13,209)	13,209	(7)%	0.52
Adjusted non-GAAP	$212,844	$66,751	$146,093	31%	$5.76

(1) During the fourth quarter of 2018, the Company finalized its tax accounting for the TCJA and pursuant to SAB 118 recorded a one-time non-cash charge of $0.6 million related to adjustments to deferred tax amounts provisionally recorded in the prior year. During the fourth quarter of 2017, the Company recorded a provisional one-time non-cash charge of $13.2 million related to the enactment of the TCJA. The charge resulted from the re-measurement of the Company’s deferred tax assets considering the TCJA’s newly enacted tax rates. This provisional amount was subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance. In addition to reporting financial results in accordance with U.S. GAAP, the Company also provides non-GAAP measures that adjust for the impact of enactment of the TCJA. These items represent significant charges that impacted the Company’s financial results. Net income, earnings per diluted share, and the effective tax rate are all measures for which the Company provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for these items is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. The determination of these items may not be comparable to similarly titled measures used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2018	2017	2016
Net cash flows provided by operating activities	$156,608	$152,702	$201,667
Net cash flows used in investing activities	(302,795)	(145,875)	(91,707)
Net cash flows provided by (used in) financing activities	135,066	(66,948)	(36,095)
Net (decrease) increase in cash and cash equivalents	$(11,121)	$(60,121)	$73,865

Cash Flows from Operations

Net cash flows provided by operating activities were $156.6 million in 2018, compared to $152.7 million in 2017. The increase was primarily due to a $25.2 million increase in net income, adjusted for non-cash items, partially offset by a $21.3 million use of cash for net assets and liabilities. Inventory growth was the primary use of cash in net assets due to hedge buying of raw materials, the rapid industry slow-down at the end of 2018, and purchases in advance of the Chinese New Year.

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

Depreciation and amortization was $67.5 million in 2018, and is expected to be approximately $73 million to $78 million in 2019. Non-cash stock-based compensation in 2018 was $14.1 million. Non-cash stock-based compensation is expected to be approximately $16 million to $18 million in 2019.

Net cash flows provided by operating activities were $152.7 million in 2017, compared to $201.7 million in 2016, primarily due to:
•A $78.7 million increase in inventory for the year ended December 31, 2017, compared to a $7.9 million increase in 2016. Inventory turnover for the year ended December 31, 2017 increased to 7.7 turns compared to 7.5 turns for 2016.
•A $36.1 million net increase in accounts payable and accrued expenses and other liabilities for the year ended December 31, 2017, compared to a $48.8 million net increase in 2016, primarily due to the timing of payments.
Partially offset by:
•Increases in non-cash charges against net income in 2017 including:
•An $8.6 million increase in depreciation and amortization primarily due to investments in acquisitions and capital expenditures.
•A $4.6 million increase in stock-based compensation in 2017 compared to 2016.
•A $10.9 million increase in prepaid expenses and other assets in 2017, compared to a $15.6 million increase in 2016.
•A $3.2 million increase in net income in 2017 compared to 2016.

Cash Flows from Investing Activities
Cash flows used for investing activities of $302.8 million in 2018 were primarily comprised of $119.8 million for capital expenditures and $184.8 million for the acquisition of businesses as follows (in thousands):

Date Acquired	Acquired Company	Purchase Price
January 2018	Taylor Made Group	$90,396
February 2018	Hehr International Inc.	51,460
June 2018	ST.LA. S.r.l.	14,845
November 2018	Furniture manufacturing operations of Smoker Craft Inc.	28,091
	Total 2018 Acquisitions	$184,792

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
The 2018 capital expenditures and acquisitions were funded by cash from operations and borrowings under the Company’s revolving credit facility. Capital expenditures and acquisitions in 2019 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.

Cash flows used for investing activities of $145.9 million in 2017 were primarily comprised $87.2 million for capital expenditures and $60.6 million for the acquisition of businesses as follows (in thousands):

Date Acquired	Acquired Company	Purchase Price
February 2017	SessaKlein S.p.A.	$6,502
May 2017	Lexington LLC	40,062
June 2017	Metallarte S.r.l.	13,501
	Other	523
	Total 2017 Acquisitions	$60,588

Cash flows used for investing activities of $91.7 million in 2016 were primarily comprised of $44.7 million for capital expenditures and $48.7 million  for the acquisition of businesses as follows (in thousands):

Date Acquired	Acquired Company	Purchase Price
January 2016	Pontoon furniture manufacturing operation of Highwater Marine, LLC	$10,000
February 2016	Flair Interiors, Inc.	8,100
May 2016	Project 2000 S.r.l.	16,618
November 2016	Seating and chassis business of Atwood Mobile Products, LLC	12,463
November 2016	Camping Connection, Inc.	2,000
	Other	(456)
	Total	$48,725

Cash Flows from Financing Activities

Cash flows provided by financing activities in 2018 primarily included net borrowings on the revolving credit facility of $240.0 million offset by the payment of dividends to stockholders of $59.3 million, repurchases of common stock of $28.7 million under the newly authorized stock repurchase program and $16.1 million from the vesting of stock-based awards, net of shares tendered for the payment of taxes.
Cash flows used for financing activities in 2017 primarily included the payment of dividends to stockholders of $51.1 million, $10.5 million from the exercise of stock-based awards, net of shares tendered for the payment of taxes, and $5.3 million in payments for contingent consideration related to acquisitions. The Company had no outstanding borrowings under the revolving credit facility as of December 31, 2017, but borrowings reached a high of $9.8 million during 2017.
Cash flows used for financing activities in 2016 primarily included the payment of dividends to stockholders of $34.4 million and $3.2 million in payments for contingent consideration related to acquisitions. The Company had no outstanding borrowings under the revolving credit facility at December 31, 2016, but borrowings reached a high of $33.0 million during 2016.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company is contractually obligated to pay additional cash consideration. The Company has recorded a $7.3 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2018. For further information, see Note 11 of the Notes to the Consolidated Financial Statements.
Credit Facilities
See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility (as defined in Note 9 of the Notes to Consolidated Financial Statements) is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Contractual Obligations and Commitments
Future minimum commitments relating to the Company’s contractual obligations at December 31, 2018 were as follows:

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years	Other
Total indebtedness	$294,485	$596	$50,883	$240944	$2062	$—
Interest on fixed rate indebtedness (a)	5,860	2,439	1,892	1529	—	—
Operating leases	86,003	18,807	27,562	15,740	23,894	—
Employment contracts (b)	16,007	12,793	3,214	—	—	—
Deferred compensation (c)	26,331	416	8,242	5,685	2,780	9,208
Royalty agreements and contingent consideration payments (d)	9,139	41	6,361	1,511	1226	—
Purchase obligations (e)	340,623	335,609	3,741	1273	—	—
Taxes (f)	4,100	4,100	—	—	—	—
Total	$782,548	$374,801	$101,895	$266,682	$29,962	$9,208

a.The Company has used the contractual payment dates and the fixed interest rates in effect as of December 31, 2018, to determine the estimated future interest payments for fixed rate indebtedness.
b.Includes amounts payable under employment contracts and arrangements, and retirement and severance agreements.
c.Includes amounts payable under deferred compensation arrangements. The Other column represents the liability for deferred compensation for employees that have elected to receive payment upon separation from service from the Company.
d.Comprised of estimated future contingent consideration payments for which a liability has been recorded in connection with business acquisitions.
e.Primarily comprised of (i) purchase orders issued in the normal course of business and (ii) long term purchase commitments, for which the Company has estimated the expected future obligation based on current prices and usage.
f.Represents unrecognized tax benefits, as well as related interest and penalties.

Commitments are described more fully in the Notes to Consolidated Financial Statements.

CORPORATE GOVERNANCE

The Company is in compliance with the corporate governance requirements of the SEC and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the Company’s website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on the Company’s website (www.lci1.com).

CONTINGENCIES

Additional information required by this item is included under Item 3 of Part I of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires certain estimates and assumptions to be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s Consolidated Financial Statements. Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting policies.

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

Fair Value of Net Assets of Acquired Businesses

The Company values the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company uses different valuation techniques in determining the fair value. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions and a market participant’s weighted average cost of capital, as well as other techniques as circumstances require. By their nature, these assumptions require judgment, and if management had chosen different assumptions, the fair value of net assets of acquired businesses would have been different. For further information on acquired assets and liabilities, see Notes 4 and 13 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Information required by this item is included in Note 2 of the Notes to the Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in 2018 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2018, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2018, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.
At December 31, 2018, the Company had $240.1 million of borrowings outstanding on its variable rate revolving credit facility. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2018, future cash flows would be reduced by approximately $2.4 million per annum.

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

To the Stockholders and Board of Directors
LCI Industries:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Taylor Made Group, LLC (“Taylor Made”), Hehr International Inc. (“Hehr”), ST.LA. S.r.l. (“STLA”), and Smoker Craft Inc. (“Smoker Craft”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, the acquired companies’ internal control over financial reporting associated with total assets of $190.5 million and total revenues of $211.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Taylor Made, Hehr, STLA, and Smoker Craft.

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

Chicago, Illinois
February 27, 2019

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
(In thousands, except per share amounts)

Net sales	$2,475,807	$2,147,770	$1,678,898
Cost of sales	1,955,463	1,654,656	1,249,995
Gross profit	520,344	493,114	428,903
Selling, general and administrative expenses	321,556	278,833	228,053
Operating profit	198,788	214,281	200,850
Interest expense, net	6,436	1,437	1,678
Income before income taxes	192,352	212,844	199,172
Provision for income taxes	43,801	79,960	69,501
Net income	$148,551	$132,884	$129,671

Net income per common share:
Basic	$5.90	$5.31	$5.26
Diluted	$5.83	$5.24	$5.20

Weighted average common shares outstanding:
Basic	25,178	25,020	24,631
Diluted	25,463	25,375	24,933

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
(In thousands)

Net income	$148,551	$132,884	$129,671
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(3,936)	4,237	(1,798)
Unrealized loss on fair value of derivative instruments	(1,108)	—	—
Total comprehensive income	$143,507	$137,121	$127,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$14,928	$26,049
Accounts receivable, net of allowances of $1,895 and $1,536 at December 31, 2018 and 2017, respectively	121,812	82,157
Inventories, net	340,615	274,748
Prepaid expenses and other current assets	49,296	34,125
Total current assets	526,651	417,079
Fixed assets, net	322,876	228,950
Goodwill	180,168	124,183
Other intangible assets, net	176,342	130,132
Deferred taxes	10,948	24,156
Other assets	26,908	21,358
Total assets	$1,243,893	$945,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$78,354	$79,164
Accrued expenses and other current liabilities	99,228	102,849
Total current liabilities	177,582	182,013
Long-term indebtedness	293,528	49,924
Other long-term liabilities	66,528	61,176
Total liabilities	537,638	293,113

Stockholders’ equity
Common stock, par value $.01 per share: authorized
75,000 shares; issued 27,948 shares at December 31, 2018
and 27,674 shares at December 31, 2017	280	277
Paid-in capital	203,246	203,990
Retained earnings	563,496	475,506
Accumulated other comprehensive (loss) income	(2,605)	2,439
Stockholders’ equity before treasury stock	764,417	682,212
Treasury stock, at cost, 3,087 shares at December 31, 2018
and 2,684 shares at December 31, 2017	(58,162)	(29,467)
Total stockholders’ equity	706,255	652,745
Total liabilities and stockholders’ equity	$1,243,893	$945,858

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
(In thousands)
Cash flows from operating activities:
Net income	$148,551	$132,884	$129,671
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	67,526	54,727	46,167
Stock-based compensation expense	14,065	20,036	15,420
Deferred taxes	13,874	6,808	(2,598)
Other non-cash items	(13)	4,371	1,540
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(11,352)	(12,601)	(13,899)
Inventories, net	(34,730)	(78,698)	(7,856)
Prepaid expenses and other assets	(17,691)	(10,898)	(15,553)
Accounts payable, trade	(17,335)	20,727	18,800
Accrued expenses and other liabilities	(6,287)	15,346	29,975
Net cash flows provided by operating activities	156,608	152,702	201,667
Cash flows from investing activities:
Capital expenditures	(119,827)	(87,221)	(44,671)
Acquisitions of businesses, net of cash acquired	(184,792)	(60,588)	(48,725)
Proceeds from note receivable	2,000	1,500	2,000
Other investing activities	(176)	434	(311)
Net cash flows used in investing activities	(302,795)	(145,875)	(91,707)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(16,097)	(10,531)	2,574
Proceeds from revolving credit facility borrowings	1,387,013	28,130	81,458
Repayments under revolving credit facility borrowings	(1,146,953)	(28,130)	(81,458)
Proceeds from other borrowings	4,509	—	—
Payment of dividends	(59,270)	(51,057)	(34,437)
Payment of contingent consideration related to acquisitions	(3,068)	(5,301)	(3,204)
Repurchases of common stock	(28,695)	—	—
Other financing activities	(2,373)	(59)	(1,028)
Net cash flows provided by (used in) financing activities	135,066	(66,948)	(36,095)

Net (decrease) increase in cash and cash equivalents	(11,121)	(60,121)	73,865

Cash and cash equivalents at beginning of period	26,049	86,170	12,305
Cash and cash equivalents at end of period	$14,928	$26,049	$86,170

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,645	$1,650	$1,992
Cash paid during the period for income taxes, net of refunds	$39,991	$53,620	$65,792
Purchase of property and equipment in accrued expenses	$385	$2,640	$1461

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance - January 1, 2016	$270	$166,566	$301,206	$—	$(29,467)	$438,575
Net income	—	—	129,671	—	—	129,671
Issuance of 395,274 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	4	(5,413)	—	—	—	(5,409)
Income tax benefit relating to issuance of common stock pursuant to stock-based awards	—	7,983	—	—	—	7,983
Stock-based compensation expense	—	15,420	—	—	—	15,420
Issuance of 4,784 deferred stock units relating to prior year compensation	—	264	—	—	—	264
Other comprehensive loss	—	—	—	(1,798)	—	(1,798)
Cash dividends ($1.40 per share)	—	—	(34,437)	—	—	(34,437)
Dividend equivalents on stock-based awards	—	1,161	(1,161)	—	—	—
Balance - December 31, 2016	274	185,981	395,279	(1,798)	(29,467)	550,269
Net income	—	—	132,884	—	—	132,884
Issuance of 239,854 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(10,534)	—	—	—	(10,531)
Stock-based compensation expense	—	20,036	—	—	—	20,036
Issuance of 63,677 deferred stock units relating to prior year compensation	—	6,907	—	—	—	6,907
Other comprehensive income	—	—	—	4,237	—	4,237
Cash dividends ($2.05 per share)	—	—	(51,057)	—	—	(51,057)
Dividend equivalents on stock-based awards	—	1,600	(1,600)	—	—	—
Balance - December 31, 2017	277	203,990	475,506	2,439	(29,467)	652,745
Net income	—	—	148,551	—	—	148,551
Issuance of 274,177 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(16,100)	—	—	—	(16,097)
Stock-based compensation expense	—	14,065	—	—	—	14,065
Repurchase of 402,570 shares of common stock	—	—	—	—	(28,695)	(28,695)
Other comprehensive loss	—	—	—	(5,044)	—	(5,044)
Cash dividends ($2.35 per share)	—	—	(59,270)	—	—	(59,270)
Dividend equivalents on stock-based awards	—	1,291	(1,291)	—	—	—
Balance - December 31, 2018	$280	$203,246	$563,496	$(2,605)	$(58,162)	$706,255

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At December 31, 2018, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal.

The Company is not aware of any significant events, except as disclosed in the Notes to Consolidated Financial Statements, which occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including historical warranty costs, current trends, product mix, and sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. See Note 7 - Accrued Expenses and Other Current Liabilities for further detail.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2018 and 2017, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs.

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

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries generally are measured using the local currency as the functional currency. The translation from the applicable foreign currency to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company reflects net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gains or losses in selling, general and administrative expenses in the Consolidated Statements of Income.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, derivative instruments, and accounts payable approximate their fair value due to the short-term nature of these instruments.

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

Revenue Recognition

See Note 3 - Revenue for information regarding the Company’s revenue recognition policies.

Shipping and Handling Costs

The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses. Such costs aggregated $83.2 million, $68.6 million and $51.8 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which amends Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2020 and is currently assessing the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company will adopt ASU 2016-02 in the first quarter of 2019 using the cumulative-effect adjustment transition method approved by the FASB in July 2018. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the carryforward of historical lease classification, the assessment of whether a contract is or contains a lease, and initial direct costs for any leases that exist prior to adoption of the new standard. The Company also will elect to keep leases with an initial term of 12 months or less off its Consolidated Balance Sheet and recognize the associated lease payments in its Consolidated Statements of Income on a straight-line basis over the lease term.

The Company is finalizing its implementation related to policies, processes and internal controls to comply with ASU 2016-02. While the Company is continuing to assess the potential impacts of this standard, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $60 million to $75 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Income or Cash Flows. The standard also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to an entity’s lease portfolio. The Company is evaluating these disclosure requirements and is incorporating the collection of relevant data into our processes in preparation for disclosure in 2019.

Recently adopted accounting pronouncements

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the provisions of ASU 2017-12 in the fourth quarter of 2018. The adoption did not result in a material impact to our financial results. See Note 13 - Fair Value Measurements for further detail.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The adoption did not result in a cumulative effect adjustment to beginning retained earnings. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 3 - Revenue for further detail.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied retrospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this ASU effective January 1, 2018, with retrospective disclosure. As a result, the Company reclassified $2.4 million and $1.7 million of cash outflows from financing activities to cash outflows from operations for the years ended December 31, 2017 and 2016, respectively.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended ASC 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on its Consolidated Statement of Cash Flows as an operating activity. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods were not adjusted. The adoption of the ASU resulted in the recognition of excess tax benefits in the provision for income taxes within the Consolidated Financial Statements of $8.4 million for the year ended December 31, 2017. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award.

3. REVENUE

The Company recognizes revenue when performance obligations under the terms of contracts with customers are satisfied, which occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products to its customers. Sales, value added and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items, such as training, customer service, instruction manuals and service requirements, are generally immaterial in the context of the contract and are recognized as expense.
For the majority of product sales, the Company transfers control and recognizes revenue when it ships the product from its facility to its customer. The amount of consideration the Company receives and the revenue recognized varies with sales discounts, volume rebate programs and indexed material pricing. When the Company offers customers retrospective volume rebates, it estimates the expected rebates based on an analysis of historical experience. The Company adjusts its estimate of revenue related to volume rebates at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. When the Company offers customers prompt pay sales discounts or agrees to variable pricing based on material indices, it estimates the expected discounts or pricing adjustments based on an analysis of historical experience. The Company adjusts its estimate of revenue related to sales discounts and indexed material pricing to the expected value of the consideration to which the Company will be entitled. The Company includes the variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the volume, discount or indexed material price uncertainties are resolved.
The Company has elected to recognize shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses.
See Note 14 - Segment Reporting for the Company’s disclosures of disaggregated revenue.

4. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2018

Smoker Craft Furniture

In November 2018, the Company acquired the business and certain assets of the furniture manufacturing operation of Smoker Craft Inc., (“Smoker Craft”), a leading pontoon, aluminum fishing, and fiberglass boat manufacturer located in New Paris, Indiana. The purchase price was $28.1 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$28,091

Customer relationship and other identifiable intangible assets	$18,540
Net tangible assets	1,357
Total fair value of net assets acquired	$19,897

Goodwill (tax deductible)	$8,194

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

ST.LA. S.r.l.

In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.r.l., (“STLA”), a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.8 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$14,845

Customer relationships and other identifiable intangible assets	$7,000
Net tangible assets	296
Total fair value of net assets acquired	$7,296

Goodwill (not tax deductible)	$7,549

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Hehr

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc., (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The purchase price was $51.5 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The allocation of the purchase price was as follows (in thousands):

Cash consideration	$51,460

Customer relationships and other identifiable intangible assets	$21,500
Net tangible assets	11,990
Total fair value of net assets acquired	$33,490

Goodwill (tax deductible)	$17,970

The customer relationships intangible asset is being amortized over its estimated useful life of 13 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Taylor Made

In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC, (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The purchase price was $90.4 million, net of cash acquired, paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The allocation of the purchase price was as follows (in thousands):

Cash consideration, net of cash acquired	$90,396

Customer relationships	$10,900
Trade name	7,600
Other identifiable intangible assets	4,200
Net tangible assets	45,342
Total fair value of net assets acquired	$68,042

Goodwill (tax deductible)	$22,354

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The trade name intangible asset was determined to have an indefinite life and is not amortized, but will be evaluated annually for impairment. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Acquisitions in 2017

Metallarte S.r.l.

In June 2017, the Company acquired 100 percent of the equity interests of Metallarte S.r.l., (“Metallarte”), a manufacturer of entry and compartment doors for the European caravan market located near Siena, Italy, and its subsidiary, RV Doors, S.r.l., a manufacturer of driver-side doors located near Venice, Italy. The purchase price was $14.1 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Lexington

In May 2017, the Company acquired the business and certain assets of Lexington LLC, (“Lexington”), a manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries located in Elkhart, Indiana. The purchase price was $40.1 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

SessaKlein S.p.A.

In February 2017, the Company acquired 100 percent of the outstanding shares of SessaKlein S.p.A., (“SessaKlein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $6.5 million paid at closing, net of cash acquired, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the

Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Atwood Seating and Chassis Components

In November 2016, the Company acquired the business, manufacturing facility and certain assets of the seating and chassis components business of Atwood Mobile Products, LLC, (“Atwood”), a subsidiary of Dometic Group, located in Elkhart, Indiana. The purchase price was $12.5 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$12,463

Customer relationships	$1,500
Net other assets	10,915
Total fair value of net assets acquired	$12,415

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years.

Project 2000 S.r.l.

In May 2016, the Company acquired 100 percent of the equity interest of Project 2000 S.r.l., (“Project 2000”), a manufacturer of innovative, space-saving bed lifts and retractable steps, located near Florence, Italy. The purchase price was $18.8 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

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

Flair Interiors

In February 2016, the Company acquired the business and certain assets of Flair Interiors, Inc., (“Flair”), a manufacturer of RV furniture located in Goshen, Indiana. The purchase price was $8.1 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

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

Highwater Marine Furniture

In January 2016, the Company acquired the business and certain assets of the pontoon furniture manufacturing operation of Highwater Marine, LLC, (“Highwater”), a leading manufacturer of pontoon and other recreational boats located in Elkhart, Indiana. The purchase price was $10.0 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration	$10,000

Customer relationship	$8,100
Net tangible assets	1,307
Total fair value of net assets acquired	$9,407

Goodwill (tax deductible)	$593

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates leveraging its existing experience and manufacturing capacity with respect to these product lines.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2016	$74,663	$14,535	$89,198
Acquisitions – 2017	29,772	—	29,772
Other	5,206	7	5,213
Net balance – December 31, 2017	109,641	14,542	124,183
Acquisitions – 2018	50,698	5,369	56,067
Other	(82)	—	(82)
Net balance – December 31, 2018	$160,257	$19,911	$180,168

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2018, 2017 and 2016, and concluded no goodwill impairment existed at that time. The Company plans to update its assessment as of November 30, 2019, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. In conjunction with the Company’s change in reportable segments during the second quarter of 2016, goodwill was reassigned to reporting units using a relative fair value allocation. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed. The goodwill balance as of each of December 31, 2018, 2017 and 2016 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2016.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2018	2017
OEM Segment	$159,803	$116,648
Aftermarket Segment	16,539	13,484
Other intangible assets	$176,342	$130,132

Other intangible assets consisted of the following at December 31, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$191,919	$54,889	$137,030	6	to	16
Patents	58,787	40,079	18,708	3	to	19
Trade names (finite life)	10,885	5,507	5,378	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,919	4,148	2,771	3	to	6
Other	309	141	168	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$281,106	$104,764	$176,342

The Company performed its annual intangible asset and other long-lived asset impairment procedures for all of its reporting units as of November 30, 2018, 2017 and 2016, and concluded no intangible asset and other long-lived asset impairment existed at that time.

Other intangible assets consisted of the following at December 31, 2017:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$138,687	$42,276	$96,411	6	to	16
Patents	57,576	38,764	18,812	3	to	19
Trade names	10,995	5,381	5,614	3	to	15
Non-compete agreements	8,536	4,128	4,408	3	to	6
Other	309	109	200	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$220,790	$90,658	$130,132

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2018	2017	2016
Cost of sales	$5,350	$5,631	$5,967
Selling, general and administrative	15,912	13,942	11,791
Amortization expense	$21,262	$19,573	$17,758

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2019	2020	2021	2022	2023
Cost of sales	$4,600	$3,200	$2,300	$1,700	$1,300
Selling, general and administrative	17,000	16,000	15,400	15,000	14,300
Amortization expense	$21,600	$19,200	$17,700	$16,700	$15,600

5. INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2018	2017
Raw materials	$284,467	$233,187
Work in process	12,291	10,408
Finished goods	43,857	31,153
Inventories, net	$340,615	$274,748

6. FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2018	2017	in Years
Land	$22,962	$19,176
Buildings and improvements	159,805	118,555	10 to 40
Leasehold improvements	16,132	12,707	3 to 10
Machinery and equipment	251,995	201,081	3 to 15
Furniture and fixtures	51,893	39,047	3 to 8
Construction in progress	56,447	33,490
Fixed assets, at cost	559,234	424,056
Less accumulated depreciation and amortization	236,358	195,106
Fixed assets, net	$322,876	$228,950

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2018	2017	2016
Cost of sales	$35,656	$27,042	$22,993
Selling, general and administrative expenses	10,608	7,798	5,140
Total	$46,264	$34,840	$28,133

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2018	2017
Employee compensation and benefits	$33,835	$39,365
Current portion of accrued warranty	32,180	23,055
Customer rebates	6,193	11,124
Other	27,020	29,305
Accrued expenses and other current liabilities	$99,228	$102,849

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

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2018	2017	2016
Balance at beginning of period	$38,502	$32,393	$26,204
Provision for warranty expense	31,819	25,399	20,985
Warranty liability from acquired businesses	760	150	125
Warranty costs paid	(24,551)	(19,440)	(14,921)
Balance at end of period	46,530	38,502	32,393
Less long-term portion	14,350	15,447	12,000
Current portion of accrued warranty at end of period	$32,180	$23,055	$20,393

8. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $6.8 million, $4.2 million and $3.1 million to this plan during the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $6.9 million, $4.9 million and $2.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.2 million, $0.2 million and $1.5 million from the Plan during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, deferred compensation of $25.9 million and $20.7 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $0.4 million and $0.2 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests approximately 85 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2018 and 2017, life insurance contract assets of $22.2 million and $18.2 million, respectively, were recorded in other assets.

9. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2018	2017
Revolving Credit Facility	$240,060	$—
Shelf-Loan Facility	50,000	50,000
Other (1)	4,425	—
Unamortized deferred financing fees	(361)	(76)
	294,124	49,924
Less current portion	(596)	—
Long-term debt	$293,528	$49,924

(1) Mortgage loan originating at the Metallarte location.

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023.

The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling and euros. The maximum borrowings under the credit facility may be further increased by $300.0 million in additional revolving loans or incremental term loans, subject to the consent of the lenders providing such incremental facilities and certain other conditions. Interest on borrowings under the revolving credit facility is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at December 31, 2018) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (0.875 percent at

December 31, 2018) depending on the Company’s total net leverage ratio. At December 31, 2018 and 2017, the Company had $2.2 million and $2.4 million, respectively, in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $357.7 million at December 31, 2018.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (the “Shelf-Loan Facility”) with Prudential Investment Management, Inc. and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2018. At December 31, 2018, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations”).

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain minimum debt service coverage ratio and must meet certain other financial requirements. At December 31, 2018 and 2017, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness on a trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at December 31, 2018. The remaining availability under these facilities was $507.7 million at December 31, 2018. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

10. INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2018	2017	2016
United States	$191,095	$213,967	$196,827
Foreign	1,257	(1,123)	2,345
Total earnings before income taxes	$192,352	$212,844	$199,172

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2018	2017	2016
Current:
Federal	$22,297	$62,274	$61,073
State and local	6,416	10,720	10,560
Foreign	1,214	158	466
Total current provision	29,927	73,152	72,099
Deferred:
Federal	12,478	7,614	(2,506)
State and local	1,639	(806)	(110)
Foreign	(243)	—	18
Total deferred provision	13,874	6,808	(2,598)
Provision for income taxes	$43,801	$79,960	$69,501

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

Following the enactment of the TCJA, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on the accounting and reporting impacts of the TCJA. For the year ended December 31, 2018, the Company finalized its tax accounting for the TCJA and pursuant to SAB 118 recorded a one-time non-cash charge of $0.6 million related to adjustments to deferred tax amounts provisionally recorded in the prior year. During the year ended December 31, 2017, the Company recorded a provisional one-time non-cash charge of $13.2 million related to the enactment of the TCJA, which resulted from the re-measurement of certain deferred tax assets using the lower U.S. corporate income tax rate.

The Company has historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates, and therefore has not recognized any U.S. deferred tax liability on those earnings. The Company’s intent is to permanently reinvest these funds outside of the U.S.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2018 and 35 percent for 2017 and 2016 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2018	2017	2016
Income tax at federal statutory rate	$40,394	$74,495	$69,710
State income tax, net of federal income tax impact	6,261	6,011	6,480
Foreign tax rate differential	(598)	(322)	(614)
Section 162(m) permanent addback	894	—	—
Domestic production deduction	—	(5,511)	(5,067)
Share-based payment compensation excess tax benefit	(2,914)	(7683)	—
Federal tax credits	(1,876)	(1,110)	(1736)
Changes in tax law (TCJA)	612	13,210	—
Other	1,028	870	728
Provision for income taxes	$43,801	$79,960	$69,501

At December 31, 2018, the Company had domestic federal income taxes receivable of $10.2 million, domestic state income taxes receivable of $0.4 million, and foreign taxes payable of $0.6 million recorded. At December 31, 2017, the Company had domestic federal income taxes payable of $2.3 million, domestic state income taxes payable of $1.7 million, and foreign taxes receivable of $0.5 million recorded.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2018	2017
Deferred tax assets:
Goodwill and other intangible assets	$3,854	$5,773
Stock-based compensation	2,956	7,607
Deferred compensation	6,710	5,387
Warranty	10,931	9,282
Inventory	6,375	5,591
Other - domestic	4,276	2,966
Net operating loss and interest carryforwards - foreign	1,467	12
Total deferred tax assets before valuation allowance	36,569	36,618
Less: Valuation allowance - foreign	(1,261)	—
Total deferred tax assets net of valuation allowance	35,308	36,618
Deferred tax liabilities:
Fixed assets	(24,360)	(12,462)
Net deferred tax assets	$10,948	$24,156

At December 31, 2018 and 2017, the Company had foreign deferred tax liabilities of $8.5 million and $7.8 million, respectively, related to goodwill and other intangible assets included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2018, the Company had deferred tax assets recorded related to foreign net operating loss carryforwards of $1.3 million. All of the deferred tax assets at December 31, 2018 related to net operating loss carryforwards have indefinite lives. Based upon historical results and indefinite future operating results, a valuation allowance has been established in the amount of $1.3 million at December 31, 2018.

As of December 31, 2017, the Company had a valuation allowance recorded against other Italian deferred tax assets of $0.8 million. The decrease in the valuation allowance relates to the full release of the $0.8 million booked against the Italian deferred tax assets at December 31, 2017.

The Company has concluded it is more likely than not it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2018	2017	2016
Balance at beginning of period	$4,145	$3,747	$2,854
Changes in tax positions of prior years	114	(174)	214
Additions based on tax positions related to the current year	802	1,255	1,252
Payments	—	(211)	—
Closure of tax years	(736)	(472)	(573)
Balance at end of period	$4,325	$4,145	$3,747

In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $0.2 million, $0.2 million and $0.2 million at December 31, 2018, 2017 and 2016, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $3.9 million, $3.7 million and $2.9 million at December 31, 2018, 2017 and 2016, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. federal and state income tax purposes, tax years 2017, 2016 and 2015 remain subject to examination.

The Company has assessed its risks associated with all tax return positions, and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company does not anticipate any change in its tax reserves in the next twelve months. The Company will continue to monitor the progress and conclusion of all audits and will adjust its estimated liability as necessary.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s lease commitments are primarily for real estate, machinery and equipment, and vehicles. The significant real estate leases provide for renewal options and require the Company to pay for property taxes and all other costs associated with the leased property.

Future minimum lease payments under operating leases at December 31, 2018 are as follows (in thousands):

2019	$18,807
2020	15,113
2021	12,449
2022	9,113
2023	6,627
Thereafter	23,894
Total minimum lease payments	$86,003

Rent expense for operating leases was $24.2 million, $15.2 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2018 and 2017, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 12.1 percent and 13.6 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2018	2017	2016
Balance at beginning of period	$12,545	$9,241	$10,840
Acquisitions	43	7,288	1,322
Payments	(4,803)	(7,682)	(4,944)
Accretion (a)	951	1,652	1,274
Fair value adjustments (a) (b)	(944)	1,257	749
Net foreign currency translation adjustment	(490)	789	—
Balance at end of the period (c)	7,302	12,545	9,241
Less current portion in accrued expenses and other current liabilities	(17)	(4,658)	(5,829)
Total long-term portion in other long-term liabilities	$7,285	$7,887	$3,412

g.Recorded in selling, general and administrative expenses in the Consolidated Statements of Income.
h.Includes adjustments to assumptions on weighted average cost of capital and relevant sales projections.
i.Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of December 31, 2018 were $9.1 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time, and may incur expenditures for future investigations or product recalls.

Environmental

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2018, would not be material to the Company’s financial position or annual results of operations.

12. STOCKHOLDERS’ EQUITY

Dividends

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31, 2018, 2017, and 2016:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2016	$0.30	04/01/16	04/15/16	$7,344
Second Quarter 2016	0.30	06/06/16	06/17/16	7,363
Third Quarter 2016	0.30	08/19/16	09/02/16	7,371
Fourth Quarter 2016	0.50	11/28/16	12/09/16	12,359
Total 2016	$1.40			$34,437

First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Third Quarter 2017	0.50	08/18/17	09/01/17	12,459
Fourth Quarter 2017	0.55	11/17/17	12/01/17	13,711
Total 2017	$2.05			$51,057

First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Third Quarter 2018	0.60	08/31/18	09/14/18	15,129
Fourth Quarter 2018	0.60	11/26/18	12/07/18	15,156
Total 2018	$2.35			$59,270

Stock-Based Awards

Prior to stockholder approval of the LCI Industries 2018 Omnibus Incentive Plan (the “2018 Plan) in May 2018, the Company granted to its directors, employees, and other eligible persons common stock-based awards, such as stock options, deferred and restricted stock units, restricted stock, and stock awards pursuant to the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (the “2011 Plan”), which was approved by stockholders in May 2011. On May 24, 2018, the Company’s stockholders approved the 2018 Plan, which provides that the number of shares of common stock that may be the subject of awards and issued under the 2018 Plan is 1,500,000, plus shares subject to any awards outstanding as of May 24, 2018 under the 2011 Plan that subsequently expire, are forfeited or canceled, are settled for cash, are not issued in shares, or are tendered or withheld to pay the exercise price or satisfy any tax withholding obligations related to the award. Following the stockholders’ approval of the 2018 Plan, no further awards may be made under the 2011 Plan. Executive officers and other employees of the Company and its subsidiaries and affiliates, and independent directors, consultants, and others who provide substantial services to the Company and its subsidiaries and affiliates, are eligible to be granted awards under the 2018 Plan. Under the 2018 Plan, the Compensation Committee of LCII’s Board of Directors is authorized to grant stock options, stock appreciation rights, restricted stock awards, stock unit awards, other stock-based awards, and cash incentive awards.

The number of shares available for future awards under the 2018 Plan and 2011 Plan, as applicable, was 1,570,274, 737,689 and 1,049,752 at December 31, 2018, 2017 and 2016, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2018	2017	2016
Stock options	$—	$—	$444
Deferred and restricted stock units	12,427	10,696	7,830
Restricted stock	590	1,191	1,770
Stock awards	1,048	8,149	5,376
Stock-based compensation expense	$14,065	$20,036	$15,420

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $6.9 million and $0.3 million, for the years ended December 31, 2017 and 2016, respectively.

Stock Options

The 2018 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. The exercise price for stock options granted under the 2018 Plan must be at least equal to 100 percent of the fair market value of the shares subject to such stock option on the date of grant. The exercise price may be paid in cash, by withholding of shares otherwise issuable upon exercise, or by delivery of shares of the Company’s common stock already owned. Historically, upon exercise of stock options, new shares have been issued instead of using treasury shares.

No stock options were outstanding as of December 31, 2018 and 2017. Previously issued stock options expired six years from the date of grant, and either vested ratably over the service period of five years for employees or, for certain executive officers, based on achievement of specified performance conditions. As a result of the Company’s executive succession and corporate relocation in 2014, the vesting of certain stock options was accelerated pursuant to contractual obligations with certain employees whose employment terminated as a result of the relocation to Indiana. Transactions in stock options under the 2011 Plan are summarized as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	212,030	$15.38
Exercised	(183,600)	15.10
Forfeited	(1,550)	17.17
Outstanding at December 31, 2016	26,880	17.17
Exercised	(26,180)	17.17
Forfeited	(700)	17.17
Outstanding at December 31, 2017	—	$—
Exercisable at December 31, 2017	—	$—

Additional information for the exercise of stock options is as follows for the years ended December 31:

(In thousands)	2017	2016
Intrinsic value of stock options exercised	$2,340	$13,204
Cash receipts from stock options exercised	$450	$2,772
Income tax benefits from stock option exercises	$900	$4,435
Grant date fair value of stock options vested	$—	$506

Deferred and Restricted Stock Units

The 2018 Plan provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units (“DSUs”), those with time-based vesting provisions, such as restricted stock units (“RSUs”), and those to directors, employees and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. As a result of the Company’s executive succession and corporate relocation, the vesting of certain deferred stock units was accelerated pursuant to contractual obligations with certain employees whose employment terminated. In addition, DSUs are issued in lieu of certain cash compensation. Transactions in DSUs and RSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2015	527,513	$44.94
Issued	10,742	72.01
Granted	173,097	54.67
Dividend equivalents	9,075	87.01
Forfeited	(10,893)	48.98
Vested	(203,087)	43.55
Outstanding at December 31, 2016	506,447	$50.00
Issued	68,340	108.61
Granted	95,079	109.50
Dividend equivalents	9,799	104.12
Forfeited	(3,094)	72.96
Vested	(227,516)	40.39
Outstanding at December 31, 2017	449,055	$72.55
Issued	5,354	106.10
Granted	101,650	103.20
Dividend equivalents	8,036	89.66
Forfeited	(9,557)	76.71
Vested	(290,132)	74.83
Outstanding at December 31, 2018	264,406	$83.84

As of December 31, 2018, there was $11.9 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.2 years.

Restricted Stock

The 2011 Plan provided for, and the 2018 Plan provides for, the grant of restricted stock to directors, employees and other eligible persons. As of December 31, 2018, no restricted stock awards had been granted under the 2018 Plan. The restriction period is established by the Compensation Committee, but may not be less than one year. Holders of restricted stock have all the rights of a stockholder of the Company, including the right to vote and the right to receive dividends granted to holders of the common stock, payable in additional shares of restricted stock, and subject to the same vesting criteria as the original grant. Shares of restricted stock are not transferable during the restriction period. Restricted stock grants, which were all made to directors, were as follows (in thousands except share and per share amounts):

	2018	2017	2016
Granted	—	14,018	17,439
Weighted average stock price	$—	$92.25	$74.55
Fair value of stock granted	$—	$1,293	$1,300

Stock Awards and Performance Stock Units

The 2011 Plan provides for stock awards and the 2018 Plan provides for performance stock units (“PSUs”s) that vest at a specific future date based on achievement of specified performance conditions. Transactions under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2015	262,456	$49.36
Granted	86,918	54.47
Dividend equivalents	3,811	88.04
Forfeited	(10,832)	53.95
Vested	(109,731)	39.94
Outstanding at December 31, 2016	232,622	$55.60
Granted	103,382	90.36
Dividend equivalents	5,249	104.93
Vested	(69,434)	51.20
Outstanding at December 31, 2017	271,819	$70.29
Issued	5,641	106.10
Granted	111,246	106.10
Dividend equivalents	6,280	90.47
Forfeited	(71,618)	86.65
Vested	(136,000)	64.32
Outstanding at December 31, 2018	187,368	$91.39

As of December 31, 2018, there was $0.7 million of total unrecognized compensation cost related to outstanding stock awards, which is expected to be recognized over a weighted average remaining period of 0.20 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2018	2017	2016
Weighted average shares outstanding for basic earnings per share	25,178	25,020	24,631
Common stock equivalents pertaining to stock-based awards	285	355	302
Weighted average shares outstanding for diluted earnings per share	25,463	25,375	24,933

The weighted average diluted shares outstanding for the years ended December 31, 2018, 2017 and 2016, exclude the effect of 94,747, 104,073 and 184,277 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

Stock Repurchase Program

On October 31, 2018, the Company’s Board of Directors authorized a new stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three-year period. The timing of stock repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended or terminated at any time by the Board of Directors. In 2018, the Company purchased 402,570 shares at a weighted average price of $71.28 per share, totaling $28.7 million.

13. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at
December 31:

	2018				2017
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$—	$—	$—	$930	$—	$930	$—
Liabilities
Contingent consideration	$7,302	$—	$—	$7,302	$12,545	$—	$—	$12,545
Derivative liabilities	1,108	—	1,108	—	—	—	—	—

Derivative Instruments

The Company’s objectives in using commodity derivatives are to add stability to expense and to manage its exposure to certain commodity price movements. To accomplish this objective, the Company uses commodity swaps as part of its commodity risk management strategy. Commodity swaps designated as cash flow hedges involve fixing the price on a fixed volume of a commodity on specified dates. The commodity swaps are typically cash settled for their fair value at or close to their settlement dates.

At December 31, 2018, the Company had five commodity swap derivative instruments for a total of 34.4 million pounds of steel used to hedge its commodity price risk on a portion of the exposure to movements associated with steel costs. These derivatives expire at various dates through February 2020, at an average steel price of $0.39 per pound. These derivatives are designated and qualify as cash flow hedges of commodity price risk; therefore, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period during which the hedged transactions affects earnings within the same income statement line item as the earnings effect of the hedged transaction. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of the reporting period. At December 31, 2018, the $1.1 million corresponding liability was recorded in accrued expenses and other current liabilities ($0.9 million) and other long-term liabilities ($0.2 million) as reflected in the Consolidated Balance Sheets.

At December 31, 2017, the Company had derivative instruments for 12.0 million pounds of steel in order to manage a portion of the exposure to movements associated with steel costs. These derivative instruments expired in December 2018, at an average steel price of $0.25 per pound. While these derivative instruments were considered to be economic hedges of the underlying movement in the price of steel, they were not designated or accounted for as a hedge. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of each reporting period, and the resulting net gain or loss was recorded in cost of sales in the Consolidated Statements of Income. At December 31, 2017, the $0.9 million corresponding asset was recorded in prepaid expenses and other current assets as reflected in the Consolidated Balance Sheets.

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

Non-recurring

The following table presents the carrying value at December 31 of any assets and liabilities which were measured at fair value and recorded at the lower of cost or fair value, on a non-recurring basis, using significant unobservable inputs (Level 3), and the corresponding non-recurring losses or gains recognized during the years ended December 31:

	2018		2017		2016
(In thousands)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)	Carrying Value	Non-Recurring Losses/(Gains)
Assets
Net assets of acquired businesses	$128,725	$—	$35,224	$—	$41,808	$—

Net Assets of Acquired Businesses

The Company valued the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company used different valuation techniques in determining the fair value. Those techniques included comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions, a market participant’s weighted average cost of capital, as well as other techniques as circumstances required. For further information on acquired assets and liabilities, see Note 4 of the Notes to Consolidated Financial Statements.

14. SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 91 percent, 92 percent and 92 percent of consolidated net sales for each of the years ended December 31, 2018, 2017 and 2016, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 64 percent of the Company’s OEM Segment net sales in 2018 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 9 percent, 8 percent and 8 percent of consolidated net sales for each of the years ended December 31, 2018, 2017 and 2016, respectively, supplies engineered components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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

The following tables presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers for the years ended December 31:

		2018
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,431,574	$9,156	$1,440,730
Motorhomes	143,488	43,809	187,297
Adjacent industries OEMs	574,100	40,489	614,589
Total OEM Segment net sales	2,149,162	93,454	2,242,616
Aftermarket Segment:
Total Aftermarket Segment net sales	222,588	10,603	233,191
Total net sales	$2,371,750	$104,057	$2,475,807

		2017
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,403,079	$2,904	$1,405,983
Motorhomes	138,895	20,522	159,417
Adjacent industries OEMs	398,919	12,304	411,223
Total OEM Segment net sales	1,940,893	35,730	1,976,623
Aftermarket Segment:
Total Aftermarket Segment net sales	160,637	10,510	171,147
Total net sales	$2,101,530	$46,240	$2,147,770

		2016
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,097,385	$2,497	$1,099,882
Motorhomes	108,961	7,230	116,191
Adjacent industries OEMs	325,550	6,468	332,018
Total OEM Segment net sales	1,531,896	16,195	1,548,091
Aftermarket Segment:
Total Aftermarket Segment net sales	124,733	6,074	130,807
Total net sales	$1,656,629	$22,269	$1,678,898

(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Subtotal	and Other	Total
2018
Net sales to external customers (a)	$2,242,616	$233,191	$2,475,807	$—	$2,475,807
Operating profit (b)	167,459	31,329	198,788	—	198,788
Total assets (c)	1,034,254	129,776	1,164,030	79,863	1,243,893
Expenditures for long-lived assets (d)	247,895	20,544	268,439	—	268,439
Depreciation and amortization	63,447	4,079	67,526	—	67,526
2017
Net sales to external customers (a)	$1,976,623	$171,147	$2,147,770	$—	$2,147,770
Operating profit (b)	190,276	24,005	214,281	—	214,281
Total assets (c)	785,926	76,309	862,235	83,623	945,858
Expenditures for long-lived assets (d)	148,570	4,875	153,445	—	153,445
Depreciation and amortization	50,751	3,662	54,413	314	54,727
2016
Net sales to external customers (a)	$1,548,091	$130,807	$1,678,898	$—	$1,678,898
Operating profit (b)	180,850	20,000	200,850	—	200,850
Total assets (c)	569,385	65,211	634,596	152,308	786,904
Expenditures for long-lived assets (d)	80,588	6,014	86,602	—	86,602
Depreciation and amortization	42,593	3,298	45,891	276	46,167

(a)  Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 31 percent, 38 percent and 37 percent of the Company’s consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 23 percent, 25 percent and 26 percent of the Company’s consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2018, 2017 and 2016.
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
(d)  Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $150.9 million, $65.0 million and $42.0 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2018, 2017 and 2016, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2018	2017	2016
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$908,065	$914,397	$743,160
Windows and doors	615,644	424,625	335,717
Furniture and mattresses	380,514	342,680	245,596
Axles and suspension solutions	122,897	123,513	115,538
Other	215,496	171,408	108,080
Total OEM Segment net sales	2,242,616	1,976,623	1,548,091
Total Aftermarket Segment net sales	233,191	171,147	130,807
Total net sales	$2,475,807	$2,147,770	$1,678,898

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2018
Net sales	$650,492	$684,455	$604,244	$536,616	$2,475,807
Gross profit	140,733	150,456	125,901	103,254	520,344
Income before income taxes	58,719	62,428	43,633	27,572	192,352
Net income	47,336	47,224	33,812	20,179	148,551

Net income per common share:
Basic	$1.88	$1.87	$1.34	$0.80	$5.90
Diluted	$1.86	$1.86	$1.33	$0.80	$5.83

Stock market price:
High	$132.30	$104.90	$102.23	$80.89	$132.30
Low	$99.46	$80.95	$98.40	$59.68	$59.68
Close (at end of quarter)	$104.15	$90.15	$69.35	$66.80	$66.80

Year ended December 31, 2017
Net sales	$498,336	$547,483	$554,814	$547,137	$2,147,770
Gross profit	124,014	131,087	121,220	116,793	493,114
Income before income taxes	58,692	62,626	47,616	43,910	212,844
Net income	43,145	40,137	32,138	17,464	132,884

Net income per common share:
Basic	$1.73	$1.61	$1.28	$0.70	$5.31
Diluted	$1.71	$1.59	$1.26	$0.68	$5.24

Stock market price:
High	$117.15	$106.23	$116.63	$132.73	$132.73
Low	$94.98	$86.25	$93.08	$104.15	$86.25
Close (at end of quarter)	$99.80	$102.40	$115.85	$130.00	$130.00

The sum of per share amounts for the four quarters may not equal the total per share amounts for the year as a result of changes in the weighted average common shares outstanding or rounding.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the (“Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its disclosure controls and procedures to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

As of the end of the period covered by this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

(a) Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for the preparation and integrity of the Consolidated Financial Statements appearing in the Annual Report on Form 10-K. We are also responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the Consolidated Financial Statements, as well as to safeguard assets from unauthorized use or disposition. The Company continually evaluates its system of internal control over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

During 2018, the Company completed the Taylor Made, Hehr, STLA and Smoker Craft acquisitions, which contributed $211.2 million of net sales for the year ended December 31, 2018. Total assets from these acquisitions as of December 31, 2018 were $190.5 million. As the Taylor Made, Hehr, STLA, and Smoker Craft acquisitions occurred in the year ended December 31, 2018, the scope of the Company’s evaluation of the effectiveness of internal control over financial reporting does not include Taylor Made, Hehr, STLA, and Smoker Craft. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.

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

(b) Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. “Financial Statements and Supplementary Data.”

(c) Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s directors, executive officers and corporate governance is incorporated by reference from the information contained under the proposal entitled “Election of Directors” and under the caption “Corporate Governance and Related Matters – Board Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019 (the “2019 Proxy Statement”) and from the information contained under “Executive Officers” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement.

The Company has adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charters and Key Practices of the Company’s Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee, are available on the Company’s website at www.lci1.com/investors. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, LCI Industries, 3501 County Road 6 East, Elkhart, Indiana 46514.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation,” “Director Compensation,” “CEO Pay Ratio,” and “Transactions with Related Persons - Compensation Committee Interlocks and Insider Participation” in the Company’s 2019 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the caption “Voting Securities – Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2019 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters – Board of Directors and Director Independence” in the Company’s 2019 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the proposal entitled “Ratification of Appointment of Auditors – Fees for Independent Auditors” in the Company’s 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed:
(1) Financial Statements.
(2) Exhibits. See Item 15 (b) - “List of Exhibits” incorporated herein by reference.
(b) Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrants' Form 10-K for the year ended December 31, 2016).
3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
10.221	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.231†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.259†	LCI Industries Equity Award and Incentive Plan, As Amended and Restated (incorporated by reference to Appendix A included in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014).
10.294†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.296†	Form of Performance Stock Award (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed March 4, 2015).
10.297†	Form of Deferred Stock Award (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed March 4, 2015).
10.299	Form of 3.35% Series A Senior Notes due March 20, 2020 of Lippert Components, Inc. pursuant to the Third Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed March 23, 2015).
10.302†	2016 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed February 12, 2016).

Exhibit Number	Description
10.303	Third Amended and Restated Credit Agreement dated as of April 27, 2016 among Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Canada, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank N.A., individually and as Documentation Agent, Bank of America, N.A., and 1st Source Bank (together with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A., the “Lenders”) (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed May 3, 2016).
10.304	Form of Revolving Credit Note dated as of April 27, 2016 by Lippert Components, Inc., and Lippert Components Canada, Inc., payable to the order of the Lenders pursuant to that certain Third Amended and Restated Credit Agreement (incorporated by reference to 10.2 included in the Registrant's Form 8-K filed May 3, 2016).

10.305	Fourth Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc. and certain subsidiaries thereof, in favor of JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed May 3, 2016).
10.306	Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).

10.307	Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).
10.308	Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).
10.309	Fourth Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 27, 2016, by and among PGIM, Inc. and Affiliates, and Lippert Components, Inc., guaranteed by Drew Industries Incorporated (incorporated by reference to Exhibit 10.7 included in the Registrant's Form 8-K filed May 3, 2016).
10.310	Form of Shelf Note of Lippert Components, Inc. pursuant to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.8 included in the Registrant's Form 8-K filed May 3, 2016).

10.311	Second Amended and Restated Parent Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.9 included in the Registrant's Form 8-K filed May 3, 2016).
10.312	Second Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries (other than Lippert Components, Inc.) of Drew Industries Incorporated, in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.10 included in the Registrant's Form 8-K filed May 3, 2016).
10.313	Second Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Manufacturing, Inc. and the other Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the benefit of the Noteholders (incorporated by reference to Exhibit 10.11 included in the Registrant's Form 8-K filed May 3, 2016).
10.314	Second Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Lippert Components, Inc., Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.12 included in the Registrant's Form 8-K filed May 3, 2016).
10.315	Second Amended and Restated Collateral Agency Agreement dated as of April 27, 2016, by and among Lippert Components, Inc. and PGIM, Inc. and the Noteholders thereto from time to time, and JPMorgan Chase Bank, N.A. as collateral agent for the Noteholders (incorporated by reference to Exhibit 10.13 included in the Registrant's Form 8-K filed May 3, 2016).

Exhibit Number	Description
10.316	Third Amended and Restated Intercreditor Agreement dated as of April 27, 2016 by and among PGIM, Inc. and Affiliates, JPMorgan Chase Bank, N.A. (as Administrative Agent, as Credit Agreement Collateral Agent and Notes Collateral Agent) (incorporated by reference to Exhibit 10.14 included in the Registrant's Form 8-K filed May 3, 2016).
10.318†	Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).
10.319†	2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on March 22, 2017).
10.320†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.321	First Amendment, dated March 30, 2017, to Fourth Amended and Restated Note Purchase and Private Shelf Agreement, by and among PGIM, Inc. and Affiliates, and Lippert Components, Inc. guaranteed by LCI Industries (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on April 4, 2017).
10.322
Incremental Joinder and Amendment, dated as of February 20, 2018, among Lippert Components, Inc., LCI Canada Group, Inc., LCI Industries, each subsidiary of LCI Industries listed therein, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A. and 1st Source Bank (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed February 26, 2018).

10.323
Waiver to Fourth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of February 20, 2018, among Lippert Components, Inc., LCI Industries, PGIM, Inc. and each of the purchasers of Series A Notes named therein (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed February 26, 2018).

10.324†	2018 Annual Incentive Program (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed March 5, 2018).
10.325†	LCI Industries Performance Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (ROIC) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed March 5, 2018).
10.326†	LCI Industries Performance Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (EPS) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 5, 2018).
10.327†	LCI Industries Restricted Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (Executive Officers) (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed March 5, 2018).
10.328†	LCI Industries Restricted Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (Directors) (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed March 5, 2018).
10.329†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).
10.330†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed May 29, 2018).
10.331†	Form of Performance Stock Unit Award Agreement (EPS) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed May 29, 2018).
10.332†	Form of Performance Stock Unit Award Agreement (ROIC) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed May 29, 2018).
10.333†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).

Exhibit Number	Description
10.334†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.335†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.336†	Separation and General Release Agreement, dated as of November 16, 2018, by and between Lippert Components, Inc. and Scott T. Mereness (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 19, 2018).
10.337	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2018) .
10.338	Omnibus Reaffirmation dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed December 19, 2018).
10.339	Revolving Credit Note Dated December 14, 2018 by LCI Industries, Lippert Components, Inc., LCI Industries B.V., and LCI Industries C.V. in favor of Branch Banking and Trust (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed December 19, 2018).
10.340	Revolving Credit Note Dated December 14, 2018 by LCI Industries, Lippert Components, Inc., LCI Industries B.V., and LCI Industries C.V. in favor of Bank of the West (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed December 19, 2018).
10.341	Revolving Credit Note Dated December 14, 2018 by LCI Industries, Lippert Components, Inc., LCI Industries B.V., and LCI Industries C.V. in favor of BMO Harris (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed December 19, 2018).
10.342	Revolving Credit Note Dated December 14, 2018 by LCI Industries, Lippert Components, Inc., LCI Industries B.V., and LCI Industries C.V. in favor of U.S. Bank (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed December 19, 2018).
10.343	Amended and Restated Revolving Credit Note Dated December 14, 2018 by LCI Industries, Lippert Components, Inc., LCI Industries B.V., and LCI Industries C.V. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed December 19, 2018).
10.344	Amended and Restated Revolving Credit Note Dated December 14, 2018 by LCI Industries, Lippert Components, Inc., LCI Industries B.V., and LCI Industries C.V. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed December 19, 2018).
10.345	Prudential Letter Agreement Dated December 14, 2018 consenting to the Credit Agreement and releasing certain subsidiary Guarantees (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed December 19, 2018).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
14.2	Guidelines for Business Conduct (incorporated by reference to Exhibit 14.2 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).

Exhibit Number	Description
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	Interactive Data Files.

*Filed herewith
†Denotes a compensation plan or arrangement

Unless otherwise indicated, exhibits incorporated by reference herein were originally filed under SEC File No. 001-13646.

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2019	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
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

Date	Signature	Title

February 27, 2019	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 27, 2019	By: /s/ Brian M. Hall (Brian M. Hall)	Chief Financial Officer (principal financial officer)

February 27, 2019	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	Corporate Controller (principal accounting officer)

February 27, 2019	By: /s/ James F. Gero (James F. Gero)	Chairman of the Board of Directors

February 27, 2019	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 27, 2019	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 27, 2019	By: /s/ Ronald Fenech (Ronald Fenech)	Director

February 27, 2019	By: /s/ Tracy D. Graham (Tracy D. Graham)	Director

February 27, 2019	By: /s/ Frederick B. Hegi, Jr. (Frederick B. Hegi, Jr.)	Director

February 27, 2019	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 27, 2019	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 27, 2019	By: /s/ David A. Reed (David A. Reed)	Director