Form 10-Q
period 2019-03-31
LCI INDUSTRIES
filed 2019-05-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-13646
LCI INDUSTRIES
(Exact name of registrant as specified in its charter)

Delaware	13-3250533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3501 County Road 6 East	46514
Elkhart, Indiana	(Zip Code)
(Address of principal executive offices)
(574) 535-1125
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	LCII	New York Stock Exchange

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 30, 2019) was 25,014,667 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(In thousands, except per share amounts)

Net sales	$592,172	$650,492
Cost of sales	459,578	509,759
Gross profit	132,594	140,733
Selling, general and administrative expenses	84,839	80,913
Operating profit	47,755	59,820
Interest expense, net	2,507	1,101
Income before income taxes	45,248	58,719
Provision for income taxes	10,882	11,383
Net income	$34,366	$47,336

Net income per common share:
Basic	$1.38	$1.88
Diluted	$1.38	$1.86

Weighted average common shares outstanding:
Basic	24,914	25,149
Diluted	24,929	25,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(In thousands)

Net income	$34,366	$47,336
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(1,175)	1,110
Unrealized loss on fair value of derivative instruments	(153)	—
Total comprehensive income	$33,038	$48,446

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2019	2018
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$14,317	$14,928
Accounts receivable, net of allowances of $2,451 and $1,895 at March 31, 2019 and December 31, 2018, respectively	179,417	121,812
Inventories, net	324,522	340,615
Prepaid expenses and other current assets	34,840	49,296
Total current assets	553,096	526,651
Fixed assets, net	335,049	322,876
Goodwill	178,336	180,168
Other intangible assets, net	171,267	176,342
Operating lease right-of-use assets	65,373	—
Deferred taxes	8,393	10,948
Other assets	31,037	26,908
Total assets	$1,342,551	$1,243,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$89,805	$78,354
Current portion of operating lease obligations	14,801	—
Accrued expenses and other current liabilities	110,605	99,228
Total current liabilities	215,211	177,582
Long-term indebtedness	286,311	293,528
Operating lease obligations	53,455	—
Other long-term liabilities	65,895	66,528
Total liabilities	620,872	537,638

Stockholders’ equity
Common stock, par value $.01 per share	281	280
Paid-in capital	200,934	203,246
Retained earnings	582,559	563,496
Accumulated other comprehensive loss	(3,933)	(2,605)
Stockholders’ equity before treasury stock	779,841	764,417
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	721,679	706,255
Total liabilities and stockholders’ equity	$1,342,551	$1,243,893

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(In thousands)
Cash flows from operating activities:
Net income	$34,366	$47,336
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	18,449	15,275
Stock-based compensation expense	3,733	5,543
Other non-cash items	611	(1,127)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(57,753)	(71,073)
Inventories, net	16,052	(17,232)
Prepaid expenses and other assets	10,268	(3,185)
Accounts payable, trade	11,581	8,114
Accrued expenses and other liabilities	15,278	11,246
Net cash flows provided by (used in) operating activities	52,585	(5,103)
Cash flows from investing activities:
Capital expenditures	(24,442)	(26,004)
Acquisitions of businesses, net of cash acquired	—	(138,570)
Proceeds from note receivable	—	155
Other investing activities	61	(35)
Net cash flows used in investing activities	(24,381)	(164,454)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(6,348)	(14,085)
Proceeds from revolving credit facility borrowings	175,660	474,000
Repayments under revolving credit facility borrowings	(182,720)	(297,000)
Payment of dividends	(14,999)	(13,858)
Other financing activities	(157)	(556)
Net cash flows (used in) provided by financing activities	(28,564)	148,501
Effect of exchange rate changes on cash and cash equivalents	(251)	—
Net decrease in cash and cash equivalents	(611)	(21,056)
Cash and cash equivalents at beginning of period	14,928	26,049
Cash and cash equivalents at end of period	$14,317	$4,993

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,394	$1,012
Cash paid during the period for income taxes, net of refunds	$59	$(11)
Purchase of property and equipment in accrued expenses	$1,202	$3,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2017	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745
Net income	—	—	47,336	—	—	47,336
Issuance of 223,768 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(14,087)	—	—	—	(14,085)
Stock-based compensation expense	—	5,543	—	—	—	5,543
Other comprehensive income	—	—	—	1,110	—	1,110
Cash dividends ($0.55 per share)	—	—	(13,858)	—	—	(13,858)
Dividend equivalents on stock-based awards	—	319	(319)	—	—	—
Balance - March 31, 2018	$279	$195,765	$508,665	$3,549	$(29,467)	$678,791

Balance - December 31, 2018	$280	$203,246	$563,496	$(2,605)	$(58,162)	$706,255
Net income	—	—	34,366	—	—	34,366
Issuance of 137,040 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,349)	—	—	—	(6,348)
Stock-based compensation expense	—	3,733	—	—	—	3,733
Other comprehensive loss	—	—	—	(1,328)	—	(1,328)
Cash dividends ($0.60 per share)	—	—	(14,999)	—	—	(14,999)
Dividend equivalents on stock-based awards	—	304	(304)	—	—	—
Balance - Balance at March 31, 2019	$281	$200,934	$582,559	$(3,933)	$(58,162)	$721,679

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At March 31, 2019, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom.

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

The Company is not aware of any significant events, except as disclosed in the Notes to Condensed Consolidated Financial Statements, which occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Condensed Consolidated Financial Statements.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include some information necessary to conform to annual reporting requirements. Results for interim periods should not be considered indicative of results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2018 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which amends Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2020 and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 on January 1, 2019, using the cumulative-effect adjustment transition method, which applies the new standard at the effective date without adjusting the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the carryforward of historical lease classification, the assessment of whether a contract is or contains a lease, and initial direct costs for any leases that existed prior to adoption of the new standard. The Company also elected to keep leases with an initial term of 12 months or less off its Condensed Consolidated Balance Sheet and recognize the associated lease payments in its Condensed Consolidated Statements of Income on a straight-line basis over the lease term.

The adoption of Topic 842 resulted in the recognition of right-of-use assets of $66.4 million and operating lease obligations of $69.0 million at January 1, 2019. The adoption did not result in a cumulative effect adjustment to beginning retained earnings and is not expected to materially impact the Company’s Consolidated Statements of Income or Cash Flows. See Note 8 of the Notes to Condensed Consolidated Financial Statements for expanded disclosures required under Topic 842.

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Smoker Craft Furniture

In November 2018, the Company acquired the business and certain assets of the furniture manufacturing operation of Smoker Craft Inc., a leading pontoon, aluminum fishing, and fiberglass boat manufacturer located in New Paris, Indiana. The purchase price was $28.1 million paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$28,091

Customer relationship and other identifiable intangible assets	$16,730
Net tangible assets	1,357
Total fair value of net assets acquired	$18,087

Goodwill (tax deductible)	$10,004

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

ST.LA. S.r.l.

In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.r.l., a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.8 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$14,845

Customer relationships and other identifiable intangible assets	$7,000
Net tangible assets	351
Total fair value of net assets acquired	$7,351

Goodwill (not tax deductible)	$7,494

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2018	$160,257	$19,911	$180,168
Other	(1,732)	(100)	(1,832)
Net balance – March 31, 2019	$158,525	$19,811	$178,336

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$192,853	$58,682	$134,171	6	to	16
Patents	58,730	41,350	17,380	3	to	19
Trade names (finite life)	10,832	5,847	4,985	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,864	4,580	2,284	3	to	6
Other	309	149	160	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$281,875	$110,608	$171,267

Other intangible assets consisted of the following at December 31, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$191,919	$54,889	$137,030	6	to	16
Patents	58,787	40,079	18,708	3	to	19
Trade names (finite life)	10,885	5,507	5,378	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,919	4,148	2,771	3	to	6
Other	309	141	168	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$281,106	$104,764	$176,342

4. INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out (FIFO) method) or market, consisted of the following at:

	March 31,	December 31,
(In thousands)	2019	2018
Raw materials	$270,119	$284,467
Work in process	11,597	12,291
Finished goods	42,806	43,857
Inventories, net	$324,522	$340,615

5. FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2019	2018
Fixed assets, at cost	$584,039	$559,234
Less accumulated depreciation and amortization	248,990	236,358
Fixed assets, net	$335,049	$322,876

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2019	2018
Employee compensation and benefits	$31,298	$33,835
Current portion of accrued warranty	34,862	32,180
Other	44,445	33,213
Accrued expenses and other current liabilities	$110,605	$99,228

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the three months ended March 31, 2019:

(In thousands)
Balance at beginning of period	$46,530
Provision for warranty expense	9,616
Warranty costs paid	(6,734)
Balance at end of period	49,412
Less long-term portion	14,550
Current portion of accrued warranty at end of period	$34,862

7. LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	March 31,	December 31,
(In thousands)	2019	2018
Revolving Credit Facility	$233,000	$240,060
Shelf-Loan Facility	50,000	50,000
Other	4,083	4,425
Unamortized deferred financing fees	(339)	(361)
	286,744	294,124
Less current portion	(433)	(596)
Long-term indebtedness	$286,311	$293,528

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023.

The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling and euros. The maximum borrowings under the credit facility may be further increased by $300.0 million in additional revolving loans or incremental term loans, subject to the consent of the lenders providing such incremental facilities and certain other conditions. Interest on borrowings under the revolving credit facility is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at March 31, 2019) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (0.875 percent at March 31, 2019) depending on the Company’s total net leverage ratio. At March 31, 2019, the Company had $2.6 million in issued, but undrawn,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $364.4 million at March 31, 2019.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2019. The net proceeds of the Series B Notes were used to repay the Series A Notes. At March 31, 2019, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

The Shelf-Loan Facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series B Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations”).

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain minimum debt service coverage ratio and must meet certain other financial requirements. At March 31, 2019, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness on a trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at March 31, 2019. The remaining availability under these facilities was $514.4 million at March 31, 2019. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8. LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The operating leases have remaining terms of up to 12 years and some leases include options to purchase, terminate or extend for one or more years. The options are included in the lease term when it is reasonably certain that the option will be exercised. Leases with an initial term of 12 months or less are recognized in lease expense on a straight-line basis over the lease term and not recorded on the Condensed Consolidated Balance Sheet.

The Company uses its incremental borrowing rate based on information available at lease inception in determining the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate based on applicable lease terms and the current economic environment.

Certain of the Company’s lease arrangements contain lease components (such as minimum rent payments) and non-lease components (such as common-area or other maintenance costs and taxes). The Company generally accounts for each component separately based on the estimated standalone price of each component. Some of the Company’s lease arrangements include rental payments that are adjusted periodically for an index rate. These leases are initially measured using the projected payments in effect at the inception of the lease. Certain of the Company’s leased semi-tractors, trailers and forklifts include variable costs for usage or mileage. Such variable costs are expensed as incurred and included in the variable lease cost item noted in the table below. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease cost for the three months ended March 31, 2019 were as follows:

(in thousands)
Operating lease cost	$4,909
Short-term lease cost	798
Variable lease cost	406
Total lease cost	$6,113

Future minimum lease payments under operating leases as of March 31, 2019 were as follows:

(in thousands)
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$18,002
2020	14,632
2021	11,597
2022	8,354
2023	6,428
Thereafter	23,855
Total future minimum lease payments (a)	82,868
Less: Interest	(14,612)
Present value of operating lease liabilities	$68,256

(a) Refer to the Company’s Annual Report on Form 10-K for disclosure of future minimum lease payments at December 31, 2018 under ASC Topic 840, the accounting standard applicable to leases prior to the adoption of Topic 842.

At March 31, 2019, the Company’s operating leases had a weighted-average remaining lease term of 6.7 years and a weighted-average discount rate of 5.7 percent.

Cash Flows

The initial right-of-use assets of $66.4 million were recognized as non-cash asset additions upon adoption of Topic 842. Additional right-of use assets of $3.1 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the three months ended March 31, 2019. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $5.0 million for the three months ended March 31, 2019.

Finance Leases

        The Company has various leases classified as finance leases, which are included in fixed assets, net and long-term indebtedness on the Condensed Consolidated Balance Sheets. These leases are not material to the Condensed Consolidated Financial Statements as of March 31, 2019.

Lessor

        The Company has various lease arrangements to lease office space and other real estate under which the Company is the lessor. These leases are classified as operating leases and income associated with these leases is not materialThe operating leases have remaining terms of up to 12 years and some leases include options to purchase, terminate or extend for one or more years.The operating leases have remaining terms of up to 12 years and some leases include options to purchase, terminate or extend for one or more years..

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2019, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 12.1 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31, 2019:

(In thousands)
Balance at beginning of period	$7,302
Payments	(1)
Accretion (a)	201
Net foreign currency translation adjustment	(82)
Balance at end of the period (b)	7,420
Less current portion in accrued expenses and other current liabilities	(39)
Total long-term portion in other long-term liabilities	$7,381

(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of March 31, 2019 were $9.1 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2019, would not be material to the Company’s financial position or annual results of operations.

10. STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	March 31,	December 31,
(In thousands)	2019	2018
Common stock authorized	75,000	75,000
Common stock issued	28,085	27,948
Treasury stock	3,087	3,087

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share at March 31, 2019:

(In thousands)
Weighted average shares outstanding for basic earnings per share	24,914
Common stock equivalents pertaining to stock-based awards	15
Weighted average shares outstanding for diluted earnings per share	24,929

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	122

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2019 and December 31, 2018:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Third Quarter 2018	0.60	08/31/18	09/14/18	15,129
Fourth Quarter 2018	0.60	11/26/18	12/07/18	15,156
Total 2018	$2.35			$59,270

First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999

Deferred and Restricted Stock Units

The LCI Industries 2018 Omnibus Incentive Plan (“the 2018 Plan”) provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units (“DSUs”), those with time-based vesting provisions, such as restricted stock units (“RSUs”), to directors, employees and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. In addition, DSUs are issued in lieu of certain cash compensation. Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (“the 2011 Plan”) or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2018	264,406	$83.84
Granted	232,287	80.40
Dividend equivalents	3,046	73.70
Forfeited	(3,615)	93.74
Vested	(111,548)	81.32
Outstanding at March 31, 2019	384,576	$81.42

Stock Awards and Performance Stock Units

The 2011 Plan provides for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions. Transactions in performance-based stock awards and PSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2018	187,368	$91.39
Granted	48,995	78.11
Dividend equivalents	1,090	73.70
Forfeited	(8,459)	106.10
Vested	(102,434)	77.93
Outstanding at March 31, 2019	126,560	$96.21

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at:

	March 31, 2019				December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Derivative assets	$80	$—	$80	$—	$—	$—	$—	$—
Liabilities
Contingent consideration	$7,420	$—	$—	7,420	$7,302	$—	$—	$7,302
Derivative liabilities	1,125	—	1,125	—	1,108	—	1,108	—

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

At March 31, 2019, the Company had six commodity swap derivative instruments for a total of 52.6 million pounds of steel used to hedge its commodity price risk on a portion of the exposure to movements associated with steel costs at an average steel price of $0.37 per pound. These derivatives expire at various dates through April 2020. At December 31, 2018, the Company had five commodity swap derivative instruments for a total of 34.4 million pounds of steel at an average steel price of $0.39 per pound. These derivatives are designated and qualify as cash flow hedges of commodity price risk; therefore, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period during which the hedged transactions affects earnings within the same income statement line item as the earnings effect of the hedged transaction. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of the reporting period. At March 31, 2019, the $0.1 million corresponding asset was recorded in prepaid expenses and other current assets, the $1.1 million corresponding liability was recorded in accrued expenses and other current liabilities ($1.1 million) as reflected in the Condensed Consolidated Balance Sheets. At December 31, 2018, the $1.1 million corresponding liability was recorded in accrued expenses and other current liabilities ($0.9 million) and other long-term liabilities ($0.2 million) as reflected in the Consolidated Balance Sheets.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 90 percent and 92 percent of consolidated net sales for the three months ended March 31, 2019 and 2018, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; pontoon boats; trains; manufactured homes; and modular housing. Approximately 60 percent of the Company’s OEM Segment net sales for the three months ended March 31, 2019 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for ten percent and eight percent of consolidated net sales for the three months ended March 31, 2019 and 2018, respectively, supplies engineered components to the related aftermarket channels of the recreation and industrial product markets, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s chief operating decision maker (“CODM”), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$313,367	$3,504	$316,871	$403,742	$1,215	$404,957
Motorhomes	31,921	13,079	45,000	43,406	9,509	52,915
Adjacent Industries OEMs	156,736	13,173	169,909	133,408	8,899	142,307
Total OEM Segment net sales	502,024	29,756	531,780	580,556	19,623	600,179
Aftermarket Segment:
Total Aftermarket Segment net sales	56,532	3,860	60,392	47,346	2,967	50,313
Total net sales	$558,556	$33,616	$592,172	$627,902	$22,590	$650,492

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating profit:
OEM Segment	$40,408	$53,940
Aftermarket Segment	7,347	5,880
Total operating profit	$47,755	$59,820

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2019	2018
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$204,383	$252,702
Windows and doors	151,919	149,520
Furniture and mattresses	91,357	105,518
Axles and suspension solutions	32,235	33,605
Other	51,886	58,834
Total OEM Segment net sales	531,780	600,179
Total Aftermarket Segment net sales	60,392	50,313
Total net sales	$592,172	$650,492

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2019, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the Company’s segments.

The Company’s OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 62 percent of the Company’s OEM Segment net sales for the twelve months ended March 31, 2019 were of components for travel trailer and fifth-wheel RVs, including:

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

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of engineered components to the aftermarket channels of these industries tend to be counter-seasonal.

INDUSTRY BACKGROUND

OEM Segment

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the summer selling

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Despite a recent disruption in wholesale shipments as dealers normalize their inventory levels, the Company expects to return to the normal wholesale cycle in late 2019.
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, decreased 28 percent to 84,700 units in the first three months of 2019, as compared to the same period of 2018. The decrease was a result of an estimated 2,100 unit, or three percent, decrease in retail sales in the first three months of 2019, as compared to the same period of 2018, and a normalization of retail inventories as evidenced by RV dealers seasonally increasing inventory levels by an estimated 5,200 units for the first three months of 2019, compared to an increase in inventory levels of 35,300 units in the same period of 2018. In addition, retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2019	84,700	(28)%	79,500	(3)%	5,200
Quarter ended December 31, 2018	90,300	(17)%	66,500	(2)%	23,800
Quarter ended September 30, 2018	92,300	(11)%	123,400	2%	(31,100)
Quarter ended June 30, 2018	115,500	0%	149,200	7%	(33,700)
Twelve months ended March 31, 2019	382,800	(14)%	418,600	2%	(35,800)

Quarter ended March 31, 2018	116,900	15%	81,600	12%	35,300
Quarter ended December 31, 2017	108,200	20%	68,100	17%	40,100
Quarter ended September 30, 2017	103,900	26%	120,600	11%	(16,700)
Quarter ended June 30, 2017	115,900	17%	139,300	13%	(23,400)
Twelve months ended March 31, 2018	444,900	19%	409,600	13%	35,300

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2019 decreased 27 percent to 12,700 units compared to the same period of 2018. Additionally, retail demand for motorhome RVs decreased 20 percent in the first three months of 2019, following a two percent decrease in retail demand in full year 2018.
The RVIA has projected a modest decrease in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2019. Several RV OEMs, however, are introducing new product lines and additional features. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which was above historical averages in 2018. Additionally, retail sales of travel trailer and fifth-wheel RVs have increased in 106 of the last 111 months on a year-over-year basis. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in early 2019.
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

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 214,000 and 216,000 enclosed trailers were sold in 2018 and 2017, respectively.
•Pontoon boats. Statistical Surveys also reported approximately 55,000 and 52,400 pontoon boats were sold in 2018 and 2017, respectively.
•School buses. According to School Bus Fleet, there were approximately 44,400 school buses sold in each of 2018 and 2017.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 96,600 and 92,900 manufactured home wholesale shipments in 2018 and 2017, respectively.

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, warehouse distributors and service centers, as well as direct to retail customers. The Company has teams dedicated to product training and marketing support for its Aftermarket Segment customers. The Company also supports two call centers to provide quick responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements are purchased outside the normal product selling seasons, thereby causing Aftermarket Segment sales to be counter-seasonal.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2019 were $592.2 million, nine percent lower than consolidated net sales for the first quarter of 2018 of $650.5 million. Acquisitions completed by the Company over the twelve months ended March 31, 2019, added $31 million in net sales in the first quarter of 2019. Despite the short-term correction in industry wholesale shipments as dealers normalize their inventory levels, content per RV unit has increased, positively impacting net sales growth in the first quarter of 2019. Further, the Company organically increased sales to Aftermarket Segment and Adjacent Industries.
•Net income for the first quarter of 2019 was $34.4 million, or $1.38 per diluted share, compared to net income of $47.3 million, or $1.86 per diluted share, for the first quarter of 2018.
•Consolidated operating profit during the first quarter of 2019 was $47.8 million compared to $59.8 million in the first quarter of 2018. Operating profit margin was eight percent in the first quarter of 2019 compared to nine percent in the first quarter of 2018, primarily due to fixed costs being spread over a smaller sales base and cost pressures on raw materials.
•The cost of aluminum and steel used in certain of the Company’s manufactured components continued to be elevated in the first quarter of 2019, primarily driven by tariffs on these commodities. Raw material costs continue to fluctuate and are expected to remain volatile.
•The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize manufacturing capacity. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.
•The effective tax rate for the three months ended March 31, 2019 was higher than the comparable prior year period, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting or exercise of equity-based compensation awards, as discussed below under “Income Taxes.”
•In March 2019, the Company paid a quarterly dividend of $0.60 per share, aggregating to $15.0 million.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2019 decreased 11 percent, or $68.4 million, compared to the same period of 2018. Net sales of components to OEMs were to the following markets for the three months ended March 31:

(In thousands)	2019	2018	Change
RV OEMs:
Travel trailers and fifth-wheels	$316,871	$404,957	(22)%
Motorhomes	45,000	52,915	(15)%
Adjacent Industries OEMs	169,909	142,307	19%
Total OEM Segment net sales	$531,780	$600,179	(11)%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2019	2018	Change
Travel trailer and fifth-wheel RVs	84,700	116,900	(28)%
Motorhomes	12,700	17,500	(27)%

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to domestic RV OEMs for the different types of RVs produced for the twelve months ended March 31, divided by the industry-wide wholesale shipments of the different product mix of RVs for the same period, was:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Content per:	2019	2018	Change
Travel trailer and fifth-wheel RV	$3,504	$3,317	6%
Motorhome	$2,500	$2,328	7%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s net sales growth in content components for travel trailer and fifth-wheel RVs during the first quarter of 2019 outperformed industry-wide wholesale shipments of travel trailer and fifth-wheel RVs during the same period, primarily due to market share gains as a result of price increases, new product introductions and customer penetration.

The Company’s net sales growth in content components for motorhomes during the first quarter of 2019 outperformed industry-wide wholesale shipments of motorhomes during the same period, primarily due to acquisitions completed in 2018. Over the past few years, the Company has been expanding its product line of components for motorhomes in order to increase its customer base and market penetration.

The Company’s net sales to Adjacent Industries OEMs increased during the first quarter of 2019 primarily due to acquisitions completed in 2018 and market share gains. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $40.4 million in the first quarter of 2019, a decrease of $13.5 million compared to the same period of 2018. The operating profit margin of the OEM Segment in the first quarter of 2019 was negatively impacted by:
•Fixed costs being spread over an RV OEM sales base that decreased by $96.0 million.
•The Company made significant investments over the past couple of years in manufacturing capacity, in both facilities and personnel. In addition to these investments, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, as well as amortization costs of intangible assets related to those businesses.
•Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to be at elevated levels in the first quarter of 2019 primarily driven by tariffs on steel and aluminum. Material costs are subject to global supply and demand forces and are expected to remain volatile.
•Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor.
Partially offset by:
•Pricing changes of targeted products.
•Increased sales to Adjacent Industries OEMs.
•Investments over the past several years to increase capacity and improve operating efficiencies. Further, the Company has implemented efficiency improvements, including lean manufacturing initiatives, increased use of automation and employee retention initiatives. The Company has reduced direct labor attrition which improves efficiency and reduces other costs associated with workforce turnover.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2019 increased 20 percent, or $10.1 million, compared to the same period of 2018. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2019	2018	Change
Total Aftermarket Segment net sales	$60,392	$50,313	20%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The Company’s net sales to the Aftermarket Segment increased during the first quarter of 2019 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market and acquisitions.

Operating profit of the Aftermarket Segment was $7.3 million in the first quarter of 2019, an increase of $1.5 million compared to the same period of 2018, primarily due to an increase in net sales. Operating profit margin of the Aftermarket Segments was 12.2 percent in the first quarter of 2019, compared to 11.7 percent in the same period of 2018.

Income Taxes
The effective tax rates for the three months ended March 31, 2019 and 2018 were 24.0 percent and 19.4 percent, respectively. The effective tax rate for the three months ended March 31, 2019 differed from the Federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by, the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of Accounting Standards Update 2016-09, and Federal and Indiana research and development credits. The increase in effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 was due primarily to a reduction in the excess tax benefits from $3.3 million to $0.3 million related to the vesting of equity-based compensation awards.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2019	2018
Net cash flows provided by (used in) operating activities	$52,585	$(5,103)
Net cash flows used in investing activities	(24,381)	(164,454)
Net cash flows (used in) provided by financing activities	(28,564)	148,501
Net decrease in cash and cash equivalents	$(611)	$(21,056)

Cash Flows from Operations
Net cash flows provided by operating activities were $52.6 million in the first three months of 2019, compared to $5.1 million used in the first three months of 2018. Net assets and liabilities in the first three months of 2019 generated $67.6 million more cash than the same period in the prior year. This was partially offset by a $9.9 million decrease in net income, adjusted for non-cash items. Reduced inventory levels were the primary source of cash in net assets as the Company worked through elevated year-end inventory levels.
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
Depreciation and amortization was $18.4 million in the first three months of 2019, and is expected to be approximately $73 million to $78 million for the fiscal year 2019. Non-cash stock-based compensation in the first three months of 2019 was $3.7 million. Non-cash stock-based compensation is expected to be approximately $15 million to $17 million for the fiscal year 2019.

Cash Flows from Investing Activities
Cash flows from investing activities of $24.4 million in the first three months of 2019 were primarily comprised of $24.4 million for capital expenditures. Cash flows from investing activities of $164.5 million in the first three months of 2018 were primarily comprised of $26.0 million for capital expenditures and $138.6 million for the acquisition of businesses.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Capital expenditures in the first three months of 2019 were funded by cash from operations. Capital expenditures and acquisitions in the fiscal year 2019 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.

Cash Flows from Financing Activities
Cash flows from financing activities in the first three months of 2019 were primarily comprised of a payment of quarterly dividends of $0.60 per share of the Company’s common stock, representing an aggregate of $15.0 million, paid to stockholders of record as of March 8, 2019 and net $7.1 million in repayments under the Company’s line of credit. In addition, the Company had $6.3 million of shares tendered for payment of taxes.
Cash flows from financing activities in the first three months of 2018 were primarily comprised of a payment of quarterly dividends of $0.55 per share of the Company’s common stock, representing an aggregate of $13.9 million, paid to stockholders of record as of March 16, 2018. The increase in debt was due to borrowings under the Company’s line of credit. In addition, the Company had $14.1 million of shares tendered for payment of taxes
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $7.4 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2019. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Credit Facilities
See Note 7 in the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.
The Company believes the availability under the line of credit and Shelf-Loan Facility (as defined in Note 7 in the Notes to Condensed Consolidated Financial Statements) is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

CORPORATE GOVERNANCE

The Company is in compliance with the corporate governance requirements of the SEC and the New York Stock Exchange. The Company’s governance documents and committee charters and key practices have been posted to the “Investors” section of the Company’s website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. The Company has also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on the Company’s website (www.lci1.com).

CONTINGENCIES

Information required by this item is included in Note 9 of the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Quarterly Report on Form 10-Q.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first three months of 2019 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. The Company bases its estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” with respect to the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company’s common stock, the impact of legal proceedings, and other matters. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in the Company’s subsequent filings with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of March 31, 2019), our results of operations would not be materially affected.
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

ITEM 4 – CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its disclosure controls and procedures to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.
As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
b.Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, the Company implemented controls to support the adoption ASU 2016-02, Leases (Topic 842). There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company began implementation of a new enterprise resource planning (“ERP”) system in late 2013. To date, 27 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2019, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to the Company’s stock repurchase program during the three months ended March 31, 2019. At March 31, 2019, the Company has $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2019 for further information on the program.

ITEM 6 – EXHIBITS

a) Exhibits as required by item 601 of Regulation S-K:

1	3.1
LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).

2	3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
3	10.1	LCI Industries 2019 Annual Incentive Program (filed herewith).
4	10.2	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (filed herewith).
5	10.3	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (filed herewith).
6	10.4
Form of 2019 Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on March 12, 2019).

7	10.5
Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on March 12, 2019).

8	10.6	Form of Extension Agreement with certain executive officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on March 12, 2019).
9	10.7
Form of Series B Note of Lippert Components, Inc. issued pursuant to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on April 2, 2019).

10	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.
11	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.
12	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.
13	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.
14	101	Interactive Data Files.

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
May 7, 2019