Form 10-Q/A
period 2019-03-31
LCI INDUSTRIES
filed 2019-06-21
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of LCI Industries for the period ended March 31, 2019 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 7, 2019.

The Amendment is being filed solely to correct Exhibit 31.1 and Exhibit 32.2 to revise paragraph one of each such exhibit to refer to the appropriate periodic report “quarterly report on Form 10-Q/A.”

Other than the correction to the exhibits referenced above, the updating of signature dates, and changes to reference this filing as an amendment, no other changes have been made to the Original Filing. The Amendment speaks as of the filing date of the Original Filing, does not reflect events that have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way disclosures made in the Original Filing.

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
June 21, 2019