Form 10-Q
period 2019-06-30
LCI INDUSTRIES
filed 2019-08-06
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 31, 2019) was 25,026,086 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands, except per share amounts)

Net sales	$629,068	$684,455	$1,221,240	$1,334,947
Cost of sales	480,415	533,999	939,993	1,043,758
Gross profit	148,653	150,456	281,247	291,189
Selling, general and administrative expenses	82,996	86,368	167,835	167,281
Operating profit	65,657	64,088	113,412	123,908
Interest expense, net	2,099	1,660	4,606	2,761
Income before income taxes	63,558	62,428	108,806	121,147
Provision for income taxes	16,031	15,204	26,913	26,587
Net income	$47,527	$47,224	$81,893	$94,560

Net income per common share:
Basic	$1.90	$1.87	$3.28	$3.75
Diluted	$1.89	$1.86	$3.28	$3.70

Weighted average common shares outstanding:
Basic	25,024	25,233	24,963	25,195
Diluted	25,091	25,454	25,005	25,527

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In thousands)

Net income	$47,527	$47,224	$81,893	$94,560
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(1,495)	(1,899)	(2,669)	(789)
Unrealized loss on fair value of derivative instruments	(1,888)	—	(2,042)	—
Total comprehensive income	$44,144	$45,325	$77,182	$93,771

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$15,128	$14,928
Restricted cash	45,532	—
Accounts receivable, net of allowances of $2,512 and $1,895 at June 30, 2019 and December 31, 2018, respectively	143,111	121,812
Inventories, net	301,159	340,615
Prepaid expenses and other current assets	33,168	49,296
Total current assets	538,098	526,651
Fixed assets, net	339,613	322,876
Goodwill	182,224	180,168
Other intangible assets, net	165,170	176,342
Operating lease right-of-use assets	62,898	—
Deferred taxes	9,219	10,948
Other assets	32,997	26,908
Total assets	$1,330,219	$1,243,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$89,323	$78,354
Current portion of operating lease obligations	14,141	—
Accrued expenses and other current liabilities	116,928	99,228
Total current liabilities	220,392	177,582
Long-term indebtedness	245,310	293,528
Operating lease obligations	51,408	—
Other long-term liabilities	60,233	66,528
Total liabilities	577,343	537,638

Stockholders’ equity
Common stock, par value $.01 per share	281	280
Paid-in capital	204,572	203,246
Retained earnings	613,501	563,496
Accumulated other comprehensive loss	(7,316)	(2,605)
Stockholders’ equity before treasury stock	811,038	764,417
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	752,876	706,255
Total liabilities and stockholders’ equity	$1,330,219	$1,243,893

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
(In thousands)
Cash flows from operating activities:
Net income	$81,893	$94,560
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	37,115	32,476
Stock-based compensation expense	7,848	9,762
Other non-cash items	705	(927)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(22,345)	(52,236)
Inventories, net	39,944	(14,556)
Prepaid expenses and other assets	11,444	(5,743)
Accounts payable, trade	11,567	5,412
Accrued expenses and other liabilities	11,944	10,181
Net cash flows provided by operating activities	180,115	78,929
Cash flows from investing activities:
Capital expenditures	(35,786)	(54,539)
Acquisitions of businesses, net of cash acquired	(8,530)	(153,415)
Proceeds from note receivable	—	2,000
Other investing activities	251	(1,016)
Net cash flows used in investing activities	(44,065)	(206,970)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(7,144)	(14,114)
Proceeds from revolving credit facility borrowings	305,288	631,148
Repayments under revolving credit facility borrowings	(354,981)	(469,148)
Proceeds from other borrowings	—	4,509
Payment of dividends	(31,266)	(28,985)
Payment of contingent consideration related to acquisitions	(4)	(3,011)
Other financing activities	(393)	(556)
Net cash flows (used in) provided by financing activities	(88,500)	119,843
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,818)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,732	(8,198)
Cash, cash equivalents, and restricted cash at beginning of period	14,928	26,049
Cash, cash equivalents, and restricted cash at end of period	$60,660	$17,851

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,948	$2,582
Cash paid during the period for income taxes, net of refunds	$13,890	$24,907
Purchase of property and equipment in accrued expenses	$298	$664

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2018	$280	$203,246	$563,496	$(2,605)	$(58,162)	$706,255
Net income	—	—	34,366	—	—	34,366
Issuance of 137,040 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,349)	—	—	—	(6,348)
Stock-based compensation expense	—	3,733	—	—	—	3,733
Other comprehensive loss	—	—	—	(1,328)	—	(1,328)
Cash dividends ($0.60 per share)	—	—	(14,999)	—	—	(14,999)
Dividend equivalents on stock-based awards	—	304	(304)	—	—	—
Balance - March 31, 2019	281	200,934	582,559	(3,933)	(58,162)	721,679
Net income	—	—	47,527	—	—	47,527
Issuance of 27,965 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(795)	—	—	—	(795)
Stock-based compensation expense	—	4,115	—	—	—	4,115
Other comprehensive loss	—	—	—	(3,383)	—	(3,383)
Cash dividends ($0.65 per share)	—	—	(16,267)	—	—	(16,267)
Dividend equivalents on stock-based awards	—	318	(318)	—	—	—
Balance - June 30, 2019	$281	$204,572	$613,501	$(7,316)	$(58,162)	$752,876

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2017	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745
Net income	—	—	47,336	—	—	47,336
Issuance of 223,768 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(14,087)	—	—	—	(14,085)
Stock-based compensation expense	—	5,543	—	—	—	5,543
Other comprehensive income	—	—	—	1,110	—	1,110
Cash dividends ($0.55 per share)	—	—	(13,858)	—	—	(13,858)
Dividend equivalents on stock-based awards	—	319	(319)	—	—	—
Balance - March 31, 2018	279	195,765	508,665	3,549	(29,467)	678,791
Net income	—	—	47,224	—	—	47,224
Issuance of 2,419 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(29)	—	—	—	(29)
Stock-based compensation expense	—	4,219	—	—	—	4,219
Other comprehensive loss	—	—	—	(1,899)	—	(1,899)
Cash dividends ($0.60 per share)	—	—	(15,127)	—	—	(15,127)
Dividend equivalents on stock-based awards	—	351	(351)	—	—	—
Balance - June 30, 2018	$279	$200,306	$540,411	$1,650	$(29,467)	$713,179

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and industrial product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors and service centers. At June 30, 2019, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom.

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

Restricted Cash

Restricted cash represents the Company's funds held in an escrow account designated for the acquisition of Lewmar Marine Limited (see Note 3). The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the Condensed Consolidated Balance Sheets that aggregates to the amounts presented in the Condensed Consolidated Statements of Cash Flows.

	June 30,
(In thousands)	2019	2018
Cash and cash equivalents	$15,128	$17,851
Restricted cash	45,532	—
Cash, cash equivalents, and restricted cash at end of period	$60,660	$17,851

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 on January 1, 2019, using the cumulative-effect adjustment transition method, which applies the new standard at the effective date without adjusting the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the carryforward of historical lease classification, the assessment of whether a contract is or contains a lease, and initial direct costs for any leases that existed prior to adoption of the new standard. The Company also elected to keep leases with an initial term of 12 months or less off its Condensed Consolidated Balance Sheet and recognize the associated lease payments in its Condensed Consolidated Statements of Income on a straight-line basis over the lease term.

The adoption of Topic 842 resulted in the recognition of right-of-use assets of $66.4 million and operating lease obligations of $69.0 million at January 1, 2019. The adoption did not result in a cumulative effect adjustment to beginning

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
retained earnings and is not expected to materially impact the Company’s Consolidated Statements of Income or Cash Flows. See Note 8 of the Notes to Condensed Consolidated Financial Statements for expanded disclosures required under Topic 842.

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

Lewmar Marine Limited

In August 2019, the Company acquired 100 percent of the equity interests of Lewmar Marine Limited, a supplier of leisure marine equipment, headquartered in Havant, United Kingdom. The purchase price was $43.5 million and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business will be included primarily in the Company’s OEM Segment. The Company is in the process of determining the fair value of the opening balance sheet, and will disclose the allocation of the purchase price in its Quarterly Report on Form 10-Q for the third quarter 2019.

Acquisitions Completed During the Six Months Ended June 30, 2019

Lavet S.r.l.

In June 2019, the Company acquired 100 percent of the equity interests of Lavet S.r.l. (“Lavet”), a manufacturer of window blind systems for European leisure vehicles, headquartered in Siena, Italy. The purchase price was $2.0 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

Based on the timing of the transaction, the accounting for the Lavet business combination is incomplete. The estimated fair value of assets acquired and liabilities assumed will be allocated accordingly during the measurement period which will not exceed 12 months from the acquisition date. As the acquisition of Lavet is not considered to have a material impact on the Company’s financial statements, proforma results of operations, and other disclosures are not presented.

Femto Engineering S.r.l.

In June 2019, the Company acquired 100 percent of the equity interests of Femto Engineering S.r.l. and related entities (collectively, “Femto”), an engineering company with focus on designing and manufacturing of plastic moldings, headquartered in San Casciano, Italy. The purchase price was $6.5 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

Based on the timing of the transaction, the accounting for the Femto business combination is incomplete. The purchase price was preliminarily recorded in goodwill with allocations to the acquired real estate and assumed debt on the real estate at June 30, 2019. The estimated fair value of other assets acquired and liabilities assumed will be allocated accordingly during the measurement period which will not exceed 12 months from the acquisition date. As the acquisition of Femto is not considered to have a material impact on the Company’s financial statements, proforma results of operations, and other disclosures are not presented.

Acquisitions Completed During the Year Ended December 31, 2018

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ST.LA. S.r.l.

In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.r.l., a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.6 million, net of cash acquired, paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded as of the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$14,845

Customer relationships and other identifiable intangible assets	$6,354
Net tangible assets	4,099
Total fair value of net assets acquired	$10,453

Goodwill (not tax deductible)	$4,392

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2018	$160,257	$19,911	$180,168
Acquisitions – 2019	4,791	—	4,791
Other	(2,635)	(100)	(2,735)
Net balance – June 30, 2019	$162,413	$19,811	$182,224

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$191,709	$61,022	$130,687	6	to	16
Patents	57,975	42,022	15,953	3	to	19
Trade names (finite life)	10,310	6,106	4,204	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,428	4,541	1,887	3	to	6
Other	309	157	152	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$279,018	$113,848	$165,170

Other intangible assets consisted of the following at December 31, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$191,919	$54,889	$137,030	6	to	16
Patents	58,787	40,079	18,708	3	to	19
Trade names (finite life)	10,885	5,507	5,378	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,919	4,148	2,771	3	to	6
Other	309	141	168	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$281,106	$104,764	$176,342

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor and overhead. Inventories consisted of the following at:

	June 30,	December 31,
(In thousands)	2019	2018
Raw materials	$246,504	$284,467
Work in process	11,529	12,291
Finished goods	43,126	43,857
Inventories, net	$301,159	$340,615

5. FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
(In thousands)	2019	2018
Fixed assets, at cost	$599,781	$559,234
Less accumulated depreciation and amortization	260,168	236,358
Fixed assets, net	$339,613	$322,876

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
(In thousands)	2019	2018
Employee compensation and benefits	$36,214	$33,835
Current portion of accrued warranty	36,760	32,180
Other	43,954	33,213
Accrued expenses and other current liabilities	$116,928	$99,228

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the six months ended June 30, 2019:

(In thousands)
Balance at beginning of period	$46,530
Provision for warranty expense	19,958
Warranty costs paid	(14,588)
Balance at end of period	51,900
Less long-term portion	15,140
Current portion of accrued warranty at end of period	$36,760

7. LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	June 30,	December 31,
(In thousands)	2019	2018
Revolving Credit Facility	$190,600	$240,060
Shelf-Loan Facility	50,000	50,000
Other	5,651	4,425
Unamortized deferred financing fees	(328)	(361)
	245,923	294,124
Less current portion	(613)	(596)
Long-term indebtedness	$245,310	$293,528

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023.

The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling and euros ($45.6 million, or €40.0 million drawn at June 30, 2019). The maximum borrowings under the credit facility may be further increased by $300.0 million in additional revolving loans or incremental term loans, subject to the consent of the lenders providing such incremental facilities and certain other conditions. Interest on borrowings under the revolving credit facility is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at June 30, 2019) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (0.875 percent at June 30, 2019) depending on the Company’s total net leverage ratio. At

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019, the Company had $2.5 million in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $406.9 million at June 30, 2019.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2019. The net proceeds of the Series B Notes were used to repay the Series A Notes. At June 30, 2019, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain minimum debt service coverage ratio and must meet certain other financial requirements. At June 30, 2019, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness on a trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at June 30, 2019. The remaining availability under these facilities was $556.9 million at June 30, 2019. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

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

Certain of the Company’s lease arrangements contain lease components (such as minimum rent payments) and non-lease components (such as common-area or other maintenance costs and taxes). The Company generally accounts for each component separately based on the estimated standalone price of each component. Some of the Company’s lease arrangements include rental payments that are adjusted periodically for an index rate. These leases are initially measured using the projected payments in effect at the inception of the lease. Certain of the Company’s leased semi-tractors, trailers and forklifts include variable costs for usage or mileage. Such variable costs are expensed as incurred and included in the variable lease cost item noted in the table below. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. The components of lease cost for the periods ended June 30, 2019 were as follows:

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,873	$10,782
Short-term lease cost	676	1,474
Variable lease cost	424	830
Total lease cost	$6,973	$13,086

Future minimum lease payments under operating leases as of June 30, 2019 were as follows:

(in thousands)
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$9,388
2020	15,729
2021	13,032
2022	9,465
2023	6,748
Thereafter	25,491
Total future minimum lease payments (a)	79,853
Less: Interest	(14,304)
Present value of operating lease liabilities	$65,549

(a) Refer to the Company’s Annual Report on Form 10-K for disclosure of future minimum lease payments at December 31, 2018 under ASC Topic 840, the accounting standard applicable to leases prior to the adoption of Topic 842.

At June 30, 2019, the Company’s operating leases had a weighted-average remaining lease term of 6.7 years and a weighted-average discount rate of 5.7 percent.

Cash Flows

The initial right-of-use assets of $66.4 million were recognized as non-cash asset additions upon adoption of Topic 842. Additional right-of use assets of $4.3 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the six months ended June 30, 2019. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $10.6 million for the six months ended June 30, 2019.

Finance Leases

The Company has various leases classified as finance leases, which are included in fixed assets, net and long-term indebtedness on the Condensed Consolidated Balance Sheets. These leases are not material to the Condensed Consolidated Financial Statements as of June 30, 2019.

Lessor

The Company has various lease arrangements to lease office space and other real estate under which the Company is the lessor. These leases are classified as operating leases and income associated with these leases is not material.

9. COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consideration at June 30, 2019, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 11.7 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30, 2019:

(In thousands)
Balance at beginning of period	$7,302
Payments	(4)
Accretion (a)	409
Net foreign currency translation adjustment	15
Balance at end of the period (b)	7,722
Less current portion in accrued expenses and other current liabilities	(5,624)
Total long-term portion in other long-term liabilities	$2,098
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of June 30, 2019 were $9.1 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2019, would not be material to the Company’s financial position or annual results of operations.

10. STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	June 30,	December 31,
(In thousands)	2019	2018
Common stock authorized	75,000	75,000
Common stock issued	28,113	27,948
Treasury stock	3,087	3,087

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Weighted average shares outstanding for basic earnings per share	25,024	25,233	24,963	25,195
Common stock equivalents pertaining to stock-based awards	67	221	42	332
Weighted average shares outstanding for diluted earnings per share	25,091	25,454	25,005	25,527

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	122	464	122	463

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2019 and December 31, 2018:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Third Quarter 2018	0.60	08/31/18	09/14/18	15,129
Fourth Quarter 2018	0.60	11/26/18	12/07/18	15,156
Total 2018	$2.35			$59,270

First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Total 2019	$1.25			$31,266

Deferred and Restricted Stock Units

The LCI Industries 2018 Omnibus Incentive Plan (“the 2018 Plan”) provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units (“DSUs”), and those with time-based vesting provisions, such as restricted stock units (“RSUs”), to directors, employees and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

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

Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (“the 2011 Plan”) or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2018	264,406	$83.84
Issued	3,436	82.84
Granted	248,043	80.89
Dividend equivalents	5,642	81.42
Forfeited	(6,175)	91.37
Vested	(148,538)	74.58
Outstanding at June 30, 2019	366,814	$84.45

Stock Awards and Performance Stock Units

The 2011 Plan provides for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Transactions in performance-based stock awards and PSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2018	187,368	$91.39
Granted	48,995	78.11
Dividend equivalents	1,998	81.33
Forfeited	(8,459)	106.10
Vested	(102,434)	77.93
Outstanding at June 30, 2019	127,468	$96.12

11. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at:

	June 30, 2019				December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$7,722	$—	$—	7,722	$7,302	$—	$—	$7,302
Derivative liabilities	2,519	—	2,519	—	1,108	—	1,108	—

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

At June 30, 2019, the Company had six commodity swap derivative instruments for a total of 38.8 million pounds of steel used to hedge its commodity price risk on a portion of the exposure to movements associated with steel costs at an average steel price of $0.37 per pound. These derivatives expire at various dates through April 2020. At December 31, 2018, the Company had five commodity swap derivative instruments for a total of 34.4 million pounds of steel at an average steel price of $0.39 per pound. These derivatives are designated and qualify as cash flow hedges of commodity price risk; therefore, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period during which the hedged transactions affects earnings within the same income statement line item as the earnings effect

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of the hedged transaction. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of the reporting period. At June 30, 2019, the $2.5 million corresponding liability was recorded in accrued expenses and other current liabilities as reflected in the Condensed Consolidated Balance Sheets. At December 31, 2018, the $1.1 million corresponding liability was recorded in accrued expenses and other current liabilities ($0.9 million) and other long-term liabilities ($0.2 million) as reflected in the Consolidated Balance Sheets.

12. SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 89 percent and 91 percent of consolidated net sales for the six months ended June 30, 2019 and 2018, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 61 percent of the Company’s OEM Segment net sales for the six months ended June 30, 2019 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 11 percent and nine percent of consolidated net sales for the six months ended June 30, 2019 and 2018, respectively, supplies engineered components to the related aftermarket channels of the recreation and industrial product markets, primarily to retail dealers, wholesale distributors and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$340,025	$3,026	$343,051	$397,511	$1,953	$399,464
Motorhomes	28,943	12,414	41,357	37,553	11,518	49,071
Adjacent Industries OEMs	155,754	13,206	168,960	158,880	9,503	168,383
Total OEM Segment net sales	524,722	28,646	553,368	593,944	22,974	616,918
Aftermarket Segment:
Total Aftermarket Segment net sales	72,870	2,830	75,700	64,429	3,108	67,537
Total net sales	$597,592	$31,476	$629,068	$658,373	$26,082	$684,455

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$653,392	$6,530	$659,922	$801,253	$3,168	$804,421
Motorhomes	60,864	25,493	86,357	80,959	21,027	101,986
Adjacent Industries OEMs	312,490	26,379	338,869	292,288	18,402	310,690
Total OEM Segment net sales	1,026,746	58,402	1,085,148	1,174,500	42,597	1,217,097
Aftermarket Segment:
Total Aftermarket Segment net sales	129,402	6,690	136,092	111,775	6,075	117,850
Total net sales	$1,156,148	$65,092	$1,221,240	$1,286,275	$48,672	$1,334,947

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Operating profit:
OEM Segment	$52,679	$53,591	$93,087	$107,531
Aftermarket Segment	12,978	10,497	20,325	16,377
Total operating profit	$65,657	$64,088	$113,412	$123,908

The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
OEM Segment:
Chassis, chassis parts and slide-out mechanisms	$213,209	$247,811	$417,592	$500,514
Windows and doors	156,064	169,372	307,983	318,892
Furniture and mattresses	93,562	105,278	184,919	210,796
Axles and suspension solutions	33,957	33,148	66,192	66,753
Other	56,576	61,309	108,462	120,142
Total OEM Segment net sales	553,368	616,918	1,085,148	1,217,097
Total Aftermarket Segment net sales	75,700	67,537	136,092	117,850
Total net sales	$629,068	$684,455	$1,221,240	$1,334,947

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

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At June 30, 2019, the Company operated over 65 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy and the United Kingdom. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the Company’s segments.

The Company’s OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 61 percent of the Company’s OEM Segment net sales for the twelve months ended June 30, 2019 were of components for travel trailer and fifth-wheel RVs, including:

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
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the summer selling

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Despite a recent disruption in wholesale shipments as dealers normalize their inventory levels, the Company expects the inventory normalization to be in the final stages of correction and return to the normal wholesale cycle in late 2019.
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, decreased 20 percent to 185,700 units in the first six months of 2019, as compared to the same period of 2018. The decrease was a result of an estimated 20,600 units, or nine percent, decrease in retail sales in the first six months of 2019, as compared to the same period of 2018, and a normalization of retail inventories as evidenced by RV dealers decreasing inventory levels by an estimated 24,600 units for the first six months of 2019, compared to an increase in inventory levels of 1,500 units in the same period of 2018. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2019	101,000	(13)%	133,300	(11)%	(32,300)
Quarter ended March 31, 2019	84,700	(28)%	77,000	(6)%	7,700
Quarter ended December 31, 2018	90,300	(17)%	66,800	(2)%	23,500
Quarter ended September 30, 2018	92,300	(11)%	123,600	2%	(31,300)
Twelve months ended June 30, 2019	368,300	(17)%	400,700	(5)%	(32,400)

Quarter ended June 30, 2018	115,500	—%	149,300	7%	(33,800)
Quarter ended March 31, 2018	116,900	15%	81,600	12%	35,300
Quarter ended December 31, 2017	108,200	20%	68,100	17%	40,100
Quarter ended September 30, 2017	103,900	26%	120,600	11%	(16,700)
Twelve months ended June 30, 2018	444,500	14%	419,600	11%	24,900

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2019 decreased 18 percent to 25,500 units compared to the same period of 2018. Additionally, retail demand for motorhome RVs decreased 14 percent in the first six months of 2019, following a two percent decrease in retail demand in full year 2018.
The RVIA has projected a modest decrease in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2019. Several RV OEMs, however, are introducing new product lines and additional features. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which was above historical averages in 2018. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in the first half of 2019.
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
•Traditional power boats. Statistical Surveys also reported approximately 210,500 and 203,200 traditional power boats were sold in 2018 and 2017, respectively. Traditional power boats include bass, deck, jet, pontoon, ski-wake, and other boats. Included in this total, Statistical Surveys reported approximately 55,900 and 52,400 pontoon boats were sold in 2018 and 2017, respectively.
•School buses. According to School Bus Fleet, there were approximately 44,400 school buses sold in each of 2018 and 2017.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 96,600 and 92,900 manufactured home wholesale shipments in 2018 and 2017, respectively.

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. The Company has teams dedicated to product technical and installation training as well as marketing support for its Aftermarket Segment customers. The Company also supports three call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill the insurance claims industry. It also has expanded into biminis, covers, buoys, and fenders to the marine industry. Many of the optional upgrades and non-critical replacements are purchased outside the normal product selling seasons, thereby causing Aftermarket Segment sales to be counter-seasonal.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the second quarter of 2019 were $629.1 million, eight percent lower than consolidated net sales for the same period of 2018 of $684.5 million. Acquisitions completed by the Company over the twelve months ended June 30, 2019, added $8.6 million in net sales in the second quarter of 2019. The Company organically increased sales to the Aftermarket Segment and international markets.
•Net income for the second quarter of 2019 was $47.5 million, or $1.89 per diluted share, compared to net income of $47.2 million, or $1.86 per diluted share, for the same period of 2018.
•Consolidated operating profit during the second quarter of 2019 was $65.7 million compared to $64.1 million in the same period of 2018. Operating profit margin was 10.4 percent in the second quarter of 2019 compared to nine percent in the same period of 2018, primarily due to pricing changes of targeted products and operational efficiencies.
•The cost of aluminum and steel used in certain of the Company’s manufactured components continued to be elevated in the second quarter of 2019 compared to the same period for 2018, primarily driven by tariffs on these commodities. Raw material costs continue to fluctuate and are expected to remain volatile. Prices have decreased from recent highs and are expected to favorably impact margins while being offset, in part, by contractual reductions in customer selling prices that are indexed to select commodities.
•The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize manufacturing capacity. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.
•The effective tax rate for the six months ended June 30, 2019 was higher than the comparable prior year period, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting of equity-based compensation awards and an increase in state income taxes, as discussed below under “Income Taxes.”
•In March and June 2019, the Company paid a quarterly dividend of $0.60 and $0.65 per share, aggregating to $15.0 million and $16.3 million, respectively.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2019 decreased 10 percent, or $63.6 million, compared to the same period of 2018. Net sales of components to OEMs were to the following markets for the three months ended June 30:

(In thousands)	2019	2018	Change
RV OEMs:
Travel trailers and fifth-wheels	$343,051	$399,464	(14)%
Motorhomes	41,357	49,071	(16)%
Adjacent Industries OEMs	168,960	168,383	—%
Total OEM Segment net sales	$553,368	$616,918	(10)%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2019	2018	Change
Travel trailer and fifth-wheel RVs	101,000	115,500	(13)%
Motorhomes	12,800	15,600	(18)%

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Company’s net sales of components to domestic RV OEMs for the different types of RVs produced for the twelve months ended June 30, divided by the industry-wide wholesale shipments of the different product mix of RVs for the same period, was:

Content per:	2019	2018	Change
Travel trailer and fifth-wheel RV	$3,486	$3,412	2%
Motorhome	$2,468	$2,438	1%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the second quarter of 2019 related to declines in industry-wide wholesale unit shipments. The net sales decrease was partially offset by content gains during the second quarter of 2019.

Operating profit of the OEM Segment was $52.7 million in the second quarter of 2019, a decrease of $0.9 million compared to the same period of 2018. While the operating profit of the OEM Segment decreased, the operating profit margin improved in the second quarter of 2019 compared to the same period of 2018. The operating profit margin of the OEM Segment in the second quarter of 2019 was positively impacted by:
•Pricing changes of targeted products, resulting in an increase of $11.8 million in net sales of these products in the second quarter of 2019 compared to the same period of 2018.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives, increased use of automation and employee retention initiatives, which reduced direct labor costs by $5.3 million in second quarter of 2019 compared to the same period of 2018.
•Reductions in insurance related costs of $5.3 million in the second quarter of 2019.

Partially offset by:
•Fixed costs being spread over an OEM Segment sales base that decreased by $63.6 million.
•Higher material costs for certain raw materials and product mix had a negative impact on material margins by $4.4 million in the second quarter of 2019. Material costs are subject to global supply and demand forces and are expected to remain volatile.
•Significant investments over the past couple of years in manufacturing capacity to prepare for future sales growth resulting in higher facility costs, including rent, utilities, and depreciation expense that negatively impacted operating profit by $1.6 million in the second quarter of 2019.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2019 decreased 11 percent, or $131.9 million, compared to the first six months of 2018. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2019	2018	Change
RV OEMs:
Travel trailers and fifth-wheels	$659,922	$804,421	(18)%
Motorhomes	86,357	101,986	(15)%
Adjacent Industries OEMs	338,869	310,690	9%
Total OEM Segment net sales	$1,085,148	$1,217,097	(11)%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30, were:

	2019	2018	Change
Travel trailer and fifth-wheel RVs	185,700	232,400	(20)%
Motorhomes	25,500	33,100	(23)%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first six months of 2019 related to declines in industry-wide wholesale unit shipments. The net sales decrease was partially offset by content gains during the first six months of 2019.

The Company’s net sales to Adjacent Industries OEMs increased during the first six months of 2019, primarily due to acquisitions completed in 2019 and 2018 and market share gains. OEM marine net sales were $92 million in the first six months of 2019, an increase of $16 million compared to the same period of 2018. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $93.1 million in the first six months of 2019, a decrease of $14.4 million compared to the same period of 2018. The operating profit margin of the OEM Segment in the first six months of 2019 also decreased compared to the same period of 2018 and was negatively impacted by:
•Fixed costs being spread over an OEM Segment sales base that decreased by $131.9 million.
•Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to be at elevated levels in the first six months of 2019 primarily driven by tariffs on steel and aluminum, which increased material costs by $12.1 million in the first six months of 2019 compared to the same period of 2018. Material costs are subject to global supply and demand forces and are expected to remain volatile.
•Higher production facility costs due to acquired businesses and capacity expansions which negatively impacted operating profit by $7.4 million in the first six months of 2019.
Partially offset by:
•Pricing changes of targeted products, resulting in an increase of $30.7 million in net sales of these products for the first six months of 2019 compared to the same period of 2018.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives, increased use of automation and employee retention initiatives, which reduced direct labor costs by $10.2 million during the first six months of 2019 compared to the first six months of 2018.
•Reductions in insurance related costs of $6.8 million in the first six months of 2019.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2019 increased 12 percent, or $8.2 million, compared to the same period of 2018. Net sales of components in the Aftermarket Segment were as follows for the three months ended June 30:

(In thousands)	2019	2018	Change
Total Aftermarket Segment net sales	$75,700	$67,537	12%

The Company’s net sales to the Aftermarket Segment increased during the second quarter of 2019 primarily due to the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market.

Operating profit of the Aftermarket Segment was $13.0 million in the second quarter of 2019, an increase of $2.5 million compared to the same period of 2018, primarily due to an increase in net sales. Operating profit margin of the Aftermarket Segment was 17.1 percent in the second quarter of 2019, compared to 15.5 percent in the same period of 2018.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2019 increased 15 percent, or $18.2 million, compared to the same period of 2018. Net sales of components in the Aftermarket Segment were as follows for the six months ended June 30:

(In thousands)	2019	2018	Change
Total Aftermarket Segment net sales	$136,092	$117,850	15%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The Company’s net sales to the Aftermarket Segment increased during the first six months of 2019 primarily due to an increase in net sales, acquisitions, and the Company’s focus on building out well qualified, customer-focused teams and infrastructure to service this market.

Operating profit of the Aftermarket Segment was $20.3 million in the first six months of 2019, an increase of $3.9 million compared to the same period of 2018, primarily due to an increase in net sales. Operating profit margin of the Aftermarket Segment was 14.9 percent in the first six months of 2019, compared to 13.9 percent in the same period of 2018.

Income Taxes

The effective tax rates for the six months ended June 30, 2019 and 2018 were 25 percent and 22 percent, respectively. The effective tax rate for the six months ended June 30, 2019 differed from the Federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of Accounting Standards Update (“ASU”) 2016-09, and Federal and Indiana research and development credits. The increase in effective tax rate for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to a reduction in the excess tax benefits related to the vesting of equity-based compensation awards and an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2019	2018
Net cash flows provided by operating activities	$180,115	$78,929
Net cash flows used in investing activities	(44,065)	(206,970)
Net cash flows (used in) provided by financing activities	(88,500)	119,843
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,818)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$45,732	$(8,198)

Cash Flows from Operations

Net cash flows provided by operating activities were $180.1 million in the first six months of 2019, compared to $78.9 million in the first six months of 2018. Net assets and liabilities in the first six months of 2019 generated $109.5 million more cash than the same period in the prior year. This was partially offset by a $8.3 million decrease in net income, adjusted for depreciation and amortization, stock-based compensation expense, and non-cash items. Reduced inventory levels as the Company worked through elevated year-end inventory levels partially offset by a reduction in accounts receivable due to a decrease of net sales in the second quarter of 2019 compared to the same period of 2018, were the primary sources of cash in net assets.
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
Depreciation and amortization was $37.1 million in the first six months of 2019, and is expected to be approximately $70 million to $75 million for the full year 2019. Non-cash stock-based compensation in the first six months of 2019 was $7.8 million. Non-cash stock-based compensation is expected to be approximately $15 million to $17 million for the full year 2019.

Cash Flows from Investing Activities
Cash flows from investing activities of $44.1 million in the first six months of 2019 were primarily comprised of $35.8 million for capital expenditures and $8.5 million for the acquisitions of businesses. Cash flows from investing activities of $207.0 million in the first six months of 2018 were primarily comprised of $153.4 million for the acquisitions of businesses and $54.5 million for capital expenditures.

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
Capital expenditures and acquisitions in the first six months of 2019 were funded by cash from operations. Capital expenditures and acquisitions in the remainder of fiscal year 2019 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.

Cash Flows from Financing Activities
Cash flows from financing activities in the first six months of 2019 were primarily comprised of net $49.7 million in net repayments under the Company’s line of credit and payments of quarterly dividends of $0.60 and $0.65 per share, of the Company’s common stock, representing an aggregate of $15.0 million and $16.3 million, paid to stockholders of record as of March 8, 2019 and June 7, 2019, respectively. In addition, the Company had $7.1 million of shares tendered for payment of taxes.
Cash flows from financing activities in the first six months of 2018 were primarily from net borrowings under the Company’s line of credit to fund acquisitions, partially offset by payments of quarterly dividends of $0.55 and $0.60 per share, of the Company’s common stock, representing an aggregate of $13.9 million and $15.1 million, paid to stockholders of record as of March 16, 2018 and June 4, 2018, respectively. In addition, the Company had $14.1 million of shares tendered for payment of taxes and payment of $3.0 million in contingent consideration related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $7.7 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2019. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Credit Facilities
See Note 7 in the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.
The Company believes its cash flows from operations and the availability under the line of credit and Shelf-Loan Facility (as defined in Note 7 in the Notes to Condensed Consolidated Financial Statements) is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first six months of 2019 related to inflation.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in the Company’s subsequent filings with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of June 30, 2019), our results of operations would not be materially affected.
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
As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
b.Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2019, the Company implemented controls to support the adoption ASU 2016-02, Leases (Topic 842). There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2019, would not be material to the Company’s financial position or annual results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to the Company’s stock repurchase program during the six months ended June 30, 2019. At June 30, 2019, the Company has $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2019 for further information on the program.

ITEM 6 – EXHIBITS

a) Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
3	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.
4	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.
5	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.
6	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.
7	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

8	104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
August 6, 2019