Form 10-Q
period 2019-09-30
LCI INDUSTRIES
filed 2019-11-05
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 31, 2019) was 25,027,515 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands, except per share amounts)

Net sales	$586,221	$604,244	$1,807,461	$1,939,191
Cost of sales	450,748	478,343	1,390,741	1,522,101
Gross profit	135,473	125,901	416,720	417,090
Selling, general and administrative expenses	86,320	80,548	254,155	247,829
Operating profit	49,153	45,353	162,565	169,261
Interest expense, net	1,900	1,720	6,506	4,481
Income before income taxes	47,253	43,633	156,059	164,780
Provision for income taxes	11,444	9,821	38,357	36,408
Net income	$35,809	$33,812	$117,702	$128,372

Net income per common share:
Basic	$1.43	$1.34	$4.71	$5.09
Diluted	$1.42	$1.33	$4.70	$5.03

Weighted average common shares outstanding:
Basic	25,031	25,235	24,984	25,208
Diluted	25,156	25,504	25,053	25,509

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands)

Net income	$35,809	$33,812	$117,702	$128,372
Other comprehensive income (loss):
Net foreign currency translation adjustment	819	(306)	(1,850)	(1,095)
Unrealized loss on fair value of derivative instruments	(19)	—	(2,061)	—
Total comprehensive income	$36,609	$33,506	$113,791	$127,277

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$24,168	$14,928
Restricted cash	3,309	—
Accounts receivable, net of allowances of $2,559 and $1,895 at September 30, 2019 and December 31, 2018, respectively	185,821	121,812
Inventories, net	334,462	340,615
Prepaid expenses and other current assets	32,836	49,296
Total current assets	580,596	526,651
Fixed assets, net	343,883	322,876
Goodwill	203,505	180,168
Other intangible assets, net	177,310	176,342
Operating lease right-of-use assets	67,666	—
Deferred taxes	8,654	10,948
Other assets	33,199	26,908
Total assets	$1,414,813	$1,243,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$99,899	$78,354
Current portion of operating lease obligations	15,226	—
Accrued expenses and other current liabilities	140,947	99,228
Total current liabilities	256,072	177,582
Long-term indebtedness	261,631	293,528
Operating lease obligations	55,307	—
Other long-term liabilities	64,422	66,528
Total liabilities	637,432	537,638

Stockholders’ equity
Common stock, par value $.01 per share	281	280
Paid-in capital	209,053	203,246
Retained earnings	632,725	563,496
Accumulated other comprehensive loss	(6,516)	(2,605)
Stockholders’ equity before treasury stock	835,543	764,417
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	777,381	706,255
Total liabilities and stockholders’ equity	$1,414,813	$1,243,893

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
(In thousands)
Cash flows from operating activities:
Net income	$117,702	$128,372
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	55,882	49,739
Stock-based compensation expense	12,061	13,852
Other non-cash items	837	(959)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(42,367)	(51,733)
Inventories, net	24,410	(16,475)
Prepaid expenses and other assets	15,119	(9,506)
Accounts payable, trade	8,437	(12,930)
Accrued expenses and other liabilities	17,461	7,232
Net cash flows provided by operating activities	209,542	107,592
Cash flows from investing activities:
Capital expenditures	(47,767)	(92,522)
Acquisitions of businesses, net of cash acquired	(53,923)	(156,701)
Proceeds from note receivable	—	2,000
Other investing activities	364	(875)
Net cash flows used in investing activities	(101,326)	(248,098)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(7,194)	(14,114)
Proceeds from revolving credit facility borrowings	404,228	928,601
Repayments under revolving credit facility borrowings	(443,921)	(738,601)
Proceeds from other borrowings	—	4,509
Payment of dividends	(47,533)	(44,114)
Payment of contingent consideration related to acquisitions	(4)	(3,018)
Other financing activities	(401)	(556)
Net cash flows (used in) provided by financing activities	(94,825)	132,707
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(842)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,549	(7,799)
Cash, cash equivalents, and restricted cash at beginning of period	14,928	26,049
Cash, cash equivalents, and restricted cash at end of period	$27,477	$18,250

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,156	$4,244
Cash paid during the period for income taxes, net of refunds	$28,416	$33,844
Purchase of property and equipment in accrued expenses	$588	$467

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2018	$280	$203,246	$563,496	$(2,605)	$(58,162)	$706,255
Net income	—	—	34,366	—	—	34,366
Issuance of 137,040 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,349)	—	—	—	(6,348)
Stock-based compensation expense	—	3,733	—	—	—	3,733
Other comprehensive loss	—	—	—	(1,328)	—	(1,328)
Cash dividends ($0.60 per share)	—	—	(14,999)	—	—	(14,999)
Dividend equivalents on stock-based awards	—	304	(304)	—	—	—
Balance - March 31, 2019	281	200,934	582,559	(3,933)	(58,162)	721,679
Net income	—	—	47,527	—	—	47,527
Issuance of 27,965 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(795)	—	—	—	(795)
Stock-based compensation expense	—	4,115	—	—	—	4,115
Other comprehensive loss	—	—	—	(3,383)	—	(3,383)
Cash dividends ($0.65 per share)	—	—	(16,267)	—	—	(16,267)
Dividend equivalents on stock-based awards	—	318	(318)	—	—	—
Balance - June 30, 2019	281	204,572	613,501	(7,316)	(58,162)	752,876
Net income	—	—	35,809	—	—	35,809
Issuance of 1,429 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(50)	—	—	—	(50)
Stock-based compensation expense	—	4,213	—	—	—	4,213
Other comprehensive income	—	—	—	800	—	800
Cash dividends ($0.65 per share)	—	—	(16,267)	—	—	(16,267)
Dividend equivalents on stock-based awards	—	318	(318)	—	—	—
Balance - September 30, 2019	$281	$209,053	$632,725	$(6,516)	$(58,162)	$777,381

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2017	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745
Net income	—	—	47,336	—	—	47,336
Issuance of 223,768 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(14,087)	—	—	—	(14,085)
Stock-based compensation expense	—	5,543	—	—	—	5,543
Other comprehensive income	—	—	—	1,110	—	1,110
Cash dividends ($0.55 per share)	—	—	(13,858)	—	—	(13,858)
Dividend equivalents on stock-based awards	—	319	(319)	—	—	—
Balance - March 31, 2018	279	195,765	508,665	3,549	(29,467)	678,791
Net income	—	—	47,224	—	—	47,224
Issuance of 2,419 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(29)	—	—	—	(29)
Stock-based compensation expense	—	4,219	—	—	—	4,219
Other comprehensive loss	—	—	—	(1,899)	—	(1,899)
Cash dividends ($0.60 per share)	—	—	(15,127)	—	—	(15,127)
Dividend equivalents on stock-based awards	—	351	(351)	—	—	—
Balance - June 30, 2018	279	200,306	540,411	1,650	(29,467)	713,179
Net income	—	—	33,812	—	—	33,812
Issuance of 1,959 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	—	—	—	—	—
Stock-based compensation expense	—	4,090	—	—	—	4,090
Other comprehensive loss	—	—	—	(306)	—	(306)
Cash dividends ($0.60 per share)	—	—	(15,129)	—	—	(15,129)
Dividend equivalents on stock-based awards	—	352	(352)	—	—	—
Balance - September 30, 2018	$279	$204,748	$558,742	$1,344	$(29,467)	$735,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At September 30, 2019, the Company operated over 70 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs, and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies, and litigation. The Company bases its estimates on historical experience, other available information, and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

Restricted Cash

Restricted cash represents the Company’s funds held in an escrow account designated for the acquisition of Lewmar Marine Ltd. (see Note 3). The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the Condensed Consolidated Balance Sheets that aggregates to the amounts presented in the Condensed Consolidated Statements of Cash Flows.

	September 30,
(In thousands)	2019	2018
Cash and cash equivalents	$24,168	$18,250
Restricted cash	3,309	—
Cash, cash equivalents, and restricted cash at end of period	$27,477	$18,250

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which amends Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2020 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2020 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

SureShade

In October 2019, the Company acquired substantially all of the business assets (collectively referred to under the business name “SureShade”) of Rodan Enterprises, LLC, a designer and manufacturer of sunshade systems for the outdoor recreation industry in North America and Europe headquartered in Philadelphia, Pennsylvania. The purchase price was $14.0 million, which includes holdback payments of $1.4 million. The results of the acquired business will be included primarily in the Company’s OEM Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet.

Acquisitions Completed During the Nine Months Ended September 30, 2019

Ciesse Holdings S.r.l.

In August 2019, the Company acquired 100 percent of the equity interests of Ciesse Holding S.r.l. and related entities (collectively, “Ciesse”), a supplier of railway interior products and systems, headquartered in Rignano sull’Arno, Italy. The purchase price was $5.4 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

The accounting for the Ciesse business combination is incomplete. The estimated fair value of assets acquired and liabilities assumed is based on a preliminary allocation and will be finalized during the measurement period which will not exceed 12 months from the acquisition date. As the acquisition of Ciesse is not considered to have a material impact on the Company’s financial statements, proforma results of operations, and other disclosures are not presented.

Lewmar Marine Ltd.

In August 2019, the Company acquired 100 percent of the equity interests of Lewmar Marine Ltd. and related entities (collectively, “Lewmar”), a supplier of leisure marine equipment, headquartered in Havant, United Kingdom. The purchase price was $40.5 million, net of cash acquired, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$40,453

Customer relationship and other identifiable intangible assets	$15,000
Net tangible assets	3,348
Total fair value of net assets acquired	$18,348

Goodwill (not tax deductible)	$22,105

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products. As the acquisition of Lewmar is not considered to have a material impact on the Company’s financial statements, proforma results of operations and other disclosures are not presented.

Lavet S.r.l.

In June 2019, the Company acquired 100 percent of the equity interests of Lavet S.r.l. (“Lavet”), a manufacturer of window blind systems for European leisure vehicles, headquartered in Siena, Italy. The purchase price was $2.4 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

The accounting for the Lavet business combination is incomplete. The estimated fair value of assets acquired and liabilities assumed is based on a preliminary allocation and will be finalized during the measurement period which will not exceed 12 months from the acquisition date. As the acquisition of Lavet is not considered to have a material impact on the Company’s financial statements, proforma results of operations, and other disclosures are not presented.

Femto Engineering S.r.l.

In June 2019, the Company acquired 100 percent of the equity interests of Femto Engineering S.r.l. and related entities (collectively, “Femto”), an engineering company with focus on designing and manufacturing of plastic moldings, headquartered in San Casciano, Italy. The purchase price was $5.7 million, net of cash acquired, paid at closing, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date.

The accounting for the Femto business combination is incomplete. The purchase price was preliminarily recorded in goodwill with allocations to the acquired real estate and assumed debt on the real estate at September 30, 2019. The estimated fair value of other assets acquired and liabilities assumed is based on a preliminary allocation and will be finalized during the measurement period which will not exceed 12 months from the acquisition date. As the acquisition of Femto is not considered to have a material impact on the Company’s financial statements, proforma results of operations, and other disclosures are not presented.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ST.LA. S.r.l.

In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.r.l., a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.8 million, net of cash acquired, paid at closing. The results of the acquired business have been included primarily in the Company’s OEM Segment and in the Consolidated Statements of Income since the acquisition date. The acquisition of this business was recorded as of the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$14,845

Customer relationships and other identifiable intangible assets	$6,354
Net tangible assets	4,099
Total fair value of net assets acquired	$10,453

Goodwill (not tax deductible)	$4,392

The customer relationships intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies, and an increase in the markets for the acquired products.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2018	$160,257	$19,911	$180,168
Acquisitions – 2019	18,204	8,842	27,046
Other	(3,609)	(100)	(3,709)
Net balance – September 30, 2019	$174,852	$28,653	$203,505

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$200,497	$64,747	$135,750	6	to	16
Patents	61,546	43,247	18,299	3	to	19
Trade names (finite life)	15,209	6,652	8,557	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,193	4,919	2,274	3	to	6
Other	308	165	143	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$297,040	$119,730	$177,310

Other intangible assets consisted of the following at December 31, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$191,919	$54,889	$137,030	6	to	16
Patents	58,787	40,079	18,708	3	to	19
Trade names (finite life)	10,885	5,507	5,378	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,919	4,148	2,771	3	to	6
Other	309	141	168	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$281,106	$104,764	$176,342

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	September 30,	December 31,
(In thousands)	2019	2018
Raw materials	$270,732	$284,467
Work in process	14,579	12,291
Finished goods	49,151	43,857
Inventories, net	$334,462	$340,615

5. FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,	December 31,
(In thousands)	2019	2018
Fixed assets, at cost	$615,925	$559,234
Less accumulated depreciation and amortization	272,042	236,358
Fixed assets, net	$343,883	$322,876

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
(In thousands)	2019	2018
Employee compensation and benefits	$44,193	$33,835
Current portion of accrued warranty	33,710	32,180
Other	63,044	33,213
Accrued expenses and other current liabilities	$140,947	$99,228

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the nine months ended September 30, 2019:

(In thousands)
Balance at beginning of period	$46,530
Provision for warranty expense	24,861
Warranty costs paid	(21,741)
Balance at end of period	49,650
Less long-term portion	15,940
Current portion of accrued warranty at end of period	$33,710

7. LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	September 30,	December 31,
(In thousands)	2019	2018
Revolving Credit Facility	$198,745	$240,060
Shelf-Loan Facility	50,000	50,000
Other	23,939	4,425
Unamortized deferred financing fees	(298)	(361)
	272,386	294,124
Less current portion	(10,755)	(596)
Long-term indebtedness	$261,631	$293,528

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023.

The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($43.7 million, or €40.0 million drawn at September 30, 2019). The maximum borrowings under the credit facility may be further increased by $300.0 million in additional revolving loans or incremental term loans, subject to the consent of the lenders providing such incremental facilities and certain other conditions. Interest on borrowings under the revolving credit facility is designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent at September 30, 2019) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (0.875 percent at September 30, 2019) depending on the Company’s total net

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
leverage ratio. At September 30, 2019, the Company had $2.5 million in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $398.7 million at September 30, 2019.

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2019. The net proceeds of the Series B Notes were used to repay the Series A Notes. At September 30, 2019, the fair value of the Company’s long-term debt approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2019, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

Availability under the Amended Credit Agreement and the Shelf-Loan Facility is subject to a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness on a trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s borrowing availability at September 30, 2019. The remaining availability under these facilities was $548.7 million at September 30, 2019. The Company believes the availability under the Amended Credit Agreement and Shelf-Loan Facility, along with its cash flows from operations, is adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8. LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The operating leases have remaining terms of up to 12 years and some leases include options to purchase, terminate, or extend for one or more years. The options are included in the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are recognized in lease expense on a straight-line basis over the lease term and not recorded on the Condensed Consolidated Balance Sheet.

The Company uses its incremental borrowing rate based on information available at lease inception in determining the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate based on applicable lease terms and the current economic environment.

Certain of the Company’s lease arrangements contain lease components (such as minimum rent payments) and non-lease components (such as common-area or other maintenance costs and taxes). The Company generally accounts for each component separately based on the estimated standalone price of each component. Some of the Company’s lease arrangements include rental payments that are adjusted periodically for an index rate. These leases are initially measured using the projected payments in effect at the inception of the lease. Certain of the Company’s leased semi-tractors, trailers, and forklifts include variable costs for usage or mileage. Such variable costs are expensed as incurred and included in the variable lease cost item noted in the table below. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. The components of lease cost for the periods ended September 30, 2019 were as follows:

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$5,481	$16,263
Short-term lease cost	522	1,996
Variable lease cost	501	1,331
Total lease cost	$6,504	$19,590

Future minimum lease payments under operating leases as of September 30, 2019 were as follows:

(in thousands)
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$5,401
2020	17,384
2021	14,518
2022	10,824
2023	7,817
Thereafter	28,947
Total future minimum lease payments (a)	84,891
Less: Interest	(14,358)
Present value of operating lease liabilities	$70,533

(a) Refer to the Company’s 2018 Annual Report on Form 10-K for disclosure of future minimum lease payments at December 31, 2018 under ASC Topic 840, the accounting standard applicable to leases prior to the adoption of Topic 842.

At September 30, 2019, the Company’s operating leases had a weighted-average remaining lease term of 6.5 years and a weighted-average discount rate of 5.7 percent.

Cash Flows

The initial right-of-use assets of $66.4 million were recognized as non-cash asset additions upon adoption of Topic 842. Additional right-of use assets of $12.3 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the nine months ended September 30, 2019. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $15.4 million for the nine months ended September 30, 2019.

Finance Leases

The Company has various leases classified as finance leases, which are included in fixed assets, net and long-term indebtedness on the Condensed Consolidated Balance Sheets. These leases were not material to the Condensed Consolidated Financial Statements as of September 30, 2019.

Lessor

The Company has various lease arrangements to lease office space and other real estate under which the Company is the lessor. These leases are classified as operating leases and income associated with these leases is not material.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain performance targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2019, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 11.7 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30, 2019:

(In thousands)
Balance at beginning of period	$7,302
Payments	(4)
Accretion (a)	564
Fair value adjustments (a)	(214)
Net foreign currency translation adjustment	(148)
Balance at end of the period (b)	7,500
Less current portion in accrued expenses and other current liabilities	(5,686)
Total long-term portion in other long-term liabilities	$1,814
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of September 30, 2019 were $9.1 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Distribution and Supply Agreement

In July 2015, the Company entered into a six-year exclusive distribution and supply agreement with Furrion Limited (“Furrion”), a Hong Kong based firm that designs, engineers, and supplies premium electronics. This agreement provided the Company with the rights to distribute Furrion’s complete line of products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, manufactured housing, and school bus industries throughout the United States and Canada.

In August 2019, the Company and Furrion agreed to terminate the agreement effective December 31, 2019, and transition all sale and distribution of Furrion products currently handled by the Company to Furrion. Effective January 1, 2020, Furrion will distribute its products directly to the customer and assume all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion has agreed to purchase from the Company any non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. This transition includes an option for Furrion to lease from the Company a designated warehouse and related equipment after January 1, 2020.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental

The Company’s operations are subject to certain Federal, state, and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2019, would not be material to the Company’s financial position or results of operations.

10. STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	September 30,	December 31,
(In thousands)	2019	2018
Common stock authorized	75,000	75,000
Common stock issued	28,115	27,948
Treasury stock	3,087	3,087

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Weighted average shares outstanding for basic earnings per share	25,031	25,235	24,984	25,208
Common stock equivalents pertaining to stock-based awards	125	269	69	301
Weighted average shares outstanding for diluted earnings per share	25,156	25,504	25,053	25,509

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	123	114	122	106

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2019 and December 31, 2018:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Third Quarter 2018	0.60	08/31/18	09/14/18	15,129
Fourth Quarter 2018	0.60	11/26/18	12/07/18	15,156
Total 2018	$2.35			$59,270

First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Third Quarter 2019	0.65	09/06/19	09/20/19	16,267
Total 2019	$1.90			$47,533

Deferred and Restricted Stock Units

The LCI Industries 2018 Omnibus Incentive Plan (“the 2018 Plan”) provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units (“DSUs”), and those with time-based vesting provisions, such as restricted stock units (“RSUs”), to directors, employees, and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

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

Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (“the 2011 Plan”) or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2018	264,406	$83.84
Issued	4,856	85.48
Granted	248,043	80.89
Dividend equivalents	8,163	85.19
Forfeited	(7,858)	90.83
Vested	(150,538)	74.74
Outstanding at September 30, 2019	367,072	$84.43

Stock Awards and Performance Stock Units

The 2011 Plan provides for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Transactions in performance-based stock awards and PSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2018	187,368	$91.39
Granted	48,995	78.11
Dividend equivalents	2,881	85.10
Forfeited	(8,459)	106.10
Vested	(102,434)	77.93
Outstanding at September 30, 2019	128,351	$96.21

11. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at:

	September 30, 2019				December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$7,500	$—	$—	7,500	$7,302	$—	$—	$7,302
Derivative liabilities	2,450	—	2,450	—	1,108	—	1,108	—

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were estimated at fair value using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next six years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 13 percent per year. For further information on the inputs used in determining the fair value, and a roll forward of the contingent consideration liability, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

At September 30, 2019, the Company had six commodity swap derivative instruments for a total of 25.0 million pounds of steel used to hedge its commodity price risk on a portion of the exposure to movements associated with steel costs at an average steel price of $0.37 per pound. These derivatives expire at various dates through April 2020. At December 31, 2018, the Company had five commodity swap derivative instruments for a total of 34.4 million pounds of steel at an average steel price of $0.39 per pound. These derivatives are designated and qualify as cash flow hedges of commodity price risk; therefore, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period during which the hedged transactions affect earnings within the same income statement line item as the earnings

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effect of the hedged transaction. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of the reporting period. At September 30, 2019, the $2.5 million corresponding liability was recorded in accrued expenses and other current liabilities as reflected in the Condensed Consolidated Balance Sheets. At December 31, 2018, the $1.1 million corresponding liability was recorded in accrued expenses and other current liabilities ($0.9 million) and other long-term liabilities ($0.2 million) as reflected in the Consolidated Balance Sheets.

12. SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 88 percent and 91 percent of consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 61 percent of the Company’s OEM Segment net sales for the nine months ended September 30, 2019 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 12 percent and nine percent of consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

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

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$311,446	$2,610	$314,056	$335,842	$2,988	$338,830
Motorhomes	25,944	8,866	34,810	32,929	10,315	43,244
Adjacent Industries OEMs	143,264	19,420	162,684	147,016	10,888	157,904
Total OEM Segment net sales	480,654	30,896	511,550	515,787	24,191	539,978
Aftermarket Segment:
Total Aftermarket Segment net sales	70,284	4,387	74,671	61,736	2,530	64,266
Total net sales	$550,938	$35,283	$586,221	$577,523	$26,721	$604,244

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$964,838	$9,140	$973,978	$1,137,095	$6,156	$1,143,251
Motorhomes	86,808	34,359	121,167	113,888	31,342	145,230
Adjacent Industries OEMs	455,754	45,799	501,553	439,304	29,290	468,594
Total OEM Segment net sales	1,507,400	89,298	1,596,698	1,690,287	66,788	1,757,075
Aftermarket Segment:
Total Aftermarket Segment net sales	199,686	11,077	210,763	173,511	8,605	182,116
Total net sales	$1,707,086	$100,375	$1,807,461	$1,863,798	$75,393	$1,939,191

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Operating profit:
OEM Segment	$38,347	$36,905	$131,434	$144,436
Aftermarket Segment	10,806	8,448	31,131	24,825
Total operating profit	$49,153	$45,353	$162,565	$169,261

The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$193,354	$214,272	$610,946	$714,786
Windows and doors	145,360	157,336	453,343	476,228
Furniture and mattresses	79,512	88,411	264,431	299,207
Axles and suspension solutions	31,405	30,148	97,597	96,901
Other	61,919	49,811	170,381	169,953
Total OEM Segment net sales	511,550	539,978	1,596,698	1,757,075
Total Aftermarket Segment net sales	74,671	64,266	210,763	182,116
Total net sales	$586,221	$604,244	$1,807,461	$1,939,191

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

LCI Industries (“LCII”, and collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting of recreational vehicles (“RVs”) and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2019, the Company operated over 70 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy, and the United Kingdom. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s segments.

The Company’s OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 61 percent of the Company’s OEM Segment net sales for the twelve months ended September 30, 2019 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Furniture and mattresses
● Axles and suspension solutions	● Electric and manual entry steps
● Slide-out mechanisms and solutions	● Awnings and awning accessories
● Thermoformed bath, kitchen, and other products	● Electronic components
● Vinyl, aluminum and frameless windows	● Appliances
● Manual, electric and hydraulic stabilizer and leveling systems	● Televisions, sound systems, navigation systems, and backup cameras
● Entry, luggage, patio, and ramp doors	● Other accessories

The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions, consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of engineered components to the aftermarket channels of these industries tend to be counter-seasonal.

INDUSTRY BACKGROUND

OEM Segment

Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel, or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers, and truck campers). The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers, and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Despite a recent disruption in wholesale shipments due to dealer inventory correction, which appears to be nearing completion, the Company expects to return to normalized levels by the end of this year.
According to the Recreation Vehicle Industry Association (“RVIA”), industry-wide wholesale shipments of travel trailer and fifth-wheel RVs, the Company’s primary RV market, decreased 18 percent to 266,300 units in the first nine months of 2019, as compared to the same period of 2018. The decrease was a result of an estimated 28,100 units, or eight percent, decrease in retail sales in the first nine months of 2019, as compared to the same period of 2018, and a normalization of retail inventories as evidenced by RV dealers decreasing inventory levels by an estimated 61,200 units for the first nine months of 2019, compared to a decrease in inventory levels of 30,800 units in the same period of 2018. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2019	80,600	(13)%	112,200	(10)%	(31,600)
Quarter ended June 30, 2019	101,000	(13)%	138,100	(8)%	(37,100)
Quarter ended March 31, 2019	84,700	(28)%	77,200	(5)%	7,500
Quarter ended December 31, 2018	90,300	(17)%	67,000	(2)%	23,300
Twelve months ended September 30, 2019	356,600	(18)%	394,500	(7)%	(37,900)

Quarter ended September 30, 2018	92,400	(11)%	124,600	3%	(32,200)
Quarter ended June 30, 2018	115,500	—%	149,400	7%	(33,900)
Quarter ended March 31, 2018	116,900	15%	81,600	12%	35,300
Quarter ended December 31, 2017	108,200	20%	68,100	17%	40,100
Twelve months ended September 30, 2018	433,000	5%	423,700	8%	9,300

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2019 decreased 13 percent to 40,800 units compared to the same period of 2018. Additionally, retail demand for motorhome RVs decreased 15 percent in the first nine months of 2019, following a one percent decrease in retail demand in full year 2018.
The RVIA has projected a modest decrease in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2019. Several RV OEMs, however, are introducing new product lines and additional features. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which was above historical averages in 2019. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in 2019.
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

Adjacent Industries

The Company’s portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, five of the last six business acquisitions completed by the Company through the date of this report were focused in Adjacent Industries.

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

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. The Company has teams dedicated to product technical and installation training as well as marketing support for its Aftermarket Segment customers. The Company also supports three call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims. It also has expanded into biminis, covers, buoys, and fenders to the marine industry. Many of the optional upgrades and non-critical replacements are purchased outside the normal product selling seasons, thereby causing Aftermarket Segment sales to be counter-seasonal.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the third quarter of 2019 were $586.2 million, three percent lower than consolidated net sales for the same period of 2018 of $604.2 million. The decline was primarily driven by declining shipments in the RV OEM industry, partially offset by acquisitions completed by the Company over the twelve months ended September 30, 2019, which added $18.4 million in net sales in the third quarter of 2019, and organic growth in the Aftermarket Segment.
•Net income for the third quarter of 2019 was $35.8 million, or $1.42 per diluted share, compared to net income of $33.8 million, or $1.33 per diluted share, for the same period of 2018.
•Consolidated operating profit during the third quarter of 2019 was $49.2 million compared to $45.4 million in the same period of 2018. Operating profit margin was 8.4 percent in the third quarter of 2019 compared to 7.5 percent in the same period of 2018, primarily due to pricing changes of targeted products and operational efficiencies.
•The cost of aluminum and steel used in certain of the Company’s manufactured components decreased in the third quarter of 2019 compared to the same period for 2018 but are still above prior year-to-date levels. Raw material costs continue to fluctuate and are expected to remain volatile. Prices have decreased from recent highs and are expected to favorably impact margins while being offset, in part, by contractual reductions in customer selling prices that are indexed to select commodities.
•The Company seeks to continuously manage its labor cost, particularly indirect labor, while supporting the growth of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize manufacturing capacity. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.
•The effective tax rate of 24.6 percent for the nine months ended September 30, 2019 was higher than the comparable prior year period, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting of equity-based compensation awards and an increase in state income taxes, as discussed below under “Income Taxes.”
•In March, June, and September 2019, the Company paid a quarterly dividend of $0.60, $0.65, and $0.65 per share, aggregating to $15.0 million, $16.3 million, and $16.3 million, respectively.

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2019 decreased five percent, or $28.4 million, compared to the same period of 2018. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2019	2018	Change
RV OEMs:
Travel trailers and fifth-wheels	$314,056	$338,830	(7)%
Motorhomes	34,810	43,244	(20)%
Adjacent Industries OEMs	162,684	157,904	3%
Total OEM Segment net sales	$511,550	$539,978	(5)%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30 were:

	2019	2018	Change
Travel trailer and fifth-wheel RVs	80,600	92,400	(13)%
Motorhomes	10,800	12,400	(13)%

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

Content per:	2019	2018	Change
Travel trailer and fifth-wheel RV	$3,531	$3,454	2%
Motorhome	$2,405	$2,476	(3)%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the third quarter of 2019 related to declines in industry-wide wholesale unit shipments. The net sales decrease was partially offset by content gains during the third quarter of 2019.

Operating profit of the OEM Segment was $38.3 million in the third quarter of 2019, an increase of $1.4 million compared to the same period of 2018. The operating profit margin of the OEM Segment in the third quarter of 2019 also increased to 7.5 percent compared to 6.8 percent for the same period of 2018 and was positively impacted by:
•Reductions in insurance related costs of $4.7 million in the third quarter of 2019.
•Pricing changes of targeted products, resulting in an increase of $3.5 million in net sales of these products in the third quarter of 2019 compared to the same period of 2018.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives, increased use of automation and employee retention initiatives, which reduced direct labor costs by $3.0 million in third quarter of 2019 compared to the same period of 2018.

Partially offset by:
•Fixed costs being spread over an OEM Segment sales base that decreased by $28.4 million.
•Significant investments over the past several years in manufacturing capacity to prepare for future sales growth resulting in higher facility costs, including rent, utilities, and depreciation expense that negatively impacted operating profit by $2.4 million in the third quarter of 2019.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2019 decreased nine percent, or $160.4 million, compared to the first nine months of 2018. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2019	2018	Change
RV OEMs:
Travel trailers and fifth-wheels	$973,978	$1,143,251	(15)%
Motorhomes	121,167	145,230	(17)%
Adjacent Industries OEMs	501,553	468,594	7%
Total OEM Segment net sales	$1,596,698	$1,757,075	(9)%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30, were:

	2019	2018	Change
Travel trailer and fifth-wheel RVs	266,300	324,800	(18)%
Motorhomes	40,800	45,500	(10)%

The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first nine months of 2019 related to declines in industry-wide wholesale unit shipments. The net sales decrease was partially offset by content gains in travel trailers and fifth-wheels during the first nine months of 2019.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The Company’s net sales to Adjacent Industries OEMs increased during the first nine months of 2019, primarily due to acquisitions completed in 2019 and 2018 and market share gains. OEM marine net sales were $127.0 million in the first nine months of 2019, an increase of $13.0 million compared to the same period of 2018. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $131.4 million in the first nine months of 2019, a decrease of $13.0 million compared to the same period of 2018. The operating profit margin of the OEM Segment in the first nine months of 2019 remained consistent at 8.2 percent compared to the same period of 2018 and was positively impacted by:
•Pricing changes of targeted products, resulting in an increase of $38.5 million in net sales of these products for the first nine months of 2019 compared to the same period of 2018.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives, increased use of automation, and employee retention initiatives, which reduced direct labor costs by $11.5 million during the first nine months of 2019 compared to the first nine months of 2018.
•Reductions in insurance related costs of $7.5 million in the first nine months of 2019.
Offset by:
•Fixed costs being spread over an OEM Segment sales base that decreased by $160.4 million.
•Higher production facility costs due to acquired businesses and capacity expansions, which negatively impacted operating profit by $9.0 million in the first nine months of 2019.
•Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to be at elevated levels in the first nine months of 2019, primarily driven by tariffs on steel and aluminum, which increased material costs by $2.0 million in the first nine months of 2019 compared to the same period of 2018, as well as reductions in scrap pricing of $3.4 million. Material costs are subject to global supply and demand forces and are expected to remain volatile.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2019 increased 16 percent, or $10.4 million, compared to the same period of 2018. Net sales of components in the Aftermarket Segment were as follows for the three months ended September 30:

(In thousands)	2019	2018	Change
Total Aftermarket Segment net sales	$74,671	$64,266	16%

The Company’s net sales to the Aftermarket Segment increased during the third quarter of 2019 primarily due to organic growth of $6.0 million and sales from acquisitions of $4.4 million.

Operating profit of the Aftermarket Segment was $10.8 million in the third quarter of 2019, an increase of $2.4 million compared to the same period of 2018, primarily due to an increase in net sales. Operating profit margin of the Aftermarket Segment increased to 14.5 percent in the third quarter of 2019, compared to 13.1 percent in the same period of 2018, due to leveraging sales growth.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2019 increased 16 percent, or $28.6 million, compared to the same period of 2018. Net sales of components in the Aftermarket Segment were as follows for the nine months ended September 30:

(In thousands)	2019	2018	Change
Total Aftermarket Segment net sales	$210,763	$182,116	16%

The Company’s net sales to the Aftermarket Segment increased during the first nine months of 2019 primarily due to organic growth of $21.6 million and sales from acquisitions of $7.0 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating profit of the Aftermarket Segment was $31.1 million in the first nine months of 2019, an increase of $6.3 million compared to the same period of 2018, primarily due to an increase in net sales, partially offset by additional investments in facilities and acquisitions to support sales growth. Operating profit margin of the Aftermarket Segment increased to 14.8 percent in the first nine months of 2019, compared to 13.6 percent in the same period of 2018, due to leveraging sales growth.

Income Taxes

The effective tax rates for the nine months ended September 30, 2019 and 2018 were 24.6 percent and 22.1 percent, respectively. The effective tax rate for the nine months ended September 30, 2019 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of Accounting Standards Update (“ASU”) 2016-09, and Federal and Indiana research and development credits. The increase in effective tax rate for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to a reduction in the excess tax benefits related to the vesting of equity-based compensation awards and an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2019	2018
Net cash flows provided by operating activities	$209,542	$107,592
Net cash flows used in investing activities	(101,326)	(248,098)
Net cash flows (used in) provided by financing activities	(94,825)	132,707
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(842)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12,549	$(7,799)

Cash Flows from Operations
Net cash flows provided by operating activities were $209.5 million in the first nine months of 2019, compared to $107.6 million in the first nine months of 2018. Net assets and liabilities in the first nine months of 2019 generated $106.5 million more cash than the same period in the prior year. This was partially offset by a $4.5 million decrease in net income, adjusted for depreciation and amortization, stock-based compensation expense, and other non-cash items. Reduced inventory levels as the Company worked through elevated year-end inventory levels in the first nine months of 2019 compared to the same period of 2018, were the primary sources of cash in net assets.
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
Depreciation and amortization was $55.9 million in the first nine months of 2019, and is expected to be approximately $70 million to $75 million for the full year 2019. Non-cash stock-based compensation expense in the first nine months of 2019 was $12.1 million. Non-cash stock-based compensation expense is expected to be approximately $15 million to $17 million for the full year 2019.

Cash Flows from Investing Activities
Cash flows used in investing activities of $101.3 million in the first nine months of 2019 were primarily comprised of $53.9 million for the acquisitions of businesses and $47.8 million for capital expenditures. Cash flows used in investing activities of $248.1 million in the first nine months of 2018 were primarily comprised of $156.7 million for the acquisitions of businesses and $92.5 million for capital expenditures.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately two percent of net sales, while the growth portion has averaged approximately seven to ten percent of the annual increase in net sales. However, there are many factors that can impact the actual spending compared to these historical averages.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Capital expenditures and acquisitions in the first nine months of 2019 were funded by cash from operations. Capital expenditures and acquisitions in the remainder of fiscal year 2019 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities in the first nine months of 2019 were primarily comprised of $39.7 million in net repayments under the Company’s line of credit and payments of quarterly dividends totaling $47.5 million. In addition, the Company had $7.2 million of shares tendered for payment of taxes.
Cash flows provided by financing activities in the first nine months of 2018 were primarily from net borrowings under the Company’s line of credit to fund acquisitions, partially offset by payments of quarterly dividends totaling $44.1 million. In addition, the Company had $14.1 million of shares tendered for payment of taxes and payment of $3.0 million in contingent consideration paid related to acquisitions.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $7.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2019. For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements.
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

CONTINGENCIES

Information required by this item is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first nine months of 2019 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), cash flow, and financial condition, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which the Company operates, other operational and financial risks related to conducting business internationally, increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in the Company’s subsequent filings with the SEC. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of September 30, 2019), our results of operations would not be materially affected.
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
As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
b.Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2019, the Company implemented controls to support the adoption of ASU 2016-02, Leases (Topic 842). There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company began implementation of a new enterprise resource planning (“ERP”) system in late 2013. To date, 30 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2019, would not be material to the Company’s financial position or results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 27, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to the Company’s stock repurchase program during the nine months ended September 30, 2019. At September 30, 2019, the Company has $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 27, 2019 for further information on the program.

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
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

8	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
November 5, 2019