Form 10-K
period 2019-12-31
LCI INDUSTRIES
filed 2020-02-27
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 001-13646
LCI INDUSTRIES
(Exact name of registrant as specified in its charter)

Delaware		13-3250533
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

3501 County Road 6 East		46514
Elkhart,	Indiana	(Zip Code)
(Address of principal executive offices)
(574) 535-1125
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $.01 par value	LCII	New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,663,932,960. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 14, 2020), was 25,046,413 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 21, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, and financial condition, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, employee benefits, employee retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

LCI INDUSTRIES

PART I

Item 1. BUSINESS.

Summary
LCI Industries (“LCII” and collectively with its subsidiaries, the “Company,” the “Registrant,” “we,” “us,” or “our”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

LCI’s products include steel chassis and related components; axles and suspension solutions; slide-out mechanisms and solutions; thermoformed bath, kitchen and other products; vinyl, aluminum and frameless windows; manual, electric and hydraulic stabilizer and leveling systems; furniture and mattresses; entry, luggage, patio, and ramp doors; electric and manual entry steps; awning and awning accessories; branded towing products; truck accessories; electronic components; and other accessories.
The Company has two reportable segments: the original equipment manufacturers segment (the “OEM Segment”) and the aftermarket segment (the “Aftermarket Segment”).
The Company is focused on profitable growth in its industries, both organic and through acquisitions. In order to support this growth, over the past several years the Company has expanded its geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution, and administrative functions. At December 31, 2019, the Company operated over 90 manufacturing and distribution facilities located throughout North America and Europe, and reported consolidated net sales of $2.4 billion for the year ended December 31, 2019.
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

Recent Developments

Sales and Profits

Consolidated net sales for the year ended December 31, 2019 were $2.4 billion, a decline of 4 percent from the consolidated net sales for the year ended December 31, 2018 of $2.5 billion. The decrease in year-over-year net sales reflects a continuation of lower RV wholesale shipments seen throughout the year as dealers continued to correct their inventory levels, partially offset by continued growth in the Company's adjacent industries OEM, aftermarket and international markets. Net sales from acquisitions completed by the Company over the twelve months ended December 31, 2019 contributed $93 million in 2019.
Net income for the full-year 2019 was $146.5 million, or $5.84 per diluted share, compared to net income of $148.6 million, or $5.83 per diluted share, in 2018. Net income for 2018 included one-time non-cash charges of $0.6 million ($0.03 per diluted share) related to the impact of the Tax Cuts and Jobs Act (the “TCJA”). Excluding the estimated impact of the TCJA, adjusted net income was $149.2 million, or $5.86 per diluted share, in 2018. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company's use of non-GAAP financial measures and reconciliations to the most directly comparable financial measures prepared in accordance with generally accepted accounting principles (“GAAP”).
In Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company describes in detail the change in its sales and profits during 2019.

Customer Concentrations

Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 27 percent, 31 percent, and 38 percent of the Company’s consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 21 percent, 23 percent, and 25 percent of the Company’s consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2019, 2018, and 2017. International sales, primarily in Europe and Australia, and export sales represented approximately six percent, four percent, and two percent of consolidated net sales in 2019, 2018, and 2017, respectively.

Acquisitions

In January 2020, the Company acquired 100 percent of the equity interests of Polyplastic Group B.V. (with its subsidiaries “Polyplastic”), a premier window supplier to the caravaning industry, headquartered in Rotterdam, Netherlands. The purchase price was $97.6 million, net of cash acquired, plus contingent consideration based on future sales by this operation. The results of the acquired business will be included primarily in the Company’s OEM Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet.

During 2019, the Company completed seven acquisitions:

In December 2019, the Company acquired 100 percent of the equity interests of CURT Acquisition Holdings, Inc. (with its subsidiaries, “CURT”), a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket, headquartered in Eau Claire, Wisconsin. The purchase price was $337.6 million, net of cash acquired, and is subject to potential post-closing adjustments related to net working capital.

In November 2019, the Company acquired the PWR-ARM brand and electric powered Bimini business assets of Schwintek, Inc. (“PWR-ARM”), a premier electric sunshade solution for pontoon and smaller power boats. The purchase price was $45.0 million, which includes holdback payments of $5.0 million.

In October 2019, the Company acquired substantially all of the business assets (collectively referred to under the business name “SureShade”) of Rodan Enterprises, LLC, a designer and manufacturer of sunshade systems for the outdoor recreation industry in North America and Europe headquartered in Philadelphia, Pennsylvania. The purchase price was $14.0 million, subject to certain adjustments and a holdback of $1.4 million for indemnity matters and certain potential post-closing adjustments related to net working capital.

In August 2019, the Company acquired 100 percent of the equity interests of Ciesse Holdings S.r.l. and related entities (collectively, “Ciesse”), a supplier of railway interior products and systems, headquartered in Rignano sull’Arno, Italy. The purchase price was $5.4 million, net of cash acquired.

In August 2019, the Company acquired 100 percent of the equity interests of Lewmar Marine Ltd. and related entities (collectively, “Lewmar”), a supplier of leisure marine equipment, headquartered in Havant, United Kingdom. The purchase price was $43.2 million, net of cash acquired.

In June 2019, the Company acquired 100 percent of the equity interests of Lavet S.r.l. (“Lavet”), a manufacturer of window blind systems for European leisure vehicles, headquartered in Siena, Italy. The purchase price was $2.4 million, net of cash acquired.

In June 2019, the Company acquired 100 percent of the equity interests of Femto Engineering S.r.l. and related entities (collectively, “Femto”), an engineering company with a focus on designing and manufacturing of plastic moldings, headquartered in San Casciano, Italy. The purchase price was $6.5 million, net of cash acquired.

Diversification Strategy

The Company is executing a strategic initiative to diversify the markets it serves away from the historical concentration within the North American RV industry. The Company's goal is to have 60 percent of net sales be generated outside of the North American RV industry by the year 2022. Approximately 42 percent of net sales for the year ended December 31, 2019 were generated outside of the North American RV market.

Other Developments

On December 19, 2019, the Company entered into an amendment to its amended credit agreement with several banks, which provided, among other things, for an incremental term loan in the amount of $300.0 million, which the Company borrowed to fund a portion of the purchase price for the acquisition of CURT. The credit agreement was also modified to allow the Company to request an increase to the facility of up to an additional $300.0 million as an increase to the revolving credit facility or one, or more, incremental term loan facilities upon approval of the lenders and the Company receiving certain other consents. As a result of the new incremental term loan, the total borrowing capacity under the credit agreement increased from $600.0 million to $900.0 million.

In August 2019, the Company and Furrion Limited (“Furrion”) agreed to terminate their exclusive distribution and supply agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion is responsible for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion agreed to purchase from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. Net sales of Furrion products were $100.4 million to the OEM Segment and $29.0 million to the Aftermarket Segment in 2019. These sales will not be recurring in 2020 following the termination of the agreement.

OEM Segment

Through its wholly-owned subsidiaries, the Company manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing.

In 2019, the OEM Segment represented 88 percent of the Company’s consolidated net sales and 83 percent of consolidated segment operating profit. Approximately 61 percent of the Company’s OEM Segment net sales in 2019 were of products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

Raw materials used by the Company’s OEM Segment, consisting primarily of steel (coil, sheet, tube, and I-beam), extruded aluminum, glass, wood, fabric, and foam, are available from a number of sources, both domestic and foreign.

Operations of the Company’s OEM Segment consist primarily of fabricating, welding, thermoforming, painting, sewing, and assembling components into finished products. The Company’s OEM Segment operations are conducted at manufacturing and distribution facilities throughout North America and Europe, strategically located in proximity to the customers they serve. See Item 2. “Properties.”

The Company’s OEM Segment products are sold primarily to major manufacturers of RVs such as Thor Industries, Inc. (symbol: THO), Forest River, Inc. (a Berkshire Hathaway company, symbol: BRKA), Winnebago Industries, Inc. (symbol: WGO) and other RV OEMs, and to manufacturers in other adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing.

The RV industry is highly competitive, both among manufacturers of RVs and the suppliers of RV components, generally with low barriers to entry other than compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. The Company competes with several other component suppliers on a regional and national basis with respect to a broad array of components for both towable and motorized RVs. The Company’s operations compete on the basis of product quality and reliability, product innovation, price, customer service, and customer satisfaction. Although definitive information is not readily available, the Company believes it is a leading supplier for towable RVs for the following principal RV products:

● windows,	● axles,
● doors,	● furniture,
● chassis,	● leveling systems, and
● slide-out mechanisms,	● awnings.

In addition to LCI, Dexter Axle Company is also a leading supplier of axles and Carefree of Colorado and Dometic Corporation are also leading suppliers of awnings.

OEM Segment net sales to adjacent industries increased 7 percent from $614.6 million in 2018 to $659.6 million in 2019, or 32 percent and 27 percent of total OEM Segment net sales in 2019 and 2018, respectively. Within adjacent industries, OEM marine net sales were $167.5 million in 2019, an increase of $13.4 million compared to 2018.

The Company’s market share for its products in adjacent industries cannot be readily determined; however, the Company continues to make investments in people, technology, and equipment and is committed to expanding its presence in these industries.

Detailed narrative information about the results of operations of the OEM Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, warehouse distributors and service centers, as well as direct to retail customers. The Company has teams dedicated to product training and marketing support for its Aftermarket Segment customers. The Company also supports multiple call centers to provide quick responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims, biminis, covers, buoys, and fenders to the marine industry, and towing products and truck accessories. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing these Aftermarket Segment sales to be counter-seasonal.

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

Aftermarket Segment net sales increased 20 percent from $233.2 million in 2018 to $279.6 million in 2019. The Company continues to make investments in people and technology to grow the Aftermarket Segment and is committed to continue these expansion efforts.

In December 2019, the Company acquired CURT, a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket. CURT maintains a robust product portfolio comprised of thousands of SKUs across various product lines, including hitches, towing electricals, ball mounts, and cargo management. CURT brands include CURT, Aries, Luverne, Retrac, and UWS. CURT's net sales were $268 million for the year ended December 31, 2019.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

The Company’s sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of its products, innovation, price, customer service, and customer satisfaction. As a result of the Company’s strategic decision to increase its sales to the aftermarket and adjacent industries, as well as expand into international markets, the Company has increased its annual marketing and advertising expenditures over the past few years, which were $6.4 million, $4.1 million, and $3.2 million in 2019, 2018, and 2017, respectively.

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

Capacity

At December 31, 2019, the Company operated over 90 manufacturing and distribution facilities across North America and Europe. For most products, the Company has the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. The Company has adequate capacity to meet projected demand. Capital expenditures for 2019 were $58 million, which included normal replacement expenditures along with $21 million in automation investments and over $24 million in capacity investments for operational improvements.

Seasonality

Most industries where the Company sells products or where its products are used historically have been seasonal and generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of recreation and transportation products for which the Company sells its components, the timing of dealer orders, as well as the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of certain components to the aftermarket channels of these industries tend to be counter-seasonal.

International

Over the past several years, the Company has been gradually growing international sales, primarily in Europe and Australia, and international and export sales represented approximately six percent, four percent, and two percent of consolidated net sales in 2019, 2018, and 2017, respectively. The Company continues to focus on developing products tailored for international recreation and transportation markets. The Company participates in the largest RV shows in Europe and has been receiving positive feedback on its products, especially its proprietary slide-out products. The Company’s international business development team spends time in Australia, Europe, and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping the Company introduce its existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. The Company estimates the addressable market for annual net sales of its products outside of North America to be over $1 billion. Financial information relating to certain of the Company’s international acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Intellectual Property

The Company holds approximately 350 United States and foreign patents and has approximately 100 patent applications pending that relate to various products sold by the Company. The Company has also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

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

Research and Development

The Company strives to be an industry leader in product innovation and is focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $14 million, $16 million, and $14 million in 2019, 2018, and 2017, respectively.

Regulatory Matters

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products in the United States. Sales and manufacturing operations outside the United States are subject to similar regulations.

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

Upholstered products and mattresses produced by the Company for RVs and buses must comply with FMVSS promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for RVs must comply with regulations promulgated by the Consumer Product Safety Commission regarding flammability, as well as standards for toxic chemical levels and labeling requirements promulgated by the California Office of Environmental Health Hazard Assessment. Plywood, particleboard and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the RVIA.

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

Employees

As of December 31, 2019, the Company had approximately 10,500 full-time employees. None of the employees of the Company in the U.S. are subject to collective bargaining agreements, although certain international employees are covered by national labor laws. The Company believes relations with its employees are good.

Information About our Executive Officers

The following table sets forth our executive officers as of December 31, 2019:

Name	Position

Jason D. Lippert	Chief Executive Officer and Director
Brian M. Hall	Chief Financial Officer
Andrew J. Namenye	Vice President – Chief Legal Officer and Secretary
Jamie M. Schnur	Group President – Aftermarket
Nick C. Fletcher	Chief Human Resources Officer

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company’s directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2020.

JASON D. LIPPERT (age 47) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Mr. Lippert has over 20 years of experience with the Company, and has served in a wide range of leadership positions.

BRIAN M. HALL (age 45) joined the Company in March 2013, served as Corporate Controller from June 2013 until January 2017, and has served as Chief Financial Officer of the Company since November 2016. Prior to joining the Company, he spent more than 16 years in public accounting.

ANDREW J. NAMENYE (age 39) joined the Company in September 2017, and has been Vice President – Chief Legal Officer and Secretary since November 2017. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

JAMIE M. SCHNUR (age 48) became Group President – Aftermarket of the Company in October 2019. Previously, he served as Chief Administrative Officer of the Company beginning in May 2013. Mr. Schnur has over 20 years of experience with the Company, and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 59) joined the Company in February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Other Officers

KIP A. EMENHISER (age 46) joined the Company in January 2017, and has been Vice President of Finance since September 2019 and Corporate Controller and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer, and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

The RV, recreational boat and other markets where we sell many of our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand, often because the purchase of such products is viewed as a consumer discretionary purchase. Periods of economic recession have adversely affected, and could again adversely affect, our operating results. Companies in these industries are subject to volatility in production levels, shipments, sales, and operating results due to changes in external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary consumer spending, as well as demographic and political changes, all of which are beyond our control. Consequently, our operating results for any prior period may not be indicative of results for any future period.

Additionally, manufacturing operations in most of the industries where we sell our products or where our products are used historically have been seasonal. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of products which include our components, and other factors, current and future seasonal industry trends may be different than in prior years. Unusually severe weather conditions in some geographic areas may also, from time to time, impact the timing of industry-wide shipments from one period to another.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and other products which use our components, which would cause reduced production by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor-plan financing, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing has in the past caused, and would in the future again likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently result in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products, and which could recur in the future.

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and other products which use our components, resulting in reduced demand for our products.

Retail consumers who purchase RVs and other products which use our components generally obtain retail financing from third-party lenders. The availability, terms, and cost of retail financing depend on the lending practices of financial institutions, governmental policies, and economic and other conditions, all of which are beyond our control. Restrictions on the availability of consumer financing and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers to purchase such discretionary products, which would result in reduced production of such products by our customers, and therefore reduce demand for our products.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 61 percent of our OEM Segment net sales in 2019, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Company-Specific Risk Factors

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2019, the OEM Segment represented 88 percent of our consolidated net sales, and 83 percent of consolidated segment operating profit. Approximately 61 percent of our OEM Segment net sales in 2019 were of products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

The loss of any key customer, or a significant reduction in purchases by such customers, could have an adverse material impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for 48 percent of our consolidated net sales in 2019. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have an adverse material impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 45 percent and 15 percent, respectively, of our raw material costs in 2019. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

Our business depends on our ability to source raw materials, such as steel, aluminum, glass, wood, fabric and foam, and certain components such as electric motors, in a timely and cost efficient manner. Most materials and components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. If raw materials or components that are used in manufacturing our products or for which we act as a distributor, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted or delayed, our manufacturing and distribution operations could be adversely affected, which could adversely impact our financial condition and operating results.

In 2019, we imported, or purchased from suppliers who imported, approximately 30 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, epidemics, public health crises, war, terrorism or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facilities closures, supply chain interruptions, or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

We import a portion of our raw materials and the components we sell, and the effect of foreign exchange rates could adversely affect our operating results.

We negotiate for the purchase of a significant portion of raw materials and semi-finished components with suppliers that are not located in the United States. As such, the prices we pay in part are dependent upon the rate of exchange for U.S. Dollars versus the currency of the local supplier. A dramatic weakening of the U.S. Dollar could increase our cost of sales, and such cost increases may not be offset through price increases for our products, adversely impacting our margins.

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

The industries in which we are engaged are highly competitive and generally characterized by low barriers to entry, and we have numerous existing and potential competitors. Competition is based primarily upon product quality and reliability, product innovation, price, customer service, and customer satisfaction.

Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or reduction in our market share. Domestic and foreign competitors may lower prices on products which currently compete with our products, or develop product improvements, which could reduce demand for our products or cause us to reduce prices for our products. Sustained increases in these competitive pressures could have an adverse material effect on our results of operations. In addition, the manufacture by our customers themselves of products supplied by us could reduce demand for our products and adversely affect our operating results and financial condition.

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

In addition, to the extent our expansion plans involve acquisitions or joint ventures, we may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any acquisition, combination, joint venture, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of these opportunities, as well as significant financial, management and related resources that would otherwise be used for the ongoing development of our existing operations and internal expansion.

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts, and political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.

Our facilities may be affected by natural disasters, such as tornadoes, hurricanes, fires, floods, earthquakes, and unusual weather conditions, as well as other external events such as epidemic outbreaks, terrorist attacks, or disruptive political events, any one of which could adversely affect our business and result in lower sales. In the event that one of our manufacturing or distribution facilities was affected by a disaster or other event, we could be forced to shift production to one of our other facilities, which we may not be able to do effectively or at all, or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing or distribution facilities or customer service centers could impair our ability to meet the demands of our customers, and our customers may cancel orders with us or purchase products from our competitors, which could adversely affect our business and operating results.

Further, as a result of pandemic outbreaks, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in China, businesses can be shut down, supply chains can be interrupted, slowed or rendered inoperable and individuals can become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Such outbreaks could result in the operations of our third-party manufacturers and suppliers being disrupted or suspended, or could interfere with our supply chain, which could have an adverse effect on our business. See also the risk factor “Inadequate or interrupted supply of raw materials or components used to make our products could adversely impact our financial condition and operating results.” In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

We have entered new markets in an effort to enhance our growth potential, and uncertainties with respect to these new markets could impact our operating results.

Our ability to expand our market share for our products that are used as components for RVs is limited. We have made investments in an effort to expand the sale of our products in adjacent industries, such as buses, trucks, pontoon boats and trains, where we may have less familiarity with OEM or consumer preferences and could encounter difficulties in attracting customers due to a reduced level of familiarity with our brands. We have also made investments to expand the sale of our products in the aftermarket of our industries, and are exploring opportunities to increase export sales of our products to international markets. These investments involve significant resources, put a strain on our administrative, operational, and financial capabilities and carry a risk of failure. Limited operating experience or limited brand recognition in new markets may limit our business expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products could adversely impact our business growth in these markets and our results of operations.

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

We have completed several business acquisitions and may continue to engage in acquisitions or similar activities, such as joint ventures and other business transactions. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Such acquisitions, joint ventures and other business transactions involve potential risks, including:
•the failure to successfully integrate personnel, departments and systems, including IT and accounting systems, technologies, books and records, and procedures;
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

As we expand our business internationally, we are subject to new operational and financial risks.

We have been gradually growing sales overseas and plan to continue pursuing international opportunities. Nine of our acquisitions since 2017 are headquartered in Europe or have international operations and customers.

Conducting business outside of the United States is subject to various risks, many of which are beyond our control, including:
•adverse political and economic conditions;
•trade protection measures, including tariffs, trade restrictions, trade agreements, and taxation;
•difficulties in managing or overseeing foreign operations and agents;
•differences in regulatory environments, including complex data privacy and labor relations laws, as well as differences in labor practices and market practices;
•cultural and linguistic differences;
•foreign currency fluctuations;
•limitations on the repatriation of funds because of foreign exchange controls;
•different liability standards;
•potentially longer payment cycles;
•different credit risks;
•different technology risks;
•the uncertainty surrounding the implementation and effects of Brexit;
•political, social and economic instability and uncertainty, including sovereign debt issues; and
•intellectual property laws of countries which do not protect our rights in our intellectual property to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may have an adverse impact on our operating results and financial condition, as well as impact our ability to operate in international markets.

The loss of key management could reduce our ability to execute our business strategy and could adversely affect our business and results of operations.

We are dependent on the knowledge, experience, and skill of our leadership team. The loss of the services of one or more key managers or the failure to attract or retain qualified managerial, technical, sales and marketing, operations and customer service staff could impair our ability to conduct and manage our business and execute our business strategy, which would have an adverse effect on our business, financial condition and results of operations.

Our business is subject to numerous international, federal, state and local regulations, and increased costs of compliance, failure in our compliance efforts, or events beyond our control could result in damages, expenses, or liabilities that could adversely impact our financial condition and operating results.
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the NHTSA of the DOT, the Consumer Products Safety Commission, HUD, and consumer safety standards promulgated by state regulatory agencies and industry associations. Sales and manufacturing operations in foreign countries may be subject to similar regulations. Any major recalls of our products, voluntary or involuntary, could adversely impact our reputation, net sales, financial condition and operating results. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. Our failure to comply with present or future regulations and standards could result in fines, penalties, recalls, or injunctions being imposed on us, administrative penalties, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

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

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees, contractors, vendors, or agents could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. We cannot assure you that our policies, procedures, and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it could have an adverse effect on our results of operations and/or our financial condition.

Our operations are subject to certain environmental laws and regulations, and costs of compliance, investigation, or remediation of environmental conditions could have an adverse effect on our business and results of operations.

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

We rely on certain trademarks, patents and other intellectual property rights, including contractual rights with third parties. Our success depends, in part, on our ability to protect our intellectual property against dilution, infringement, and competitive pressure by defending our intellectual property rights. We rely on intellectual property laws of the U.S., European Union, Canada, and other countries, as well as contractual and other legal rights, for the protection of our property rights. However, we cannot assure that these measures will be successful in any given instance, or that third parties will not infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation, which could result in a significant expenditure of funds and a diversion of resources. The inability to protect our intellectual property rights could result in competitors manufacturing and marketing similar products which could adversely affect our market share and results of operations. Competitors may challenge, invalidate, or avoid the application of our existing or future intellectual property rights that we receive or license.
From time to time, we receive notices or claims that we may be infringing certain patent or other intellectual property rights of others. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, reduce the market value of our products and services, lower our profits, and could otherwise have an adverse effect on our business, financial condition or results of operation. From time to time, we also face claims of misappropriation by a third party that believes we or our employees have inappropriately obtained and used trade secrets or other confidential information of such third parties. Claims that we have misappropriated the trade secrets or other confidential information of third parties could result in our payment of significant monetary damages, and we could be prevented from further using such trade secrets or confidential information, limiting our ability to develop our products, any of which may have an adverse effect on our business, financial condition, results of operations, and prospects.

Compliance with conflict mineral disclosure requirements creates additional compliance cost and may create reputational challenges.

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
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, inventory, supply chain, order entry and fulfillment, manufacturing, distribution, warranty administration, invoicing, collection of payments, and other business processes. We use information systems to report and support the audit of our operational and financial results. Additionally, we rely upon information systems in our sales, marketing, human resources, and communication efforts. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.
In addition, our information technology systems may be vulnerable to damage, interruption or unauthorized access from circumstances beyond our control, including fire, natural disasters, security breaches, telecommunications failures, computer viruses, hackers, phishing attempts, cyber-attacks, ransomware and other malware, payment fraud, and other manipulation or improper use of our systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Further, we have selected and have been implementing a new enterprise resource planning (“ERP”) system, the full implementation of which is expected to take several years; however, there may be other challenges and risks as we upgrade and standardize our ERP system on a company-wide basis.
Cyber-attacks, such as those involving the deployment of malware, are increasing in frequency, sophistication, and intensity and have become increasingly difficult to detect. We have an information security team that deploys the latest firewalls and constantly monitors and continually updates our security protections to mitigate these risks, but despite these ongoing efforts, we cannot assure you that they will be effective or will work as designed. If we fail to maintain or protect our information systems and data integrity effectively, we could: lose existing customers; have difficulty attracting new customers; suffer outages or disruptions in our operations or supply chains; have difficulty preventing, detecting, and controlling fraud; have disputes with customers and suppliers; have regulatory sanctions or penalties imposed; incur increased operating expenses; incur expenses or lose revenues as a result of a data privacy breach; or suffer other adverse consequences.
If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.
We are subject to various data privacy and security laws and regulations. A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Other state laws include the California Consumer Privacy Act (the “CCPA”), which largely took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. Other states have considered and/or enacted privacy laws like the CCPA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.
Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also apply to some of our operations in [the countries in which we provide services to our customers]. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue). Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.
The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with those or any additional requirements. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.
Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Complying with the PCI Standard and implementing related procedures, technology, and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have an adverse effect on our business, financial condition and results of operations.
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

A portion of our total assets as of December 31, 2019 was comprised of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

We may become more leveraged.

Financing for our investments is typically provided through a combination of currently available cash and cash equivalents, term loans, and use of our revolving credit facility. The incurrence of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our outlook by one or more of our lenders.

We are subject to covenants in our debt agreements that may restrict or limit our operations and acquisitions and our failure to comply with the covenants in our debt agreements could have an adverse material impact on our business, results of operations and financial condition.

Our debt agreements contain various covenants, restrictions, and events of default. Among other things, these provisions require us to maintain certain financial ratios, including a maximum net leverage ratio and a minimum debt service coverage ratio, and impose certain limits on our ability to incur indebtedness, create liens, and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, which may permit the lenders under these debt agreements to exercise remedies. These defaults could have an adverse material impact on our business, results of operations and financial condition.

An increase in interest rates could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”) or its replacement. Future increases in market interest rates would increase our interest expense. Borrowings under our Amended Credit Agreement currently bear interest at variable rates based on either an Alternate Base Rate or an Adjusted LIBOR plus, in each case, an applicable margin. In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the LIBOR. As a result, it is possible that commencing in 2022, the LIBOR may no longer be available or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on eurocurrency loans. While our Amended Credit Agreement provides a mechanism for determining an alternative rate of interest in the event that LIBOR is no longer available, any such alternative, successor, or replacement rate may not be similar to, or produce the same value or economic equivalence of, LIBOR or have the same volume or liquidity as did LIBOR prior to its discontinuance or unavailability, which may increase our overall interest expense. In addition, there can be no assurance that we will be able to reach an agreement with the administrative agent for our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur.

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

In October 2018, our Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three-year period. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders. In addition, any share repurchases must comply with all respective laws and any agreements applicable to the repurchase of shares, including our debt agreements. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic investments, our results of operations, our financial condition, and other factors beyond our control that we may deem relevant. A reduction in repurchases, or the completion of our stock repurchase program, could have a negative impact on our stock price. Additionally, we can provide no assurance that we will repurchase shares at favorable prices, if at all.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s manufacturing operations are conducted at facilities that are used for both manufacturing and distribution. Many of the properties manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment and are included in the OEM Segment in the table below. The Company believes that substantially all of its properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing and distribution requirements. In addition, the Company maintains administrative facilities used for corporate and administrative functions. The Company’s primary administrative offices are located in Elkhart and Mishawaka, Indiana. Total administrative space company-

wide aggregates approximately 500,000 square feet. At December 31, 2019, the Company’s key property holdings are summarized in the following table:

Segment	Type	North America Facilities	Europe Facilities	Total Facilities*	Owned Facilities
OEM	Manufacturing (a)	53	14	67	34
	Other (b)	12	5	17	4
Aftermarket	Manufacturing (a)	2	—	2	—
	Other (b)	19	—	19	1
Total		86	19	105	39

(a)  Includes multi-activity sites which are predominately manufacturing
(b) Includes engineering, administrative, and distribution locations
(*) Excludes three unutilized facilities

Item 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2019, would not be material to the Company’s financial position or annual results of operations.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 14, 2020, there were 274 holders of the Company’s common stock, in addition to beneficial owners of shares held in broker and nominee names. The Company’s common stock trades on the New York Stock Exchange under the symbol “LCII”.

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption “Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement.

Dividends and Share Repurchases

See Note 12 - Stockholders’ Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. There were no share repurchases for the year ended December 31, 2019.

In 2016, the Company initiated the payment of regular quarterly dividends. Future dividend policy with respect to the common stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015

Operating Data:
Net sales	$2,371,482	$2,475,807	$2,147,770	$1,678,898	$1,403,066
Operating profit	200,210	198,788	214,281	200,850	116,254
Income before income taxes	191,414	192,352	212,844	199,172	114,369
Provision for income taxes(1)	44,905	43,801	79,960	69,501	40,024
Net income(1)	146,509	148,551	132,884	129,671	74,345

Net income per common share:
Basic(1)	$5.86	$5.90	$5.31	$5.26	$3.06
Diluted(1)	5.84	5.83	5.24	5.20	3.02

Cash dividends per common share	$2.55	$2.35	$2.05	$1.40	$2.00

Financial Data:
Net working capital	$399,533	$349,069	$235,066	$218,043	$146,964
Total assets	1,862,595	1,243,893	945,858	786,904	622,856
Long-term obligations(2)	790,665	360,056	111,100	87,284	85,419
Stockholders’ equity	800,672	706,255	652,745	550,269	438,575

(1) Amounts include a one-time non-cash charge of $0.6 million ($0.03 per diluted share) and $13.2 million ($0.52 per diluted share) related to the impact of the TCJA for the years ended December 31, 2018 and 2017, respectively. See “Provision for Income Taxes” and “Non-GAAP Measures” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information related to the impact of the TCJA and for additional information regarding the Company’s use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures.

(2) Long-term obligations at December 31, 2019 include $79.8 million of operating lease obligations following the Company's adoption of ASC 842 - Leases on January 1, 2019.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.

The Company, through its wholly-owned subsidiary, LCI, supplies, domestically and internationally, a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting of RVs and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2019, the Company operated over 90 manufacturing and distribution facilities located throughout North America and Europe.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2019	2018	2017
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,276,718	$1,440,730	$1,405,983
Motorhomes	155,623	187,297	159,417
Adjacent Industries OEMs	659,560	614,589	411,223
Total OEM Segment net sales	2,091,901	2,242,616	1,976,623
Aftermarket Segment:
Total Aftermarket Segment net sales	279,581	233,191	171,147
Total net sales	$2,371,482	$2,475,807	$2,147,770

Operating profit:
OEM Segment	$165,290	$167,459	$190,276
Aftermarket Segment	34,920	31,329	24,005
Total operating profit	$200,210	$198,788	$214,281

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration is included in the segment to which it relates.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2019	2018	2017
Net sales:
OEM Segment	88%	91%	92%
Aftermarket Segment	12%	9%	8%
Total net sales	100%	100%	100%

Operating Profit:
OEM Segment	83%	84%	89%
Aftermarket Segment	17%	16%	11%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2019	2018	2017
OEM Segment	7.9%	7.5%	9.6%
Aftermarket Segment	12.5%	13.4%	14.0%

The Company’s OEM Segment manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 61 percent of the Company’s OEM Segment net sales for the year ended December 31, 2019 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Entry, luggage, patio and ramp doors
● Axles and suspension solutions	● Furniture and mattresses
● Slide-out mechanisms and solutions	● Electric and manual entry steps
● Thermoformed bath, kitchen and other products	● Awnings and awning accessories
● Vinyl, aluminum and frameless windows	● Electronic components
● Manual, electric and hydraulic stabilizer and leveling systems	● Other accessories

The Aftermarket Segment supplies many of these components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims, biminis, covers, buoys, and fenders to the marine industry, and towing products and truck accessories.

Diversification Strategy

The Company is executing a strategic initiative to diversify the markets it serves away from the historical concentration within the North American RV industry. The Company's goal is to have 60 percent of net sales be generated outside of the North American RV industry by the year 2022. Approximately 42 percent of net sales for the year ended December 31, 2019 were generated outside of the North American RV market.

INDUSTRY BACKGROUND

OEM Segment

North American Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Although 2019 saw a disruption of wholesale shipments as dealers attempted to normalize their inventory levels, the Company expects wholesale and retail volumes to more closely align in 2020.
According to the RVIA, industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in 2019, the Company’s primary RV market, decreased 16 percent to 349,500 units, compared to 2018. The decrease was a result of an estimated 28,800 units, or seven percent, decrease in retail sales in 2019, as compared to 2018, and an effort to normalize retail inventories as evidenced by RV dealers decreasing inventory levels by an estimated 45,100 units for 2019, compared to a decrease in inventory levels of 8,300 units in 2018. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

	Wholesale		Retail		Estimated Unit Impact on Dealer Inventories
	Units	Change	Units	Change
Year ended December 31, 2019	349,500	(16)%	394,600	(7)%	(45,100)
Year ended December 31, 2018	415,100	(3)%	423,400	6%	(8,300)
Year ended December 31, 2017	429,500	15%	401,200	11%	28,300

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2019 decreased 19 percent to 46,700 units compared to 2018. Retail demand for motorhome RVs also decreased 13 percent in 2019, following a one percent decrease in retail demand in 2018.
The RVIA has projected a modest decrease in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs for 2020. Several RV OEMs, however, are introducing new product lines and additional features. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which was above historical averages in 2019. Industry resources report strong attendance and high consumer interest at RV shows around the United States and Canada in 2020, thus far.

Adjacent Industries

The Company’s portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. The Company believes there are significant opportunities in these Adjacent Industries and, as a result, five of the seven 2019 business acquisitions completed by the Company were focused in Adjacent Industries.

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 208,400, 217,500, and 210,200 enclosed trailers were sold in 2019, 2018, and 2017, respectively.
•Traditional power boats. Statistical Surveys also reported approximately 282,500, 210,500, and 203,200 traditional power boats were sold in 2019, 2018, and 2017, respectively. Traditional power boats include bass, deck, jet, pontoon, ski-wake, and other boats. Included in this total, Statistical Surveys reported approximately 57,100, 58,600, and 55,000 pontoon boats were sold in 2019, 2018, and 2017, respectively.
•School buses. According to School Bus Fleet, there were approximately 44,400 school buses sold in each of 2019, 2018, and 2017.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 94,600, 96,600, and 92,900 manufactured home wholesale shipments in 2019, 2018, and 2017, respectively.

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. The Company has teams dedicated to product technical and installation training as well as marketing support for its Aftermarket Segment customers. The Company also supports multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims, biminis, covers, buoys, and fenders to the marine industry, and towing products and truck accessories. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Highlights

•Consolidated net sales for the full-year 2019 were $2.4 billion, four percent lower than consolidated net sales for the full-year 2018 of $2.5 billion. The decrease in year-over-year net sales reflects a continuation of lower RV wholesale shipments seen throughout the year as dealers continued to correct their inventory levels, partially offset by continued growth in the Company's adjacent industries OEM, aftermarket and international markets. Net sales from acquisitions completed by the Company contributed $93.0 million in 2019.
•Net income for the full-year 2019 decreased to $146.5 million, down from net income of $148.6 million in 2018, while earnings per share increased to $5.84 per diluted share for 2019 compared to $5.83 per diluted share in 2018. Net income for 2018 included one-time non-cash charges of $0.6 million ($0.03 per diluted share), related to the impact of the TCJA. Excluding the estimated impact of the TCJA, adjusted net income was $149.2 million, or $5.86 per diluted share, in 2018. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures” for additional information regarding the Company’s use of non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures.
•Consolidated operating profit during 2019 increased one percent, to $200.2 million from $198.8 million in 2018. Operating profit margin increased to 8.4 percent in 2019 from 8.0 percent in 2018.
•The cost of aluminum and steel used in certain of the Company’s manufactured components continued to decrease in 2019 from peak costs during the second and third quarter of 2018 and have favorably impacted margins while being offset, in part, by contractual reductions in customer selling prices that are indexed to select commodities. Raw material costs continue to fluctuate and are expected to remain volatile.
•Labor costs were favorable in 2019 as the Company seeks to continuously manage its labor cost while supporting the operations of the business. Lean manufacturing teams continue working to reduce cost and implement processes to better utilize manufacturing capacity. The Company has also reduced direct labor attrition, which improves efficiency and reduces other costs associated with workforce turnover.
•The effective tax rate of 23.5 percent for the full-year 2019 was higher than the prior year, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting of equity-based compensation awards, as discussed below under “Provision for Income Taxes.”
•In 2019, the Company paid quarterly dividends aggregating $2.55 per share, or $63.8 million.

OEM Segment

Net sales of the OEM Segment in 2019 decreased 7 percent, or $150.7 million, compared to 2018. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2019	2018	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,276,718	$1,440,730	(11)%
Motorhomes	155,623	187,297	(17)%
Adjacent Industries OEMs	659,560	614,589	7%
Total OEM Segment net sales	$2,091,901	$2,242,616	(7)%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2019	2018	Change
Travel trailer and fifth-wheel RVs	349,500	415,100	(16)%
Motorhomes	46,700	57,600	(19)%

The trend in the Company’s average product content per RV produced is an indicator of the Company’s overall market share of components for new RVs. The Company’s average product content per type of RV, calculated based upon the Company’s net sales of components to domestic RV OEMs for the different types of RVs produced for the twelve months ended December 31, divided by the industry-wide wholesale shipments of the different product mix of RVs for the same period, was:

Content per:	2019	2018	Change
Travel trailer and fifth-wheel RV	$3,618	$3,449	5%
Motorhome	$2,364	$2,491	(5)%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.
The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during 2019 related to declines in industry-wide wholesale unit shipments. The net sales decrease was partially offset by pricing changes of targeted products and content gains in travel trailers and fifth-wheels during 2019. Motorized content was impacted by a continued market shift to smaller units in 2019.

The Company’s net sales to Adjacent Industries OEMs increased during 2019, primarily due to acquisitions completed in 2019 and market share gains. OEM marine net sales were $167.5 million in 2019, an increase of $13.4 million compared to 2018, primarily due to acquisitions completed in 2019 and 2018. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $165.3 million in 2019, a decrease of $2.2 million compared to 2018. The operating profit margin of the OEM Segment increased to 7.9 percent in 2019 compared to 7.5 percent in 2018 and was positively impacted by:
•Pricing changes of targeted products, resulting in an increase to net sales of $40.0 million in 2019 compared to 2018.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives, increased use of automation, and employee retention initiatives, which reduced direct labor costs by $15.0 million during 2019 compared to 2018.
•Reductions in insurance related costs of $11.2 million in 2019.
Partially offset by:
•Fixed costs being spread over an OEM Segment sales base that decreased by $150.7 million.
•Increases in incentive compensation of $10.4 million as a result of improved operating margin.
•Investments in selling and administration resources of $8.8 million to support the complexities of international growth and acquisition-related costs.
•Higher production facility costs due to investments to expand capacity over the past couple of years, which increased expenses by $5.8 million in 2019.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2019 increased 20 percent, or $46.4 million, compared to 2018. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2019	2018	Change
Total Aftermarket Segment net sales	$279,581	$233,191	20%

The Company’s net sales to the Aftermarket Segment increased during 2019 primarily due to increases in market share, acquisitions which contributed approximately $20.0 million in sales, and the Company’s focus on building out well qualified, customer-focused teams, and infrastructure to service this market.

Operating profit of the Aftermarket Segment was $34.9 million in 2019, an increase of $3.6 million compared to 2018. The operating profit margin of the Aftermarket Segment was 12.5 percent in 2019, compared to 13.4 percent in 2018, and was negatively impacted by:
•Increase in sales of lower margin Furrion product which negatively impacted operating profit by $1.8 million.
•Higher production facility costs due to investments to expand capacity over the past couple of years, which increased expenses by $1.6 million in 2019.
•Acquisition integration costs, which reduced operating profit by $1.0 million.
Partially offset by:
•Fixed costs being spread over an Aftermarket Segment sales base that increased by $46.4 million.

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
•Net income for the full-year 2018 increased to $148.6 million, or $5.83 per diluted share, up from net income of $132.9 million, or $5.24 per diluted share, in 2017. Net income for 2018 and 2017 included one-time non-cash charges of $0.6 million ($0.03 per diluted share) and $13.2 million ($0.52 per diluted share), respectively, related to the impact of the TCJA. Excluding the estimated impact of the TCJA, adjusted net income was $149.2 million, or $5.86 per diluted share, in 2018, compared to $146.1 million, or $5.76 per diluted share, in 2017. Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Measures”

for additional information regarding the Company’s use of non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures.
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
•During 2018, the Company completed four acquisitions:
•In November 2018, the Company acquired the business and certain assets of the furniture manufacturing operation of Smoker Craft, Inc., a leading pontoon, aluminum fishing, and fiberglass boat manufacturer located in New Paris, Indiana. The purchase price was $28.1 million paid at closing.
•In June 2018, the Company acquired 100 percent of the equity interests of ST. LA. S.r.l., a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.8 million, net of cash acquired, paid at closing.
•In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc., a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The purchase price was $51.5 million paid at closing.
•In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC, a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The purchase price was $90.4 million, net of cash acquired, paid at closing.
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

OEM Segment

Net sales of the OEM Segment in 2018 increased 13 percent, or $266.0 million, compared to 2017. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2018	2017	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,440,730	$1,405,983	2%
Motorhomes	187,297	159,417	17%
Adjacent industries	614,589	411,223	49%
Total OEM Segment net sales	$2,242,616	$1,976,623	13%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31, were:

	2018	2017	Change
Travel trailer and fifth-wheel RVs	415,100	429,500	(3)%
Motorhomes	57,600	62,600	(8)%

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

Content per:	2018	2017	Change
Travel trailer and fifth-wheel RV	$3,449	$3,263	6%
Motorhome	$2,491	$2,219	12%

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
Operating profit of the OEM Segment was $167.5 million in 2018, a decrease of $22.8 million compared to 2017. The operating profit margin of the OEM Segment was negatively impacted by:
•Higher material costs for certain raw materials. Steel, aluminum and foam costs continued to increase in 2018 primarily driven by tariffs and tariff speculation on steel and aluminum, which increased material costs by $53.7 million in 2018. Material costs are subject to global supply and demand forces, as well as tariff changes, and are expected to remain volatile.
•The Company made significant investments over the past couple of years in manufacturing capacity, in both facilities and personnel, to prepare for the expected increase in net sales in 2018 and beyond. Rent, utilities, and depreciation expense negatively impacted operating profit by $12.7 million in 2018 as a result of expansion of manufacturing capacity. In addition to these investments, the Company has made improvements in marketing, human resources, engineering, customer service and other critical departments. The Company also added the teams from acquired businesses, and expenses were negatively impacted by amortization costs of intangible assets related to those businesses, which were $1.4 million in 2018.
•Higher labor costs. While the Company seeks to continuously manage its labor cost, it has added staff to support the growth of the business. Additionally, competition for skilled workers has continued to tighten the labor market which has increased the cost of labor. Overall compensation, including benefits, negatively impacted operating profit by $22.4 million in 2018.
Partially offset by:
•Pricing changes of certain products, resulting in an increase of $65.7 million in net sales for 2018 compared to 2017.
•Increased sales to higher margin Adjacent Industries OEMs of $203.4 million, from $411.2 million in 2017 to $614.6 million in 2018, which improved operating profit by $1.4 million in 2018.
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

Provision for Income Taxes

The effective income tax rate for 2019 was 23.5 percent compared to 22.8 percent in 2018. The effective tax rate of 23.5 percent for the full-year 2019 was higher than the prior year, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting of equity-based compensation awards. During the fourth quarter of 2018, the Company finalized its tax accounting for the TCJA and pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) recorded a one-time non-cash charge of $0.6 million related to adjustments to deferred tax amounts provisionally recorded in the prior year. During the fourth quarter of 2017, the Company recorded a provisional one-time non-cash charge of $13.2 million related to the enactment of the TCJA. The charge resulted from the re-measurement of the Company’s deferred tax assets considering the TCJA’s newly enacted tax rates. This provisional amount was subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by SEC guidance. Excluding the one-time charge, the Company’s effective tax rate for 2018 was 22.5 percent compared to 31.4 percent for 2017, as referenced in the “Non-GAAP Measures” section. The 2018 effective tax rate, adjusted for the impact of TCJA, was lower than 2017 primarily due to the reduction in the U.S. corporate income tax rate.

The Company estimates the 2020 effective income tax rate to be approximately 24 percent to 26 percent.

Non-GAAP Measures

In addition to reporting financial results in accordance with U.S. GAAP, the Company also has included in this Annual Report on Form 10-K non-GAAP measures that adjust for the impact of enactment of the TCJA. This item represented a significant charge that impacted the Company’s financial results in 2017 and, to a lesser extent, in 2018. Net income, earnings per diluted share, the provision for income taxes and the effective tax rate are all measures for which the Company provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for this item is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. In addition, from time to time, certain of these non-GAAP measures may also be used in our compensation programs. The determination of these non-GAAP financial measures may not be comparable to the determination of similarly titled measures used by other companies. The following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

	Twelve months ended December 31, 2018
(In thousands, except per share amounts)	Income before income taxes	Provision for income taxes	Net income	Effective tax rate	Diluted earnings per share
As reported GAAP	$192,352	$43,801	$148,551	23%	$5.83
Impact of TCJA (1)	—	(612)	612	(1)%	0.03
Adjusted non-GAAP	$192,352	$43,189	$149,163	22%	$5.86

	Twelve months ended December 31, 2017
(In thousands, except per share amounts)	Income before income taxes	Provision for income taxes	Net income	Effective tax rate	Diluted earnings per share
As reported GAAP	$212,844	$79,960	$132,884	38%	$5.24
Impact of TCJA (1)	—	(13,209)	13,209	(7)%	0.52
Adjusted non-GAAP	$212,844	$66,751	$146,093	31%	$5.76

(1) During the fourth quarter of 2018, the Company finalized its tax accounting for the TCJA and pursuant to SAB 118 recorded a one-time non-cash charge of $0.6 million related to adjustments to deferred tax amounts provisionally recorded in the prior year. During the fourth quarter of 2017, the Company recorded a provisional one-time non-cash charge of $13.2 million related to the enactment of the TCJA. The charge resulted from the re-measurement of the Company’s deferred tax assets considering the TCJA’s newly enacted tax rates. This provisional amount was subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by SEC guidance.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2019	2018	2017
Net cash flows provided by operating activities	$269,525	$156,608	$152,702
Net cash flows used in investing activities	(503,834)	(302,795)	(145,875)
Net cash flows provided by (used in) financing activities	254,971	135,066	(66,948)
Effect of exchange rate changes on cash and cash equivalents	(231)	—	—
Net increase (decrease) in cash and cash equivalents	$20,431	$(11,121)	$(60,121)

Cash Flows from Operations
Net cash flows provided by operating activities were $269.5 million in 2019, compared to $156.6 million in 2018. Changes in net assets and liabilities, net of acquisitions of businesses, in 2019 generated $117.1 million more cash than in 2018. This was partially offset by a $4.2 million decrease in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items. Reduced inventory levels driven by lower commodity prices and reductions in Furrion inventory during 2019 were the primary sources of cash generated from reductions in net assets.

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

Depreciation and amortization was $75.4 million in 2019, and is expected to be approximately $105 million to $110 million in 2020. Non-cash stock-based compensation in 2019 was $16.1 million. Non-cash stock-based compensation is expected to be approximately $16 million to $21 million in 2020.

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

Cash Flows from Investing Activities
Cash flows used in investing activities of $503.8 million in 2019 were primarily comprised of $447.8 million for the acquisition of businesses and $58.2 million for capital expenditures. Cash flows used in investing activities of $302.8 million in 2018 were primarily comprised of $184.8 million for the acquisition of businesses and $119.8 million for capital expenditures.

Cash flows used in investing activities of $145.9 million in 2017 were primarily comprised of $87.2 million for capital expenditures and $60.6 million for the acquisition of businesses.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages.
The 2019 capital expenditures and acquisitions were funded by cash from operations and borrowings under the Company’s credit agreement. Capital expenditures and acquisitions in 2020 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities in 2019 primarily included term loan borrowings of $300.0 million, net borrowings on the revolving credit facility of $26.5 million, partially offset by the payment of dividends to stockholders of $63.8 million, and $8.1 million from the vesting of stock-based awards, net of shares tendered for the payment of taxes.
Cash flows provided by financing activities in 2018 primarily included net borrowings on the revolving credit facility of $240.1 million offset by the payment of dividends to stockholders of $59.3 million, repurchases of common stock of $28.7 million under the stock repurchase program, and $16.1 million from the vesting of stock-based awards, net of shares tendered for the payment of taxes.
Cash flows used in financing activities in 2017 primarily included the payment of dividends to stockholders of $51.1 million, $10.5 million from the vesting of stock-based awards, net of shares tendered for the payment of taxes, and $5.3 million in payments for contingent consideration related to acquisitions. The Company had no outstanding borrowings under the revolving credit facility as of December 31, 2017, but borrowings reached a high of $9.8 million during 2017.
In connection with certain business acquisitions, if established sales targets for the acquired products are achieved, the Company is contractually obligated to pay additional cash consideration. The Company has recorded a $4.4 million liability for the aggregate fair value of these expected contingent consideration liabilities at December 31, 2019. For further information, see Note 11 of the Notes to the Consolidated Financial Statements.
Credit Facilities
See Note 8 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
The Company believes the availability under the revolving credit facility under the Amended Credit Agreement (as defined in Note 8 of the Notes to Consolidated Financial Statements), along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

Contractual Obligations and Commitments
Future minimum commitments relating to the Company’s contractual obligations at December 31, 2019 were as follows:

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years	Other
Total indebtedness	$630,789	$17,883	$88,067	$513,517	$11,322	$—
Interest on fixed rate indebtedness (a)	46,302	17,695	21,973	6,634	—	—
Operating leases	122,342	26,764	40,073	22,428	33,077	—
Employment contracts (b)	22,667	16,777	5,732	158	—	—
Deferred compensation (c)	30,479	211	8,181	3,732	8,616	9,739
Contingent consideration and holdback payments (d)	11,965	5,130	4,102	1,513	1,220	—
Purchase obligations (e)	150,036	147,535	1,863	638	—	—
Taxes (f)	7,900	7,900	—	—	—	—
Total	$1,022,480	$239,895	$169,991	$548,620	$54,235	$9,739

a.The Company has used the contractual payment dates and the fixed interest rates in effect as of December 31, 2019, to determine the estimated future interest payments for fixed rate indebtedness.
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

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires certain estimates and assumptions to be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s Consolidated Financial Statements. Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting policies.

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

Fair Value of Net Assets of Acquired Businesses

The Company values the assets and liabilities associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of asset or liability acquired, the Company uses different valuation techniques in determining the fair value. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions and a market participant’s weighted average cost of capital, as well as other techniques as circumstances require. By their nature, these assumptions require judgment, and if management had chosen different assumptions, the fair value of net assets of acquired businesses would have been different. For further information on acquired assets and liabilities, see Notes 3 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Information required by this item is included in Note 2 of the Notes to the Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in 2019 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At December 31, 2019, the Company had $566.2 million of borrowings outstanding on its variable rate revolving credit facility and incremental term loan. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2019, future cash flows would be reduced by approximately $5.7 million per annum.
At December 31, 2019, the Company had $50.0 million of fixed rate debt outstanding. Assuming there is a decrease of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2019, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be approximately $0.5 million lower per annum than if the fixed rate financing could be obtained at current market rates.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company completed the CURT Acquisition Holdings, Inc. (CURT), Lewmar Marine Ltd. (Lewmar), Rodan Enterprises, LLC (SureShade), Ciesse Holdings S.r.l (Ciesse), Lavet S.r.l. (Lavet), and Femto Engineering S.r.l. (Femto) acquisitions during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, CURT, Lewmar, SureShade, Ciesse, Lavet, and Femto internal control over financial reporting associated with total assets of $568 million and total revenues of $65.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CURT, Lewmar, SureShade, Ciesse, Lavet, and Femto.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and all related amendments, which established Accounting Standards Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of acquisition date fair value of customer relationship intangible assets

As discussed in Note 3 to the consolidated financial statements, during fiscal year 2019, the Company acquired CURT for approximately $337.6 million. As a result of this transaction, the Company acquired $112 million of customer relationship intangible assets. The Company determined the fair value of customer relationships based on a discounted cash flow analyses that required the Company to make assumptions regarding cash flow forecasts, the customer attrition rate and the discount rate used in the valuation.

We identified the evaluation of the acquisition-date fair value of acquired customer relationship intangible assets as a critical audit matter. Evaluating the forecasted cash flow, customer attrition rate and discount rate assumptions required specialized skills and knowledge, and there was limited observable market information. Additionally, the acquisition date fair value of customer relationships was sensitive to changes in the assumptions used in the forecasted cash flows, specifically as it relates to customer attrition rates.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date fair value process, including controls related to the development of the relevant assumptions as identified above. We performed sensitivity analyses over the cash flow forecasts, customer attrition rate and discount rate assumptions to assess their impact on the Company’s determination of the fair value of the acquired customer relationship intangible assets. We evaluated the cash flow forecast by comparing it to the historical results of the acquired entity, industry benchmarks and publicly available market data, and the cash flow forecast and customer attrition rate of previous acquisitions made by the Company. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities; and
–testing the estimate of the customer relationship intangible assets fair value using the Company’s cash flow assumptions and an independently developed discount rate, and comparing the result to the Company’s fair value estimate.

Estimation of product warranty accrual

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s product warranty accrual as of December 31, 2019 was $47.2 million. The Company provides warranty terms based upon the type of product sold and estimates the amount of warranty costs associated with future product warranty claims, which are accrued at the time revenue is recognized. The estimate of the likelihood and cost of future claims considers various factors, including historical warranty costs, current trends, product mix and sales.

We identified the evaluation of the likelihood and cost of future claims that are used to estimate the product warranty accrual as a critical audit matter. The likelihood and cost of future claims in the calculation were challenging to test as minor changes to those factors and assumptions had a significant effect on the Company’s estimation of the accrual.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s product warranty accrual process including controls over the likelihood and cost of future claim assumptions used as inputs to the estimate. We identified and considered the relevance, reliability, and sufficiency of the sources of data used by the Company in developing the estimate. We developed an estimate of the product warranty accrual, based on actual warranty claims relative to sales for the period, and compared the results to the Company’s product warranty accrual estimate. We compared the Company’s historical product warranty estimates to actual results to assess the Company’s ability to accurately estimate the product warranty accrual.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Chicago, Illinois
February 27, 2020

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
(In thousands, except per share amounts)

Net sales	$2,371,482	$2,475,807	$2,147,770
Cost of sales	1,832,280	1,955,463	1,654,656
Gross profit	539,202	520,344	493,114
Selling, general and administrative expenses	338,992	321,556	278,833
Operating profit	200,210	198,788	214,281
Interest expense, net	8,796	6,436	1,437
Income before income taxes	191,414	192,352	212,844
Provision for income taxes	44,905	43,801	79,960
Net income	$146,509	$148,551	$132,884

Net income per common share:
Basic	$5.86	$5.90	$5.31
Diluted	$5.84	$5.83	$5.24

Weighted average common shares outstanding:
Basic	24,998	25,178	25,020
Diluted	25,093	25,463	25,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
(In thousands)

Net income	$146,509	$148,551	$132,884
Other comprehensive income (loss):
Net foreign currency translation adjustment	4,262	(3,936)	4,237
Unrealized loss on fair value of derivative instruments	(534)	(1,108)	—
Total comprehensive income	$150,237	$143,507	$137,121

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
(In thousands, except per share amount)
ASSETS
Current assets
Cash and cash equivalents	$35,359	$14,928
Accounts receivable, net of allowances of $3,144 and $1,895 at December 31, 2019 and 2018, respectively	199,976	121,812
Inventories, net	393,607	340,615
Prepaid expenses and other current assets	41,849	49,296
Total current assets	670,791	526,651
Fixed assets, net	366,309	322,876
Goodwill	351,114	180,168
Other intangible assets, net	341,426	176,342
Operating lease right-of-use assets	98,774	—
Deferred taxes	—	10,948
Other assets	34,181	26,908
Total assets	$1,862,595	$1,243,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$17,883	$596
Accounts payable, trade	99,262	78,354
Current portion of operating lease obligations	21,693	—
Accrued expenses and other current liabilities	132,420	98,632
Total current liabilities	271,258	177,582
Long-term indebtedness	612,906	293,528
Operating lease obligations	79,848	—
Deferred taxes	35,740	8,501
Other long-term liabilities	62,171	58,027
Total liabilities	1,061,923	537,638
Stockholders’ equity
Common stock, par value $.01 per share: authorized
75,000 shares; issued 28,133 shares at December 31, 2019
and 27,948 shares at December 31, 2018	281	280
Paid-in capital	212,485	203,246
Retained earnings	644,945	563,496
Accumulated other comprehensive income (loss)	1,123	(2,605)
Stockholders’ equity before treasury stock	858,834	764,417
Treasury stock, at cost, 3,087 shares at December 31, 2019 and 2018	(58,162)	(58,162)
Total stockholders’ equity	800,672	706,255
Total liabilities and stockholders’ equity	$1,862,595	$1,243,893

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Cash flows from operating activities:
Net income	$146,509	$148,551	$132,884
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	75,358	67,526	54,727
Stock-based compensation expense	16,077	14,065	20,036
Deferred taxes	3,416	13,874	6,808
Other non-cash items	(1,553)	(13)	4,371
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(25,452)	(11,352)	(12,601)
Inventories, net	57,790	(34,730)	(78,698)
Prepaid expenses and other assets	6,882	(17,691)	(10,898)
Accounts payable, trade	(12,189)	(17,335)	20,727
Accrued expenses and other liabilities	2,687	(6,287)	15,346
Net cash flows provided by operating activities	269,525	156,608	152,702
Cash flows from investing activities:
Capital expenditures	(58,202)	(119,827)	(87,221)
Acquisitions of businesses, net of cash acquired	(447,764)	(184,792)	(60,588)
Other investing activities	2,132	1,824	1,934
Net cash flows used in investing activities	(503,834)	(302,795)	(145,875)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(8,084)	(16,097)	(10,531)
Proceeds from revolving credit facility borrowings	655,387	1,387,013	28,130
Repayments under revolving credit facility borrowings	(628,891)	(1,146,953)	(28,130)
Proceeds from term loan borrowings	300,000	—	—
Proceeds from other borrowings	—	4,509	—
Payment of dividends	(63,813)	(59,270)	(51,057)
Payment of contingent consideration related to acquisitions	(10)	(3,068)	(5,301)
Repurchases of common stock	—	(28,695)	—
Other financing activities	382	(2,373)	(59)
Net cash flows provided by (used in) financing activities	254,971	135,066	(66,948)
Effect of exchange rate changes on cash and cash equivalents	(231)	—	—
Net increase (decrease) in cash and cash equivalents	20,431	(11,121)	(60,121)
Cash and cash equivalents at beginning of period	14,928	26,049	86,170
Cash and cash equivalents at end of period	$35,359	$14,928	$26,049

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,143	$5,645	$1,650
Cash paid during the period for income taxes, net of refunds	$37,836	$39,991	$53,620
Purchase of property and equipment in accrued expenses	$3,417	$385	$2,640

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance - January 1, 2017	$274	$185,981	$395,279	$(1,798)	$(29,467)	$550,269
Net income	—	—	132,884	—	—	132,884
Issuance of 239,854 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(10,534)	—	—	—	(10,531)
Stock-based compensation expense	—	20,036	—	—	—	20,036
Issuance of 63,677 deferred stock units relating to prior year compensation	—	6,907	—	—	—	6,907
Other comprehensive income	—	—	—	4,237	—	4,237
Cash dividends ($2.05 per share)	—	—	(51,057)	—	—	(51,057)
Dividend equivalents on stock-based awards	—	1,600	(1,600)	—	—	—
Balance - December 31, 2017	277	203,990	475,506	2,439	(29,467)	652,745
Net income	—	—	148,551	—	—	148,551
Issuance of 274,177 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(16,100)	—	—	—	(16,097)
Stock-based compensation expense	—	14,065	—	—	—	14,065
Repurchase of 402,570 shares of common stock	—	—	—	—	(28,695)	(28,695)
Other comprehensive loss	—	—	—	(5,044)	—	(5,044)
Cash dividends ($2.35 per share)	—	—	(59,270)	—	—	(59,270)
Dividend equivalents on stock-based awards	—	1,291	(1,291)	—	—	—
Balance - December 31, 2018	280	203,246	563,496	(2,605)	(58,162)	706,255
Net income	—	—	146,509	—	—	146,509
Issuance of 185,020 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(8,085)	—	—	—	(8,084)
Stock-based compensation expense	—	16,077	—	—	—	16,077
Other comprehensive income	—	—	—	3,728	—	3,728
Cash dividends ($2.55 per share)	—	—	(63,813)	—	—	(63,813)
Dividend equivalents on stock-based awards	—	1,247	(1,247)	—	—	—
Balance - December 31, 2019	$281	$212,485	$644,945	$1,123	$(58,162)	$800,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At December 31, 2019, the Company operated over 90 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of recreation and transportation products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal.

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead.

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

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including historical warranty costs, current trends, product mix, and sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. See Note 6 - Accrued Expenses and Other Current Liabilities for further detail.

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized.

The Tax Cuts and Jobs Act (the “TCJA”), enacted in 2017, created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. We have elected to account for GILTI tax in the year the tax is incurred.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2019 and 2018, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share and input costs.

Other Intangible Assets
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. Intangible assets are amortized using either an accelerated or straight-line method, whichever best reflects the pattern in which the estimated future economic benefits of the asset will be consumed. The useful lives of intangible assets are determined after considering the expected cash flows and other specific facts and circumstances related to each intangible asset. Intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

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

Stock-Based Compensation

All stock-based compensation awards are expensed over their vesting period, based on fair value. For awards having a service-only vesting condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, which are subject to certain pre-established performance targets, the Company recognizes stock-based compensation expense on a graded-vesting basis to the extent it is probable the performance targets will be met. The fair values of deferred stock units, restricted stock units, restricted stock, and stock awards are based on the market price of the Company’s common stock, all on the date the stock-based awards are granted.

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
See Note 14 - Segment Reporting for the Company’s disclosures of disaggregated revenue.
Shipping and Handling Costs
The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses. Such costs aggregated $77.3 million, $83.2 million, and $68.6 million in the years ended December 31, 2019, 2018, and 2017, respectively.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which amends Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this ASU in the first quarter of 2020 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this ASU in the first quarter of 2020 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, and all related amendments, which established ASC Topic 842 (Topic 842), which requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 on January 1, 2019, using the cumulative-effect adjustment transition method, which applies the new standard at the effective date without adjusting the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the carryforward of historical lease classification, the assessment of whether a contract is or contains a lease, and initial direct costs for any leases that existed prior to adoption of the new standard. The Company also elected to keep leases with an initial term of 12 months or less off its Consolidated Balance Sheet and recognize the associated lease payments in its Consolidated Statements of Income on a straight-line basis over the lease term.

The adoption of Topic 842 resulted in the recognition of right-of-use assets of $66.4 million and operating lease obligations of $69.0 million at January 1, 2019. The adoption did not result in a cumulative effect adjustment to beginning retained earnings and is not expected to materially impact the Company’s Consolidated Statements of Income or Cash Flows. See Note 10 of the Notes to Consolidated Financial Statements for expanded disclosures required under Topic 842.

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

Polyplastic

In January 2020, the Company acquired 100 percent of the equity interests of Polyplastic Group B.V. (with its subsidiaries “Polyplastic”), a premier window supplier to the caravaning industry, headquartered in Rotterdam, Netherlands. The purchase price was $97.6 million, net of cash acquired, plus contingent consideration up to $7.7 million, based on future sales by this operation. The results of the acquired business will be included primarily in the Company’s OEM Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet.

Acquisitions in 2019

CURT

In December 2019, the Company acquired 100 percent of the equity interests of CURT Acquisition Holdings, Inc. (with its subsidiaries “CURT”), a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket, headquartered in Eau Claire, Wisconsin. The purchase price was $337.6 million, net of cash acquired, and is subject to potential post-closing adjustments related to net working capital. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s Aftermarket Segment. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$337,640

Assets Acquired
Accounts receivable	$28,611
Inventories	88,765
Fixed assets	24,036
Customer relationship	112,000
Tradename and other identifiable intangible assets	37,705
Operating lease right-of-use assets	27,925
Other tangible assets	4,060
Liabilities Assumed
Accounts payable	(18,577)
Current portion of operating lease obligations	(5,360)
Accrued expenses and other current liabilities	(10,002)
Operating lease obligations	(22,565)
Deferred taxes	(31,877)
Total fair value of net assets acquired	$234,721

Goodwill (not tax deductible)	$102,919

The fair values of the customer relationship and tradename intangible assets are being amortized over their estimated useful lives of 17 years and 20 years, respectively. The fair values of these assets were determined using a discounted cash flow model, which is a level 3 input in the fair value hierarchy. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

The results of CURT are included in the Company’s Consolidated Statements of Income since the December 19, 2019 acquisition date and were not material to the consolidated results.

The following unaudited pro forma information represents the Company’s results of operations as if the 2019 acquisition of CURT had occurred at the beginning of 2018. The disclosure of pro forma net sales and earnings does not purport to indicate the results that would actually have been obtained had the acquisition been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information combines the reported results of the Company and CURT but does not reflect any operating efficiencies, cost savings, financing costs, step-up of assets, or other accounting related adjustments resulting from the acquisition.

	(unaudited)
	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018
Net sales	$2,639,761	$2,735,378
Net income	$144,878	$147,878
Basic net income per common share	$5.80	$5.87
Diluted net income per common share	$5.77	$5.81

The pro forma earnings for the year ended December 31, 2019 were adjusted to exclude $20.2 million of costs incurred directly attributable to the acquisition. Nonrecurring expenses for goodwill amortization of $5.2 million and $5.0 million were excluded from pro forma earnings for the years ended December 31, 2019 and 2018, respectively. The pro forma earnings do not reflect adjustments for any changes in CURT's historical capital structure, which included interest charges of $14.8 million and $14.0 million for the years ended December 31, 2019 and 2018, respectively.

The Company incurred costs during the year ended December, 31 2019 related specifically to this acquisition of $1.0 million, which are included in selling, general, and administrative expenses in the Consolidated Statements of Income.

PWR-ARM

In November 2019, the Company acquired the PWR-ARM brand and electric powered Bimini business assets of Schwintek, Inc. (“PWR-ARM”), a premier electric sunshade solution for pontoon and smaller power boats. The purchase price was $45.0 million, which includes holdback payments of $5.0 million to be paid over the next two years. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment. As the acquisition of PWR-ARM is not considered to have a material impact on the Company’s financial statements, pro forma results of operations and other disclosures are not presented. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$40,000
Holdback payment	5,000
Total value of consideration given	$45,000

Customer relationship and other identifiable intangible assets	$7,030
Net tangible assets	520
Total fair value of net assets acquired	$7,550

Goodwill (tax deductible)	$37,450

The customer relationship intangible asset is being amortized over its estimated useful life of 5 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates an increase in the markets for the acquired products.

Lewmar Marine Ltd.

In August 2019, the Company acquired 100 percent of the equity interests of Lewmar Marine Ltd. and related entities (collectively, “Lewmar”), a supplier of leisure marine equipment, headquartered in Havant, United Kingdom. The purchase price was $43.2 million, net of cash acquired. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment. The Company is validating account balances and finalizing the valuation for the acquisition. As the acquisition of Lewmar is not considered to have a material impact on the Company’s financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$43,224

Customer relationship and other identifiable intangible assets	$19,579
Net tangible assets	3,287
Total fair value of net assets acquired	$22,866

Goodwill (not tax deductible)	$20,358

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Other Acquisitions in 2019

During fiscal 2019, the Company completed four other acquisitions totaling $28.3 million of purchase consideration, net of cash acquired, and subject to potential post-closing adjustments related to net working capital. The preliminary purchase price allocations resulted in $11.6 million of goodwill, of which $5.8 million is not deductible for tax purposes, and $9.2 million of acquired identifiable intangible assets.

The accounting for these acquisitions is incomplete at December 31, 2019. The estimated fair values of assets acquired and liabilities assumed are based on preliminary allocations and will be finalized during the respective measurement periods which will not exceed 12 months from the respective acquisition dates. As these acquisitions are not considered to have a material impact on the Company’s financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions in 2018

Smoker Craft Furniture

In November 2018, the Company acquired the business and certain assets of the furniture manufacturing operation of Smoker Craft Inc., a leading pontoon, aluminum fishing, and fiberglass boat manufacturer located in New Paris, Indiana. The purchase price was $28.1 million paid at closing. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

ST.LA. S.r.l.

In June 2018, the Company acquired 100 percent of the equity interests of ST.LA. S.r.l., a manufacturer of bed lifts and other RV components for the European caravan market, headquartered in Pontedera, Italy. The purchase price was $14.8 million, net of cash acquired, paid at closing. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

Hehr

In February 2018, the Company acquired substantially all of the business assets of Hehr International Inc., (“Hehr”), a manufacturer of windows and tempered and laminated glass for the RV, transit, specialty vehicle, and other adjacent industries, headquartered in Los Angeles, California. The purchase price was $51.5 million paid at closing. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

Taylor Made

In January 2018, the Company acquired 100 percent of the equity interests of Taylor Made Group, LLC, (“Taylor Made”), a marine supplier to boat builders and the aftermarket, as well as a key supplier to a host of other industrial end markets, headquartered in Gloversville, New York. The purchase price was $90.4 million, net of cash acquired, paid at closing. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

Acquisitions in 2017

Metallarte S.r.l.

In June 2017, the Company acquired 100 percent of the equity interests of Metallarte S.r.l., (“Metallarte”), a manufacturer of entry and compartment doors for the European caravan market located near Siena, Italy, and its subsidiary, RV Doors, S.r.l., a manufacturer of driver-side doors located near Venice, Italy. The purchase price was $14.1 million paid at closing, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

Lexington

In May 2017, the Company acquired the business and certain assets of Lexington LLC, (“Lexington”), a manufacturer of high quality seating solutions for the marine, RV, transportation, medical and office furniture industries located in Elkhart, Indiana. The purchase price was $40.1 million paid at closing. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

SessaKlein S.p.A.

In February 2017, the Company acquired 100 percent of the outstanding shares of SessaKlein S.p.A., (“SessaKlein”), a manufacturer of highly engineered side window systems for both high speed and commuter trains, located near Varese, Italy. The purchase price was $6.5 million paid at closing, net of cash acquired, plus contingent consideration based on future sales by this operation. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2017	$109,641	$14,542	$124,183
Acquisitions – 2018	50,698	5,369	56,067
Other	(82)	—	(82)
Net balance – December 31, 2018	160,257	19,911	180,168
Acquisitions – 2019	57,245	115,178	172,423
Other	(1,882)	405	(1,477)
Net balance – December 31, 2019	$215,620	$135,494	$351,114

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2019, 2018, and 2017, and concluded no goodwill impairment existed at that time. The Company plans to update its assessment as of November 30, 2020, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance as of each of December 31, 2019, 2018, and 2017 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2017.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2019	2018
OEM Segment	$164,047	$159,803
Aftermarket Segment	177,379	16,539
Other intangible assets	$341,426	$176,342

Other intangible assets consisted of the following at December 31, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$319,934	$69,008	$250,926	6	to	17
Patents	76,206	44,611	31,595	3	to	19
Trade names (finite life)	50,917	7,086	43,831	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,598	4,947	2,651	3	to	6
Other	309	173	136	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$467,251	$125,825	$341,426

The Company performed its annual impairment test for indefinite lived intangible assets as of November 30, 2019, 2018, and 2017, and concluded no impairment existed at that time.

Other intangible assets consisted of the following at December 31, 2018:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$191,919	$54,889	$137,030	6	to	16
Patents	58,787	40,079	18,708	3	to	19
Trade names (finite life)	10,885	5,507	5,378	3	to	15
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,919	4,148	2,771	3	to	6
Other	309	141	168	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$281,106	$104,764	$176,342

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2019	2018	2017
Cost of sales	$5,200	$5,350	$5,631
Selling, general and administrative expense	18,558	15,912	13,942
Amortization expense	$23,758	$21,262	$19,573

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2020	2021	2022	2023	2024
Cost of sales	$4,469	$4,393	$4,180	$3,321	$2,566
Selling, general and administrative expense	28,887	28,372	28,227	27,484	27,038
Amortization expense	$33,356	$32,765	$32,407	$30,805	$29,604

4. INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2019	2018
Raw materials	$256,850	$284,467
Work in process	23,653	12,291
Finished goods	113,104	43,857
Inventories, net	$393,607	$340,615

5. FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2019	2018	in Years
Land	$23,868	$22,962
Buildings and improvements	185,744	159,805	10 to 40
Leasehold improvements	23,012	16,132	3 to 12
Machinery and equipment	311,554	251,995	3 to 15
Furniture and fixtures	85,901	51,893	3 to 8
Construction in progress	48,288	56,447
Fixed assets, at cost	678,367	559,234
Less accumulated depreciation and amortization	312,058	236,358
Fixed assets, net	$366,309	$322,876

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2019	2018	2017
Cost of sales	$39,442	$35,656	$27,042
Selling, general and administrative expenses	12,158	10,608	7,798
Total	$51,600	$46,264	$34,840

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2019	2018
Employee compensation and benefits	$45,612	$33,835
Current portion of accrued warranty	29,898	32,180
Customer rebates	14,129	6,193
Other	42,781	26,424
Accrued expenses and other current liabilities	$132,420	$98,632

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

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2019	2018	2017
Balance at beginning of period	$46,530	$38,502	$32,393
Provision for warranty expense	30,520	31,819	25,399
Warranty liability from acquired businesses	287	760	150
Warranty costs paid	(30,170)	(24,551)	(19,440)
Balance at end of period	47,167	46,530	38,502
Less long-term portion	17,269	14,350	15,447
Current portion of accrued warranty at end of period	$29,898	$32,180	$23,055

7. RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $7.7 million, $6.8 million, and $4.2 million to this plan during the years ended December 31, 2019, 2018, and 2017, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $0.9 million, $6.9 million, and $4.9 million during the years ended December 31, 2019, 2018, and 2017, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $1.7 million, $0.2 million, and $0.2 million from the Plan during the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019 and 2018, deferred compensation of $30.3 million and $25.9 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $0.2 million and $0.4 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests approximately 99 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2019 and 2018, life insurance contract assets of $30.1 million and $22.2 million, respectively, were recorded in other assets.

8. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2019	2018
Term Loan	$300,000	$—
Revolving Credit Loan	266,214	240,060
Shelf-Loan Facility	50,000	50,000
Other	16,349	4,425
Unamortized deferred financing fees	(1,774)	(361)
	630,789	294,124
Less current portion	(17,883)	(596)
Long-term indebtedness	$612,906	$293,528

Amended Credit Agreement

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($45.0 million, or €40.0 million drawn at December 31, 2019).

On December 19, 2019, the Company entered into an Incremental Joinder and Amendment No. 1 (“Amendment No. 1”) of the Amended Credit Agreement with several banks, which provided an incremental term loan in the amount of $300.0 million, which the Company borrowed to fund a portion of the purchase price for the acquisition of CURT. The term loan is required to be repaid in an amount equal to 1.25% of original principal amount of the term loan for the first eight quarterly periods commencing March 31, 2020, and then 1.875% of the original principal amount of the term loan for each quarter thereafter, until the maturity date of December 14, 2023. In addition, Amendment No. 1 modified the credit agreement to allow the Company to request an increase to the facility of up to an additional $300.0 million as an increase to the revolving credit facility or one, or more, incremental term loan facilities upon approval of the lenders and the Company receiving certain other consents. As a result of the new incremental term loan, the total borrowing capacity under the Amended Credit Agreement was increased from $600.0 million to $900.0 million.

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.375 percent at December 31, 2019) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (1.375 percent at December 31, 2019) depending on the Company’s total net leverage ratio. At December 31, 2019 and 2018, the Company had $2.5 million and $2.2 million, respectively, in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $331.8 million at December 31, 2019.

Shelf-Loan Facility

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.8 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2019. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company further amended the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding. The Shelf-Loan Facility expires on November 11, 2022.

The Shelf-Loan Facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, additional Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company’s Series B Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential.

General

At December 31, 2019, the fair value of the Company’s long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations”).

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio and must meet certain other financial requirements. At December 31, 2019 and 2018, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s ability to incur additional indebtedness under its revolving credit facility at December 31, 2019. The remaining availability under the revolving credit facility was $481.8 million at December 31, 2019. The Company believes the availability under the revolving credit facility under the Amended Credit Agreement, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

9. INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2019	2018	2017
United States	$189,834	$191,095	$213,967
Foreign	1,580	1,257	(1,123)
Total earnings before income taxes	$191,414	$192,352	$212,844

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2019	2018	2017
Current:
Federal	$33,655	$22,297	$62,274
State and local	6,764	6,416	10,720
Foreign	1,070	1,214	158
Total current provision	41,489	29,927	73,152
Deferred:
Federal	5,923	12,478	7,614
State and local	(969)	1,639	(806)
Foreign	(1,538)	(243)	—
Total deferred provision	3,416	13,874	6,808
Provision for income taxes	$44,905	$43,801	$79,960

On December 22, 2017, the TCJA was signed into law making significant changes to the Internal Revenue Code (“IRC”). The TCJA changes included a reduction of the corporate income tax rate from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, a provision that allows for full expensing of certain qualified property, repeal of the manufacturing deduction, and further limitations on the deductibility of certain executive compensation. The TCJA contains other provisions that have not materially affected the Company, including a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, limitations on the deductibility of interest expense, and the creation of U.S. tax base erosion provisions.

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

The Company has historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates, and therefore has not recognized any U.S. deferred tax liability on those earnings. However, the TCJA change in the U.S. taxation of foreign income has led the Company to reassess its position as it relates to permanent reinvestment and it has now determined that it will only assert permanent reinvestment in its Canadian subsidiaries. The Company examined the potential liabilities related to investments in foreign subsidiaries and concluded that there is no material deferred tax liabilities that should be recorded.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2019 and 2018 and 35 percent for 2017 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2019	2018	2017
Income tax at federal statutory rate	$40,197	$40,394	$74,495
State income tax, net of federal income tax impact	4,578	6,261	6,011
Domestic production deduction	—	—	(5,511)
Share-based payment compensation excess tax benefit	(1,579)	(2,914)	(7,683)
Changes in tax law (TCJA)	—	612	13,210
Other	1,709	(552)	(562)
Provision for income taxes	$44,905	$43,801	$79,960

At December 31, 2019, the Company had domestic federal income taxes receivable of $7.1 million, domestic state income taxes receivable of $4.6 million, and foreign taxes payable of $0.5 million recorded. At December 31, 2018, the Company had domestic federal income taxes receivable of $10.2 million, domestic state income taxes receivable of $0.4 million, and foreign taxes payable of $0.6 million recorded.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2019	2018
Deferred tax assets:
Goodwill and other intangible assets	$—	$3,854
Stock-based compensation	2,290	2,956
Deferred compensation	5,976	6,710
Warranty	11,246	10,931
Inventory	8,001	6,375
Other	2,585	3,454
Lease obligation asset	25,055	822
Net operating loss and interest carryforwards	7,352	1,467
Total deferred tax assets before valuation allowance	62,505	36,569
Less: Valuation allowance	(1,662)	(1,261)
Total deferred tax assets net of valuation allowance	60,843	35,308
Deferred tax liabilities:
Lease obligation liability	(24,368)	—
Fixed assets	(27,898)	(24,360)
Intangible assets	(44,317)	(8,501)
Total deferred tax liabilities	(96,583)	(32,861)

Net deferred tax (liabilities) assets	$(35,740)	$2,447

At December 31, 2019 and 2018, the Company had net foreign deferred tax liabilities of $9.7 million and $8.5 million, respectively, related to goodwill and other intangible assets included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2019, the Company had deferred tax assets recorded related to foreign net operating losses and tax credit carryforwards of $2.6 million, net. This includes $1.7 million related to UK entities and $0.9 million related to Italian entities. The net operating losses and tax credit carryforwards have indefinite lives.

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $1.7 million and $1.3 million, respectively. The valuation allowance at 2019 and 2018 was related to net operating losses and tax credit carryforwards related to the UK entities. The net change in the total valuation allowance for the year ended December 31, 2019 was an increase of $0.4 million. The increase in the valuation allowance relates to the current year losses in the UK. Based upon historical results and estimated future results, it is the judgment of management that these tax carryforward attributes related to the UK entities are not likely to be realized.

As of December 31, 2019, the Company had a domestic deferred tax asset recorded related to net operating losses acquired during the year of $0.3 million which will begin to expire as of December 31, 2029. Additionally, the Company had a domestic deferred tax asset recorded related to interest expense limitation of $4.4 million net, which has an indefinite life carry forward. No valuation allowance has been established against these net operating losses and interest carryforwards as they are more likely than not to be realized prior to expiration. Certain tax attributes are subject to annual limitations as defined under Internal Revenue Code Section 382 as a result of the stock acquisitions in 2019.

The Company has concluded it is more likely than not that it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2019	2018	2017
Balance at beginning of period	$4,325	$4,145	$3,747
Changes in tax positions of prior years	480	114	(174)
Additions based on tax positions related to the current year	4,288	802	1,255
Payments	—	—	(211)
Closure of tax years	(879)	(736)	(472)
Balance at end of period	$8,214	$4,325	$4,145

In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $0.4 million, $0.2 million, and $0.2 million at December 31, 2019, 2018, and 2017, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $7.9 million, $3.9 million, and $3.7 million at December 31, 2019, 2018, and 2017, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. federal and state income tax purposes, tax years 2018, 2017, and 2016 remain subject to examination.

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

10. LEASES

The Company leases certain manufacturing and distribution facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The operating leases have remaining terms of up to 12 years and some leases include options to purchase, terminate, or extend for one or more years. The options are included in the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are recognized in lease expense on a straight-line basis over the lease term and not recorded on the Consolidated Balance Sheet.

The Company uses its incremental borrowing rate based on information available at lease inception in determining the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate based on applicable lease terms and the current economic environment.

Certain of the Company’s lease arrangements contain lease components (such as minimum rent payments) and non-lease components (such as common-area or other maintenance costs and taxes). The Company generally accounts for each component separately based on the estimated standalone price of each component. Some of the Company’s lease arrangements include rental payments that are adjusted periodically for an index rate. These leases are initially measured using the projected payments in effect at the inception of the lease. Certain of the Company’s leased semi-tractors, trailers, and forklifts include variable costs for usage or mileage. Such variable costs are expensed as incurred and included in the variable lease cost item noted in the table below. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. The components of lease cost for the year ended December 31, 2019 were as follows:

(in thousands)
Operating lease cost	$21,899
Short-term lease cost	2,611
Variable lease cost	1,781
Total lease cost	$26,291

Rent expense for operating leases was $24.2 million and $15.2 million for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under operating leases as of December 31, 2019 were as follows:

(in thousands)
Year Ending December 31,
2020	$26,764
2021	23,042
2022	17,031
2023	11,951
2024	10,477
Thereafter	33,077
Total future minimum lease payments (a)	122,342
Less: Interest	(20,801)
Present value of operating lease liabilities	$101,541

(a) Refer to the Company’s 2018 Annual Report on Form 10-K for disclosure of future minimum lease payments at December 31, 2018 under ASC Topic 840, the accounting standard applicable to leases prior to the adoption of Topic 842.

At December 31, 2019, the Company’s operating leases had a weighted-average remaining lease term of 6.6 years and a weighted-average discount rate of 5.5 percent.

Cash Flows

The initial right-of-use assets of $66.4 million were recognized as non-cash asset additions upon adoption of Topic 842. Additional right-of use assets of $50.5 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the twelve months ended December 31, 2019, which includes $34.3 million of right-of-use assets from acquisitions. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $21.8 million for the twelve months ended December 31, 2019.

Finance Leases

The Company has various leases classified as finance leases, which are included in fixed assets, net and long-term indebtedness on the Consolidated Balance Sheets. These leases were not material to the Consolidated Financial Statements as of December 31, 2019.

Lessor

The Company has various lease arrangements to lease office space and other real estate under which the Company is the lessor. These leases are classified as operating leases and income associated with these leases is not material.

11. COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2019 and 2018, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 11.4 percent and 12.1 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2019	2018	2017
Balance at beginning of period	$7,302	$12,545	$9,241
Acquisitions	—	43	7,288
Payments	(10)	(4,803)	(7,682)
Accretion (a)	792	951	1,652
Fair value adjustments (a) (b)	(3,691)	(944)	1257
Net foreign currency translation adjustment	3	(490)	789
Balance at end of the period (c)	4,396	7,302	12,545
Less current portion in accrued expenses and other current liabilities	(2,351)	(17)	(4,658)
Total long-term portion in other long-term liabilities	$2,045	$7,285	$7,887

g.Recorded in selling, general and administrative expenses in the Consolidated Statements of Income.
h.Includes adjustments to assumptions on weighted average cost of capital and relevant sales projections.
i.Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of December 31, 2019 were $5.6 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

In August 2019, the Company and Furrion agreed to terminate the agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion is responsible for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion has agreed to purchase from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At December 31, 2019, the Company had receivables of $40.0 million recorded for purchases of inventory stock by Furrion.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2019, would not be material to the Company’s financial position or annual results of operations.

12. STOCKHOLDERS’ EQUITY

Dividends

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31, 2019, 2018, and 2017:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2017	$0.50	03/06/17	03/17/17	$12,442
Second Quarter 2017	0.50	05/19/17	06/02/17	12,445
Third Quarter 2017	0.50	08/18/17	09/01/17	12,459
Fourth Quarter 2017	0.55	11/17/17	12/01/17	13,711
Total 2017	$2.05			$51,057

First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Third Quarter 2018	0.60	08/31/18	09/14/18	15,129
Fourth Quarter 2018	0.60	11/26/18	12/07/18	15,156
Total 2018	$2.35			$59,270

First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Third Quarter 2019	0.65	09/06/19	09/20/19	16,267
Fourth Quarter 2019	0.65	12/06/19	12/20/19	16,280
Total 2019	$2.55			$63,813

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

The number of shares available for future awards under the 2018 Plan and 2011 Plan, as applicable, was 1,361,748, 1,570,274, and 737,689 at December 31, 2019, 2018, and 2017, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2019	2018	2017
Deferred and restricted stock units	$14,342	$12,427	$10,696
Restricted stock	—	590	1,191
Stock awards	1,735	1,048	8,149
Stock-based compensation expense	$16,077	$14,065	$20,036

Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses. In addition, the Company issued deferred stock units to certain executive officers in lieu of cash for a portion of prior year incentive compensation, in accordance with their compensation arrangements, of $6.9 million, for the year ended December 31, 2017.

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2016	506,447	$50.00
Issued	68,340	108.61
Granted	95,079	109.50
Dividend equivalents	9,799	104.12
Forfeited	(3,094)	72.96
Vested	(227,516)	40.39
Outstanding at December 31, 2017	449,055	$72.55
Issued	5,354	106.10
Granted	101,650	103.20
Dividend equivalents	8,036	89.66
Forfeited	(9,557)	76.71
Vested	(290,132)	74.83
Outstanding at December 31, 2018	264,406	$83.84
Issued	6,073	89.82
Granted	252,068	81.07
Dividend equivalents	10,243	89.65
Forfeited	(9,079)	89.67
Vested	(177,563)	69.65
Outstanding at December 31, 2019	346,148	$87.54

As of December 31, 2019, there was $18.3 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.4 years.

Stock Awards and Performance Stock Units

The 2011 Plan provided for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions. Transactions under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2016	232,622	$55.60
Granted	103,382	90.36
Dividend equivalents	5,249	104.93
Vested	(69,434)	51.20
Outstanding at December 31, 2017	271,819	$70.29
Issued	5,641	106.10
Granted	111,246	106.10
Dividend equivalents	6,280	90.47
Forfeited	(71,618)	86.65
Vested	(136,000)	64.32
Outstanding at December 31, 2018	187,368	$91.39
Granted	48,995	78.11
Dividend equivalents	3,658	67.03
Forfeited	(8,459)	106.10
Vested	(102,434)	77.93
Outstanding at December 31, 2019	129,128	$96.21

As of December 31, 2019, there was $2.9 million of total unrecognized compensation cost related to outstanding stock awards and PSUs, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2019	2018	2017
Weighted average shares outstanding for basic earnings per share	24,998	25,178	25,020
Common stock equivalents pertaining to stock-based awards	95	285	355
Weighted average shares outstanding for diluted earnings per share	25,093	25,463	25,375

The weighted average diluted shares outstanding for the years ended December 31, 2019, 2018, and 2017, exclude the effect of 122,775, 94,747, and 104,073 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

Stock Repurchase Program

On October 31, 2018, the Company’s Board of Directors authorized a new stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three-year period. The timing of stock repurchases and the number of shares repurchased will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended or terminated at any time by the Board of Directors.

In 2018, the Company purchased 402,570 shares at a weighted average price of $71.28 per share, totaling $28.7 million. There were no share repurchases for the year ended December 31, 2019.

13. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at
December 31:

	2019				2018
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$4,396	$—	$—	$4,396	$7,302	$—	$—	$7,302
Derivative liabilities	679	—	679	—	1,108	—	1,108	—

The Company did not have any assets measured at fair value on a recurring basis at December 31, 2019 or 2018.

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

At December 31, 2019, the Company had six commodity swap derivative instruments for a total of 11.2 million pounds of steel used to hedge its commodity price risk on a portion of the exposure to movements associated with steel costs. These derivatives expire at various dates through April 2020, at an average steel price of $0.37 per pound. These derivatives are designated and qualify as cash flow hedges of commodity price risk; therefore, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period during which the hedged transactions affects earnings within the same income statement line item as the earnings effect of the hedged transaction. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of the reporting period. At December 31, 2019, the $0.7 million corresponding liability was recorded in accrued expenses and other current liabilities as reflected in the Consolidated Balance Sheets.

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

The OEM Segment, which accounted for 88 percent, 91 percent, and 92 percent of consolidated net sales for each of the years ended December 31, 2019, 2018, and 2017, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 61 percent, 64 percent, and 71 percent of the Company’s OEM Segment net sales in 2019, 2018, and 2017, respectively, were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 12 percent, 9 percent, and 8 percent of consolidated net sales for each of the years ended December 31, 2019, 2018, and 2017, respectively, supplies engineered components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims, biminis, covers, buoys, and fenders to the marine industry, and towing products and truck accessories.

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

The following tables presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers for the years ended December 31:

		2019
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,264,404	$12,314	$1,276,718
Motorhomes	110,405	45,218	155,623
Adjacent Industries OEMs	587,521	72,039	659,560
Total OEM Segment net sales	1,962,330	129,571	2,091,901
Aftermarket Segment:
Total Aftermarket Segment net sales	263,382	16,199	279,581
Total net sales	$2,225,712	$145,770	$2,371,482

		2018
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,431,574	$9,156	$1,440,730
Motorhomes	143,488	43,809	187,297
Adjacent Industries OEMs	574,100	40,489	614,589
Total OEM Segment net sales	2,149,162	93,454	2,242,616
Aftermarket Segment:
Total Aftermarket Segment net sales	222,588	10,603	233,191
Total net sales	$2,371,750	$104,057	$2,475,807

		2017
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,403,079	$2,904	$1,405,983
Motorhomes	138,895	20,522	159,417
Adjacent Industries OEMs	398,919	12,304	411,223
Total OEM Segment net sales	1,940,893	35,730	1,976,623
Aftermarket Segment:
Total Aftermarket Segment net sales	160,637	10,510	171,147
Total net sales	$2,101,530	$46,240	$2,147,770

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

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Subtotal	and Other	Total

2019
Net sales to external customers (a)	$2,091,901	$279,581	$2,371,482	$—	$2,371,482
Operating profit (b)	165,290	34,920	200,210	—	200,210
Total assets (c)	1,167,899	595,688	1,763,587	99,008	1,862,595
Expenditures for long-lived assets (d)	166,331	302,857	469,188	—	469,188
Depreciation and amortization	70,136	5,222	75,358	—	75,358

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Subtotal	and Other	Total

2018
Net sales to external customers (a)	$2,242,616	$233,191	$2,475,807	$—	$2,475,807
Operating profit (b)	167,459	31,329	198,788	—	198,788
Total assets (c)	1,034,254	129,776	1,164,030	79,863	1,243,893
Expenditures for long-lived assets (d)	247,895	20,544	268,439	—	268,439
Depreciation and amortization	63,447	4,079	67,526	—	67,526
2017
Net sales to external customers (a)	$1,976,623	$171,147	$2,147,770	$—	$2,147,770
Operating profit (b)	190,276	24,005	214,281	—	214,281
Total assets (c)	785,926	76,309	862,235	83,623	945,858
Expenditures for long-lived assets (d)	148,570	4,875	153,445	—	153,445
Depreciation and amortization	50,751	3,662	54,413	314	54,727
(a)  Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 27 percent, 31 percent, and 38 percent of the Company’s consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 21 percent, 23 percent, and 25 percent of the Company’s consolidated net sales for the years ended December 31, 2019, 2018, and 2017, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2019, 2018, and 2017.
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
(d)  Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $395.6 million, $150.9 million, and $65.0 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2019, 2018, and 2017, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2019	2018	2017
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$796,434	$908,065	$914,397
Windows and doors	585,464	615,644	424,625
Furniture and mattresses	342,691	380,514	342,680
Axles and suspension solutions	129,471	122,897	123,513
Other	237,841	215,496	171,408
Total OEM Segment net sales	2,091,901	2,242,616	1,976,623
Total Aftermarket Segment net sales	279,581	233,191	171,147
Total net sales	$2,371,482	$2,475,807	$2,147,770

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Interim unaudited financial information follows:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2019
Net sales	$592,172	$629,068	$586,221	$564,021	$2,371,482
Gross profit	132,594	148,653	135,473	122,482	539,202
Income before income taxes	45,248	63,558	47,253	35,355	191,414
Net income	34,366	47,527	35,809	28,807	146,509

Net income per common share:
Basic	$1.38	$1.90	$1.43	$1.15	$5.86
Diluted	$1.38	$1.89	$1.42	$1.14	$5.84

Stock market price:
High	$86.13	$97.77	$95.52	$109.79	$109.79
Low	$64.70	$75.59	$92.93	$87.15	$64.70
Close (at end of quarter)	$76.82	$90.00	$91.85	$107.13	$107.13

Year ended December 31, 2018
Net sales	$650,492	$684,455	$604,244	$536,616	$2,475,807
Gross profit	140,733	150,456	125,901	103,254	520,344
Income before income taxes	58,719	62,428	43,633	27,572	192,352
Net income	47,336	47,224	33,812	20,179	148,551

Net income per common share:
Basic	$1.88	$1.87	$1.34	$0.80	$5.90
Diluted	$1.86	$1.86	$1.33	$0.80	$5.83

Stock market price:
High	$132.30	$104.90	$102.23	$80.89	$132.30
Low	$99.46	$80.95	$98.40	$59.68	$59.68
Close (at end of quarter)	$104.15	$90.15	$69.35	$66.80	$66.80

The sum of per share amounts for the four quarters may not equal the total per share amounts for the year as a result of changes in the weighted average common shares outstanding or rounding.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. The Company continually evaluates its disclosure controls and procedures to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

As of the end of the period covered by this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

(a) Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for the preparation and integrity of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K. We are also responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the Consolidated Financial Statements, as well as to safeguard assets from unauthorized use or disposition. The Company continually evaluates its system of internal control over financial reporting to determine if changes are appropriate based upon changes in the Company’s operations or the business environment in which it operates.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

During 2019, the Company completed the CURT Acquisition Holdings, Inc. (CURT), Lewmar Marine Ltd. (Lewmar), Rodan Enterprises, LLC (SureShade), Ciesse Holdings S.r.l (Ciesse), Lavet S.r.l. (Lavet), and Femto Engineering S.r.l. (Femto) acquisitions, which contributed $65.4 million of net sales for the year ended December 31, 2019. Total assets from these acquisitions as of December 31, 2019 were $568 million. As the CURT, Lewmar, SureShade, Ciesse, Lavet, and Femto acquisitions occurred in the year ended December 31, 2019, the scope of the Company’s evaluation of the effectiveness of internal control over financial reporting does not include CURT, Lewmar, SureShade, Ciesse, Lavet, and Femto. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.

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

(b) Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. “Financial Statements and Supplementary Data.”

(c) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2019, the Company implemented controls to support the adoption of ASU 2016-02, Leases (Topic 842). There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company began implementation of a new enterprise resource planning (“ERP”) system in late 2013. To date, 34 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the Company’s directors, executive officers and corporate governance is incorporated by reference from the information contained under the proposal entitled “Election of Directors” and under the caption “Corporate Governance and Related Matters – Board Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2020 (the “2020 Proxy Statement”) and from the information contained under “Information About our Executive Officers” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Voting Securities – Delinquent Section 16(a) Reports” in the Company’s 2020 Proxy Statement.

The Company has adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charters and Key Practices, as applicable, of the Company’s Audit Committee, Risk Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Strategy and Acquisition Committee, are available on the Company’s website at www.lci1.com/investors. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, LCI Industries, 3501 County Road 6 East, Elkhart, Indiana 46514.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the captions “Executive Compensation,” “Director Compensation,” “CEO Pay Ratio,” and “Transactions with Related Persons - Compensation Committee Interlocks and Insider Participation” in the Company’s 2020 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained under the captions “Voting Securities – Principal Holders of Voting Securities” and “Voting Securities – Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained under the captions “Transactions with Related Persons” and “Corporate Governance and Related Matters – Board of Directors and Director Independence” in the Company’s 2020 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the proposal entitled “Ratification of Appointment of Auditors – Fees for Independent Auditors” in the Company’s 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed:
(1) Financial Statements.
(2) Exhibits. See Item 15 (b) - “List of Exhibits” incorporated herein by reference.
(b) Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 21, 2019, by and amoung Lippert Components, Inc., Curt Acquisition Holdings, LLC and Curt Acquisition Holdings, Inc. (incorporated by reference to Exhibit 2.1 included in the Registrant's Form 8-K filed November 22, 2019).
3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant's Form 10-K for the year ended December 31, 2016).
3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
4.1*	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.
10.221†	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.231†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.259†	LCI Industries Equity Award and Incentive Plan, As Amended and Restated (incorporated by reference to Appendix A included in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014).
10.294†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.296†	Form of Performance Stock Award (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed March 4, 2015).
10.297†	Form of Deferred Stock Award (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed March 4, 2015).

Exhibit Number	Description
10.305	Fourth Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc. and certain subsidiaries thereof, in favor of JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed May 3, 2016).
10.306	Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).
10.307	Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).
10.308	Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).
10.311	Second Amended and Restated Parent Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.9 included in the Registrant's Form 8-K filed May 3, 2016).
10.312	Second Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries (other than Lippert Components, Inc.) of Drew Industries Incorporated, in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.10 included in the Registrant's Form 8-K filed May 3, 2016).
10.313	Second Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Manufacturing, Inc. and the other Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the benefit of the Noteholders (incorporated by reference to Exhibit 10.11 included in the Registrant's Form 8-K filed May 3, 2016).
10.314	Second Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Lippert Components, Inc., Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.12 included in the Registrant's Form 8-K filed May 3, 2016).
10.315	Second Amended and Restated Collateral Agency Agreement dated as of April 27, 2016, by and among Lippert Components, Inc. and PGIM, Inc. and the Noteholders thereto from time to time, and JPMorgan Chase Bank, N.A. as collateral agent for the Noteholders (incorporated by reference to Exhibit 10.13 included in the Registrant's Form 8-K filed May 3, 2016).
10.316	Third Amended and Restated Intercreditor Agreement dated as of April 27, 2016 by and among PGIM, Inc. and Affiliates, JPMorgan Chase Bank, N.A. (as Administrative Agent, as Credit Agreement Collateral Agent and Notes Collateral Agent) (incorporated by reference to Exhibit 10.14 included in the Registrant's Form 8-K filed May 3, 2016).
10.318†	Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).
10.320†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.325†	LCI Industries Performance Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (ROIC) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed March 5, 2018).
10.326†	LCI Industries Performance Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (EPS) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 5, 2018).

Exhibit Number	Description
10.327†	LCI Industries Restricted Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (Executive Officers) (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed March 5, 2018).
10.328†	LCI Industries Restricted Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (Directors) (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed March 5, 2018).
10.329†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).
10.330†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed May 29, 2018).
10.331†	Form of Performance Stock Unit Award Agreement (EPS) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed May 29, 2018).
10.332†	Form of Performance Stock Unit Award Agreement (ROIC) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed May 29, 2018).
10.333†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).
10.334†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.335†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.336†	Separation and General Release Agreement, dated as of November 16, 2018, by and between Lippert Components, Inc. and Scott T. Mereness (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 19, 2018).
10.337	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2018).
10.346†	Form of 2019 Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed March 12, 2019).
10.347†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed March 12, 2019).
10.348†	Form of Extension Agreement with certain officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 12, 2019).
10.349	Form of Series B Note of Lippert Components, Inc. issued pursuant to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed April 2, 2019).
10.350†	LCI Industries 2019 Annual Incentive Program (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.351†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q/A filed June 21, 2019).

Exhibit Number	Description
10.352†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.353	Fifth Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 11, 2019, by and among PGIM, Inc. and certain of its affiliates, Lippert Components, Inc., guaranteed by LCI Industries (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 14, 2019).
10.354	Incremental Joinder and Amendment No. 1, dated as of December 19, 2019, among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., LCI Industries Pte. Ltd., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2019).
10.355*	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders, as amended by Incremental Joinder and Amendment No. 1, dated as of December 19, 2019.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith
†Denotes a management contract or compensation plan or arrangement

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2020	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
Jason D. Lippert
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

Date	Signature	Title

February 27, 2020	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 27, 2020	By: /s/ Brian M. Hall (Brian M. Hall)	Chief Financial Officer (principal financial officer)

February 27, 2020	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	Corporate Controller and VP of Finance (principal accounting officer)

February 27, 2020	By: /s/ James F. Gero (James F. Gero)	Chairman of the Board of Directors

February 27, 2020	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 27, 2020	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 27, 2020	By: /s/ Ronald Fenech (Ronald Fenech)	Director

February 27, 2020	By: /s/ Tracy D. Graham (Tracy D. Graham)	Director

February 27, 2020	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 27, 2020	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 27, 2020	By: /s/ David A. Reed (David A. Reed)	Director

February 27, 2020	By: /s/ John A. Sirpilla (John A. Sirpilla)	Director