Form 10-Q
period 2020-03-31
LCI INDUSTRIES
filed 2020-05-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 30, 2020) was 25,135,528 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands, except per share amounts)

Net sales	$659,670	$592,172
Cost of sales	501,065	459,578
Gross profit	158,605	132,594
Selling, general and administrative expenses	114,339	84,839
Operating profit	44,266	47,755
Interest expense, net	5,197	2,507
Income before income taxes	39,069	45,248
Provision for income taxes	10,855	10,882
Net income	$28,214	$34,366

Net income per common share:
Basic	$1.13	$1.38
Diluted	$1.12	$1.38

Weighted average common shares outstanding:
Basic	25,075	24,914
Diluted	25,143	24,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands)

Net income	$28,214	$34,366
Other comprehensive income (loss):
Net foreign currency translation adjustment	(4,740)	(1,175)
Unrealized gain (loss) on fair value of derivative instruments	1,200	(153)
Total comprehensive income	$24,674	$33,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2020	2019
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$97,999	$35,359
Accounts receivable, net of allowances of $4,568 and $3,144 at March 31, 2020 and December 31, 2019, respectively	280,952	199,976
Inventories, net	350,514	393,607
Prepaid expenses and other current assets	39,934	41,849
Total current assets	769,399	670,791
Fixed assets, net	372,113	366,309
Goodwill	399,360	351,114
Other intangible assets, net	377,932	341,426
Operating lease right-of-use assets	101,968	98,774
Other assets	30,441	34,181
Total assets	$2,051,213	$1,862,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$18,299	$17,883
Accounts payable, trade	137,792	99,262
Current portion of operating lease obligations	23,389	21,693
Accrued expenses and other current liabilities	120,557	132,420
Total current liabilities	300,037	271,258
Long-term indebtedness	750,519	612,906
Operating lease obligations	81,871	79,848
Deferred taxes	47,600	35,740
Other long-term liabilities	63,383	62,171
Total liabilities	1,243,410	1,061,923

Stockholders’ equity
Common stock, par value $.01 per share	282	281
Paid-in capital	211,559	212,485
Retained earnings	656,541	644,945
Accumulated other comprehensive (loss) income	(2,417)	1,123
Stockholders’ equity before treasury stock	865,965	858,834
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	807,803	800,672
Total liabilities and stockholders’ equity	$2,051,213	$1,862,595

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(In thousands)
Cash flows from operating activities:
Net income	$28,214	$34,366
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	24,614	18,449
Stock-based compensation expense	3,295	3,733
Other non-cash items	(2,231)	611
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(74,776)	(57,753)
Inventories, net	40,883	16,052
Prepaid expenses and other assets	6,350	10,268
Accounts payable, trade	31,878	11,581
Accrued expenses and other liabilities	(13,468)	15,278
Net cash flows provided by operating activities	44,759	52,585
Cash flows from investing activities:
Capital expenditures	(7,955)	(24,442)
Acquisitions of businesses, net of cash acquired	(95,766)	—
Other investing activities	1,972	61
Net cash flows used in investing activities	(101,749)	(24,381)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(4,517)	(6,348)
Proceeds from revolving credit facility borrowings	247,154	175,660
Repayments under revolving credit facility borrowings	(102,330)	(182,720)
Repayments under term loan borrowings	(3,750)	—
Payment of dividends	(16,321)	(14,999)
Other financing activities	(391)	(157)
Net cash flows provided by (used in) financing activities	119,845	(28,564)
Effect of exchange rate changes on cash and cash equivalents	(215)	(251)
Net increase (decrease) in cash and cash equivalents	62,640	(611)
Cash and cash equivalents at beginning of period	35,359	14,928
Cash and cash equivalents at end of period	$97,999	$14,317

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,536	$2,394
Cash (received) paid during the period for income taxes, net of refunds	$(73)	$59
Purchase of property and equipment in accrued expenses	$2,459	$1,202

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2018	$280	$203,246	$563,496	$(2,605)	$(58,162)	$706,255
Net income	—	—	34,366	—	—	34,366
Issuance of 137,040 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,349)	—	—	—	(6,348)
Stock-based compensation expense	—	3,733	—	—	—	3,733
Other comprehensive loss	—	—	—	(1,328)	—	(1,328)
Cash dividends ($0.60 per share)	—	—	(14,999)	—	—	(14,999)
Dividend equivalents on stock-based awards	—	304	(304)	—	—	—
Balance - March 31, 2019	$281	$200,934	$582,559	$(3,933)	$(58,162)	$721,679

Balance - December 31, 2019	$281	$212,485	$644,945	$1,123	$(58,162)	$800,672
Net income	—	—	28,214	—	—	28,214
Issuance of 87,833 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,518)	—	—	—	(4,517)
Stock-based compensation expense	—	3,295	—	—	—	3,295
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)
Cash dividends ($0.65 per share)	—	—	(16,321)	—	—	(16,321)
Dividend equivalents on stock-based awards	—	297	(297)	—	—	—
Balance - March 31, 2020	$282	$211,559	$656,541	$(2,417)	$(58,162)	$807,803

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company,” "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At March 31, 2020, the Company operated over 90 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs, and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the COVID-19 pandemic and related impacts. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal, but may be different in 2020 and future years as a result of the COVID-19 pandemic and related impacts.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency related to COVID-19. The pandemic has caused significant uncertainty and disruption in the global economy and financial markets.

On March 25, 2020, the Company issued a press release providing a business update regarding COVID-19, including that it was temporarily suspending production at select manufacturing facilities across North America and Europe. The temporary suspension of production was made on a plant-by-plant basis, consistent with government mandates or due to customer closures. Production at facilities considered essential continued, utilizing reduced staff in conjunction with heightened cleaning and sanitation processes. On April 8, 2020, the Company issued a press release with additional business updates related to COVID-19, including cost savings and cash preservation measures that it had taken, including temporary executive salary and director retainer reductions, rightsizing its workforce to match demand levels, delaying certain capital expenses and reducing or eliminating non-critical business expenses, initiating temporary hiring freezes in all locations and furloughs for non-critical team members, lease payment deferrals, postponing merit increases for salaried employees until the end of the fiscal year, and engaging with banking partners regarding options relative to future financial liquidity. Additionally, the April 8 press release announced community support initiatives including donations of personal protective equipment and other supplies throughout local communities, manufacturing medical face shields used by doctors and nurses in Italy, and the establishment of a temporary emergency fund to aid team members who have faced personal and financial difficulties due to the COVID-19 pandemic.

The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020 to meet the demand requirements of its customers. While the Company expects the COVID-19 pandemic to continue to negatively impact its results of operations, the extent to which COVID-19 may impact the Company's liquidity, financial condition, and results of operations is uncertain.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2019 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance.

Recently adopted accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this ASU effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable forecasts. This ASU replaced the previous incurred loss model and is applicable to the measurement of credit losses on financial assets, including

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
trade receivables. The Company adopted this ASU effective January 1, 2020 using the modified retrospective transition method. The adoption did not have a material impact on the Company's consolidated financial statements.

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed in the First Quarter of 2020

Polyplastic

In January 2020, the Company acquired 100 percent of the equity interests of Polyplastic Group B.V. (with its subsidiaries “Polyplastic”), a premier window supplier to the caravanning industry, headquartered in Rotterdam, Netherlands. The purchase price was $95.8 million, net of cash acquired, plus contingent consideration up to $7.7 million, based on future sales by this operation. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment. As the acquisition of Polyplastic is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The Company is validating account balances and finalizing the valuation for customer relationship and other identifiable intangible assets and net tangible assets. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$95,766
Contingent consideration	2,796
Total fair value of consideration given	$98,562

Customer relationship and other identifiable intangible assets	$53,674
Net tangible assets	7,234
Total fair value of net assets acquired	$60,908

Goodwill (not tax deductible)	$37,654

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Acquisitions with Measurement Period Adjustments in the First Quarter of 2020

CURT

In December 2019, the Company acquired 100 percent of the equity interests of CURT Acquisition Holdings, Inc. (with its subsidiaries “CURT”), a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket, headquartered in Eau Claire, Wisconsin. The purchase price was $337.6 million, net of cash acquired, and is subject to potential post-closing adjustments related to net working capital, which are not expected to be material. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s Aftermarket Segment.

During the three months ended March 31, 2020, the Company adjusted the preliminary purchase price allocation reported at December 31, 2019 to account for updates to assumptions and estimates related to the fair value of intangible assets and inventories. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. As of March 31, 2020, the valuation of amounts subject to net working capital adjustments are not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2019	Measurement Period Adjustments	As Adjusted at March 31, 2020
Cash consideration, net of cash acquired	$337,640	$—	$337,640

Assets Acquired
Accounts receivable	$28,611	$—	$28,611
Inventories	88,765	(6,648)	82,117
Fixed assets	24,036	—	24,036
Customer relationship	112,000	(7,800)	104,200
Tradename and other identifiable intangible assets	37,705	(300)	37,405
Operating lease right-of-use assets	27,925	—	27,925
Other tangible assets	4,060	(497)	3,563
Liabilities Assumed
Accounts payable	(18,577)	—	(18,577)
Current portion of operating lease obligations	(5,360)	—	(5,360)
Accrued expenses and other current liabilities	(10,002)	—	(10,002)
Operating lease obligations	(22,565)	—	(22,565)
Deferred taxes	(31,877)	1,752	(30,125)
Total fair value of net assets acquired	$234,721	$(13,493)	$221,228

Goodwill (not tax deductible)	$102,919	$13,493	$116,412

The fair values of the customer relationship and tradename intangible assets are being amortized over their estimated useful lives of 16 years and 20 years, respectively. The fair values of these assets were determined using a discounted cash flow model, which is a level 3 input in the fair value hierarchy. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Lewmar Marine Ltd.

In August 2019, the Company acquired 100 percent of the equity interests of Lewmar Marine Ltd. and related entities (collectively, “Lewmar”), a supplier of leisure marine equipment, headquartered in Havant, United Kingdom. The purchase price was $43.2 million, net of cash acquired. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date in the Company’s OEM Segment and Aftermarket Segment. As the acquisition of Lewmar is not considered to have a material impact on the Company’s financial statements, pro forma results of operations and other disclosures are not presented.

During the three months ended March 31, 2020, the Company adjusted the preliminary purchase price allocation reported at December 31, 2019 to account for updates to assumptions and estimates related to the fair value of intangible assets and inventories. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. As of March 31, 2020, the valuations of customer relationships, other intangible assets, and fixed assets are not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2019	Measurement Period Adjustments	As Adjusted at March 31, 2020
Cash consideration, net of cash acquired	$43,224	$—	$43,224

Customer relationship and other identifiable intangible assets	$19,580	$2,170	$21,750
Net tangible assets	3,286	(705)	2,581
Total fair value of net assets acquired	$22,866	$1,465	$24,331

Goodwill (not tax deductible)	$20,358	$(1,465)	$18,893

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2019	$215,620	$135,494	$351,114
Acquisitions – 2020	37,654	—	37,654
Measurement period adjustments	(586)	12,613	12,027
Foreign currency translations	(1,152)	(283)	(1,435)
Net balance – March 31, 2020	$251,536	$147,824	$399,360

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$344,078	$75,473	$268,605	6	to	16
Patents	87,989	45,970	42,019	3	to	19
Trade names (finite life)	60,823	8,284	52,539	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,598	5,244	2,354	3	to	6
Other	309	181	128	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$513,084	$135,152	$377,932

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other intangible assets consisted of the following at December 31, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$319,934	$69,008	$250,926	6	to	16
Patents	76,206	44,611	31,595	3	to	19
Trade names (finite life)	50,917	7,086	43,831	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,598	4,947	2,651	3	to	6
Other	309	173	136	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$467,251	$125,825	$341,426

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2020	2019
Raw materials	$222,732	$256,850
Work in process	17,307	23,653
Finished goods	110,475	113,104
Inventories, net	$350,514	$393,607

5. FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2020	2019
Fixed assets, at cost	$697,531	$678,367
Less accumulated depreciation and amortization	325,418	312,058
Fixed assets, net	$372,113	$366,309

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2020	2019
Employee compensation and benefits	$31,479	$45,612
Current portion of accrued warranty	28,643	29,898
Customer rebates	14,133	14,129
Other	46,302	42,781
Accrued expenses and other current liabilities	$120,557	$132,420

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s (i) historical warranty costs, (ii) current trends,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the three months ended March 31:

(In thousands)	2020	2019
Balance at beginning of period	$47,167	$46,530
Provision for warranty expense	5,879	9,616
Warranty costs paid	(6,603)	(6,734)
Balance at end of period	46,443	49,412
Less long-term portion	17,800	14,550
Current portion of accrued warranty at end of period	$28,643	$34,862

7. LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	March 31,	December 31,
(In thousands)	2020	2019
Revolving Credit Loan	$408,310	$266,214
Term Loan	296,250	300,000
Shelf-Loan Facility	50,000	50,000
Other	15,903	16,349
Unamortized deferred financing fees	(1,645)	(1,774)
	768,818	630,789
Less current portion	(18,299)	(17,883)
Long-term indebtedness	$750,519	$612,906

Amended Credit Agreement

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($138.3 million, or €126.0 million drawn at March 31, 2020).

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

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.4 percent at March 31, 2020) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 1.000 percent to 1.625 percent (1.000 percent at March 31, 2020) depending on the Company’s total net leverage ratio. At March 31, 2020, the Company had $2.7 million in

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $191.7 million at March 31, 2020.

Shelf-Loan Facility

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended and restated, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2020. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. On March 31, 2020, the Company entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. The Shelf-Loan Facility expires on November 11, 2022.

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

General

At March 31, 2020, the fair value of the Company’s long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries.

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2020, the Company was in compliance with all such requirements.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined. This limitation did not impact the Company’s ability to incur additional indebtedness under its revolving credit facility at March 31, 2020. The remaining availability under the revolving credit facility and Shelf-Loan Facility was $341.7 million at March 31, 2020. The Company believes the availability under the revolving credit facility and Shelf-Loan Facility, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

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

Certain of the Company’s lease arrangements contain lease components (such as minimum rent payments) and non-lease components (such as common-area or other maintenance costs and taxes). The Company generally accounts for each component separately based on the estimated standalone price of each component. Some of the Company’s lease arrangements include rental payments that are adjusted periodically for an index rate. These leases are initially measured using the projected

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
payments in effect at the inception of the lease. Certain of the Company’s leased semi-tractors, trailers, and forklifts include variable costs for usage or mileage. Such variable costs are expensed as incurred and included in the variable lease cost item noted in the table below. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. The components of lease cost for the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$7,822	$4,909
Short-term lease cost	878	798
Variable lease cost	621	406
Total lease cost	$9,321	$6,113

9. COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain performance targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2020, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 11.4 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31, 2020:

(In thousands)
Balance at beginning of period	$4,396
Acquisitions	2,796
Payments	(3)
Accretion (a)	237
Fair value adjustments (a) (b)	30
Net foreign currency translation adjustment	(123)
Balance at end of the period (c)	7,333
Less current portion in accrued expenses and other current liabilities	(5,244)
Total long-term portion in other long-term liabilities	$2,089
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Includes adjustments to assumptions on weighted average cost of capital and relevant sales projections.
(c) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of March 31, 2020 were $8.7 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
specialty vehicle, utility trailer, horse trailer, marine, transit bus, manufactured housing, and school bus industries throughout the United States and Canada.

In August 2019, the Company and Furrion agreed to terminate the agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion is responsible for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At March 31, 2020 and December 31, 2019, the Company had receivables of $53.0 million and $40.0 million, respectively, recorded for purchases of inventory stock by Furrion. The agreement requires Furrion to make periodic payments throughout 2020 and the first six months of 2021.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2020, would not be material to the Company’s financial position or results of operations.

10. STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	March 31,	December 31,
(In thousands)	2020	2019
Common stock authorized	75,000	75,000
Common stock issued	28,221	28,133
Treasury stock	3,087	3,087

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2020	2019
Weighted average shares outstanding for basic earnings per share	25,075	24,914
Common stock equivalents pertaining to stock-based awards	68	15
Weighted average shares outstanding for diluted earnings per share	25,143	24,929

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	109	122

The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2020 and December 31, 2019:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Third Quarter 2019	0.65	09/06/19	09/20/19	16,267
Fourth Quarter 2019	0.65	12/06/19	12/20/19	16,280
Total 2019	$2.55			$63,813

First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321

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

Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (“the 2011 Plan”) or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2019	346,148	$87.54
Issued	2,175	66.83
Granted	135,475	98.01
Dividend equivalents	3,849	58.70
Forfeited	(3,354)	92.45
Vested	(130,266)	87.61
Outstanding at March 31, 2020	354,027	$89.73

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Awards and Performance Stock Units

The 2011 Plan provides for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions.

Transactions in performance-based stock awards and PSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2019	129,128	$96.21
Granted	57,333	96.55
Dividend equivalents	1,193	58.70
Forfeited	(73,581)	107.91
Vested	(5,152)	100.46
Outstanding at March 31, 2020	108,921	$87.92

11. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at:

	March 31, 2020				December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$7,333	$—	$—	7,333	$4,396	$—	$—	$4,396
Derivative liabilities	165	—	165	—	679	—	679	—

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

At March 31, 2020, the Company had one commodity swap derivative instrument for a total of 2.0 million pounds of steel used to hedge its commodity price risk on a portion of the exposure to movements associated with steel costs at an average

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
steel price of $0.34 per pound. This derivative expired in April 2020. At December 31, 2019, the Company had six commodity swap derivative instruments for a total of 11.2 million pounds of steel at an average steel price of $0.37 per pound. These derivatives are designated and qualify as cash flow hedges of commodity price risk; therefore, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period during which the hedged transactions affect earnings within the same income statement line item as the earnings effect of the hedged transaction. These derivative instruments were valued at fair value using a market approach based on the quoted market prices of similar instruments at the end of the reporting period. At March 31, 2020, the $0.2 million corresponding liability was recorded in accrued expenses and other current liabilities as reflected in the Condensed Consolidated Balance Sheets. At December 31, 2019, the $0.7 million corresponding liability was recorded in accrued expenses and other current liabilities as reflected in the Consolidated Balance Sheets.

12. SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 81 percent and 90 percent of consolidated net sales for the three months ended March 31, 2020 and 2019, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 58 percent of the Company’s OEM Segment net sales for the three months ended March 31, 2020 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 19 percent and 10 percent of consolidated net sales for the three months ended March 31, 2020 and 2019, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, and truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s chief operating decision maker (“CODM”), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$303,682	$3,426	$307,108	$313,367	$3,504	$316,871
Motorhomes	26,914	11,173	38,087	31,921	13,079	45,000
Adjacent Industries OEMs	146,601	40,561	187,162	156,736	13,173	169,909
Total OEM Segment net sales	477,197	55,160	532,357	502,024	29,756	531,780
Aftermarket Segment:
Total Aftermarket Segment net sales	121,618	5,695	127,313	56,532	3,860	60,392
Total net sales	$598,815	$60,855	$659,670	$558,556	$33,616	$592,172

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s operating profit by segment:

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating profit:
OEM Segment	$43,189	$40,408
Aftermarket Segment	1,077	7,347
Total operating profit	$44,266	$47,755

The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2020	2019
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$202,263	$204,383
Windows and doors	156,031	151,919
Furniture and mattresses	87,180	91,357
Axles and suspension solutions	35,136	32,235
Other	51,747	51,886
Total OEM Segment net sales	532,357	531,780
Total Aftermarket Segment net sales	127,313	60,392
Total net sales	$659,670	$592,172

13. SUBSEQUENT EVENTS

The full impact of the COVID-19 pandemic continues to evolve subsequent to the quarter ended March 31, 2020 and as of the date these unaudited condensed consolidated financial statements are issued. The full magnitude that the pandemic will have on the Company's financial condition, liquidity, and future results of operations is uncertain and will depend on future developments, including the duration and spread of the outbreak and the length of government-mandated stay-at-home orders, all of which are highly uncertain and cannot be predicted at this time. The COVID-19 pandemic has caused business disruption to the Company, including the temporary suspension of operations at the majority of its manufacturing facilities.

As part of the Company's contingency planning efforts related to the pandemic, on April 8, 2020, the Company issued a press release with business updates related to COVID-19, including cost savings and cash preservation measures that it had taken, including temporary executive salary and director retainer reductions, rightsizing its workforce to match demand levels, delaying certain capital expenses and reducing or eliminating non-critical business expenses, initiating temporary hiring freezes in all locations and furloughs for non-critical team members, lease payment deferrals, postponing merit increases for salaried employees until the end of the fiscal year, and engaging with banking partners regarding options relative to future financial liquidity.

The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

LCI Industries (“LCII”, and collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting of recreational vehicles (“RVs”) and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2020, the Company operated over 90 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy, Netherlands, and the United Kingdom. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s segments.

The Company’s OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 61 percent of the Company’s OEM Segment net sales for the twelve months ended March 31, 2020 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Entry, luggage, patio, and ramp doors
● Axles and suspension solutions	● Furniture and mattresses
● Slide-out mechanisms and solutions	● Electric and manual entry steps
● Thermoformed bath, kitchen, and other products	● Awnings and awning accessories
● Vinyl, aluminum, and frameless windows	● Electronic components
● Manual, electric, and hydraulic stabilizer and leveling systems	● Other accessories

The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions, consumer confidence on retail sales of RVs and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the COVID-19 pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing these Aftermarket Segment sales to be counter-seasonal, but may be different in 2020 and future years as a result of the COVID-19 pandemic and related impacts.

IMPACT OF COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of coronavirus ("COVID-19") a pandemic, and on March 13, 2020 the United States declared a national emergency related to COVID-19. The pandemic has caused significant uncertainty and disruption in the global economy and financial markets. For risks relating to the COVID-19 outbreak, see Item 1A. Risk Factors in Part II of this Report.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Health and Safety

During this unprecedented crisis, the health and safety of the Company's team members has remained the top priority. The Company instituted a travel ban for all team members in early March and on March 25, 2020, the Company issued a press release providing a business update regarding COVID-19, including that it was temporarily suspending production at select manufacturing facilities across North America and Europe. The temporary suspension of production was made on a plant-by-plant basis, consistent with government mandates or due to customer closures. Production at facilities considered essential continued, utilizing reduced staff in conjunction with heightened cleaning and sanitation processes. Employees that do not need to be physically present on the manufacturing floor to perform their work were required to work from home. The Company implemented a number of actions to ensure adherence to guidelines set forth by the World Health Organization and the Centers for Disease Control and Prevention.

As the Company continues to operate at certain facilities considered essential, and also prepares to resume production at temporarily suspended facilities, the Company has enacted rigorous health and safety protocols. For example, the Company implemented health screenings of employees for potential symptoms, conducts extensive and frequent disinfecting of workspaces, implemented social distancing restrictions for production personnel, and provided masks to team members who must be physically present.

Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures in attempts to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. The Company temporarily suspended production at certain facilities, starting with locations in Italy and other parts of Europe. Certain of the Company's North American operations, which were considered non-essential, were temporarily suspended starting the last week of March, negatively impacting the Company's results of operations for the first quarter of 2020, especially in the OEM Segment.

The Company instituted several cost saving and cash preservation measures in late March and April in an effort to conserve liquidity and mitigate the impact of lost revenue from suspended operations. The following list includes many, but not all, of the cost savings and cash preservation measures employed to date:
•temporary layoffs of production employees at suspended facilities;
•salary reductions for executive leadership team;
•reduction of the quarterly retainer for the Board of Directors;
•elimination of discretionary spending;
•delay of non-essential capital expenditures;
•deferral of lease payments to lessors;
•temporary hiring freezes and furloughs of non-critical team members; and
•postponing merit increases for salaried employees until the end of the fiscal year.

The Company cannot assure you that these cost-saving efforts will be successful in mitigating the impact of the COVID-19 pandemic on its business, liquidity, results of operations, or financial condition.

Current expectations are that many of the OEM customers the Company supplies in North America are planning to resume operations in early May 2020 at reduced capacity to fulfill retail dealer backlog orders. The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020 to meet the demand requirements of its customers. The current plans are subject to change as the ultimate duration and impact of the COVID-19 pandemic on the Company's and its customers' operations is presently unclear.

Customers and Demand

Prior to the COVID-19 impact in mid-March, the RV industry experienced a return to positive retail sales growth. This growth concluded 16 months of consecutive year-over-year declines, and provided an indication that the inventory re-balancing

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
the industry had been addressing had reached its conclusion. As a result of the COVID-19 pandemic and many government mandated stay-at-home orders and campground closures, retail sales abruptly declined.

While many of the Company's OEM channels experienced an abrupt decline in sales, many aftermarket channels remained open throughout the period as dealerships remained open to service customers' products. As government mandated closures are lifted, the Company anticipates the aftermarket channels to experience improvement ahead of other OEM channels as the consumer looks to alter their summer vacation plans.

The Company is in constant communication with its OEM customers in regards to their plans to resume operations and is poised and ready to ramp up production to meet its customers' demand. As noted above, current expectations are for many North American RV and marine customers to resume production in early May and the Company resumed operations to varying degrees at the majority of its facilities on May 4, 2020. Some production had already resumed in certain of the Company's European facilities in April 2020. The Company is also closely monitoring cash collections of its trade receivables, and to date has not identified any significant collection concerns with its customers.

The Company expects retail demand may eventually see a positive impact following the COVID-19 pandemic, as interest rates and fuel prices remain at historic lows, both favorable for the industries the Company serves, and retail consumers may look for vacation options that avoid large gatherings and allow for social distancing. The end products for many of the markets the Company supplies, such as RVs and boats, could provide safer alternatives for vacations and recreation as opposed to air travel, visiting large cities, theme parks, and cruises. However, given the significant negative effects and uncertainties associated with the COVID-19 pandemic, other impacts, such as long-term U.S. and global economic disruptions, may be counter to, and outweigh, any potential positive vacation and recreation factors.

Suppliers

The Company has not yet experienced any significant impacts or interruptions to its supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have or are expected to face difficulties maintaining operations due to government-ordered restrictions and shelter-in-place mandates. Although we regularly monitor the financial health of companies in the Company's supply chain, financial hardship on the Company's suppliers caused by the COVID-19 pandemic could cause a disruption in the Company's ability to obtain raw materials or components required to manufacture its products, adversely affecting operations. To mitigate the risk of any potential supply chain interruptions from the COVID-19 pandemic, the Company increased certain inventory levels during the first quarter of 2020. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could result in higher costs or delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

Liquidity

In response to the COVID-19 pandemic, the Company borrowed a series of draws under its revolving credit facility to increase its cash position and improve financial flexibility in March and April 2020. As of April 30, 2020, the Company had outstanding borrowings on its revolving credit facility of $438.0 million, with $159.3 million of availability in addition to $191.3 million of cash on hand. See "Liquidity and Capital Resources - Credit Facilities" section below for further discussion on liquidity.

FURRION UPDATE

In August 2019, the Company and Furrion agreed to terminate their distribution and supply agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion is responsible for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At March 31, 2020 the Company had receivables of $53.0 million recorded for purchases of inventory stock by Furrion. The agreement requires Furrion to make periodic payments throughout 2020 and the first six months of 2021.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Due to the nature of the Furrion distribution and supply arrangement, the historical operating margin related to sales of Furrion products were dilutive to the Company's consolidated operating margin. Sales of Furrion products included in the historical results of the Company are presented below by period and by market within the Company's segments.

(In thousands)	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Full Year 2019
OEM Segment Furrion sales:
RV OEMs:
Travel trailers and fifth-wheel RVs	$23,574	$25,636	$23,375	$22,393	$94,978
Motorhomes	830	1,037	971	780	3,618
Adjacent industries OEMs	490	612	573	607	2,282
Total OEM Segment Furrion sales	24,894	27,285	24,919	23,780	100,878
Aftermarket Segment Furrion sales:
Total Aftermarket Segment Furrion sales	8,915	9,545	8,473	3,614	30,547
Total Furrion Sales	$33,809	$36,830	$33,392	$27,394	$131,425

(In thousands)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Full Year 2018
OEM Segment Furrion sales:
RV OEMs:
Travel trailers and fifth-wheel RVs	$23,367	$22,964	$23,117	$21,572	$91,020
Motorhomes	739	812	828	875	3,254
Adjacent industries OEMs	468	485	309	281	1,543
Total OEM Segment Furrion sales	24,574	24,261	24,254	22,728	95,817
Aftermarket Segment Furrion sales:
Total Aftermarket Segment Furrion sales	3,951	7,011	5,454	3,250	19,666
Total Furrion Sales	$28,525	$31,272	$29,708	$25,978	$115,483

INDUSTRY BACKGROUND

OEM Segment

North American Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. The seasonality of the RV industry has been, and will likely continue to be, impacted by the COVID-19 pandemic, and the timing of a return to the historical seasonality is not possible to predict at this time.
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first quarter of 2020, the Company’s primary RV market, increased 4 percent to 88,000 units, compared to 2019. The increase was a result of RV dealers seasonally increasing inventory levels by an estimated 9,100 units for the first quarter of 2020, compared to an increase in inventory levels of 7,400 units in 2019, further

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
supported by an estimated 1,500 units, or two percent, increase in retail sales in the first quarter of 2020, as compared to 2019. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2020	88,000	4%	78,900	2%	9,100
Quarter ended December 31, 2019	83,300	(8)%	63,500	(6)%	19,800
Quarter ended September 30, 2019	80,500	(13)%	117,900	(6)%	(37,400)
Quarter ended June 30, 2019	101,000	(13)%	138,800	(7)%	(37,800)
Twelve months ended March 31, 2020	352,800	(8)%	399,100	(5)%	(46,300)

Quarter ended March 31, 2019	84,800	(27)%	77,400	(5)%	7,400
Quarter ended December 31, 2018	90,300	(17)%	67,500	(1)%	22,800
Quarter ended September 30, 2018	92,400	(11)%	124,900	4%	(32,500)
Quarter ended June 30, 2018	115,500	—%	149,500	7%	(34,000)
Twelve months ended March 31, 2019	383,000	(14)%	419,300	2%	(36,300)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first quarter of 2020 decreased 21 percent to 10,100 units compared to 2019. Retail demand for motorhome RVs also decreased 1 percent in the first quarter of 2020, following a 19 percent decrease in retail demand in 2019.

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

The estimated potential content per unit the Company may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 218,000 and 219,100 enclosed trailers were sold in 2019 and 2018, respectively.
•Traditional power boats. Statistical Surveys also reported approximately 208,200 and 217,600 traditional power boats were sold in 2019 and 2018, respectively. Traditional power boats include bass, deck, jet, pontoon, ski-wake, and other boats. Included in this total, Statistical Surveys reported approximately 57,200 and 58,600 pontoon boats were sold in 2019 and 2018, respectively.
•School buses. According to School Bus Fleet, there were approximately 44,400 school buses sold in each of 2019 and 2018.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 94,600 and 96,600 manufactured home wholesale shipments in 2019 and 2018, respectively.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. The Company has teams dedicated to product technical and installation training as well as marketing support for its Aftermarket Segment customers. The Company also supports multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Company's call centers are considered essential services and have continued to provide service with reduced staffing during the COVID-19 pandemic. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but may be different in 2020 and future years as a result of the COVID-19 pandemic and related impacts.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2020 were $659.7 million, 11 percent higher than consolidated net sales for the same period of 2019 of $592.2 million. The increase was primarily driven by acquisitions completed by the Company over the twelve months ended March 31, 2020, which added $99.5 million in net sales in the first quarter of 2020, and organic growth in the Aftermarket Segment, partially offset by declining shipments in the RV OEM industry at the end of the quarter due to OEM plant shutdowns in response to COVID-19.
•Net income for the first quarter of 2020 was $28.2 million, or $1.12 per diluted share, compared to net income of $34.4 million, or $1.38 per diluted share, for the same period of 2019.
•Net income and earnings per share were negatively impacted by $4.7 million, or $0.19 per share, due to the recognition of higher cost of sales resulting from the non-cash charge for inventory fair value step-up for CURT, net of tax.
•Consolidated operating profit during the first quarter of 2020 was $44.3 million compared to $47.8 million in the same period of 2019. Operating profit margin was 6.7 percent in the first quarter of 2020 compared to 8.1 percent in the same period of 2019, primarily as a result of the recognition of higher cost of sales due to the inventory fair value step-up for CURT and the seasonality of the acquired CURT business.
•The cost of aluminum and steel used in certain of the Company’s manufactured components decreased in the first quarter of 2020 compared to the same period for 2019. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The increase in selling, general, and administrative costs was driven by incremental costs from recent acquisitions including amortization on intangible assets from acquired businesses.
•The effective tax rate of 27.8 percent for the three months ended March 31, 2020 was higher than the comparable prior year period, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting of equity-based compensation awards, the reduction of income before income taxes, and an increase in non-deductible expenses, as discussed below under “Income Taxes.”
•In March 2020, the Company paid a quarterly dividend of $0.65 per share, aggregating to $16.3 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2020 remained comparable, increasing $0.6 million, compared to the same period of 2019. Net sales of components to OEMs were to the following markets for the three months ended March 31:

(In thousands)	2020	2019	Change
RV OEMs:
Travel trailers and fifth-wheels	$307,108	$316,871	(3)%
Motorhomes	38,087	45,000	(15)%
Adjacent Industries OEMs	187,162	169,909	10%
Total OEM Segment net sales	$532,357	$531,780	—%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2020	2019	Change
Travel trailer and fifth-wheel RVs	88,000	84,800	4%
Motorhomes	10,100	12,800	(21)%

The Company's calculations of content in the OEM Segment discussion that follows were adjusted to remove Furrion sales from all prior periods to enhance comparability between periods following the termination of the agreement at the end of 2019.

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

Content per:	2020	2019	Change
Travel trailer and fifth-wheel RV	$3,354	$3,265	3%
Motorhome	$2,327	$2,437	(5)%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first quarter of 2020 related to the termination of the Furrion supply agreement and declines in industry-wide wholesale unit shipments resulting from the shutdowns of OEMs in response to the COVID-19 pandemic. The net sales decrease was partially offset by content gains during the first quarter of 2020 for travel trailers and fifth-wheel RVs. Motorized content was negatively impacted by a continued market shift to smaller units in the first quarter of 2020.

Operating profit of the OEM Segment was $43.2 million in the first quarter of 2020, an increase of $2.8 million compared to the same period of 2019. The operating profit margin of the OEM Segment in the first quarter of 2020 also increased to 8.1 percent compared to 7.6 percent for the same period of 2019 and was positively impacted by:
•Reductions in material commodity pricing of $10.4 million as raw material costs continue to fluctuate.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives and increased use of automation, which reduced direct labor expenses by $2.0 million.
Partially offset by:
•Selling price changes primarily from contractual reductions indexed to select commodities of $9.2 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•The impact of COVID-19 as OEMs suspended production at the end of the quarter due to government mandates and the impact on customer demand, which reduced operating profit by $1.0 million.
Amortization expense on intangible assets for the OEM Segment was $6.4 million in the first quarter of 2020, compared to $5.2 million in the same period of 2019. Depreciation expense on fixed assets for the OEM Segment was $12.1 million in the first quarter of 2020, compared to $11.5 million in the same period of 2019.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2020 increased 111 percent, or $66.9 million, compared to the same period of 2019. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2020	2019	Change
Total Aftermarket Segment net sales	$127,313	$60,392	111%

The Company’s net sales to the Aftermarket Segment increased during the first quarter of 2020 primarily due to acquisitions that contributed approximately $64.4 million in sales, increases in market share, and the Company’s focus on building out well-qualified, customer-focused teams, and infrastructure to service this market. The increase was partially offset by lost sales related to the termination of the Furrion supply agreement

Operating profit of the Aftermarket Segment was $1.1 million in the first quarter of 2020, a decrease of $6.3 million compared to the same period of 2019. The operating profit margin of the Aftermarket Segment was 0.8 percent in 2020, compared to 12.2 percent in 2019, and was negatively impacted by:
•The recognition of higher cost of sales due to the inventory fair value step-up for CURT of $6.2 million.
•Sales mix of seasonally lower margin CURT and Lewmar products, which negatively impacted operating profit by $5.2 million.
•Additional amortization and depreciation related to long-lived assets from the CURT and Lewmar acquisitions, which reduced operating profit by $2.3 million.
Partially offset by:
•The benefit of organic sales growth coupled with no sales of lower-margin Furrion products as a result of the termination of the Furrion supply agreement, which increased operating profit by $1.5 million.
Amortization expense on intangible assets for the Aftermarket Segment was $3.0 million in the first quarter of 2020, compared to $0.6 million in the same period of 2019. Depreciation expense on fixed assets for the Aftermarket Segment was $3.1 million in the first quarter of 2020, compared to $1.1 million in the same period of 2019.

Income Taxes

The effective tax rates for the three months ended March 31, 2020 and 2019 were 27.8 percent and 24.0 percent, respectively. The effective tax rate for the three months ended March 31, 2020 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of Accounting Standards Update (“ASU”) 2016-09, and Federal and Indiana research and development credits. The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in 2019 was due primarily to a reduction in the excess tax benefits related to the vesting of equity-based compensation awards, a reduction of income before income taxes, and an increase in non-deductible expenses.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2020	2019
Net cash flows provided by operating activities	$44,759	$52,585
Net cash flows used in investing activities	(101,749)	(24,381)
Net cash flows provided by (used in) financing activities	119,845	(28,564)
Effect of exchange rate changes on cash and cash equivalents	(215)	(251)
Net increase (decrease) in cash and cash equivalents	$62,640	$(611)

Cash Flows from Operations
Net cash flows provided by operating activities were $44.8 million in the first three months of 2020, compared to $52.6 million in the first three months of 2019. The reduction was primarily driven by a $6.2 million decrease in net income.
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
Depreciation and amortization was $24.6 million in the first three months of 2020, and is expected to be approximately $95 million to $105 million for the full year 2020. Non-cash stock-based compensation expense in the first three months of 2020 was $3.3 million. Non-cash stock-based compensation expense is expected to be approximately $13 million to $18 million for the full year 2020.

Cash Flows from Investing Activities
Cash flows used in investing activities of $101.7 million in the first three months of 2020 were primarily comprised of $95.8 million for the acquisitions of businesses and $8.0 million for capital expenditures. Cash flows used in investing activities of $24.4 million in the first three months of 2019 were primarily comprised of $24.4 million for capital expenditures.
The Company’s capital expenditures are primarily for replacement and growth. Over the long term, based on the Company’s historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact actual spending compared to these historical averages.
Capital expenditures and acquisitions in the first three months of 2020 were funded by cash from operations and borrowings under the Company's credit agreement. In response to the COVID-19 pandemic, the Company delayed non-essential capital expenditures. Capital expenditures and acquisitions in the remainder of fiscal year 2020 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.

Cash Flows from Financing Activities
Cash flows provided by financing activities in the first three months of 2020 were primarily comprised of $144.8 million in net borrowings under the Company’s line of credit and a payment of quarterly dividends of $16.3 million. In addition, the Company had $4.5 million of shares tendered for payment of taxes.
Cash flows used in financing activities in the first three months of 2019 were primarily comprised of a payment of quarterly dividends of $15.0 million and $7.1 million in net repayments under the Company's line of credit. In addition, the Company had $6.3 million of shares tendered for payment of taxes.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $7.3 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2020. For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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
The Company's debt agreements require that it maintain certain financial and other covenants. Although the Company currently expects continued compliance with its debt covenants and believes it has adequate liquidity, events resulting from the effects of COVID-19 may negatively impact the Company's ability to comply with these covenants or require the Company to pursue alternative financing.
The Company is currently in discussions with its banking partners to explore possible modifications to its Amended Credit Agreement related to financial covenants, borrowing restrictions and availability, as well as options for additional sources of capital, should the negative impact or duration of the pandemic continue beyond current expectations.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first three months of 2020 related to inflation.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, and financial condition, liquidity, consumer demand, integration of acquisitions, R&D investments, and resumption of normal operations, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future pandemics, on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which the Company operates, other operational and financial risks related to conducting business internationally, increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in the Company’s subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of March 31, 2020), our results of operations would not be materially affected.
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
As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
b.Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company began implementation of a new enterprise resource planning (“ERP”) system in late 2013. To date, 34 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as the needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2020, would not be material to the Company’s financial position or results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 27, 2020, except that the below risk factor is added.
The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, has materially and adversely affected, and could continue to materially and adversely affect our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable.
The recent COVID-19 pandemic, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or internationally, has had, and could continue to have a material adverse effect on our business, financial condition, and results of operations. In 2020, COVID-19 has significantly impacted the global economy and financial markets, and it could continue to negatively impact our business in a number of ways. These effects include, but are not limited to:
•Disruptions or restrictions on our employees' ability to work effectively due to illness, quarantines, travel bans, shelter-in-place orders or other limitations.
•Temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers' orders or negatively impact our supply chain.
•Our election to, or a government's requirement that we, allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act) in an effort to increase the availability of needed medical and other supplies and products in a way that adversely affects our regular operations and negatively impacts our reputation and customer and supplier relationships.
•Resulting costs increases from the effects of a pandemic such as COVID-19 may not be fully recoverable.
•The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and other business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.
•Significant increases in economic and demand uncertainty have led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both the Company and our customers and suppliers.
•Negative impacts of the COVID-19 pandemic could result in a breach of the covenants and/or restrictions contained in our debt agreements. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, which may permit the lenders under these debt agreements to exercise remedies. These defaults could have an adverse material impact on our business, results of operations and financial condition.
•Commodity costs have become more volatile due to the COVID-19 pandemic, and that volatility may worsen and/or last for an extended period of time.
•Potential for reduced demand by our OEMs or consumers, potentially for an extended period of time.
•Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations.
•The Company may not be able to return cash to shareholders through quarterly cash dividends at the same amount it has in the past, or at all.

•Disruptions or uncertainties related to the COVID-19 pandemic for an extended period of time could result in delays or modifications to our strategic plans and hinder our ability to achieve our strategic goals.
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, financial condition, and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.

In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our Annual Report on Form 10-K as filed with the SEC on February 27, 2020, any of which could have a material and adverse effect on our business, results of operations, and financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to the Company’s stock repurchase program during the three months ended March 31, 2020. At March 31, 2020, the Company has $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 27, 2020 for further information on the program.

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
Consent and Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2020, among Lippert Components, Inc., LCI Industries, PGIM, Inc. and the Noteholders party thereto.

4	10.2	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan.
5	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.
6	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.
7	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.
8	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.
9.	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

10.	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
May 7, 2020