Form 10-Q
period 2020-06-30
LCI INDUSTRIES
filed 2020-08-04
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 31, 2020) was 25,153,541 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands, except per share amounts)

Net sales	$525,765	$629,068	$1,185,435	$1,221,240
Cost of sales	397,023	480,415	898,088	939,993
Gross profit	128,742	148,653	287,347	281,247
Selling, general and administrative expenses	107,960	82,996	222,299	167,835
Operating profit	20,782	65,657	65,048	113,412
Interest expense, net	3,698	2,099	8,895	4,606
Income before income taxes	17,084	63,558	56,153	108,806
Provision for income taxes	3,898	16,031	14,753	26,913
Net income	$13,186	$47,527	$41,400	$81,893

Net income per common share:
Basic	$0.52	$1.90	$1.65	$3.28
Diluted	$0.52	$1.89	$1.64	$3.28

Weighted average common shares outstanding:
Basic	25,150	25,024	25,108	24,963
Diluted	25,219	25,091	25,177	25,005

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands)

Net income	$13,186	$47,527	$41,400	$81,893
Other comprehensive income (loss):
Net foreign currency translation adjustment	1,239	(1,495)	(3,501)	(2,669)
Actuarial gain on Dutch pension plans	6,299	—	6,299	—
Unrealized gain (loss) on fair value of derivative instruments	442	(1,888)	1,642	(2,042)
Total comprehensive income	$21,166	$44,144	$45,840	$77,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2020	2019
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$62,272	$35,359
Accounts receivable, net of allowances of $5,503 and $3,144 at June 30, 2020 and December 31, 2019, respectively	269,562	199,976
Inventories, net	328,986	393,607
Prepaid expenses and other current assets	36,471	41,849
Total current assets	697,291	670,791
Fixed assets, net	364,957	366,309
Goodwill	418,839	351,114
Other intangible assets, net	370,715	341,426
Operating lease right-of-use assets	98,947	98,774
Other assets	67,525	34,181
Total assets	$2,018,274	$1,862,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$20,882	$17,883
Accounts payable, trade	124,399	99,262
Current portion of operating lease obligations	23,651	21,693
Accrued expenses and other current liabilities	140,939	132,420
Total current liabilities	309,871	271,258
Long-term indebtedness	681,242	612,906
Operating lease obligations	78,932	79,848
Deferred taxes	42,792	35,740
Other long-term liabilities	88,807	62,171
Total liabilities	1,201,644	1,061,923

Stockholders’ equity
Common stock, par value $.01 per share	282	281
Paid-in capital	215,864	212,485
Retained earnings	653,083	644,945
Accumulated other comprehensive income	5,563	1,123
Stockholders’ equity before treasury stock	874,792	858,834
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	816,630	800,672
Total liabilities and stockholders’ equity	$2,018,274	$1,862,595

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
(In thousands)
Cash flows from operating activities:
Net income	$41,400	$81,893
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	48,799	37,115
Stock-based compensation expense	7,404	7,848
Other non-cash items	546	705
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(62,611)	(22,345)
Inventories, net	63,404	39,944
Prepaid expenses and other assets	(27,679)	11,444
Accounts payable, trade	20,917	11,567
Accrued expenses and other liabilities	9,921	11,944
Net cash flows provided by operating activities	102,101	180,115
Cash flows from investing activities:
Capital expenditures	(14,549)	(35,786)
Acquisitions of businesses, net of cash acquired	(94,713)	(8,530)
Other investing activities	4,096	251
Net cash flows used in investing activities	(105,166)	(44,065)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(4,616)	(7,144)
Proceeds from revolving credit facility borrowings	276,542	305,288
Repayments under revolving credit facility borrowings	(197,330)	(354,981)
Repayments under term loan and other borrowings	(9,554)	—
Payment of dividends	(32,670)	(31,266)
Other financing activities	(279)	(397)
Net cash flows provided by (used in) financing activities	32,093	(88,500)
Effect of exchange rate changes on cash and cash equivalents	(2,115)	(1,818)
Net increase in cash and cash equivalents	26,913	45,732
Cash and cash equivalents at beginning of period	35,359	14,928
Cash and cash equivalents at end of period	$62,272	$60,660

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,593	$3,948
Cash (received) paid during the period for income taxes, net of refunds	$(611)	$13,890
Purchase of property and equipment in accrued expenses	$2,624	$298

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

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2019	$281	$212,485	$644,945	$1,123	$(58,162)	$800,672
Net income	—	—	28,214	—	—	28,214
Issuance of 87,833 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,518)	—	—	—	(4,517)
Stock-based compensation expense	—	3,295	—	—	—	3,295
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)
Cash dividends ($0.65 per share)	—	—	(16,321)	—	—	(16,321)
Dividend equivalents on stock-based awards	—	297	(297)	—	—	—
Balance - March 31, 2020	282	211,559	656,541	(2,417)	(58,162)	807,803
Net income	—	—	13,186	—	—	13,186
Issuance of 16,251 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(99)	—	—	—	(99)
Stock-based compensation expense	—	4,109	—	—	—	4,109
Other comprehensive income	—	—	—	7,980	—	7,980
Cash dividends ($0.65 per share)	—	—	(16,349)	—	—	(16,349)
Dividend equivalents on stock-based awards	—	295	(295)	—	—	—
Balance - June 30, 2020	$282	$215,864	$653,083	$5,563	$(58,162)	$816,630

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company,” "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting primarily of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At June 30, 2020, the Company operated over 90 manufacturing and distribution facilities located throughout North America and Europe.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, pension and post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies, and litigation. The Company bases its estimates on historical experience, other available information, and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020 to meet the demand requirements of its customers, and by later in the second quarter, the Company's facilities were fully operational. As the Company returned to fully operational status, several of the cost savings and cash preservation measures previously announced on April 8, 2020 were reversed, including executive salary and director retainer reductions, furloughs, and hiring freezes, and discussions with banking partners about financing options were halted. Due to the uncertainty surrounding the COVID-19 pandemic, the Company remains disciplined with other cost savings and cash preservation measures, such as delaying capital expenditures and reducing or eliminating non-critical business expenses including travel.

The extent to which COVID-19 may impact the Company's liquidity, financial condition, and results of operations remains uncertain.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance.

Recently adopted accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company adopted this ASU effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable forecasts. This ASU replaced the previous incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The Company adopted this ASU effective January 1, 2020 using the modified retrospective transition method. The adoption did not have a material impact on the Company's consolidated financial statements.

3. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Six Months Ended June 30, 2020

Polyplastic

In January 2020, the Company acquired 100 percent of the equity interests of Polyplastic Group B.V. (with its subsidiaries “Polyplastic”), a premier window supplier to the caravanning industry, headquartered in Rotterdam, Netherlands. The purchase price was $95.8 million, net of cash acquired, plus contingent consideration up to $7.7 million, based on future sales by this operation. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment. As the acquisition of Polyplastic is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The Company is validating account balances and finalizing the valuation for customer relationships and other identifiable intangible assets, net tangible assets, and the unfunded pension benefit obligation. The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$95,766
Contingent consideration	2,796
Total fair value of consideration given	$98,562

Customer relationship and other identifiable intangible assets	$53,674
Net tangible assets, excluding pension obligation	15,867
Unfunded pension benefit obligation	(28,665)
Total fair value of net assets acquired	$40,876

Goodwill (not tax deductible)	$57,686

The acquisition of Polyplastic included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provide benefits based on years of service and average pay. The benefits earned by the employees are immediately vested. The Company funds the future obligations of the Dutch pension plans by purchasing an insurance contract from a large multi-national insurance company. Each year the Company will make premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan asset with the assistance of an actuary using observable inputs (Level 2), which is determined as the present value of the accrued benefits guaranteed by the insurer. The Company recorded the estimated unfunded pension benefit obligation of the Dutch pension plans during the quarter ended June 30, 2020 in other long-term liabilities on the Condensed Consolidated Balance Sheet, as information related to the plans and preliminary assumptions and actuarial reports became available. The key assumptions used to measure the benefit obligation at acquisition date were a discount rate of 1.2 percent, expected rate of return on plan assets of 1.2 percent, wage inflation of 2.0 percent, and expected indexation that conforms to the growth path established by Dutch pension law, which ranged from 0.0 percent at acquisition to 2.0 percent in 2033. The Company also recorded a deferred tax asset related to the Dutch pension plans during the quarter ended June 30, 2020. Contributions and net periodic pension costs for the Dutch pension plans were not material for the period from the acquisition date through June 30, 2020.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The fair value of this asset was determined using a discounted cash flow model, which is a level 3 input in the fair value hierarchy. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Acquisitions with Measurement Period Adjustments During the Six Months Ended June 30, 2020

CURT

In December 2019, the Company acquired 100 percent of the equity interests of CURT Acquisition Holdings, Inc. (with its subsidiaries “CURT”), a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket, headquartered in Eau Claire, Wisconsin. The purchase price was $336.6 million, net of cash acquired. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s Aftermarket Segment.

During the six months ended June 30, 2020, the Company adjusted the preliminary purchase price allocation reported at December 31, 2019 to account for updates to assumptions and estimates related to the fair value of intangible assets and inventories, and to adjust the purchase price for final net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2019	Measurement Period Adjustments	As Adjusted at June 30, 2020
Cash consideration, net of cash acquired	$337,640	$(1,053)	$336,587

Assets Acquired
Accounts receivable	$28,611	$—	$28,611
Inventories	88,765	(6,648)	82,117
Fixed assets	24,036	—	24,036
Customer relationship	112,000	(7,800)	104,200
Tradename and other identifiable intangible assets	37,705	(300)	37,405
Operating lease right-of-use assets	27,925	—	27,925
Other tangible assets	4,060	(1,550)	2,510
Liabilities Assumed
Accounts payable	(18,577)	—	(18,577)
Current portion of operating lease obligations	(5,360)	—	(5,360)
Accrued expenses and other current liabilities	(10,002)	—	(10,002)
Operating lease obligations	(22,565)	—	(22,565)
Deferred taxes	(31,877)	1,752	(30,125)
Total fair value of net assets acquired	$234,721	$(14,546)	$220,175

Goodwill (not tax deductible)	$102,919	$13,493	$116,412

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

During the six months ended June 30, 2020, the Company adjusted the preliminary purchase price allocation reported at December 31, 2019 to account for updates to assumptions and estimates related to the fair value of intangible assets and inventories. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2019	Measurement Period Adjustments	As Adjusted at June 30, 2020
Cash consideration, net of cash acquired	$43,224	$—	$43,224

Customer relationship and other identifiable intangible assets	$19,580	$2,170	$21,750
Net tangible assets	3,286	(705)	2,581
Total fair value of net assets acquired	$22,866	$1,465	$24,331

Goodwill (not tax deductible)	$20,358	$(1,465)	$18,893

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2019	$215,620	$135,494	$351,114
Acquisitions – 2020	57,686	—	57,686
Measurement period adjustments	(2,346)	12,613	10,267
Foreign currency translations	70	(298)	(228)
Net balance – June 30, 2020	$271,030	$147,809	$418,839

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$345,491	$81,947	$263,544	6	to	16
Patents	87,622	46,707	40,915	3	to	19
Trade names (finite life)	61,092	9,369	51,723	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,379	4,256	2,123	3	to	6
Other	309	186	123	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$513,180	$142,465	$370,715

Other intangible assets consisted of the following at December 31, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$319,934	$69,008	$250,926	6	to	16
Patents	76,206	44,611	31,595	3	to	19
Trade names (finite life)	50,917	7,086	43,831	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,598	4,947	2,651	3	to	6
Other	309	173	136	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$467,251	$125,825	$341,426

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	June 30,	December 31,
(In thousands)	2020	2019
Raw materials	$213,558	$256,850
Work in process	18,150	23,653
Finished goods	97,278	113,104
Inventories, net	$328,986	$393,607

5. FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
(In thousands)	2020	2019
Fixed assets, at cost	$702,032	$678,367
Less accumulated depreciation and amortization	337,075	312,058
Fixed assets, net	$364,957	$366,309

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
(In thousands)	2020	2019
Employee compensation and benefits	$50,222	$45,612
Current portion of accrued warranty	28,328	29,898
Customer rebates	14,604	14,129
Other	47,785	42,781
Accrued expenses and other current liabilities	$140,939	$132,420

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

(In thousands)	2020	2019
Balance at beginning of period	$47,167	$46,530
Provision for warranty expense	8,358	19,958
Warranty costs paid	(10,916)	(14,588)
Balance at end of period	44,609	51,900
Less long-term portion	16,281	15,140
Current portion of accrued warranty at end of period	$28,328	$36,760

7. LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	June 30,	December 31,
(In thousands)	2020	2019
Revolving Credit Loan	$346,084	$266,214
Term Loan	292,500	300,000
Shelf-Loan Facility	50,000	50,000
Other	15,052	16,349
Unamortized deferred financing fees	(1,512)	(1,774)
	702,124	630,789
Less current portion	(20,882)	(17,883)
Long-term indebtedness	$681,242	$612,906

Amended Credit Agreement

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($146.1 million, or €130.0 million drawn at June 30, 2020).

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.4 percent at June 30, 2020) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 1.000 percent to 1.625 percent (1.000 percent at June 30, 2020) depending on the Company’s total net leverage ratio. At June 30, 2020, the Company had $2.7 million in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $251.2 million at June 30, 2020.

Shelf-Loan Facility

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended and restated, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2020. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. On March 31, 2020, the Company entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. The Shelf-Loan Facility expires on November 11, 2022.

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

General

At June 30, 2020, the fair value of the Company’s long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries.

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At June 30, 2020, the Company was in compliance with all such requirements.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined in the Amended Credit Agreement and the Shelf-Loan Facility. This limitation did not impact the Company’s ability to incur additional indebtedness under its revolving credit facility at June 30, 2020. The aggregate remaining availability under

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the revolving credit facility and the potential additional notes issuable under the Shelf-Loan Facility was $401.2 million at June 30, 2020. The Company believes the availability under the revolving credit facility and the potential issuances under the Shelf-Loan Facility, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

8. LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The operating leases have remaining terms of up to 66 years and some leases include options to purchase, terminate, or extend for one or more years. The options are included in the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are recognized in lease expense on a straight-line basis over the lease term and not recorded on the Condensed Consolidated Balance Sheet.

Certain of the Company’s lease arrangements contain lease components (such as minimum rent payments) and non-lease components (such as common-area or other maintenance costs and taxes). The Company generally accounts for each component separately based on the estimated standalone price of each component. Some of the Company’s lease arrangements include rental payments that are adjusted periodically for an index rate. These leases are initially measured using the projected payments in effect at the inception of the lease. Certain of the Company’s leased semi-tractors, trailers, and forklifts include variable costs for usage or mileage. Such variable costs are expensed as incurred and included in the variable lease cost item noted in the table below. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$8,154	$5,873	$15,976	$10,782
Short-term lease cost	391	676	1,269	1,474
Variable lease cost	526	424	1,147	830
Total lease cost	$9,071	$6,973	$18,392	$13,086

9. COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain performance targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2020, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 11.5 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30, 2020:

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)
Balance at beginning of period	$4,396
Acquisitions	2,796
Payments	(7)
Accretion (a)	416
Fair value adjustments (a) (b)	(1,769)
Net foreign currency translation adjustment	11
Balance at end of the period (c)	5,843
Less current portion in accrued expenses and other current liabilities	(3,898)
Total long-term portion in other long-term liabilities	$1,945
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Includes adjustments to assumptions on weighted average cost of capital and relevant sales projections.
(c) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of June 30, 2020 were $7.3 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

In August 2019, the Company and Furrion agreed to terminate the agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion is responsible for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At June 30, 2020 and December 31, 2019, the Company had a receivable of $52.0 million and $40.0 million, respectively, recorded for purchases of inventory stock by Furrion. The agreement requires Furrion to make periodic payments throughout 2020 and the first six months of 2021. Due to the impacts of the COVID-19 pandemic, the Company is currently in negotiations that would impact the timing of the repayment of this receivable. Accordingly, the Company has classified $34.7 million of the receivable as long-term, and discounted the receivable to present value in June 2020 based on the currently proposed payment plan.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2020, would not be material to the Company’s financial position or results of operations.

10. STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	June 30,	December 31,
(In thousands)	2020	2019
Common stock authorized	75,000	75,000
Common stock issued	28,237	28,133
Treasury stock	3,087	3,087

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Weighted average shares outstanding for basic earnings per share	25,150	25,024	25,108	24,963
Common stock equivalents pertaining to stock-based awards	69	67	69	42
Weighted average shares outstanding for diluted earnings per share	25,219	25,091	25,177	25,005

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	110	122	109	122

The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2020 and December 31, 2019:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Third Quarter 2019	0.65	09/06/19	09/20/19	16,267
Fourth Quarter 2019	0.65	12/06/19	12/20/19	16,280
Total 2019	$2.55			$63,813

First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Total 2020	$1.30			$32,670

Deferred and Restricted Stock Units

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (“the 2011 Plan”) or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2019	346,148	$87.54
Issued	3,214	82.40
Granted	150,104	97.68
Dividend equivalents	5,829	77.72
Forfeited	(5,158)	92.33
Vested	(147,727)	87.07
Outstanding at June 30, 2020	352,410	$90.17

Stock Awards and Performance Stock Units

The 2011 Plan provides for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions.

Transactions in performance-based stock awards and PSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2019	129,128	$96.21
Granted	57,333	96.55
Dividend equivalents	1,809	77.76
Forfeited	(73,581)	107.91
Vested	(5,152)	100.46
Outstanding at June 30, 2020	109,537	$87.92

11. FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at:

	June 30, 2020				December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,843	$—	$—	5,843	$4,396	$—	$—	$4,396

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The OEM Segment, which accounted for 76 percent and 89 percent of consolidated net sales for the six months ended June 30, 2020 and 2019, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 58 percent of the Company’s OEM Segment net sales for the six months ended June 30, 2020 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 24 percent and 11 percent of consolidated net sales for the six months ended June 30, 2020 and 2019, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$204,977	$7,541	$212,518	$340,025	$3,026	$343,051
Motorhomes	13,505	11,208	24,713	28,943	12,414	41,357
Adjacent Industries OEMs	108,554	22,027	130,581	155,754	13,206	168,960
Total OEM Segment net sales	327,036	40,776	367,812	524,722	28,646	553,368
Aftermarket Segment:
Total Aftermarket Segment net sales	154,671	3,282	157,953	72,870	2,830	75,700
Total net sales	$481,707	$44,058	$525,765	$597,592	$31,476	$629,068

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$508,659	$10,967	$519,626	$653,392	$6,530	$659,922
Motorhomes	40,419	22,381	62,800	60,864	25,493	86,357
Adjacent Industries OEMs	255,155	62,588	317,743	312,490	26,379	338,869
Total OEM Segment net sales	804,233	95,936	900,169	1,026,746	58,402	1,085,148
Aftermarket Segment:
Total Aftermarket Segment net sales	276,289	8,977	285,266	129,402	6,690	136,092
Total net sales	$1,080,522	$104,913	$1,185,435	$1,156,148	$65,092	$1,221,240

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Operating profit:
OEM Segment	$1,763	$52,679	$44,952	$93,087
Aftermarket Segment	19,019	12,978	20,096	20,325
Total operating profit	$20,782	$65,657	$65,048	$113,412

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$131,540	$213,209	$333,803	$417,592
Windows and doors	109,696	156,064	265,727	307,983
Furniture and mattresses	57,662	93,562	144,842	184,919
Axles and suspension solutions	25,606	33,957	60,742	66,192
Other	43,308	56,576	95,055	108,462
Total OEM Segment net sales	367,812	553,368	900,169	1,085,148
Total Aftermarket Segment net sales	157,953	75,700	285,266	136,092
Total net sales	$525,765	$629,068	$1,185,435	$1,221,240

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

LCI Industries (“LCII” and collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting primarily of recreational vehicles (“RVs”) and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At June 30, 2020, the Company operated over 90 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy, the Netherlands, and the United Kingdom. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s segments.

The Company’s OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 60 percent of the Company’s OEM Segment net sales for the twelve months ended June 30, 2020 were of components for travel trailer and fifth-wheel RVs, including:

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

IMPACT OF COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of coronavirus ("COVID-19") a pandemic, and on March 13, 2020 the United States declared a national emergency related to COVID-19. The pandemic has caused significant uncertainty and disruption in the global economy and financial markets. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business. For risks relating to the COVID-19 outbreak, see Item 1A. Risk Factors in Part II of this Report.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Health and Safety

During this unprecedented crisis, the health and safety of the Company's team members has remained the top priority. The Company instituted a travel ban for all team members in early March and on March 25, 2020, the Company issued a press release providing a business update regarding COVID-19, including that it was temporarily suspending production at select manufacturing facilities across North America and Europe. The temporary suspension of production was made on a plant-by-plant basis, consistent with government mandates or due to customer closures. Production at facilities considered essential continued, utilizing reduced staff in conjunction with heightened cleaning and sanitation processes. Team members that do not need to be physically present on the manufacturing floor to perform their work were required to work from home. The Company implemented a number of actions to ensure adherence to guidelines set forth by the World Health Organization and the Centers for Disease Control and Prevention.

The Company enacted rigorous health and safety protocols as it resumed production in early May. For example, the Company implemented health screenings of team members for potential symptoms, conducts extensive and frequent disinfecting of workspaces, implemented social distancing restrictions for production personnel, provided masks to team members who must be physically present, and set up temporary COVID-19 testing sites for team members with symptoms or potential exposure.

Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures in attempts to contain the virus, such as travel bans and restrictions, limits on gatherings, face mask requirements, quarantines, shelter-in-place orders, and business shutdowns. The Company temporarily suspended production at certain facilities, starting with locations in Italy and other parts of Europe. Certain of the Company's North American operations, which were considered non-essential, were temporarily suspended starting the last week of March, negatively impacting the Company's results of operations for the first quarter of 2020, especially in the OEM Segment. These temporary production shutdowns continued through April, and most of the Company's facilities reopened in early May and were fully operational through June. The shutdowns continued to negatively impact the Company's results of operations through the first half of the second quarter of 2020.

The Company instituted several cost saving and cash preservation measures starting in late March and continuing into the second quarter in an effort to conserve liquidity and mitigate the impact of lost revenue from suspended operations. The following list includes many, but not all, of the cost savings and cash preservation measures employed to date:
•temporary layoffs of production employees at suspended facilities;
•salary reductions for the executive leadership team;
•reduction of the quarterly retainer for the Board of Directors;
•elimination of discretionary spending;
•delay of non-essential capital expenditures;
•deferral of lease payments to lessors;
•temporary hiring freezes and furloughs of non-critical team members; and
•postponing merit increases for salaried employees until the end of the fiscal year.

The Company cannot assure you that these cost-saving efforts will be successful in mitigating the impact of the COVID-19 pandemic on its business, liquidity, results of operations, or financial condition. As the Company returned to fully operational status later in the second quarter, several of the cost savings and cash preservation measures listed above were reversed, including executive salary and director retainer reductions, furloughs, and hiring freezes. Due to the uncertainty surrounding the COVID-19 pandemic, the Company remains disciplined with other cost savings and cash preservation measures, such as delaying capital expenditures and reducing or eliminating non-critical business expenses including travel.

Most of the OEM customers the Company supplies in North America resumed operations in early May 2020 at reduced capacity to fulfill retail dealer backlog orders. The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020 to meet the demand requirements of its customers. Retail demand, especially in the RV and marine markets, picked up significantly later in the second quarter, leading to a record month of June for net sales for the Company with fully operational facilities. While production at the Company's facilities has continued through June and July, current plans

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
are subject to change as the ultimate duration and impact of the COVID-19 pandemic on the Company's and its customers' operations is presently unclear.

Customers and Demand

Prior to the COVID-19 impact in mid-March, the RV industry experienced a return to positive retail sales growth. This growth concluded 16 months of consecutive year-over-year declines, and provided an indication that the inventory re-balancing the industry had been addressing had reached its conclusion. As a result of the COVID-19 pandemic and many government mandated stay-at-home orders and campground closures, retail sales abruptly declined beginning in mid-March. Despite the abrupt decline in retail sales to the Company's OEM channels, many aftermarket channels remained open through the period as dealerships remained open to service customers' products.

The Company stayed in close communication with its OEM customers in regards to their plans to resume operations and ramped up production quickly to meet its customers' demand when facilities reopened in early May. As noted above, later in the second quarter, retail demand for North American RV and marine markets increased significantly resulting in the highest total net sales in the month of June in Company history. The sharp rebound in sales in June resulted in a significant increase in accounts receivable at the end of the second quarter. The Company continues to closely monitor cash collections of its trade receivables, and to date has not identified any significant collection concerns with its customers.

The Company experienced a positive impact following the initial shutdown from the COVID-19 pandemic, as interest rates and fuel prices remain at historic lows, both of which are favorable for the industries the Company serves, and retail consumers are looking for vacation options that avoid large gatherings and allow for social distancing. The end products for many of the markets the Company supplies, such as RVs and boats, can provide safer alternatives for vacations and recreation as opposed to air travel, visiting large cities, theme parks, and cruises. However, given the significant negative effects and uncertainties associated with the COVID-19 pandemic, other impacts, such as long-term U.S. and global economic disruptions, may ultimately be counter to, and outweigh, any positive vacation and recreation factors.

Suppliers

The Company has not yet experienced any significant impacts or interruptions to its supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have or are expected to face difficulties maintaining operations due to government-ordered restrictions, future outbreaks, and shelter-in-place mandates. Although the Company regularly monitors the financial health of companies in the Company's supply chain, financial hardship on the Company's suppliers caused by the COVID-19 pandemic could cause a disruption in the Company's ability to obtain raw materials or components required to manufacture its products, adversely affecting operations. To mitigate the risk of any potential supply chain interruptions from the COVID-19 pandemic, the Company increased certain inventory levels during the first quarter of 2020. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could result in higher costs or delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

Liquidity

In response to the COVID-19 pandemic, the Company borrowed a series of draws under its revolving credit facility to increase its cash position and improve financial flexibility in March and April 2020. The Company made net repayments on its revolving credit facility of approximately $62 million in the second quarter of 2020 as production resumed and operating cash flow improved with the increase in retail demand. See "Liquidity and Capital Resources - Credit Facilities" section below for further discussion on liquidity.

FURRION UPDATE

In August 2019, the Company and Furrion agreed to terminate their distribution and supply agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion is responsible for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At June 30, 2020 the Company had a receivable of $52.0 million recorded for purchases of inventory

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
stock by Furrion. The agreement requires Furrion to make periodic payments throughout 2020 and the first six months of 2021. Due to the impacts of the COVID-19 pandemic, the Company is currently in negotiations that would impact the timing of the repayment of this receivable. Accordingly, the Company has classified $34.7 million of the receivable as long-term, and discounted the receivable to present value in June 2020 based on the currently proposed payment plan.

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
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Due to the COVID-19 pandemic, the 2020 Open House was recently canceled. The seasonality of the RV industry has been, and will likely continue to be, impacted by the COVID-19 pandemic, and the timing of a return to the historical seasonality is not possible to predict at this time.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first six months of 2020, the Company’s primary RV market, decreased 17 percent to 154,800 units, compared to the first six months of 2019, primarily due to OEM plant shutdowns in response to COVID-19. Retail demand for travel trailer and fifth-wheel RVs decreased 15 percent in the first six months of 2020 compared to the same period in 2019. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2020	66,800	(34)%	111,600	(20)%	(44,800)
Quarter ended March 31, 2020	88,000	4%	73,000	(6)%	15,000
Quarter ended December 31, 2019	83,300	(8)%	63,600	(6)%	19,700
Quarter ended September 30, 2019	80,500	(13)%	117,900	(6)%	(37,400)
Twelve months ended June 30, 2020	318,600	(14)%	366,100	(10)%	(47,500)

Quarter ended June 30, 2019	101,000	(13)%	138,800	(7)%	(37,800)
Quarter ended March 31, 2019	84,800	(27)%	77,400	(5)%	7,400
Quarter ended December 31, 2018	90,300	(17)%	67,500	(1)%	22,800
Quarter ended September 30, 2018	92,400	(11)%	124,900	4%	(32,500)
Twelve months ended June 30, 2019	368,500	(17)%	408,600	(3)%	(40,100)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2020 decreased 33 percent to 17,000 units compared to the first six months of 2019, primarily due to OEM plant shutdowns in response to COVID-19. Retail demand for motorhome RVs decreased 1 percent in the first six months of 2020, following a 19 percent decrease in retail demand in the same period of 2019.

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

Aftermarket Segment

Many of the Company’s OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. The Company has teams dedicated to product technical and installation training as well as marketing support for its Aftermarket Segment customers. The Company also supports multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Company's call centers are considered essential services and have continued to provide service throughout the COVID-19 pandemic. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but may be different in 2020 and future years as a result of the COVID-19 pandemic and related impacts.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the second quarter of 2020 were $525.8 million, 16 percent lower than consolidated net sales for the same period of 2019 of $629.1 million. The decrease was primarily driven by declining shipments in the RV OEM industry at the beginning of the quarter due to OEM plant shutdowns in response to COVID-19. The termination of the Furrion supply agreement resulted in a decrease of $36.8 million of net sales in the second quarter of 2020 compared to the same period of 2019. These decreases were partially offset by acquisitions completed by the Company over the twelve months ended June 30, 2020, which added $103 million in net sales in the second quarter of 2020, and organic growth in the Aftermarket Segment and international markets.
•Net income for the second quarter of 2020 was $13.2 million, or $0.52 per diluted share, compared to net income of $47.5 million, or $1.89 per diluted share, for the same period of 2019.
•Net income and earnings per share for the second quarter of 2020 were negatively impacted by $0.5 million, or $0.02 per share, due to the recognition of higher cost of sales resulting from the non-cash charge for inventory fair value step-up for CURT, net of tax.
•Consolidated operating profit during the second quarter of 2020 was $20.8 million compared to $65.7 million in the same period of 2019. Operating profit margin was 4.0 percent in the second quarter of 2020 compared to 10.4 percent in the same period of 2019, primarily as a result of OEM plant shutdowns in response to COVID-19.
•The cost of aluminum and steel used in certain of the Company’s manufactured components decreased in the second quarter of 2020 compared to the same period of 2019. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The increase in selling, general, and administrative costs of $25.0 million was driven by incremental costs from recent acquisitions of $32.2 million, including warehousing and distribution costs of $10.6 million associated with Curt and amortization on intangible assets from acquired businesses of $4.3 million, partially offset by organic cost reductions in the second quarter of 2020 compared to the same period of 2019.
•The effective tax rate of 26.3 percent for the six months ended June 30, 2020 was higher than the comparable prior year period of 24.7 percent, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting of equity-based compensation awards, the reduction of income before income taxes, and an increase in non-deductible expenses, as discussed below under “Income Taxes.”
•In March and June 2020, the Company paid a quarterly dividend of $0.65 per share, aggregating to $16.3 million and $16.3 million, respectively.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2020 decreased $185.6 million, compared to the same period of 2019. Net sales of components to OEMs were to the following markets for the three months ended June 30:

(In thousands)	2020	2019	Change
RV OEMs:
Travel trailers and fifth-wheels	$212,518	$343,051	(38)%
Motorhomes	24,713	41,357	(40)%
Adjacent Industries OEMs	130,581	168,960	(23)%
Total OEM Segment net sales	$367,812	$553,368	(34)%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2020	2019	Change
Travel trailer and fifth-wheel RVs	66,800	101,000	(34)%
Motorhomes	6,900	12,700	(46)%

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

Content per:	2020	2019	Change
Travel trailer and fifth-wheel RV	$3,371	$3,230	4%
Motorhome	$2,308	$2,396	(4)%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the second quarter of 2020 related to declines in industry-wide wholesale unit shipments resulting from the shutdowns of OEMs in response to the COVID-19 pandemic and the termination of the Furrion supply agreement. The net sales decrease was partially offset by content gains during the second quarter of 2020 for travel trailers and fifth-wheel RVs. Motorhome content was negatively impacted by a continued market-shift to smaller units in the second quarter of 2020.

The Company's decrease in net sales to OEMs in Adjacent Industries during the second quarter of 2020 were driven by OEM customer shutdowns in the Company's Adjacent Industries in response to the COVID-19 pandemic.

Operating profit of the OEM Segment was $1.8 million in the second quarter of 2020, a decrease of $50.9 million compared to the same period of 2019. The operating profit margin of the OEM Segment in the second quarter of 2020 decreased to 0.5 percent compared to 9.5 percent for the same period of 2019 and was negatively impacted by:
•The impact of COVID-19 as OEMs suspended production beginning in March 2020 due to government mandates and a reduction in customer demand, which negatively impacted operating profit by an estimated $31.2 million.
•Selling price changes from contractual reductions indexed to select commodities of $4.9 million.
•A financing charge of $2.3 million to discount the Furrion account receivable balance to present value as a result of proposed changes to scheduled payments.
•Additional amortization related to intangible assets from acquisitions in the past twelve months, which reduced operating profit by $2.1 million.
Partially offset by:
•Reductions in material commodity pricing of $5.4 million, primarily related to decreased steel and aluminum costs.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives and increased use of automation, which reduced direct labor expenses by $2.2 million.
Amortization expense on intangible assets for the OEM Segment was $6.3 million in the second quarter of 2020, compared to $5.1 million in the same period of 2019. Depreciation expense on fixed assets for the OEM Segment was $11.5 million in the second quarter of 2020, compared to $11.6 million in the same period of 2019.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2020 decreased 17 percent, or $185.0 million, compared to the first six months of 2019. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2020	2019	Change
RV OEMs:
Travel trailers and fifth-wheels	$519,626	$659,922	(21)%
Motorhomes	62,800	86,357	(27)%
Adjacent Industries OEMs	317,743	338,869	(6)%
Total OEM Segment net sales	$900,169	$1,085,148	(17)%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30, were:

	2020	2019	Change
Travel trailer and fifth-wheel RVs	154,800	185,800	(17)%
Motorhomes	17,000	25,500	(33)%

The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first six months of 2020 related to declines in industry-wide wholesale unit shipments resulting from the shutdowns of OEMs in response to the COVID-19 pandemic and the termination of the Furrion supply agreement. The net sales decrease was partially offset by content gains during the first six months of 2020 for travel trailers and fifth-wheel RVs. Motorhome content was negatively impacted by a continued market-shift to smaller units in the first six months of 2020.

The Company’s net sales to Adjacent Industries OEMs decreased during the first six months of 2020, primarily due to OEM plant shutdowns in response to COVID-19. The net sales decrease was partially offset by acquisitions completed in 2020 and 2019 and market share gains. OEM marine net sales were $71.4 million in the first six months of 2020, a decrease of $21.0 million compared to the same period of 2019. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $45.0 million in the first six months of 2020, a decrease of $48.1 million compared to the same period of 2019. The operating profit margin of the OEM Segment in the first six months of 2020 decreased to 5.0 percent compared to 8.6 percent for the same period of 2019 and was negatively impacted by:
•The impact of COVID-19 as OEMs suspended production beginning in March 2020 due to government mandates and a reduction in customer demand, which negatively impacted operating profit by an estimated $37.3 million.
•Selling price changes from contractual reductions indexed to select commodities of $13.7 million.
•A financing charge of $2.3 million to discount the Furrion account receivable balance to present value as a result of proposed changes to scheduled payments.
•Additional amortization related to intangible assets from acquisitions in the past twelve months, which reduced operating profit by $4.1 million.
Partially offset by:
•Reductions in material commodity pricing of $14.8 million primarily related to decreased steel and aluminum costs.
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives and increased use of automation, which reduced direct labor expenses by $3.3 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2020 increased 109 percent, or $82.3 million, compared to the same period of 2019. Net sales of components in the Aftermarket Segment were as follows for the three months ended June 30:

(In thousands)	2020	2019	Change
Total Aftermarket Segment net sales	$157,953	$75,700	109%

The Company’s net sales to the Aftermarket Segment increased during the second quarter of 2020, primarily due to acquisitions that contributed approximately $78.3 million in sales, increases in market share, and the Company’s focus on building out well-qualified, customer-focused teams, and infrastructure to service this market. The increase was partially offset by lost sales related to the termination of the Furrion supply agreement.

Operating profit of the Aftermarket Segment was $19.0 million in the second quarter of 2020, an increase of $6.0 million compared to the same period of 2019 primarily due to sales from acquisitions. The operating profit margin of the Aftermarket Segment was 12.0 percent in 2020, compared to 17.1 percent in 2019, and was negatively impacted by:
•Sales mix of lower margin CURT and Lewmar products, which negatively impacted operating profit by $2.5 million.
•Additional amortization and depreciation related to long-lived assets from the CURT and Lewmar acquisitions, which reduced operating profit by $2.2 million.
•The recognition of higher cost of sales due to the inventory fair value step-up for CURT of $0.7 million.
•A financing charge of $0.7 million to discount the Furrion account receivable balance to present value as a result of proposed changes to scheduled payments.
•The impact of COVID-19 beginning in March 2020 due to a reduction in customer demand, which negatively impacted operating profit by an estimated $1.3 million.
Partially offset by:
•Termination of the Furrion supply agreement, which had dilutive margins to the aftermarket business, positively impacted margins by $0.2 million.
Amortization expense on intangible assets for the Aftermarket Segment was $2.9 million in the second quarter of 2020, compared to $0.6 million in the same period of 2019. Depreciation expense on fixed assets for the Aftermarket Segment was $3.4 million in the second quarter of 2020, compared to $1.4 million in the same period of 2019.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2020 increased 110 percent, or $149.2 million, compared to the same period of 2019. Net sales of components in the Aftermarket Segment were as follows for the six months ended June 30:

(In thousands)	2020	2019	Change
Total Aftermarket Segment net sales	$285,266	$136,092	110%

The Company’s net sales to the Aftermarket Segment increased during the first six months of 2020 primarily due to sales from acquisitions of $142.7 million and organic growth of $6.5 million.
Operating profit of the Aftermarket Segment was $20.1 million in the first six months of 2020, a decrease of $0.2 million compared to the same period of 2019 primarily due to the impact of COVID-19, partially offset by sales from acquisitions. The operating profit margin of the Aftermarket Segment was 7.0 percent in 2020, compared to 14.9 percent in 2019, and was negatively impacted by:
•Sales mix of lower margin CURT and Lewmar products, which negatively impacted operating profit by $8.1 million.
•The recognition of higher cost of sales due to the inventory fair value step-up for CURT of $6.9 million.
•Additional amortization and depreciation related to long-lived assets from the CURT and Lewmar acquisitions, which reduced operating profit by $4.6 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•A financing charge of $0.7 million to discount the Furrion account receivable balance to present value as a result of proposed changes to scheduled payments.
•The impact of COVID-19 beginning in March 2020 due to a reduction in customer demand, which negatively impacted operating profit by an estimated $2.7 million.
Partially offset by:
•Termination of the Furrion supply agreement, which had dilutive margins to the aftermarket business, positively impacted margins by $0.3 million.

Income Taxes

The effective tax rates for the six months ended June 30, 2020 and 2019 were 26.3 percent and 24.7 percent, respectively. The effective tax rate for the six months ended June 30, 2020 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of Accounting Standards Update (“ASU”) 2016-09, and Federal and Indiana research and development credits. The increase in the effective tax rate for the six months ended June 30, 2020 as compared to the same period in 2019 was due primarily to a reduction in the excess tax benefits related to the vesting of equity-based compensation awards, an increase in non-deductible expenses, and lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2020	2019
Net cash flows provided by operating activities	$102,101	$180,115
Net cash flows used in investing activities	(105,166)	(44,065)
Net cash flows provided by (used in) financing activities	32,093	(88,500)
Effect of exchange rate changes on cash and cash equivalents	(2,115)	(1,818)
Net increase in cash and cash equivalents	$26,913	$45,732

Cash Flows from Operations
Net cash flows provided by operating activities were $102.1 million in the first six months of 2020, compared to $180.1 million in the first six months of 2019. Changes in net assets and liabilities, net of acquisitions of businesses, in the first six months of 2020 generated $48.6 million less cash than in the first six months of 2019. The decrease in net cash flows provided by operating activities was also due to a $29.3 million decrease in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items. Increased receivables as OEMs resumed production was the primary use of cash generated from net assets.
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
Depreciation and amortization was $48.8 million in the first six months of 2020, and is expected to be approximately $95 million to $105 million for the full year 2020. Non-cash stock-based compensation expense in the first six months of 2020 was $7.4 million. Non-cash stock-based compensation expense is expected to be approximately $13 million to $18 million for the full year 2020.

Cash Flows from Investing Activities
Cash flows used in investing activities of $105.2 million in the first six months of 2020 were primarily comprised of $94.7 million for the acquisitions of businesses, net of cash acquired and $14.5 million for capital expenditures. Cash flows used in investing activities of $44.1 million in the first six months of 2019 were primarily comprised of $35.8 million for capital expenditures and $8.5 million for the acquisitions of businesses.

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
Capital expenditures and acquisitions in the first six months of 2020 were funded by cash from operations and borrowings under the Company's credit agreement. In response to the COVID-19 pandemic, the Company delayed certain non-essential capital expenditures. As sales volume rebounded in the second half of the second quarter, the Company plans to continue to be disciplined with capital spending going forward. Capital expenditures and acquisitions in the remainder of fiscal year 2020 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.

Cash Flows from Financing Activities
Cash flows provided by financing activities in the first six months of 2020 were primarily comprised of $79.2 million in net borrowings under the Company’s revolving credit facility, repayments of $9.5 million under the term loan and other borrowings, and payments of quarterly dividends of $32.7 million. In addition, the Company had $4.6 million of shares tendered for payment of taxes.
Cash flows used in financing activities in the first six months of 2019 were primarily comprised $49.7 million in net repayments under the Company's revolving credit facility and payments of quarterly dividends of $31.3 million. In addition, the Company had $7.1 million of shares tendered for payment of taxes.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $5.8 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2020. For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements.
Credit Facilities
See Note 7 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.
The Company believes its cash flows from operations and the availability under the revolving credit facility and potential note issuances under the Shelf-Loan Facility (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements) are adequate to finance the Company’s anticipated cash requirements for the next twelve months.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first six months of 2020 related to inflation.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, consumer demand, integration of acquisitions, R&D investments, and resumption or suspension of normal operations, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future pandemics, on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which the Company operates, other operational and financial risks related to conducting business internationally, increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in the Company’s subsequent filings with the SEC, including the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of June 30, 2020), our results of operations would not be materially affected.
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
As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
b.Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company began implementation of a new enterprise resource planning (“ERP”) system in late 2013. To date, 35 locations have been put on this ERP system. The roll-out plan is continually evaluated in the context of priorities for the business and may change as the needs of the business dictate. The Company anticipates enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2020, would not be material to the Company’s financial position or results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 27, 2020, except for the following:
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
•Reduced demand by our OEMs or consumers, potentially for an extended period of time.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to the Company’s stock repurchase program during the six months ended June 30, 2020. At June 30, 2020, the Company has $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 27, 2020 for further information on the program.

ITEM 6 – EXHIBITS

a) Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
3.	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.
4.	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.
5.	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.
6.	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.
7.	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

8.	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
August 4, 2020