Form 10-Q
period 2020-09-30
LCI INDUSTRIES
filed 2020-11-02
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 30, 2020) was 25,154,183 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands, except per share amounts)

Net sales	$827,729	$586,221	$2,013,164	$1,807,461
Cost of sales	606,290	450,748	1,504,378	1,390,741
Gross profit	221,439	135,473	508,786	416,720
Selling, general and administrative expenses	127,006	86,320	349,305	254,155
Operating profit	94,433	49,153	159,481	162,565
Interest expense, net	1,948	1,900	10,843	6,506
Income before income taxes	92,485	47,253	148,638	156,059
Provision for income taxes	24,138	11,444	38,891	38,357
Net income	$68,347	$35,809	$109,747	$117,702

Net income per common share:
Basic	$2.72	$1.43	$4.37	$4.71
Diluted	$2.70	$1.42	$4.35	$4.70

Weighted average common shares outstanding:
Basic	25,162	25,031	25,125	24,984
Diluted	25,313	25,156	25,220	25,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands)

Net income	$68,347	$35,809	$109,747	$117,702
Other comprehensive income (loss):
Net foreign currency translation adjustment	3,399	819	(102)	(1,850)
Actuarial gain on Dutch pension plans	—	—	6,299	—
Unrealized gain (loss) on fair value of derivative instruments	—	(19)	1,642	(2,061)
Total comprehensive income	$71,746	$36,609	$117,586	$113,791

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2020	2019
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$68,187	$35,359
Accounts receivable, net of allowances of $6,060 and $3,144 at September 30, 2020 and December 31, 2019, respectively	313,264	199,976
Inventories, net	369,160	393,607
Prepaid expenses and other current assets	45,061	41,849
Total current assets	795,672	670,791
Fixed assets, net	368,422	366,309
Goodwill	413,068	351,114
Other intangible assets, net	373,941	341,426
Operating lease right-of-use assets	97,580	98,774
Other assets	62,000	34,181
Total assets	$2,110,683	$1,862,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$19,861	$17,883
Accounts payable, trade	175,492	99,262
Current portion of operating lease obligations	23,772	21,693
Accrued expenses and other current liabilities	181,398	132,420
Total current liabilities	400,523	271,258
Long-term indebtedness	616,076	612,906
Operating lease obligations	77,619	79,848
Deferred taxes	46,946	35,740
Other long-term liabilities	93,957	62,171
Total liabilities	1,235,121	1,061,923

Stockholders’ equity
Common stock, par value $.01 per share	282	281
Paid-in capital	222,257	212,485
Retained earnings	702,223	644,945
Accumulated other comprehensive income	8,962	1,123
Stockholders’ equity before treasury stock	933,724	858,834
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	875,562	800,672
Total liabilities and stockholders’ equity	$2,110,683	$1,862,595

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
(In thousands)
Cash flows from operating activities:
Net income	$109,747	$117,702
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	73,366	55,882
Stock-based compensation expense	13,646	12,061
Other non-cash items	1,818	837
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(103,209)	(42,367)
Inventories, net	24,423	24,410
Prepaid expenses and other assets	(29,489)	15,119
Accounts payable, trade	68,379	8,437
Accrued expenses and other liabilities	53,806	17,461
Net cash flows provided by operating activities	212,487	209,542
Cash flows from investing activities:
Capital expenditures	(28,663)	(47,767)
Acquisitions of businesses, net of cash acquired	(94,909)	(53,923)
Other investing activities	3,972	364
Net cash flows used in investing activities	(119,600)	(101,326)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(4,807)	(7,194)
Proceeds from revolving credit facility	285,827	404,228
Repayments under revolving credit facility	(273,130)	(443,921)
Repayments under term loan and other borrowings	(15,385)	—
Payment of dividends	(51,535)	(47,533)
Other financing activities	(176)	(405)
Net cash flows used in financing activities	(59,206)	(94,825)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(853)	(842)
Net increase in cash, cash equivalents, and restricted cash	32,828	12,549
Cash, cash equivalents, and restricted cash at beginning of period	35,359	14,928
Cash, cash equivalents, and restricted cash at end of period	$68,187	$27,477

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,743	$6,156
Cash paid during the period for income taxes, net of refunds	$16,457	$28,416
Purchase of property and equipment in accrued expenses	$2,588	$588

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2018	$280	$203,246	$563,496	$(2,605)	$(58,162)	$706,255
Net income	—	—	34,366	—	—	34,366
Issuance of 137,040 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,349)	—	—	—	(6,348)
Stock-based compensation expense	—	3,733	—	—	—	3,733
Other comprehensive loss	—	—	—	(1,328)	—	(1,328)
Cash dividends ($0.60 per share)	—	—	(14,999)	—	—	(14,999)
Dividend equivalents on stock-based awards	—	304	(304)	—	—	—
Balance - March 31, 2019	281	200,934	582,559	(3,933)	(58,162)	721,679
Net income	—	—	47,527	—	—	47,527
Issuance of 27,965 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(795)	—	—	—	(795)
Stock-based compensation expense	—	4,115	—	—	—	4,115
Other comprehensive loss	—	—	—	(3,383)	—	(3,383)
Cash dividends ($0.65 per share)	—	—	(16,267)	—	—	(16,267)
Dividend equivalents on stock-based awards	—	318	(318)	—	—	—
Balance - June 30, 2019	281	204,572	613,501	(7,316)	(58,162)	752,876
Net income	—	—	35,809	—	—	35,809
Issuance of 1,429 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(50)	—	—	—	(50)
Stock-based compensation expense	—	4,213	—	—	—	4,213
Other comprehensive income	—	—		800	—	800
Cash dividends ($0.65 per share)	—		(16,267)	—	—	(16,267)
Dividend equivalents on stock-based awards	—	318	(318)	—	—	—
Balance - September 30, 2019	$281	$209,053	$632,725	$(6,516)	$(58,162)	$777,381

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2019	$281	$212,485	$644,945	$1,123	$(58,162)	$800,672
Net income	—	—	28,214	—	—	28,214
Issuance of 87,833 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,518)	—	—	—	(4,517)
Stock-based compensation expense	—	3,295	—	—	—	3,295
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)
Cash dividends ($0.65 per share)	—	—	(16,321)	—	—	(16,321)
Dividend equivalents on stock-based awards	—	297	(297)	—	—	—
Balance - March 31, 2020	282	211,559	656,541	(2,417)	(58,162)	807,803
Net income	—	—	13,186	—	—	13,186
Issuance of 16,251 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(99)	—	—	—	(99)
Stock-based compensation expense	—	4,109	—	—	—	4,109
Other comprehensive income	—	—	—	7,980	—	7,980
Cash dividends ($0.65 per share)	—	—	(16,349)	—	—	(16,349)
Dividend equivalents on stock-based awards	—	295	(295)	—	—	—
Balance - June 30, 2020	282	215,864	653,083	5,563	(58,162)	816,630
Net income	—	—	68,347	—	—	68,347
Issuance of 3,998 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(191)	—	—	—	(191)
Stock-based compensation expense	—	6,242	—	—	—	6,242
Other comprehensive income	—	—	—	3,399	—	3,399
Cash dividends ($0.75 per share)	—	—	(18,865)	—	—	(18,865)
Dividend equivalents on stock-based awards	—	342	(342)	—	—	—
Balance - September 30, 2020	$282	$222,257	$702,223	$8,962	$(58,162)	$875,562

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company,” "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting primarily of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At September 30, 2020, the Company operated over 90 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs, and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the coronavirus ("COVID-19") pandemic and related impacts. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal, but may be different in 2020 and future years as a result of the COVID-19 pandemic and related impacts.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency related to COVID-19. The pandemic has caused significant uncertainty and disruption in the global economy and financial markets.

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

The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020 to meet the demand requirements of its customers, and by later in the second quarter, the Company's facilities were fully operational. As the Company returned to fully operational status, several of the cost savings and cash preservation measures previously announced on April 8, 2020 were reversed, including executive salary and director retainer reductions, furloughs, and hiring freezes, and discussions with banking partners about financing options were halted. Due to the uncertainty surrounding the COVID-19 pandemic, the Company remains disciplined with other cost savings and cash preservation measures, such as delaying certain capital expenditures and reducing or eliminating non-critical business expenses including travel.

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

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Nine Months Ended September 30, 2020

Polyplastic

In January 2020, the Company acquired 100 percent of the equity interests of Polyplastic Group B.V. (with its subsidiaries “Polyplastic”), a premier window supplier to the caravanning industry, headquartered in Rotterdam, Netherlands. The purchase price was $95.8 million, net of cash acquired, plus contingent consideration up to $7.7 million, based on future sales by this operation. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment. As the acquisition of Polyplastic is not considered to have a material impact on the Company’s financial statements, pro forma results of operations and other disclosures are not presented.
During the three months ended September 30, 2020, the Company adjusted the preliminary purchase price allocation reported at June 30, 2020 to account for updates to assumptions and estimates which increased the fair value of customer relationships and other intangible assets by $10.0 million, and decreased net tangible assets, excluding pension obligations by $0.4 million. The valuations of the assumed pension plan obligations and intangible assets are still in process. The purchase price allocation is subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$95,766
Contingent consideration	2,796
Total fair value of consideration given	$98,562

Customer relationship and other identifiable intangible assets	$63,626
Net tangible assets, excluding pension obligation	15,460
Unfunded pension benefit obligation	(28,665)
Total fair value of net assets acquired	$50,421

Goodwill (not tax deductible)	$48,141

The acquisition of Polyplastic included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provide benefits based on years of service and average pay. The benefits earned by the employees are immediately vested. The Company funds the future obligations of the Dutch pension plans by purchasing an insurance contract from a large multi-national insurance company. Each year the Company will make premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan asset with the assistance of an actuary using observable inputs (Level 2), which is determined as the present value of the accrued benefits guaranteed by the insurer. The Company recorded the estimated unfunded pension benefit obligation of the Dutch pension plans in other long-term liabilities on the Condensed Consolidated Balance Sheet. The key assumptions used to measure the benefit obligation at the acquisition date were a discount rate of 1.2 percent, an expected rate of return on plan assets of 1.2 percent, wage inflation of 2.0 percent, and expected indexation that conforms to the growth path established by Dutch pension law, which ranged from 0.0 percent at acquisition to 2.0 percent in 2033. The Company also recorded a deferred tax asset related to the Dutch pension plans, which is included in net tangible assets in the above table. Contributions and net periodic pension costs for the Dutch pension plans were not material for the period from the acquisition date through September 30, 2020.

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The fair value of this asset was determined using a discounted cash flow model, which is a level 3 input in the fair value hierarchy. The

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Acquisitions with Measurement Period Adjustments During the Nine Months Ended September 30, 2020

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

During the nine months ended September 30, 2020, the Company adjusted the preliminary purchase price allocation reported at December 31, 2019 to account for updates to assumptions and estimates related to the fair value of intangible assets and inventories, and to adjust the purchase price for final net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2019	Measurement Period Adjustments	As Adjusted at September 30, 2020
Cash consideration, net of cash acquired	$337,640	$(1,053)	$336,587

Assets Acquired
Accounts receivable	$28,611	$—	$28,611
Inventories	88,765	(6,648)	82,117
Fixed assets	24,036	—	24,036
Customer relationship	112,000	(7,800)	104,200
Tradename and other identifiable intangible assets	37,705	(300)	37,405
Operating lease right-of-use assets	27,925	—	27,925
Other tangible assets	4,060	(1,550)	2,510
Liabilities Assumed
Accounts payable	(18,577)	—	(18,577)
Current portion of operating lease obligations	(5,360)	—	(5,360)
Accrued expenses and other current liabilities	(10,002)	—	(10,002)
Operating lease obligations	(22,565)	—	(22,565)
Deferred taxes	(31,877)	1,752	(30,125)
Total fair value of net assets acquired	$234,721	$(14,546)	$220,175

Goodwill (not tax deductible)	$102,919	$13,493	$116,412

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

During the nine months ended September 30, 2020, the Company adjusted the preliminary purchase price allocation reported at December 31, 2019 to account for updates to assumptions and estimates related to the fair value of intangible assets and inventories. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2019	Measurement Period Adjustments	As Adjusted at September 30, 2020
Cash consideration, net of cash acquired	$43,224	$—	$43,224

Customer relationship and other identifiable intangible assets	$19,580	$2,170	$21,750
Net tangible assets	3,286	(705)	2,581
Total fair value of net assets acquired	$22,866	$1,465	$24,331

Goodwill (not tax deductible)	$20,358	$(1,465)	$18,893

The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2019	$215,620	$135,494	$351,114
Acquisitions – 2020	48,141	—	48,141
Measurement period adjustments	(2,251)	12,613	10,362
Foreign currency translation	3,575	(124)	3,451
Net balance – September 30, 2020	$265,085	$147,983	$413,068

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$352,370	$88,674	$263,696	6	to	17
Patents	88,340	45,691	42,649	3	to	20
Trade names (finite life)	63,766	10,516	53,250	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,379	4,439	1,940	3	to	6
Other	309	190	119	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$523,451	$149,510	$373,941

Other intangible assets consisted of the following at December 31, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$319,934	$69,008	$250,926	6	to	17
Patents	76,206	44,611	31,595	3	to	19
Trade names (finite life)	50,917	7,086	43,831	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,598	4,947	2,651	3	to	6
Other	309	173	136	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$467,251	$125,825	$341,426

4.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	September 30,	December 31,
(In thousands)	2020	2019
Raw materials	$261,724	$256,850
Work in process	19,186	23,653
Finished goods	88,250	113,104
Inventories, net	$369,160	$393,607

5.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,	December 31,
(In thousands)	2020	2019
Fixed assets, at cost	$719,007	$678,367
Less accumulated depreciation and amortization	350,585	312,058
Fixed assets, net	$368,422	$366,309

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
(In thousands)	2020	2019
Employee compensation and benefits	$68,125	$45,612
Current portion of accrued warranty	29,722	29,898
Customer rebates	23,094	14,129
Other	60,457	42,781
Accrued expenses and other current liabilities	$181,398	$132,420

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

(In thousands)	2020	2019
Balance at beginning of period	$47,167	$46,530
Provision for warranty expense	14,443	24,861
Warranty costs paid	(16,568)	(21,741)
Balance at end of period	45,042	49,650
Less long-term portion	15,320	15,940
Current portion of accrued warranty at end of period	$29,722	$33,710

7.    LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	September 30,	December 31,
(In thousands)	2020	2019
Term Loan	$288,750	$300,000
Revolving Credit Loan	286,140	266,214
Shelf-Loan Facility	50,000	50,000
Other	12,426	16,349
Unamortized deferred financing fees	(1,379)	(1,774)
	635,937	630,789
Less current portion	(19,861)	(17,883)
Long-term indebtedness	$616,076	$612,906

Amended Credit Agreement

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($156.1 million, or €133.0 million drawn at September 30, 2020).

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

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.4 percent at September 30, 2020) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (1.625 percent at September 30, 2020) depending on the Company’s total net leverage ratio. At September 30, 2020, the Company had $2.9 million in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $310.9 million at September 30, 2020.

Shelf-Loan Facility

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended and restated, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2020. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. On March 31, 2020, the Company entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. On September 21, 2020, the Company entered into a Second Amendment to the Shelf-Loan Facility to conform additional covenants to the Amended Credit Agreement. The Shelf-Loan Facility expires on November 11, 2022.

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

General

At September 30, 2020, the fair value of the Company’s long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries.

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2020, the Company was in compliance with all such requirements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined in the Amended Credit Agreement and the Shelf-Loan Facility. This limitation did not impact the Company’s ability to incur additional indebtedness under its revolving credit facility at September 30, 2020. The aggregate remaining availability under the revolving credit facility and the potential additional notes issuable under the Shelf-Loan Facility was $460.9 million at September 30, 2020. The Company believes the availability under the revolving credit facility and the potential issuances under the Shelf-Loan Facility, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$8,343	$5,481	$24,319	$16,263
Short-term lease cost	475	522	1,744	1,996
Variable lease cost	553	501	1,700	1,331
Total lease cost	$9,371	$6,504	$27,763	$19,590

9.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain performance targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2020, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 11.5 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30, 2020:

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)
Balance at beginning of period	$4,396
Acquisitions	2,796
Payments	(9)
Accretion (a)	591
Fair value adjustments (a) (b)	(1,885)
Net foreign currency translation adjustment	269
Balance at end of the period (c)	6,158
Less current portion in accrued expenses and other current liabilities	(4,163)
Total long-term portion in other long-term liabilities	$1,995
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Includes adjustments to assumptions on weighted average cost of capital and relevant sales projections.
(c) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of September 30, 2020 were $7.3 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

In August 2019, the Company and Furrion agreed to terminate the agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At September 30, 2020 and December 31, 2019, the Company had a receivable of $49.0 million and $40.0 million, respectively, recorded for purchases of inventory stock by Furrion. The agreement required Furrion to make periodic payments throughout 2020 and the first six months of 2021. Due to the impacts of the COVID-19 pandemic, the Company is currently in negotiations that would impact the timing of the repayment of this receivable. Accordingly, the Company has classified $27.0 million of the receivable as long-term, and recorded the receivable at its present value at September 30, 2020 based on the currently proposed payment plan.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2020, would not be material to the Company’s financial position or results of operations.

10.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	September 30,	December 31,
(In thousands)	2020	2019
Common stock authorized	75,000	75,000
Common stock issued	28,241	28,133
Treasury stock	3,087	3,087

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Weighted average shares outstanding for basic earnings per share	25,162	25,031	25,125	24,984
Common stock equivalents pertaining to stock-based awards	151	125	95	69
Weighted average shares outstanding for diluted earnings per share	25,313	25,156	25,220	25,053

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	119	123	113	122

The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2020 and December 31, 2019:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Third Quarter 2019	0.65	09/06/19	09/20/19	16,267
Fourth Quarter 2019	0.65	12/06/19	12/20/19	16,280
Total 2019	$2.55			$63,813

First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Third Quarter 2020	0.75	09/04/20	09/18/20	18,865
Total 2020	$2.05			$51,535

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (“the 2011 Plan”) or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2019	346,148	$87.54
Issued	4,582	89.53
Granted	150,319	97.70
Dividend equivalents	8,185	86.22
Forfeited	(15,219)	91.53
Vested	(153,411)	87.64
Outstanding at September 30, 2020	340,604	$89.98

Stock Awards and Performance Stock Units

The 2011 Plan provides for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions.

Transactions in performance-based stock awards and PSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2019	129,128	$96.21
Granted	66,029	98.98
Dividend equivalents	2,636	87.02
Forfeited	(73,581)	107.91
Vested	(5,152)	100.46
Outstanding at September 30, 2020	119,060	$89.92

11.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at:

	September 30, 2020				December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,158	$—	$—	6,158	$4,396	$—	$—	$4,396

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

The OEM Segment, which accounted for 77 percent and 88 percent of consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 61 percent of the Company’s OEM Segment net sales for the nine months ended September 30, 2020 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 23 percent and 12 percent of consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$407,485	$9,565	$417,050	$311,446	$2,610	$314,056
Motorhomes	29,707	14,734	44,441	25,944	8,866	34,810
Adjacent Industries OEMs	151,572	28,991	180,563	143,264	19,420	162,684
Total OEM Segment net sales	588,764	53,290	642,054	480,654	30,896	511,550
Aftermarket Segment:
Total Aftermarket Segment net sales	179,510	6,165	185,675	70,284	4,387	74,671
Total net sales	$768,274	$59,455	$827,729	$550,938	$35,283	$586,221

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$916,144	$20,532	$936,676	$964,838	$9,140	$973,978
Motorhomes	70,126	37,115	107,241	86,808	34,359	121,167
Adjacent Industries OEMs	406,727	91,579	498,306	455,754	45,799	501,553
Total OEM Segment net sales	1,392,997	149,226	1,542,223	1,507,400	89,298	1,596,698
Aftermarket Segment:
Total Aftermarket Segment net sales	455,799	15,142	470,941	199,686	11,077	210,763
Total net sales	$1,848,796	$164,368	$2,013,164	$1,707,086	$100,375	$1,807,461

(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Operating profit:
OEM Segment	$65,533	$38,347	$110,485	$131,434
Aftermarket Segment	28,900	10,806	48,996	31,131
Total operating profit	$94,433	$49,153	$159,481	$162,565

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$253,182	$193,354	$586,985	$610,946
Windows and doors	173,102	145,360	438,829	453,343
Furniture and mattresses	105,226	79,512	250,068	264,431
Axles and suspension solutions	42,708	31,405	103,450	97,597
Other	67,836	61,919	162,891	170,381
Total OEM Segment net sales	642,054	511,550	1,542,223	1,596,698
Total Aftermarket Segment net sales	185,675	74,671	470,941	210,763
Total net sales	$827,729	$586,221	$2,013,164	$1,807,461

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

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2020, the Company operated over 90 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy, the Netherlands, and the United Kingdom. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s segments.

The Company’s OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 61 percent of the Company’s OEM Segment net sales for the twelve months ended September 30, 2020 were of components for travel trailer and fifth-wheel RVs, including:

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

The Company enacted rigorous health and safety protocols as it resumed production in early May. For example, the Company implemented health screenings of team members for potential symptoms, conducts extensive and frequent disinfecting of workspaces, implemented social distancing restrictions for production personnel, provided masks to team members who must be physically present, and set up temporary COVID-19 testing sites for team members with symptoms or potential exposure. These health and safety protocols remain in effect currently.

Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures in attempts to contain the virus, such as travel bans and restrictions, limits on gatherings, face mask requirements, quarantines, shelter-in-place orders, and business shutdowns. The Company temporarily suspended production at certain facilities, starting with locations in Italy and other parts of Europe. Certain of the Company's North American operations, which were considered non-essential, were temporarily suspended starting the last week of March, negatively impacting the Company's results of operations for the first quarter of 2020, especially in the OEM Segment. These temporary production shutdowns continued through April, and most of the Company's facilities reopened in early May. By later in the second quarter, all of the Company's facilities were fully operational, and they continued to be fully operational through the third quarter of 2020. The shutdowns negatively impacted the Company's results of operations through the first half of the second quarter of 2020.

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

The Company cannot assure you that these cost-saving efforts will be successful in mitigating the impact of the COVID-19 pandemic on its business, liquidity, results of operations, or financial condition. As the Company returned to fully operational status later in the second quarter, several of the cost savings and cash preservation measures listed above were reversed, including executive salary and director retainer reductions, furloughs, and hiring freezes. Due to the uncertainty surrounding the COVID-19 pandemic, the Company remains disciplined with other cost savings and cash preservation measures, such as delaying certain capital expenditures and reducing or eliminating non-critical business expenses including travel.

Most of the OEM customers the Company supplies in North America resumed operations in early May 2020 at reduced capacity to fulfill retail dealer backlog orders. The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020 to meet the demand requirements of its customers, and by later in the second quarter, all of the Company's facilities were fully operational. Retail demand, especially in the RV and marine markets, picked up significantly

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
later in the second quarter, leading to a record month of June for net sales for the Company with fully operational facilities. Retail demand continued at elevated levels through the third quarter of 2020 with net sales for the Company remaining at record levels. While production at the Company's facilities has continued through the third quarter, current plans are subject to change as the ultimate duration and impact of the COVID-19 pandemic on the Company's and its customers' operations is presently unclear.

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

The Company stayed in close communication with its OEM customers in regards to their plans to resume operations and ramped up production quickly to meet its customers' demand when facilities reopened in early May. As noted above, later in the second quarter, retail demand in the North American RV and marine markets increased significantly resulting in the highest monthly total net sales in Company history in June, July, August and September. The sharp rebound in sales following the shutdowns also resulted in a significant increase in accounts receivable. The Company continues to closely monitor cash collections of its trade receivables, and to date has not identified any significant collection concerns with its customers.

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

Suppliers

Certain of our suppliers have or are expected to face difficulties maintaining operations due to government-ordered restrictions, future outbreaks, and shelter-in-place mandates. Although the Company regularly monitors the financial health of companies in the Company's supply chain, financial hardship on the Company's suppliers caused by the COVID-19 pandemic could cause a disruption in the Company's ability to obtain raw materials or components required to manufacture its products, adversely affecting operations. To mitigate the risk of any potential supply chain interruptions from the COVID-19 pandemic, the Company increased certain inventory levels during the first quarter of 2020, which has continued through the third quarter and is expected to continue into the foreseeable future. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could result in higher costs or delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

Liquidity

In response to the COVID-19 pandemic, the Company borrowed a series of draws under its revolving credit facility to increase its cash position and improve financial flexibility in March and April 2020. During the second quarter, the Company also engaged with banking partners regarding options relative to future liquidity. The Company made net repayments on its revolving credit facility of approximately $162 million from May through September 30, 2020 as production resumed and operating cash flow improved with the increase in retail demand. The Company also ceased its discussions with banking partners about financing options. See "Liquidity and Capital Resources - Credit Facilities" section below for further discussion on liquidity.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
FURRION UPDATE

In August 2019, the Company and Furrion Limited ("Furrion") agreed to terminate their distribution and supply agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At September 30, 2020 the Company had a receivable of $49.0 million recorded for purchases of inventory stock by Furrion. The agreement required Furrion to make periodic payments throughout 2020 and the first six months of 2021. Due to the impacts of the COVID-19 pandemic, the Company is currently in negotiations that would impact the timing of the repayment of this receivable. Accordingly, the Company has classified $27.0 million of the receivable as long-term, and recorded the receivable at its present value at September 30, 2020 based on the currently proposed payment plan.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Due to the COVID-19 pandemic, the 2020 Open House was canceled. The seasonality of the RV industry has been, and will likely continue to be, impacted by the COVID-19 pandemic, and the timing of a return to historical seasonality is not possible to predict at this time.
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first nine months of 2020, the Company’s primary RV market, decreased one percent to 264,900 units, compared to the first nine months of 2019, primarily due to OEM plant shutdowns in response to COVID-19, partially offset by higher retail demand. Retail demand for travel trailer and fifth-wheel RVs increased seven percent in the first nine months of 2020 compared to the same period in 2019. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2020	110,100	37%	151,100	28%	(41,000)
Quarter ended June 30, 2020	66,800	(34)%	131,100	(6)%	(64,300)
Quarter ended March 31, 2020	88,000	4%	74,500	(4)%	13,500
Quarter ended December 31, 2019	83,300	(8)%	63,600	(6)%	19,700
Twelve months ended September 30, 2020	348,200	(2)%	420,300	5%	(72,100)

Quarter ended September 30, 2019	80,600	(13)%	118,000	(6)%	(37,400)
Quarter ended June 30, 2019	101,000	(13)%	138,800	(7)%	(37,800)
Quarter ended March 31, 2019	84,800	(27)%	77,400	(5)%	7,400
Quarter ended December 31, 2018	90,300	(17)%	67,500	(1)%	22,800
Twelve months ended September 30, 2019	356,700	(18)%	401,700	(5)%	(45,000)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2020 decreased 22 percent to 28,300 units compared to the first nine months of 2019, primarily due to OEM plant shutdowns in response to COVID-19. Retail demand for motorhome RVs decreased 10 percent in the first nine months of 2020, following a 13 percent decrease in retail demand in the same period of 2019.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the third quarter of 2020 were $827.7 million, 41 percent higher than consolidated net sales for the same period of 2019 of $586.2 million. The increase was primarily driven by a recovery in retail demand in the RV and marine markets beginning later in the second quarter and continuing into the third quarter of 2020, as well as sales from acquired businesses of $98.6 million primarily from the CURT and Polyplastic acquisitions.
•Net income for the third quarter of 2020 was $68.3 million, or $2.70 per diluted share, compared to net income of $35.8 million, or $1.42 per diluted share, for the same period of 2019.
•Consolidated operating profit during the third quarter of 2020 was $94.4 million compared to $49.2 million in the same period of 2019. Operating profit margin was 11.4 percent in the third quarter of 2020 compared to 8.4 percent in the same period of 2019, primarily as a result of fixed costs being spread over a larger sales base.
•The cost of aluminum and steel used in certain of the Company’s manufactured components decreased in the third quarter of 2020 compared to the same period of 2019. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The increase in selling, general, and administrative costs of $40.7 million was driven by incremental costs from recent acquisitions of $30.7 million, including warehousing and distribution costs of $13.1 million associated with CURT, and amortization on intangible assets from acquired businesses of $4.2 million, in the third quarter of 2020 compared to the same period of 2019.
•The effective tax rate of 26.2 percent for the nine months ended September 30, 2020 was higher than the comparable prior year period of 24.6 percent, primarily due to a year-over-year reduction in the excess tax benefits related to the vesting of equity-based compensation awards, the reduction of income before income taxes, and an increase in non-deductible expenses, as discussed below under “Income Taxes.”
•In March, June, and September 2020, the Company paid a quarterly dividend of $0.65, $0.65, and $0.75 per share, aggregating to $16.3 million, $16.3 million, and $18.9 million, respectively.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2020 increased $130.5 million, compared to the same period of 2019. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2020	2019	Change
RV OEMs:
Travel trailers and fifth-wheels	$417,050	$314,056	33%
Motorhomes	44,441	34,810	28%
Adjacent Industries OEMs	180,563	162,684	11%
Total OEM Segment net sales	$642,054	$511,550	26%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30 were:

	2020	2019	Change
Travel trailer and fifth-wheel RVs	110,100	80,600	37%
Motorhomes	11,300	10,800	5%

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

Content per:	2020	2019	Change
Travel trailer and fifth-wheel RV	$3,428	$3,268	5%
Motorhome	$2,399	$2,328	3%

The Company’s average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for the Company’s products, as well as changes in the types of RVs produced industry-wide.

The Company’s increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the third quarter of 2020 was primarily driven by a recovery in RV retail demand beginning later in the second quarter and continuing into the third quarter of 2020, partially offset by the termination of the Furrion supply agreement. The net sales increase further benefited from content gains during the third quarter of 2020.

The Company's increase in net sales to OEMs in Adjacent Industries during the third quarter of 2020 was driven by a recovery in retail demand for the marine industry and other adjacent markets beginning later in the second quarter and continuing into the third quarter of 2020.

Operating profit of the OEM Segment was $65.5 million in the third quarter of 2020, an increase of $27.2 million compared to the same period of 2019. The operating profit margin of the OEM Segment in the third quarter of 2020 increased to 10.2 percent compared to 7.5 percent for the same period of 2019 and was positively impacted by:
•Leveraging of fixed costs over a larger sales base, net of lost Furrion product sales, which increased operating profit by $6.9 million related to fixed overhead costs and $9.5 million related to fixed selling, general, and administrative costs.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Reductions in material commodity pricing of $5.6 million, primarily related to decreased steel and aluminum costs.
Partially offset by:
•Selling price changes from contractual reductions indexed to select commodities of $5.3 million.
•Additional amortization related to intangible assets from acquisitions in the past twelve months, which reduced operating profit by $2.0 million.
Amortization expense on intangible assets for the OEM Segment was $6.9 million in the third quarter of 2020, compared to $5.3 million in the same period of 2019. Depreciation expense on fixed assets for the OEM Segment was $11.9 million in the third quarter of 2020, compared to $11.4 million in the same period of 2019.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2020 decreased 3 percent, or $54.5 million, compared to the first nine months of 2019. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2020	2019	Change
RV OEMs:
Travel trailers and fifth-wheels	$936,676	$973,978	(4)%
Motorhomes	107,241	121,167	(11)%
Adjacent Industries OEMs	498,306	501,553	(1)%
Total OEM Segment net sales	$1,542,223	$1,596,698	(3)%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30, were:

	2020	2019	Change
Travel trailer and fifth-wheel RVs	264,900	266,400	(1)%
Motorhomes	28,300	36,400	(22)%

The Company’s decrease in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first nine months of 2020 related to the termination of the Furrion supply agreement as well as declines in motorhome wholesale unit shipments. The net sales decrease was partially offset by content gains during the first nine months of 2020 for both travel trailer and fifth-wheel RVs and motorhomes.

The Company’s net sales to Adjacent Industries OEMs decreased during the first nine months of 2020, primarily due to OEM plant shutdowns in response to COVID-19. The net sales decrease was almost fully offset by market share gains. OEM marine net sales were $118.1 million in the first nine months of 2020, a decrease of $8.9 million compared to the same period of 2019. The Company continues to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $110.5 million in the first nine months of 2020, a decrease of $20.9 million compared to the same period of 2019. The operating profit margin of the OEM Segment in the first nine months of 2020 decreased to 7.2 percent compared to 8.2 percent for the same period of 2019 and was negatively impacted by:
•The impact of COVID-19 as OEMs suspended production beginning in March 2020 due to government mandates and a temporary reduction in customer demand during the COVID-19 pandemic, which negatively impacted operating profit by an estimated $31.0 million.
•Selling price changes from contractual reductions indexed to select commodities of $18.8 million.
•Additional amortization related to intangible assets from acquisitions in the past twelve months, which reduced operating profit by $5.8 million.
Partially offset by:
•Reductions in material commodity pricing of $15.1 million, primarily related to decreased steel and aluminum costs.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Investments over the past several years to improve operating efficiencies, including lean manufacturing initiatives and increased use of automation, which reduced labor expenses by $9.8 million.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2020 increased 149 percent, or $111.0 million, compared to the same period of 2019. Net sales of components in the Aftermarket Segment were as follows for the three months ended September 30:

(In thousands)	2020	2019	Change
Total Aftermarket Segment net sales	$185,675	$74,671	149%

The Company’s net sales to the Aftermarket Segment increased during the third quarter of 2020, primarily due to acquisitions that contributed approximately $78.0 million in sales, increases in market share, and the Company’s focus on building out well-qualified, customer-focused teams, and infrastructure to service this market. The increase was partially offset by lost sales related to the termination of the Furrion supply agreement.

Operating profit of the Aftermarket Segment was $28.9 million in the third quarter of 2020, an increase of $18.1 million compared to the same period of 2019 primarily due to sales from acquisitions. The operating profit margin of the Aftermarket Segment was 15.6 percent in 2020, compared to 14.5 percent in 2019, and was positively impacted by:
•Leveraging of fixed costs over a larger sales base, net of lost Furrion product sales, which increased operating profit by $1.8 million related to fixed overhead costs and $1.7 million related to fixed selling, general, and administrative costs.
Partially offset by:
•Additional amortization and depreciation related to long-lived assets from the CURT and Lewmar acquisitions, which reduced operating profit by $2.2 million.
Amortization expense on intangible assets for the Aftermarket Segment was $2.9 million in the third quarter of 2020, compared to $0.7 million in the same period of 2019. Depreciation expense on fixed assets for the Aftermarket Segment was $2.9 million in the third quarter of 2020, compared to $1.4 million in the same period of 2019.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2020 increased 123 percent, or $260.2 million, compared to the same period of 2019. Net sales of components in the Aftermarket Segment were as follows for the nine months ended September 30:

(In thousands)	2020	2019	Change
Total Aftermarket Segment net sales	$470,941	$210,763	123%

The Company’s net sales to the Aftermarket Segment increased during the first nine months of 2020 primarily due to sales from acquisitions of $220.7 million and organic growth of $39.5 million.
Operating profit of the Aftermarket Segment was $49.0 million in the first nine months of 2020, an increase of $17.9 million compared to the same period of 2019, primarily due to sales from acquisitions, partially offset by the impact of COVID-19. The operating profit margin of the Aftermarket Segment was 10.4 percent in 2020, compared to 14.8 percent in 2019, and was negatively impacted by:
•Sales mix of lower margin CURT and Lewmar products, which negatively impacted operating profit by $9.3 million.
•The recognition of higher cost of sales due to the inventory fair value step-up for CURT of $7.3 million.
•Additional amortization and depreciation related to long-lived assets from the CURT and Lewmar acquisitions, which reduced operating profit by $6.8million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Partially offset by:
•The benefit of organic sales growth coupled with no sales of lower-margin Furrion products as a result of the termination of the Furrion supply agreement, which increased operating profit by $6.0 million.

Income Taxes

The effective tax rates for the nine months ended September 30, 2020 and 2019 were 26.2 percent and 24.6 percent, respectively. The effective tax rate for the nine months ended September 30, 2020 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The increase in the effective tax rate for the nine months ended September 30, 2020 as compared to the same period in 2019 was due primarily to a reduction in the excess tax benefits related to the vesting of equity-based compensation awards, an increase in non-deductible expenses, and lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2020	2019
Net cash flows provided by operating activities	$212,487	$209,542
Net cash flows used in investing activities	(119,600)	(101,326)
Net cash flows used in financing activities	(59,206)	(94,825)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(853)	(842)
Net increase in cash, cash equivalents, and restricted cash	$32,828	$12,549

Cash Flows from Operations
Net cash flows provided by operating activities were $212.5 million in the first nine months of 2020, compared to $209.5 million in the first nine months of 2019. The increase in net cash flows provided by operating activities was primarily due to a $12.1 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items. Changes in net assets and liabilities, net of acquisitions of businesses, in the first nine months of 2020 generated $9.2 million less cash than in the first nine months of 2019. Increased receivables as OEMs resumed production was the primary use of cash generated from net assets.
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
Depreciation and amortization was $73.4 million in the first nine months of 2020, and is expected to be approximately $95 million to $105 million for the full year 2020. Non-cash stock-based compensation expense in the first nine months of 2020 was $13.6 million. Non-cash stock-based compensation expense is expected to be approximately $15 million to $20 million for the full year 2020.

Cash Flows from Investing Activities
Cash flows used in investing activities of $119.6 million in the first nine months of 2020 were primarily comprised of $94.9 million for the acquisitions of businesses, net of cash acquired, and $28.7 million for capital expenditures. Cash flows used in investing activities of $101.3 million in the first nine months of 2019 were primarily comprised of $53.9 million for the acquisitions of businesses, net of cash acquired, and $47.8 million for capital expenditures.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Capital expenditures and acquisitions in the first nine months of 2020 were funded by cash from operations and borrowings under the Company's credit agreement. In response to the COVID-19 pandemic, the Company delayed certain non-essential capital expenditures. Although sales volume rebounded beginning in the second half of the second quarter, the Company plans to remain disciplined with capital spending going forward. Capital expenditures and acquisitions in the remainder of fiscal year 2020 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under the Company’s revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities in the first nine months of 2020 were primarily comprised of payments of quarterly dividends of $51.5 million, repayments of $15.4 million under the term loan and other borrowings, and $12.7 million in net borrowings under the Company’s revolving credit facility. In addition, the Company had cash outflows of $4.8 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
Cash flows used in financing activities in the first nine months of 2019 were primarily comprised of $39.7 million in net repayments under the Company's revolving credit facility. In addition, the Company had cash outflows of $7.2 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, the Company will pay additional cash consideration. The Company has recorded a $6.2 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2020. For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. The Company did not experience any significant increases in its labor costs in the first nine months of 2020 related to inflation.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, consumer demand, integration of acquisitions, R&D investments, and resumption or suspension of normal operations, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future pandemics, on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which the Company sells its products, availability of credit for financing the retail and wholesale purchase of products for which the Company sells its components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which the Company sells its components, the financial condition of the Company’s customers, the financial condition of retail dealers of products for which the Company sells its components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which the Company operates, other operational and financial risks related to conducting business internationally, increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which the Company sells its components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in the Company’s subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and this Quarterly Report on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of September 30, 2020), our results of operations would not be materially affected.
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
As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
b.Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2020, would not be material to the Company’s financial position or results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 27, 2020, except for the following:
The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, has materially and adversely affected, and could in the future materially and adversely affect our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable.
The recent COVID-19 pandemic, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or internationally, has had, and in the future could again have a material adverse effect on our business, financial condition, and results of operations. In 2020, COVID-19 has significantly impacted the global economy and financial markets, and it could continue to negatively impact our business in a number of ways. These effects include, but are not limited to:
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to the Company’s stock repurchase program during the nine months ended September 30, 2020. At September 30, 2020, the Company has $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 27, 2020 for further information on the program.

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
3.	10.1	Second Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of September 21, 2020, among Lippert Components, Inc., LCI Industries, PGIM, Inc. and the Noteholders party thereto. Exhibit 10.1 is filed herewith.
4.	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.
5.	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.
6.	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.
7.	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.
8.	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

9.	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
November 2, 2020