Form 10-K
period 2020-12-31
LCI INDUSTRIES
filed 2021-02-26
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,108,137,750. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 19, 2021), was 25,159,069 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 20, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, and industry trends, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, the impacts of COVID-19, or other future pandemics, on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

LCI INDUSTRIES

PART I

Item 1.    BUSINESS.

Summary
LCI Industries (“LCII” and collectively with its subsidiaries, the “Company,” the “Registrant,” “we,” “us,” or “our”), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components,” “LCI” or “Lippert”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting primarily of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

Our products include steel chassis and related components; axles and suspension solutions; slide-out mechanisms and solutions; thermoformed bath, kitchen and other products; vinyl, aluminum and frameless windows; manual, electric and hydraulic stabilizer and leveling systems; furniture and mattresses; entry, luggage, patio, and ramp doors; electric and manual entry steps; awning and awning accessories; branded towing products; truck accessories; electronic components; and other accessories.
We have two reportable segments: the original equipment manufacturers segment (the “OEM Segment”) and the aftermarket segment (the “Aftermarket Segment”).
We are focused on profitable growth and margin stability in our industries, both organic and through acquisitions. In order to support this growth, over the past several years we have expanded our geographic market and product lines, consolidated manufacturing facilities, and integrated manufacturing, distribution, and administrative functions. At December 31, 2020, we operated over 100 manufacturing and distribution facilities located throughout North America and Europe, and reported consolidated net sales of $2.8 billion for the year ended December 31, 2020.
The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. Our principal executive and administrative offices are located at 3501 County Road 6 East, Elkhart, Indiana 46514; telephone number (574) 535-1125; website www.lci1.com; e-mail LCII@lci1.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports) filed or furnished with the SEC as soon as reasonably practicable after such materials are electronically filed or furnished.

Recent Developments

COVID-19 Pandemic

The coronavirus ("COVID-19") pandemic has caused significant uncertainty and disruption in the global economy and financial markets. We continue to closely monitor the impact of COVID-19 on all aspects of our business. For risks relating to the COVID-19 pandemic, see Item 1A. "Risk Factors" in Part I of this Report and for details on the impact of COVID-19 on the Company, see the section under the heading Impact of COVID-19 in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

Sales and Profits

Consolidated net sales for the year ended December 31, 2020 were $2.8 billion, an increase of 18 percent from the consolidated net sales for the year ended December 31, 2019 of $2.4 billion. The increase in year-over-year net sales was primarily driven by the impact of acquisitions, organic growth in the Aftermarket Segment, and a significant increase in RV retail demand following COVID-19 shutdowns in the first half of the year. We believe the rebound in RV retail demand was driven by consumers seeking alternative vacation options that avoid large gatherings and allow for social distancing. The increase in year-over-year net sales was also positively impacted by continued growth in our adjacent industries OEM, aftermarket and international markets, all of which saw similar rebounds in demand following the initial COVID-19 shutdowns. Net sales from acquisitions completed in 2020 and 2019 contributed approximately $374.7 million to net sales in 2020.
Net income for the full-year 2020 was $158.4 million, or $6.27 per diluted share, compared to net income of $146.5 million, or $5.84 per diluted share, in 2019.

In Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we describe in detail the change in our sales and profits during 2020.

Customer Concentrations

Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 21 percent, 27 percent, and 31 percent of our consolidated net sales for the years ended December 31, 2020, 2019, and 2018, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 19 percent, 21 percent, and 23 percent of our consolidated net sales for the years ended December 31, 2020, 2019, and 2018, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2020, 2019, and 2018. International sales, primarily in Europe and Australia, and export sales represented approximately eight percent, six percent, and four percent of consolidated net sales in 2020, 2019, and 2018, respectively.

Acquisitions

During 2020, we completed three acquisitions:

In December 2020, the Company acquired 100 percent of the outstanding capital stock of Veada Industries, Inc. ("Veada"), a manufacturer and distributor of boat seating and marine accessories based in New Paris, Indiana. The purchase price was $69.0 million, net of cash acquired, which includes holdback payments of $12.2 million to be paid over the next two years. Net sales for Veada were approximately $82 million for the twelve months preceding the acquisition.

In November 2020, the Company acquired substantially all of the business assets of Challenger Door, LLC ("Challenger"), a leading manufacturer and distributor of branded doors for the RV industry and products for specialty and cargo trailers, based in Nappanee, Indiana. The purchase price was $35.0 million, which includes holdback payments of $4.5 million to be paid over the next two years. Net sales for Challenger were approximately $82 million for the twelve months preceding the acquisition.

In January 2020, the Company acquired 100 percent of the equity interests of Polyplastic Group B.V. (with its subsidiaries “Polyplastic”), a premier window supplier to the caravaning industry, headquartered in Rotterdam, Netherlands. The purchase price was $95.8 million, net of cash acquired, plus contingent consideration of $2.8 million, which was based on sales by this operation. Net sales for Polyplastic were approximately $62 million for the twelve months preceding the acquisition.

Diversification Strategy

The Company is executing a strategic initiative to diversify the markets it serves away from the historical concentration within the North American RV OEM industry. The Company's goal is to have 60 percent of net sales be generated outside of the North American RV OEM industry by the end of 2022. Approximately 50 percent of net sales for the year ended December 31, 2020 were generated outside of the North American RV OEM market compared to 42 percent in 2019.

Other Developments

In August 2019, the Company and Furrion Limited (“Furrion”) agreed to terminate their exclusive distribution and supply agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion agreed to purchase from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. Net sales of Furrion products were $100.4 million to the OEM Segment and $29.0 million to the Aftermarket Segment in 2019. These sales were not recurring in 2020 following the termination of the agreement.

At December 31, 2020, a net receivable of $42.3 million was recorded for the purchases of inventory stock by Furrion. The agreement required Furrion to make periodic payments throughout 2020 and the first six months of 2021. Due to the impacts of the COVID-19 pandemic, we are currently in negotiations that would impact the timing of the repayment of this receivable. Accordingly, we classified $17.6 million of the receivable as long-term, and recorded the receivable at its present value at December 31, 2020 based on the currently proposed payment plan which extends through July 2022.

OEM Segment

Through our wholly-owned subsidiaries, we manufacture and distribute a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing.

In 2020, the OEM Segment represented 78 percent of our consolidated net sales and 70 percent of consolidated segment operating profit. Approximately 61 percent of our OEM Segment net sales in 2020 were of products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).

Raw materials used by our OEM Segment, consisting primarily of steel (coil, sheet, tube, and I-beam), extruded aluminum, glass, wood, fabric, and foam, are available from a number of sources, both domestic and foreign.

Operations of our OEM Segment consist primarily of fabricating, welding, thermoforming, painting, sewing, and assembling components into finished products. Our OEM Segment operations are conducted at manufacturing and distribution facilities throughout North America and Europe, strategically located in proximity to the customers they serve. See Item 2. “Properties.”

Our OEM Segment products are sold primarily to major manufacturers of RVs such as Thor Industries, Inc. (symbol: THO), Forest River, Inc. (a Berkshire Hathaway company, symbol: BRKA), Winnebago Industries, Inc. (symbol: WGO) and other RV OEMs, and to manufacturers in other adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing.

The RV industry is highly competitive, both among manufacturers of RVs and the suppliers of RV components, generally with low barriers to entry other than compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. We compete with several other component suppliers on a regional and national basis with respect to a broad array of components for both towable and motorized RVs. Our operations compete on the basis of product quality and reliability, product innovation, price, customer service, and customer satisfaction. Although definitive information is not readily available, we believe we are a leading supplier for towable RVs for the following principal RV products:

● windows,	● axles,
● doors,	● furniture,
● chassis,	● leveling systems, and
● slide-out mechanisms,	● awnings.

OEM Segment net sales to adjacent industries increased four percent from $659.6 million in 2019 to $688.2 million in 2020, and was consistent at 32 percent of total OEM Segment net sales in each of 2020 and 2019. Within adjacent industries, domestic and international OEM marine net sales totaled $205.8 million in 2020, an increase of $10.0 million compared to 2019.

Our market share for our products in adjacent industries cannot be readily determined; however, we continue to make investments in acquisitions, people, technology, and equipment and we are committed to expanding our presence in these industries.

Detailed narrative information about the results of operations of the OEM Segment is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers through e-commerce. We have teams dedicated to product training and marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide quick responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs so customer downtime is minimized. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims, biminis, covers, buoys, and fenders to the marine industry, and towing products and truck accessories. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing these Aftermarket Segment sales to be counter-seasonal, but were different in 2020 and may be different in future years as a result of the COVID-19 pandemic and related impacts.

According to the Recreation Vehicle Industry Association (“RVIA”), estimated RV ownership in the United States is estimated to be over nine million households. Additionally, as a result of a vibrant secondary market, one-third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for aftermarket sales, as we anticipate owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

Aftermarket Segment net sales increased 125 percent from $279.6 million in 2019 to $628.3 million in 2020. Sales from CURT, which we acquired in December 2019, accounted for approximately half of our Aftermarket Segment net sales in 2020. CURT is a leading manufacturer and distributor of branded towing products and truck accessories and sells products to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe compliments the OEM markets we serve.We continue to make investments in people and technology to grow the Aftermarket Segment and we are committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

Our sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of our products, innovation, price, customer service, and customer satisfaction. Our annual marketing and advertising expenditures were $10.4 million, $6.4 million, and $4.1 million, in 2020, 2019, and 2018, respectively, reflecting increased expenditures related to our strategic decision to increase our sales to the aftermarket and adjacent industries, as well as expand into international markets.

We have several supply agreements or other arrangements with certain of our customers that provide for prices of various products to be fixed for periods generally not in excess of eighteen months; however, in certain cases we have the right to renegotiate the prices on sixty-days’ notice. We have agreements with certain customers that index their pricing to select commodities. Both the OEM Segment and the Aftermarket Segment typically ship products on average within one to two weeks of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

Capacity

At December 31, 2020, we operated over 100 manufacturing and distribution facilities across North America and Europe. For most products, we have the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. We have adequate capacity to meet projected demand. Capital expenditures for 2020 were $57 million, which included normal replacement expenditures along with $5 million in automation investments and over $21 million in capacity investments for operational improvements.

Seasonality

Most industries where we sell products or where our products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions, consumer confidence on retail sales of RVs and other products for which we sell our components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the COVID-19 pandemic and related impacts, which negatively impacted our sales in the first and second quarters in 2020 due to temporary shutdowns. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing these Aftermarket Segment sales to be counter-seasonal, but were different in 2020 and may be different in future years as a result of the COVID-19 pandemic and related impacts.

International

Over the past several years, we have been gradually growing international sales, primarily in Europe and Australia. International and export sales represented approximately eight percent, six percent, and four percent of consolidated net sales in 2020, 2019, and 2018, respectively. We continue to focus on developing products tailored for international recreation and transportation markets. We participate in the largest caravan shows in Europe and have been receiving positive feedback on our products. Recently, some of the product innovations we developed for European markets have been gaining popularity in the United States as well. Our international business development team works with customers and prospects in Australia, Europe, and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping introduce our existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. We target the same international product markets that we supply to in the United States, including RV, adjacent industries such as marine, cargo trailers and high-speed trains, and the related aftermarkets. Our largest domestic customer, Thor, established a relatively new presence in the European caravan market through their 2019 acquisition of Erwin Hymer Group, which we anticipate will provide additional business opportunities for us in Europe. We estimate the addressable market for annual net sales of our products outside of North America to be over $1 billion. Financial information relating to certain of our international acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Intellectual Property

We hold approximately 360 United States and foreign patents and have approximately 150 patent applications pending that relate to various products we sell. We have also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

From time to time, we have received notices or claims we may be infringing certain patent or other intellectual property rights of others, and we have given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. We believe our patents are valuable and we vigorously protect our patents when appropriate.

Research and Development

We strive to be an industry leader in product innovation and are focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $13 million, $14 million, and $16 million in 2020, 2019, and 2018, respectively.

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

We believe we are currently operating in compliance, in all material respects, with applicable laws and regulations and have made reports and submitted information as required. We do not believe the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on our operations, financial condition or competitive position; however, there can be no assurance this trend will continue as health and safety laws, regulations or other pertinent requirements evolve.

Environmental

Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge, transport and disposal of hazardous materials used during the manufacturing processes. Although we believe our operations have been consistent with prevailing industry standards, and are in substantial compliance with applicable environmental laws and regulations, one or more of our current or former operating sites, or adjacent sites owned by third parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, we may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on our operations or financial condition; however, there can be no assurance that this trend will continue.

Human Capital

As of December 31, 2020, Lippert had approximately 12,400 full-time team members, including 11,300 in North America and 1,100 in Europe. Our U.S. team members are not subject to any collective bargaining agreements, although certain international team members are covered by national labor laws. We believe relations with our team members are good.

At Lippert, we believe that business can and should be a force for good in our world, and we strive to manifest that vision every day in how we lead our organization. Our mission is to make lives better by developing meaningful relationships with our customers, co-workers, and community. "Everyone Matters" is the overarching descriptor of our cultural strategy and we believe this fundamental appreciation of the men and women who make up our organization should guide how we lead our organization.

Leadership and Culture Development

We have a Leadership and Culture Development Team that focuses on leadership development, personal and professional development, training, and corporate and community impact. Our teams meet regularly with leaders and team members across the Company to develop action plans and goals focused on both personal and professional development. The team also supports our team member engagement survey twice a year to measure and evaluate engagement drivers, and helps build specific action plans in response to the survey results to continually improve our culture and team member engagement.

We believe our future success depends upon our continued ability to attract, retain, and motivate qualified team members. Our retention percentage for team members in North America for the year ended December 31, 2020 was 69 percent, a decline from the prior year retention of 72 percent. The decline was driven by the COVID-19 pandemic, as well as a more competitive labor market when the RV and marine industries rebounded following the initial COVID-19 shutdowns.

Community Involvement

We strive to create meaningful change and inspire a culture of giving by building positive relationships and aligning Company resources with our team members' time and talents to support the needs of our communities. From 2017 to 2019, our team members reached our collective goal of volunteering at least 100,000 hours of community service annually within the communities where we live, work, and play. Although the COVID-19 pandemic prevented us from reaching our 100,000 hour goal in 2020, we were still able to volunteer over 67,000 hours. Through monetary donations, product donations, and company-wide fundraising events, we donate more than $1 million annually to support the needs of our communities. We focus our efforts in the areas of children and families in need, educational programs, community health and wellness, and LCI team members in crisis.

Benefits and Compensation

As part of our efforts to attract and motivate team members, we offer competitive compensation and benefits. We provide team members with compensation packages that include base salary/wages, and short and long-term incentives. We also offer team members benefits such as life, disability, and health (medical, dental, and vision) insurance, a 401(k) plan with a company match, paid time off, tuition reimbursement, military leave, and holiday pay.

Diversity, Inclusion, and Belonging

We are committed to creating and maintaining a workplace in which all team members have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. This commitment is embodied in our policies and the way we do business. While diversity is essential in our business practice, inclusion and belonging are very important as well. Diversity reflects the differences we have in our workforce, inclusion is defined as how we as team members include others, and belonging is how we feel as members of our LCI family. We are committed to fostering an environment where all three are expected.

We provide equal employment opportunity to all team members and applicants without regard to race, color, religion, sex, sexual orientation, gender identity, pregnancy, national origin, ancestry, age, genetic information, disability, citizen status, veteran status, military service, marital status or any other legally protected category as established by federal, state, or local law. Our equal employment opportunity policy governs all employment decisions, including recruitment, hiring, job assignment, compensation, training, promotion, discipline, transfer, leave-of-absence, access to benefits, layoff, recall, termination and other personnel matters.

Health and Safety

We maintain a work environment that provides a safe and healthy workplace for all team members. We accomplish this through compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, and providing safety equipment to our team members. During 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our team members safe during the COVID-19 pandemic.

Information About our Executive Officers

The following table sets forth our executive officers as of December 31, 2020:

Name	Position

Jason D. Lippert	President and Chief Executive Officer
Brian M. Hall	Executive Vice President and Chief Financial Officer
Andrew J. Namenye	Executive Vice President, Chief Legal Officer, and Corporate Secretary
Ryan R. Smith	Group President – North America
Jamie M. Schnur	Group President – Aftermarket
Nick C. Fletcher	Executive Vice President and Chief Human Resources Officer

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company’s directors is included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2021.

JASON D. LIPPERT (age 48) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Effective May 23, 2019, Mr. Lippert also became President of the Company. Mr. Lippert has over 20 years of experience with the Company, and has served in a wide range of leadership positions.

BRIAN M. HALL (age 46) joined the Company in March 2013, served as Corporate Controller from June 2013 until January 2017, and has served as Chief Financial Officer of the Company since November 2016. Effective March 12, 2020, Mr. Hall also became an Executive Vice President of the Company. Prior to joining the Company, he spent more than 16 years in public accounting.

ANDREW J. NAMENYE (age 40) joined the Company in September 2017, and has been Chief Legal Officer and Corporate Secretary since November 2017. Effective March 12, 2020, Mr. Namenye also became an Executive Vice President of the Company. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

RYAN R. SMITH (age 37) became Group President – North America of the Company in May 2020. Previously, he served as Senior Vice President of Sales and Operations of the Company beginning in August of 2018. Mr. Smith has over 12 years of experience with the Company, and has served in a wide range of leadership positions with Lippert Components.

JAMIE M. SCHNUR (age 49) became Group President – Aftermarket of the Company in May 2020. Previously, he served as Chief Administrative Officer of the Company beginning in May 2013. Mr. Schnur has over 20 years of experience with the Company, and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 60) joined the Company in February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Effective March 12, 2020, Mr. Fletcher also became an Executive Vice President of the Company. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Other Officers

KIP A. EMENHISER (age 47) joined the Company in January 2017, and has been Vice President of Finance since September 2019 and Corporate Controller and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer, and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

Risk Related to the COVID-19 Pandemic
The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, has materially and adversely affected, and could in the future materially and adversely affect our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable.
The COVID-19 pandemic, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or internationally, has had, and in the future could again have, a material adverse effect on our business, financial condition, and results of operations. COVID-19 has significantly impacted the global economy and financial markets, and it could continue to negatively impact our business in a number of ways. These effects include, but are not limited to:
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
•Resulting cost increases from the effects of a pandemic such as COVID-19 may not be fully recoverable.
•The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and other business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, including Furrion.
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
•Recent increases in demand from retail consumers looking for vacation options that avoid large gatherings and allow for social distancing may dissipate if and when vaccines or other prevention or treatment options are developed and sufficiently distributed.
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

In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed below, any of which could have a material and adverse effect on our business, results of operations, and financial condition.

Industry and Economic Risk Factors

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

Additionally, manufacturing operations in most of the industries where we sell our products or where our products are used historically have been seasonal. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of products which include our components, the timing of dealer orders, the impact of severe weather conditions on the timing of industry-wide shipments from time to time, and the impact of the COVID-19 pandemic, current and future seasonal industry trends may be different than in prior years.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 61 percent of our OEM Segment net sales in 2020, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Risks Related to our Business, Operations and Strategy

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2020, the OEM Segment represented 78 percent of our consolidated net sales, and 70 percent of consolidated segment operating profit. Approximately 61 percent of our OEM Segment net sales in 2020 were of products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

The loss of any key customer, or a significant reduction in purchases by such customers, could have an adverse material impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for 40 percent of our consolidated net sales in 2020. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have an adverse material impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 45 percent and 15 percent, respectively, of our raw material costs in 2020. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

Our business depends on our ability to source raw materials, such as steel, aluminum, glass, wood, fabric and foam, and certain components such as electric motors, in a timely and cost-efficient manner. Most materials and components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. If raw materials or components that are used in manufacturing our products or for which we act as a distributor, particularly those which we import, become unavailable, or if the supply of these raw materials and components is interrupted or delayed, our manufacturing and distribution operations could be adversely affected, which could adversely impact our financial condition and operating results.

In 2020, we imported, or purchased from suppliers who imported, approximately 30 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, epidemics, public health crises, war, terrorism or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facilities closures, supply chain interruptions, or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

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

Further, as a result of pandemic outbreaks, including the COVID-19 pandemic, businesses can be shut down, supply chains can be interrupted, slowed or rendered inoperable and individuals can become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions, and worldwide economic downturns could occur. Such outbreaks could result in the operations of our third-party manufacturers and suppliers being disrupted or suspended, or could interfere with our supply chain, which could have an adverse effect on our business. See also the risk factors “Inadequate or interrupted supply of raw materials or components used to make our products could adversely impact our financial condition and operating results” and "The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, has materially and adversely affected, and could in the future materially and adversely affect our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable."

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

We have been gradually growing sales overseas and plan to continue pursuing international opportunities. Ten of our acquisitions since 2016 are headquartered in Europe or have international operations and customers.

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

Legal, Regulatory and Compliance Risks
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
We are subject to various data privacy and security laws and regulations. A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Other state laws include the California Consumer Privacy Act (the “CCPA”), which largely took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA"), was approved by California voters on November 3, 2020, and its substantive provisions become effective on January 1, 2023. The CPRA will revise and expand the CCPA and may potentially result in further uncertainty and require us to incur additional costs and expenses. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. We cannot fully predict the impact of the CCPA and CPRA on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
Other states have considered and/or enacted privacy laws like the CCPA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.
Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also apply to some of our operations. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or four percent of total worldwide annual revenue). Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.

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

Financial, Credit and Liquidity Risks

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

A portion of our total assets as of December 31, 2020 was comprised of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

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

An increase in interest rates, or a phase-out or replacement of LIBOR with a benchmark rate that is higher or more volatile than LIBOR, could increase our cost of borrowing and could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”) or its replacement. Future increases in market interest rates would increase our interest expense. Borrowings under our Amended Credit Agreement currently bear interest at variable rates based on either an Alternate Base Rate or an Adjusted LIBOR plus, in each case, an applicable margin. In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the LIBOR. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the IBA until mid-2023. It is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. While our Amended Credit Agreement provides a mechanism for determining an alternative rate of interest in the event that LIBOR is no longer available, any such alternative, successor, or replacement rate may not be similar to, or produce the same value or economic equivalence of, LIBOR or have the same volume or liquidity as did LIBOR prior to its discontinuance or unavailability, which may increase our overall interest expense. In addition, there can be no assurance that we will be able to reach an agreement with the administrative agent for our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur, but the potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay and a corresponding increase in our costs of capital or otherwise could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

Our manufacturing operations are conducted at facilities that are used for both manufacturing and distribution. Many of the properties manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment and are included in the OEM Segment in the table below. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing and distribution requirements. In addition, we maintain administrative facilities used for corporate and administrative functions. Our primary administrative offices are located in Elkhart and Mishawaka, Indiana. Total administrative space company-wide aggregates approximately 450,000 square feet. At December 31, 2020, our key property holdings are summarized in the following table:

Segment	Type	North America Facilities	Europe Facilities	Total Facilities*	Owned Facilities
OEM	Manufacturing (a)	61	17	78	37
	Other (b)	13	5	18	7
Aftermarket	Manufacturing (a)	7	—	7	1
	Other (b)	19	—	19	4
Total		100	22	122	49
(a)    Includes multi-activity sites which are predominately manufacturing
(b)    Includes engineering, administrative, and distribution locations
(*)    Excludes four unutilized facilities

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2020, would not be material to our financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 19, 2021, there were 253 holders of the Company’s common stock, in addition to beneficial owners of shares held in broker and nominee names. Our common stock trades on the New York Stock Exchange under the symbol “LCII”.

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption “Equity Compensation Plan Information” in our 2021 Proxy Statement.

Dividends and Share Repurchases

See Note 12 - Stockholders’ Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. There were no share repurchases for the year ended December 31, 2020.

In 2016, we initiated the payment of regular quarterly dividends. Future dividend policy with respect to the common stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.

Item 6.    SELECTED FINANCIAL DATA.

Part II, Item 6 is no longer required as the Company has adopted the amendments to Regulation S-K that eliminate Item 301.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. A detailed discussion of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

The Company, through its wholly-owned subsidiary, LCI, supplies, domestically and internationally, a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting of RVs and adjacent industries including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

We have two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2020, we operated over 100 manufacturing and distribution facilities located throughout North America and Europe.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2020	2019	2018
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,321,567	$1,276,718	$1,440,730
Motorhomes	158,096	155,623	187,297
Adjacent Industries OEMs	688,248	659,560	614,589
Total OEM Segment net sales	2,167,911	2,091,901	2,242,616
Aftermarket Segment:
Total Aftermarket Segment net sales	628,255	279,581	233,191
Total net sales	$2,796,166	$2,371,482	$2,475,807

Operating profit:
OEM Segment	$156,092	$165,290	$167,459
Aftermarket Segment	66,842	34,920	31,329
Total operating profit	$222,934	$200,210	$198,788

Corporate expenses are allocated between the segments based upon net sales.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2020	2019	2018
Net sales:
OEM Segment	78%	88%	91%
Aftermarket Segment	22%	12%	9%
Total net sales	100%	100%	100%

Operating Profit:
OEM Segment	70%	83%	84%
Aftermarket Segment	30%	17%	16%
Total segment operating profit	100%	100%	100%

Operating profit margin by segment was as follows for the years ended December 31:

	2020	2019	2018
OEM Segment	7.2%	7.9%	7.5%
Aftermarket Segment	10.6%	12.5%	13.4%

Operating profit margins were negatively impacted by government-mandated shutdowns related to the COVID-19 pandemic from late March through early May 2020, that caused a significant reduction in net sales while still incurring certain employee salary and wages, healthcare and safety expenses, and other fixed costs.
Our OEM Segment manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats;

trains; manufactured homes; and modular housing. Approximately 61 percent of our OEM Segment net sales for the year ended December 31, 2020 were of components for travel trailer and fifth-wheel RVs, including:

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

The Aftermarket Segment supplies many of these components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers through e-commerce. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims, biminis, covers, buoys, and fenders to the marine industry, and towing products and truck accessories.

Diversification Strategy

We are executing a strategic initiative to diversify the markets we serve away from the historical concentration within the North American RV OEM industry. Our goal is to have 60 percent of net sales be generated outside of the North American RV OEM industry by the end of 2022. Approximately 50 percent of net sales for the year ended December 31, 2020 were generated outside of the North American RV OEM market compared to 42 percent in 2019. Over the past three years, each of our acquisitions have contributed to net sales growth outside of the North American RV OEM industry.

Impact of COVID-19

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets. We continue to closely monitor the impact of COVID-19 on all aspects of our business. For risks relating to the COVID-19 pandemic, see Item 1A. "Risk Factors" in Part I of this Report.

Health and Safety

During this unprecedented crisis, the health and safety of our team members have remained our top priority. We instituted a travel ban for all team members in early March and on March 25, 2020, we issued a press release providing a business update regarding COVID-19, including that we were temporarily suspending production at select manufacturing facilities across North America and Europe. The temporary suspension of production was made on a plant-by-plant basis, consistent with government mandates or due to customer closures. Production at facilities considered essential continued, utilizing reduced staff in conjunction with heightened cleaning and sanitation processes. Team members that do not need to be physically present on the manufacturing floor to perform their work were required to work from home. We implemented a number of actions to ensure adherence to guidelines set forth by the World Health Organization and the Centers for Disease Control and Prevention.

We enacted rigorous health and safety protocols as we resumed production in early May. For example, we implemented health screenings of team members for potential symptoms, conducted extensive and frequent disinfecting of workspaces, implemented social distancing restrictions for production personnel, provided masks to team members who must be physically present, and set up temporary COVID-19 testing sites for team members with symptoms or potential exposure. We also leased a location to provide drive-thru rapid COVID-19 tests for our team members in northern Indiana and continued to provide full compensation to team members required to quarantine due to a positive test or contact tracing. These health and safety protocols remain in effect currently.

Operations

As a result of the COVID-19 pandemic, governmental authorities implemented and are continuing to implement numerous and constantly evolving measures in attempts to contain the virus, such as travel bans and restrictions, limits on gatherings, face mask requirements, quarantines, shelter-in-place orders, and business shutdowns. We temporarily suspended production at certain facilities, starting with locations in Italy and other parts of Europe. Certain of our North American operations, which were considered non-essential, were temporarily suspended starting the last week of March 2020, negatively impacting our results of operations for the first quarter of 2020, especially in the OEM Segment. These temporary production shutdowns continued through April, and most of our facilities reopened in early May. By later in the second quarter, all of our facilities were fully operational, and continued to be fully operational through the end of 2020. As a result, the shutdowns negatively impacted our results of operations beginning in March through the first half of the second quarter of 2020.

We instituted several cost saving and cash preservation measures starting in late March and continuing into the second quarter of 2020 in an effort to conserve liquidity and mitigate the impact of lost revenue from suspended operations. The following list includes many, but not all, of the cost savings and cash preservation measures employed:
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

As we returned to fully operational status later in the second quarter, several of the cost savings and cash preservation measures listed above were reversed, including executive salary and director retainer reductions, furloughs, and hiring freezes. Due to the uncertainty surrounding the COVID-19 pandemic, we remain disciplined with other cost savings and cash preservation measures, such as reducing or eliminating non-critical business expenses including travel.

Most of the OEM customers we supply in North America resumed operations in early May 2020 at reduced capacity to fulfill retail dealer backlog orders. We resumed operations to varying degrees for the majority of our facilities on May 4, 2020 to meet the demand requirements of our customers, and by later in the second quarter, all of our facilities were fully operational. Retail demand, especially in the RV and marine markets, picked up significantly later in the second quarter, leading to a record month of June for net sales for the Company with fully operational facilities. Retail demand continued at elevated levels through the second half of 2020 with our net sales remaining at record levels on a monthly basis. While production at our facilities continued through the end of 2020, the operational status of our facilities is subject to change as the ultimate duration, including new or continued surges, and impact of the COVID-19 pandemic on our and our customers' operations is presently unclear.

Customers and Demand

Prior to the COVID-19 impact beginning in mid-March, the RV industry experienced a return to positive retail sales growth starting in January 2020. This growth concluded 16 months of consecutive year-over-year declines, and provided an indication that the inventory re-balancing the industry had been addressing had reached its conclusion. As a result of the COVID-19 pandemic and many government mandated stay-at-home orders and campground closures, retail sales abruptly declined beginning in mid-March. Despite the abrupt decline in retail sales to our OEM channels, many aftermarket channels remained open through the period as dealerships remained open to service customers' products.

We stayed in close communication with our OEM customers in regards to their plans to resume operations and we ramped up production quickly to meet our customers' demand when facilities reopened in early May. As noted above, beginning later in the second quarter, retail demand in the North American RV and marine markets increased significantly resulting in the highest monthly total net sales in our history for each respective month from June through December 2020. The sharp rebound in sales following the shutdowns also resulted in a significant increase in accounts receivable. We continue to closely monitor cash collections of our trade receivables, and to date have not identified any significant collection concerns with our customers.

We experienced a positive impact following the initial shutdown from the COVID-19 pandemic, as interest rates and fuel prices remain at historic lows, both of which are favorable for the industries we serve, and we believe retail consumers are looking for vacation options that avoid large gatherings and allow for social distancing. The end products for many of the markets we supply, such as RVs and boats, can provide safer alternatives for vacations and recreation as opposed to air travel, visiting large cities, theme parks, and cruises. However, given the significant negative effects and uncertainties associated with the COVID-19 pandemic, other impacts, such as long-term U.S. and global economic disruptions, may ultimately be counter to, and outweigh, any positive vacation and recreation factors.

Suppliers

Certain of our suppliers have or are expected to face difficulties maintaining operations due to government-ordered restrictions, future outbreaks, and shelter-in-place mandates. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting operations. To mitigate the risk of any potential supply chain interruptions from the COVID-19 pandemic, we increased certain inventory levels during the first quarter of 2020, which continued through the end of 2020 and is expected to continue into the foreseeable future. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could result in higher costs or delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

Liquidity

In response to the COVID-19 pandemic, we borrowed a series of draws under our revolving credit facility to increase our cash position and improve financial flexibility in March and April 2020. During the second quarter, we also engaged with banking partners regarding options relative to future liquidity. We made net repayments on our revolving credit facility of approximately $181 million from May through October 31, 2020 (prior to net borrowings in November and December primarily to fund acquisitions) as production resumed and operating cash flow improved with the increase in retail demand. We also ceased our discussions with banking partners about additional or alternative financing options. See "Liquidity and Capital Resources - Credit Facilities" section below for further discussion on liquidity.

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
According to the RVIA, industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in 2020, the Company’s primary RV market, increased 9 percent to 380,100 units, compared to 2019. The increase was a result of an estimated 51,900 units, or 13 percent, increase in retail sales in 2020, as compared to 2019, partially offset from OEM plant shutdowns in response to COVID-19 in early 2020. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
While we measure our OEM Segment RV sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. A comparison of the number of units and the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc., as well as the resulting estimated change in dealer inventories, for both the United States and Canada, is as follows:

	Wholesale		Retail		Estimated Unit Impact on Dealer Inventories
	Units	Change	Units	Change
Year ended December 31, 2020	380,100	9%	449,700	13%	(69,600)
Year ended December 31, 2019	349,700	(16)%	397,800	(6)%	(48,100)
Year ended December 31, 2018	415,100	(3)%	423,400	6%	(8,300)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2020 decreased 13 percent to 40,700 units compared to 2019, primarily due to OEM plant shutdowns in response to COVID-19. Retail demand for motorhome RVs also decreased 4 percent in 2020, following a 12 percent decrease in retail demand in 2019.
The RVIA has projected an 18 percent increase in industry-wide wholesale shipments of RVs to 507,200 units for 2021. Several RV OEMs are introducing new product lines and additional features, and adding production capacity throughout the upcoming year. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which dropped precipitously in response to the COVID-19 pandemic in the first half of 2020, but recovered partially in the second half of 2020.

Adjacent Industries

Our portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. We believe there are significant opportunities in these Adjacent Industries and, as a result, six of the ten business acquisitions we completed in 2020 and 2019 were focused in Adjacent Industries.

The estimated potential content per unit we may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 224,700, 218,800, and 219,800 enclosed trailers were sold in 2020, 2019, and 2018, respectively.
•Traditional power boats. Statistical Surveys also reported approximately 225,900, 202,600, and 210,700 traditional power boats were sold in 2020, 2019, and 2018, respectively. Traditional power boats include bass, deck, jet, pontoon, ski-wake, and other boats. Included in this total, Statistical Surveys reported approximately 68,400, 55,000, and 56,200 pontoon boats were sold in 2020, 2019, and 2018, respectively.
•School buses. According to School Bus Fleet, there were approximately 36,000, 44,400, and 44,400 school buses sold in 2020, 2019, and 2018, respectively.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 94,400, 94,600, and 96,600 manufactured home wholesale shipments in 2020, 2019, and 2018, respectively.

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers through e-commerce. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to minimize customer downtime for critical repairs. The Aftermarket Segment also includes the sale of replacement glass and awnings to fulfill insurance claims, biminis, covers, buoys, and fenders to the marine industry, and towing products and truck accessories. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but were different in 2020 and may be different in future years as a result of the COVID-19 pandemic and related impacts.

According to the RVIA, estimated RV ownership in the United States is estimated to be over nine million households. Additionally, as a result of a vibrant secondary market, one-third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for aftermarket sales, as we anticipate owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

In December 2019, we acquired CURT, a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket. Our CURT products are sold to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe compliments the OEM markets we serve. Sales from CURT accounted for approximately half of our Aftermarket Segment net sales in 2020. In 2020, CURT sold 1.2 million hitches compared to 950 thousand sold in 2019. Additionally, the quantity of CURT products ordered via e-commerce increased 75 percent year-over-year in 2020.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Summary

•Consolidated net sales for the full-year 2020 were $2.8 billion, 18 percent higher than consolidated net sales for the full-year 2019 of $2.4 billion. The increase in year-over-year net sales was primarily driven by the impact of net sales from acquired businesses of $374.7 million primarily from the CURT and Polyplastic acquisitions, organic growth in the Aftermarket Segment, and record monthly RV retail demand following COVID-19 shutdowns in the first half of the year.
•Net income for the full-year 2020 was $158.4 million, or $6.27 per diluted share, compared to net income of $146.5 million, or $5.84 per diluted share, for full-year 2019.
•Consolidated operating profit during 2020 was $222.9 million compared to $200.2 million in 2019. Operating profit margin was 8.0 percent in 2020 compared to 8.4 percent in 2019, with the contraction primarily due to COVID-19-related shutdowns from late March through early May of 2020.
•The cost of aluminum and steel used in certain of the Company’s manufactured components decreased in 2020 compared to 2019. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities. Raw material costs were trending higher at the end of 2020 and are expected to remain volatile.
•The increase in selling, general, and administrative costs of $144.2 million was driven by incremental costs from recent acquisitions of $125.2 million, including warehousing and distribution costs of $44.7 million associated with CURT, and incremental amortization on intangible assets from acquired businesses of $14.2 million in 2020 compared to 2019.
•The effective tax rate of 24.4 percent for the full-year 2020 was higher than the prior year, primarily due to an increase in non-deductible expenses, as discussed below under “Provision for Income Taxes.”
•In 2020, we paid quarterly dividends aggregating $2.80 per share, or $70.4 million.

OEM Segment

Net sales of the OEM Segment in 2020 increased 4 percent, or $76.0 million, compared to 2019. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2020	2019	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,321,567	$1,276,718	4%
Motorhomes	158,096	155,623	2%
Adjacent Industries OEMs	688,248	659,560	4%
Total OEM Segment net sales	$2,167,911	$2,091,901	4%

According to the RVIA, industry-wide wholesale shipments for the years ended December 31 were:

	2020	2019	Change
Travel trailer and fifth-wheel RVs	380,100	349,700	9%
Motorhomes	40,700	46,600	(13)%

Our calculations of content in the OEM Segment discussion that follows were adjusted to remove Furrion sales from all prior periods to enhance comparability between periods following the termination of the agreement at the end of 2019. Refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the period ended September 30, 2020 for historical Furrion sales.

The trend in our average product content per RV produced is an indicator of our overall market share of components for new RVs. Our average product content per type of RV, calculated based upon our net sales of components to domestic RV OEMs for the different types of RVs produced for the twelve months ended December 31, divided by the industry-wide wholesale shipments of the different product mix of RVs for the same period, was:

Content per:	2020	2019	Change
Travel trailer and fifth-wheel RV	$3,390	$3,346	1%
Motorhome	$2,479	$2,287	8%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, changes in selling prices for our products, OEM inventories, and changes in the types of RVs produced industry-wide.

The increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during 2020 of $47.3 million was primarily driven by organic growth, including new product introductions and industry and market share gains of $180.5 million, partially offset by the termination of the Furrion supply agreement of $98.6 million, and the increased demand for entry-level products of $12.7 million, which traditionally have less content per unit. In addition, price reductions passed to our customers during the twelve months ended December 31, 2020 of $21.9 million, primarily due to commodity indexed pricing, and changes in OEM inventory levels have negatively impacted content growth.

Our net sales to Adjacent Industries OEMs increased during 2020, primarily due to acquisitions completed in 2020 and 2019 as well as market share gains. Domestic and international OEM marine net sales totaled $205.8 million in 2020, an increase of $10.0 million compared to 2019, primarily due to acquisitions completed in 2020 and 2019. We continue to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $156.1 million in 2020, a decrease of $9.2 million compared to 2019. The operating profit margin of the OEM Segment decreased to 7.2 percent in 2020 compared to 7.9 percent in 2019 and was negatively impacted by:
•The impact of COVID-19 as OEMs suspended production beginning in March 2020 due to government mandates and a temporary reduction in customer demand during the COVID-19 pandemic, which dramatically reduced sales while still incurring certain employee salaries and wages, healthcare and safety expenses, and other fixed costs.
•Selling price changes from contractual reductions indexed to select commodities of $26.5 million, which generally lag actual commodity price changes by six to nine months.
•Additional amortization related to intangible assets from acquisitions completed in 2020 and 2019, which reduced operating profit by $6.9 million.
Partially offset by:
•Reductions in material commodity pricing of $16.6 million, primarily related to decreased steel and aluminum costs.
Aftermarket Segment

Net sales of the Aftermarket Segment in 2020 increased 125 percent, or $348.7 million, compared to 2019. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2020	2019	Change
Total Aftermarket Segment net sales	$628,255	$279,581	125%

Our net sales to the Aftermarket Segment increased during 2020 primarily due to net sales from acquisitions completed in 2020 and 2019, which contributed approximately $269.6 million, and organic growth of $79.1 million.

Operating profit of the Aftermarket Segment was $66.8 million in 2020, an increase of $31.9 million compared to 2019, primarily from acquisitions completed in 2020 and 2019, partially offset by the impact of COVID-19. The operating profit margin of the Aftermarket Segment was 10.6 percent in 2020, compared to 12.5 percent in 2019, and was negatively impacted by:
•Additional amortization and depreciation related to long-lived assets from the CURT and Lewmar acquisitions, which reduced operating profit by $8.9 million.
•The recognition of higher cost of sales due to the inventory fair value step-up for CURT determined as part of the purchase accounting of $7.3 million.
•Sales mix of lower margin CURT and Lewmar products, which negatively impacted operating profit by $6.7 million.

Partially offset by:
•The benefit of organic sales growth coupled with the termination of the low-margin Furrion supply agreement, which increased operating profit by $8.9 million.

Provision for Income Taxes

The effective income tax rate for 2020 was 24.4 percent compared to 23.5 percent in 2019. The effective tax rate of 24.4 percent for the full-year 2020 was higher than the prior year, primarily due to a year-over-year increase in non-deductible items related to executive compensation limitations.

We estimate the 2021 effective income tax rate to be approximately 24 to 26 percent.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. We believe our operating cash flows, credit facilities, as well as any potential future borrowings, will be sufficient to fund our future payments and long-term initiatives.

As of December 31, 2020, we had $51.8 million in cash and cash equivalents, and $202.2 million of availability on our revolving credit facility. Additionally, we have the ability to request up to $150.0 million in additional Senior Promissory Notes be purchased by Prudential under our Shelf-Loan Facility (each as defined in Note 8 of the Notes to Consolidated Financial Statements), subject to Prudential's approval. See Note 8 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
We believe the availability under the revolving credit facility under the Amended Credit Agreement (as defined in Note 8 of the Notes to Consolidated Financial Statements), along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.
The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2020	2019	2018
Net cash flows provided by operating activities	$231,400	$269,525	$156,608
Net cash flows used in investing activities	(232,301)	(503,834)	(302,795)
Net cash flows provided by financing activities	14,048	254,971	135,066
Effect of exchange rate changes on cash and cash equivalents	3,315	(231)	—
Net increase (decrease) in cash and cash equivalents	$16,462	$20,431	$(11,121)

Discussion - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Cash Flows from Operations
Net cash flows provided by operating activities were $231.4 million in 2020, compared to $269.5 million in 2019. Changes in net assets and liabilities, net of acquisitions of businesses, in 2020 generated $74.0 million less cash than in 2019. This was partially offset by a $35.8 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items. Inventory growth was the primary use of cash in net assets due to increased retail demand and rising material costs late in 2020.

Over the long term, based on our historical collection and payment patterns, as well as inventory turnover, and also giving consideration to emerging trends and changes to the sales mix, we expect working capital to increase or decrease equivalent to approximately 10 to 15 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term.

Depreciation and amortization was $98.0 million and $75.4 million in 2020 and 2019, respectively, and is expected to be approximately $110 to $120 million in 2021. Non-cash stock-based compensation was $18.5 million and $16.1 million in 2020 and 2019, respectively, and is expected to be approximately $20 to $30 million in 2021.

Cash Flows from Investing Activities
Cash flows used in investing activities of $232.3 million in 2020 were primarily comprised of $182.1 million for the acquisition of businesses and $57.3 million for capital expenditures. Cash flows used in investing activities of $503.8 million in 2019 were primarily comprised of $447.8 million for the acquisition of businesses and $58.2 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate 2021 capital expenditures of $130 to $150 million, including capacity expansions to meet elevated demand, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
The 2020 capital expenditures and acquisitions were funded by cash from operations and borrowings under our credit agreement. Capital expenditures and acquisitions in 2021 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities in 2020 primarily included net borrowings on the revolving credit facility of $113.6 million, partially offset by the payment of dividends to stockholders of $70.4 million, and repayments under our term loan and other borrowings of $22.4 million.
Cash flows provided by financing activities in 2019 primarily included term loan borrowings of $300.0 million, net borrowings on the revolving credit facility of $26.5 million, partially offset by the payment of dividends to stockholders of $63.8 million, and $8.1 million from the vesting of stock-based awards, net of shares tendered for the payment of taxes.
The Amended Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At December 31, 2020, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In October 2018, our Board of Directors authorized a stock repurchase program. No shares were repurchased during the years ended December 31, 2020 and 2019. See Note 12 of the Notes Consolidated Financial Statements for additional information related to our dividend and share repurchase programs.
Future Cash Requirements
The following table summarizes our material estimated future cash requirements under our contractual obligations for indebtedness and operating leases at December 31, 2020, in total and disaggregated into current (payable in 2021) and long-term (payable after 2021) obligations.

(In thousands)	Total	Current	Long-Term
Total indebtedness (a)	$739,540	$17,831	$721,709
Interest on indebtedness (a)	31,300	12,088	19,212
Operating leases (b)	131,770	29,927	101,843
Total	$902,610	$59,846	$842,764
a.See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the maturities of debt principal. Interest payments on our indebtedness are calculated using the outstanding balances and interest rates in effect on December 31, 2020.
b.See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding the maturity of our lease obligations under operating leases. Our finance leases were not material at December 31, 2020.

Retirement and Other Benefit Plans
We consider various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for defined benefit pension plans. For the year ended December 31, 2020, we contributed $1.2 million to our Dutch pension plans assumed with the acquisition of Polyplastic, and made discretionary matching contributions of $9.0 million to our defined contribution 401(k) profit sharing plan. We anticipate making minimum required contributions of $1.3 million to our Dutch pension plans in 2021. We also expect to make matching contributions to our defined contribution 401(k) profit sharing plan in 2021 at a level similar to 2020; however, these contributions are discretionary and subject to change. See Note 7 of the Notes to Consolidated Financial Statements for further information related to our retirement and other benefit plans.
Holdback Payments and Contingent Consideration
With certain business acquisitions, we hold back purchase consideration for the purposes of working capital adjustments, indemnity claims, and other items, as defined in each respective purchase agreement. At December 31, 2020, we had current holdback payments accrued of $17.4 million and long-term holdback payments accrued of $2.8 million related to certain acquisitions completed in 2020 and 2019. The ultimate cash settlement amounts of these holdback accruals are subject to change based on various factors defined in the respective purchase agreements.
In connection with certain business acquisitions, we agree that if certain sales targets for the acquired products are achieved, we will pay additional cash consideration. We record a liability for the fair value of this contingent consideration based on the present value of the expected future cash flows using a market participant's weighted average cost of capital. At December 31, 2020, we had current contingent consideration accrued of $2.7 million and long-term contingent consideration accrued of $1.9 million. The ultimate cash settlement amounts of these contingent consideration arrangements are subject to change based on the level of attainment of the performance targets in the respective agreements.
See Note 3 and Note 11 of the Notes to Consolidated Financial Statements for further information related to these holdback payments and contingent consideration.
Deferred Social Security Payments Under the CARES Act
In 2020, we elected to defer employer-side Social Security payments under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We deferred $18 million of payments in 2020 under the CARES Act, and will pay $9 million of deferred Social Security taxes in each of 2021 and 2022.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the SEC and the New York Stock Exchange. Our governance documents and committee charters and key practices have been posted to our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

CONTINGENCIES

Additional information required by this item is included under Item 3 of Part I of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires certain estimates and assumptions to be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s Consolidated Financial Statements. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting estimates.

Warranty

We provide warranty terms based upon the type of product sold. We estimate the warranty accrual based upon various factors, including historical warranty costs, warranty claim lag, current trends, product mix, and sales. The accounting for warranty accruals requires us to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. In 2020, we experienced favorable trends as year-over-year claim payments declined despite continued growth in net sales. We believe the favorable trend is the result of concentrated efforts related to product quality and customer service. For further information on our warranty accrual, including a roll-forward of changes in the accrual, see Note 6 of the Notes to the Consolidated Financial Statements.

Fair Value of Intangible Assets of Acquired Businesses

We value the intangible assets associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of intangible asset acquired, we use different valuation techniques in determining the fair value. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions and a market participant’s weighted average cost of capital, as well as other techniques as circumstances require. By their nature, these assumptions require judgment, and if management had chosen different assumptions, the fair value of intangible assets of acquired businesses would have been different. For further information on acquired intangible assets, see Notes 3 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Information required by this item is included in Note 2 of the Notes to the Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. We did not experience any significant increases in our labor costs in 2020 related to inflation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At December 31, 2020, we had $679.9 million of borrowings outstanding on our variable rate revolving credit facility and incremental term loan. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2020, future cash flows would be reduced by approximately $6.8 million per annum.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases.

Additional information required by this item is included under the caption “Inflation” in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LCI Industries:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Challenger Door LLC ("Challenger") and Veada Industries, Inc. ("Veada") during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Challenger and Veada internal control over financial reporting associated with total assets of $138.9 million and total revenues of $8.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Challenger and Veada.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and all related amendments, which established Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of product warranty accrual

As discussed in Note 6 to the consolidated financial statements, the Company’s product warranty accrual as of December 31, 2020 was $47.1 million. The Company provides warranty terms based upon the type of product sold and estimates the amount of warranty accrual based upon various factors, including historical warranty costs, current trends, product mix and sales.

We identified the evaluation of current trends used to estimate the product warranty accrual as a critical audit matter. Subjective auditor judgment was required to evaluate the relevance of current trends on the determination of the product warranty accrual. In addition, minor changes in current trends used to determine the product warranty accrual can cause significant changes in the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to current trends used to determine the product warranty accrual. To assess the relevance of current trends used to determine the product warranty accrual, we compared the Company's historical estimate of product warranty costs to actual results. We identified and considered the relevance and reliability of the sources of data used by the Company in developing the estimate. We performed sensitivity analyses over the current trends to assess the impact on the Company's estimate of the product warranty accrual. We evaluated the current trends by comparing them to (1) recent historical experience, taking into account changes in conditions and events affecting the Company, and (2) market information.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Chicago, Illinois
February 25, 2021

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
(In thousands, except per share amounts)

Net sales	$2,796,166	$2,371,482	$2,475,807
Cost of sales	2,090,076	1,832,280	1,955,463
Gross profit	706,090	539,202	520,344
Selling, general and administrative expenses	483,156	338,992	321,556
Operating profit	222,934	200,210	198,788
Interest expense, net	13,453	8,796	6,436
Income before income taxes	209,481	191,414	192,352
Provision for income taxes	51,041	44,905	43,801
Net income	$158,440	$146,509	$148,551

Net income per common share:
Basic	$6.30	$5.86	$5.90
Diluted	$6.27	$5.84	$5.83

Weighted average common shares outstanding:
Basic	25,134	24,998	25,178
Diluted	25,255	25,093	25,463

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
(In thousands)

Net income	$158,440	$146,509	$148,551
Other comprehensive income (loss):
Net foreign currency translation adjustment	4,531	4,262	(3,936)
Actuarial loss on pension plans	(207)	—	—
Unrealized gain (loss) on fair value of derivative instruments	1,642	(534)	(1,108)
Total comprehensive income	$164,406	$150,237	$143,507

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
(In thousands, except per share amount)
ASSETS
Current assets
Cash and cash equivalents	$51,821	$35,359
Accounts receivable, net of allowances of $5,642 and $3,144 at December 31, 2020 and 2019, respectively	268,625	199,976
Inventories, net	493,899	393,607
Prepaid expenses and other current assets	55,456	41,849
Total current assets	869,801	670,791
Fixed assets, net	387,218	366,309
Goodwill	454,728	351,114
Other intangible assets, net	420,885	341,426
Operating lease right-of-use assets	104,179	98,774
Other assets	61,220	34,181
Total assets	$2,298,031	$1,862,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$17,831	$17,883
Accounts payable, trade	184,931	99,262
Current portion of operating lease obligations	25,432	21,693
Accrued expenses and other current liabilities	188,200	132,420
Total current liabilities	416,394	271,258
Long-term indebtedness	720,418	612,906
Operating lease obligations	82,707	79,848
Deferred taxes	53,833	35,740
Other long-term liabilities	116,353	62,171
Total liabilities	1,389,705	1,061,923
Stockholders’ equity
Common stock, par value $.01 per share: 75,000 shares authorized;
28,243 and 28,133 shares issued, and 25,156 and 25,046 shares outstanding at
December 31, 2020 and 2019, respectively	282	281
Paid-in capital	227,407	212,485
Retained earnings	731,710	644,945
Accumulated other comprehensive income	7,089	1,123
Stockholders’ equity before treasury stock	966,488	858,834
Treasury stock, at cost, 3,087 shares at December 31, 2020 and 2019	(58,162)	(58,162)
Total stockholders’ equity	908,326	800,672
Total liabilities and stockholders’ equity	$2,298,031	$1,862,595

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Cash flows from operating activities:
Net income	$158,440	$146,509	$148,551
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	97,980	75,358	67,526
Stock-based compensation expense	18,502	16,077	14,065
Deferred taxes	(1,504)	3,416	13,874
Other non-cash items	2,229	(1,553)	(13)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(45,028)	(25,452)	(11,352)
Inventories, net	(86,898)	57,790	(34,730)
Prepaid expenses and other assets	(29,158)	6,882	(17,691)
Accounts payable, trade	67,679	(12,189)	(17,335)
Accrued expenses and other liabilities	49,158	2,687	(6,287)
Net cash flows provided by operating activities	231,400	269,525	156,608
Cash flows from investing activities:
Capital expenditures	(57,346)	(58,202)	(119,827)
Acquisitions of businesses, net of cash acquired	(182,130)	(447,764)	(184,792)
Other investing activities	7,175	2,132	1,824
Net cash flows used in investing activities	(232,301)	(503,834)	(302,795)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(4,853)	(8,084)	(16,097)
Proceeds from revolving credit facility	543,991	655,387	1,387,013
Repayments under revolving credit facility	(430,390)	(628,891)	(1,146,953)
Proceeds from term loan borrowings	—	300,000	—
Repayments under term loan and other borrowings	(22,444)	—	—
Payment of dividends	(70,401)	(63,813)	(59,270)
Payment of contingent consideration related to acquisitions	(1,633)	(10)	(3,068)
Repurchases of common stock	—	—	(28,695)
Other financing activities	(222)	382	2,136
Net cash flows provided by financing activities	14,048	254,971	135,066
Effect of exchange rate changes on cash and cash equivalents	3,315	(231)	—
Net increase (decrease) in cash and cash equivalents	16,462	20,431	(11,121)
Cash and cash equivalents at beginning of period	35,359	14,928	26,049
Cash and cash equivalents cash at end of period	$51,821	$35,359	$14,928

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,910	$9,143	$5,645
Cash paid during the period for income taxes, net of refunds	$33,247	$37,836	$39,991
Purchase of property and equipment in accrued expenses	$2,739	$3,417	$385

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance - January 1, 2018	$277	$203,990	$475,506	$2,439	$(29,467)	$652,745
Net income	—	—	148,551	—	—	148,551
Issuance of 274,177 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	3	(16,100)	—	—	—	(16,097)
Stock-based compensation expense	—	14,065	—	—	—	14,065
Repurchase of 402,570 shares of common stock	—	—	—	—	(28,695)	(28,695)
Other comprehensive loss	—	—	—	(5,044)	—	(5,044)
Cash dividends ($2.35 per share)	—	—	(59,270)	—	—	(59,270)
Dividend equivalents on stock-based awards	—	1,291	(1,291)	—	—	—
Balance - December 31, 2018	280	203,246	563,496	(2,605)	(58,162)	706,255
Net income	—	—	146,509	—	—	146,509
Issuance of 185,020 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(8,085)	—	—	—	(8,084)
Stock-based compensation expense	—	16,077	—	—	—	16,077
Other comprehensive income	—	—	—	3,728	—	3,728
Cash dividends ($2.55 per share)	—	—	(63,813)	—	—	(63,813)
Dividend equivalents on stock-based awards	—	1,247	(1,247)	—	—	—
Balance - December 31, 2019	281	212,485	644,945	1,123	(58,162)	800,672
Net income	—	—	158,440	—	—	158,440
Issuance of 109,621 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,854)	—	—	—	(4,853)
Stock-based compensation expense	—	18,502	—	—	—	18,502
Other comprehensive income	—	—	—	5,966	—	5,966
Cash dividends ($2.80 per share)	—	—	(70,401)	—	—	(70,401)
Dividend equivalents on stock-based awards	—	1,274	(1,274)	—	—	—
Balance - December 31, 2020	$282	$227,407	$731,710	$7,089	$(58,162)	$908,326

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries (“LCII” and collectively with its subsidiaries, the “Company”). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, “Lippert Components” or “LCI”), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers (“OEMs”) in the recreation and transportation product markets, consisting of recreational vehicles (“RVs”) and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At December 31, 2020, the Company operated over 100 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions and consumer confidence on retail sales of RVs, and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the coronavirus ("COVID-19") pandemic and related impacts. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal, but were different in 2020 and may be different in future years as a result of the COVID-19 pandemic and related impacts.

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

Impact of COVID-19

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets.

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

The Company resumed operations to varying degrees for the majority of its facilities on May 4, 2020 to meet the demand requirements of its customers, and by later in the second quarter, the Company's facilities were fully operational. As the Company returned to fully operational status, several of the cost savings and cash preservation measures previously announced on April 8, 2020 were reversed, including executive salary and director retainer reductions, furloughs, and hiring freezes, and discussions with banking partners about additional or alternative financing options were halted.

The extent to which COVID-19 may impact the Company's future liquidity, financial condition, and results of operations remains uncertain.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at historical carrying value, net of write-offs and allowances. The Company establishes allowances based upon historical experience, current conditions, and reasonable forecasts. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined the balance will not be collected.

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

Leases

The Company leases certain manufacturing and distribution facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. At contract inception, the Company determines whether a contract is or contains a lease and whether the lease should be classified as an operating or finance lease. The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate based on information available at lease inception in determining the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate based on applicable lease terms and the current economic environment. Many of the Company's leases include renewal options, which are included in the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are recognized in lease expense on a straight-line basis over the lease term and not recorded on the Consolidated Balance Sheet.

Certain of the Company's lease arrangements contain lease components (such as minimum rent payments) and non-lease components (such as common-area or other maintenance costs and taxes). The Company generally accounts for each component separately based on the estimated standalone price of each component. Some of the Company's lease arrangements include rental payments that are adjusted periodically for an index rate. These leases are initially measured using the projected payments in effect at the inception of the lease. Certain of the Company's leased semi-tractors, trailers, and forklifts include variable costs for usage or mileage. Such variable costs are expensed as incurred and included in variable lease costs.

Finance leases and lease arrangements under which the Company is the lessor are not material to the Company's consolidated financial statements. The Company's lease agreements typically do not contain any significant residual value guarantees or restrictive covenants.

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including historical warranty costs, warranty claim lag, current trends, product mix, and sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. See Note 6 - Accrued Expenses and Other Current Liabilities for further detail.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2020 and 2019, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share, and input costs.

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

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries generally are measured using the local currency as the functional currency. The translation from the applicable foreign currency to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. The Company reflects net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gains or losses in selling, general and administrative expenses in the Consolidated Statements of Income.

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
See Note 14 - Segment Reporting for the Company’s disclosures of disaggregated revenue.
Shipping and Handling Costs
The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses. Such costs aggregated $104.4 million, $77.3 million, and $83.2 million in the years ended December 31, 2020, 2019, and 2018, respectively.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codifications ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2020

Veada

In December 2020, the Company acquired 100 percent of the outstanding capital stock of Veada Industries, Inc. ("Veada"), a manufacturer and distributor of boat seating and marine accessories based in New Paris, Indiana. The purchase price was $69.0 million, net of cash acquired, which includes holdback payments of $12.2 million to be paid over the next two years. The holdback payments are recorded in the Consolidated Balance Sheet in accrued expenses and other current liabilities ($10.4 million) and other long-term liabilities ($1.8 million) at December 31, 2020. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. As the acquisition of Veada is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$56,760
Holdback payment	12,219
Total value of consideration given	$68,979

Customer relationship	$30,000
Other identifiable intangible assets	7,250
Net tangible assets	8,864
Total fair value of net assets acquired	$46,114

Goodwill (not tax deductible)	$22,865

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

Challenger

In November 2020, the Company acquired substantially all of the business assets of Challenger Door, LLC ("Challenger"), a leading manufacturer and distributor of branded doors for the RV industry and products for specialty and cargo trailers, based in Nappanee, Indiana. The purchase price was $35.0 million, which includes holdback payments of $4.5 million to be paid over the next two years. The holdback payments are recorded in the Consolidated Balance Sheet in accrued expenses and other current liabilities ($3.5 million) and other long-term liabilities ($1.0 million) at December 31, 2020. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment. As the acquisition of Challenger is not considered to have a material impact on the

Company’s financial statements, pro forma results of operations and other disclosures are not presented. The Company is validating account balances and finalizing the valuation for the acquisition. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration	$30,461
Holdback payment	4,500
Total value of consideration given	$34,961

Customer relationship and other identifiable intangible assets	$12,900
Net tangible assets	8,983
Total fair value of net assets acquired	$21,883

Goodwill (tax deductible)	$13,078

The customer relationship intangible asset is being amortized over its estimated useful life of 7 years. The fair value of this asset was determined using a discounted cash flow model, which is a Level 3 input in the fair value hierarchy. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

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

Cash consideration, net of cash acquired	$95,766
Contingent consideration	2,796
Total fair value of consideration given	$98,562

Customer relationship	$37,012
Other identifiable intangible assets	26,614
Net tangible assets, excluding pension obligation	14,247
Unfunded pension benefit obligation	$(28,665)
Total fair value of net assets acquired	$49,208

Goodwill (not tax deductible)	$49,354

The acquisition of Polyplastic included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. See Note 7 for a description of the Dutch pension plans. The Company recorded the estimated unfunded pension benefit obligation of the Dutch pension plans during the quarter ended June 30, 2020 in other long-term liabilities on the Consolidated Balance Sheet, as information related to the plans and preliminary assumptions and actuarial reports became available. The key assumptions used to measure the benefit obligation at the acquisition date were a discount rate of 1.2 percent, an expected rate of return on plan assets of 1.2 percent, wage inflation of 2.0 percent, and expected indexation that conforms to the growth path established by Dutch pension law, which ranged from 0.0 percent at acquisition to 2.0 percent in 2034 and thereafter. The Company also recorded a deferred tax asset related to the Dutch pension plans, which is included in net tangible assets in the above table.

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

During the year ended December 31, 2020, the Company adjusted the preliminary purchase price allocation reported at December 31, 2019 to account for updates to assumptions and estimates related to the fair value of intangible assets and inventories, and to adjust the purchase price for final net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2019	Measurement Period Adjustments	As Adjusted at December 31, 2020
Cash consideration, net of cash acquired	$337,640	$(1,053)	$336,587

Assets Acquired
Accounts receivable	$28,611	$—	$28,611
Inventories	88,765	(6,648)	82,117
Fixed assets	24,036	—	24,036
Customer relationship	112,000	(7,800)	104,200
Tradename and other identifiable intangible assets	37,705	(300)	37,405
Operating lease right-of-use assets	27,925	—	27,925
Other tangible assets	4,060	(1,550)	2,510
Liabilities Assumed
Accounts payable	(18,577)	—	(18,577)
Current portion of operating lease obligations	(5,360)	—	(5,360)
Accrued expenses and other current liabilities	(10,002)	—	(10,002)
Operating lease obligations	(22,565)	—	(22,565)
Deferred taxes	(31,877)	1,752	(30,125)
Total fair value of net assets acquired	$234,721	$(14,546)	$220,175

Goodwill (not tax deductible)	$102,919	$13,493	$116,412

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

The Company incurred costs during the year ended December 31, 2019 related specifically to this acquisition of $1.0 million, which are included in selling, general, and administrative expenses in the Consolidated Statements of Income.

PWR-ARM

In November 2019, the Company acquired the PWR-ARM brand and electric powered Bimini business assets of Schwintek, Inc. (“PWR-ARM”), a premier electric sunshade solution for pontoon and smaller power boats. The purchase price was $45.0 million, which included holdback payments of $5.0 million to be paid over the subsequent two years. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

Lewmar Marine Ltd.

In August 2019, the Company acquired 100 percent of the equity interests of Lewmar Marine Ltd. and related entities (collectively, “Lewmar”), a supplier of leisure marine equipment, headquartered in Havant, United Kingdom (“U.K.”). The purchase price was $43.2 million, net of cash acquired. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

Other Acquisitions in 2019

During fiscal 2019, the Company completed four other acquisitions totaling $26.9 million of purchase consideration, net of cash acquired.

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

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2018	$160,257	$19,911	$180,168
Acquisitions – 2019	57,245	115,178	172,423
Other	(1,882)	405	(1,477)
Net balance – December 31, 2019	215,620	135,494	351,114
Acquisitions – 2020	84,774	523	85,297
Measurement period adjustments	(2,251)	12,613	10,362
Foreign currency translation	7,810	145	7,955
Net balance – December 31, 2020	$305,953	$148,775	$454,728

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2020, 2019, and 2018, and concluded no goodwill impairment existed at that time. The Company plans to update its assessment as of November 30, 2021, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance as of each of December 31, 2020, 2019, and 2018 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2018.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2020	2019
OEM Segment	$260,778	$164,047
Aftermarket Segment	160,107	177,379
Other intangible assets	$420,885	$341,426

Other intangible assets consisted of the following at December 31, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$398,613	$95,443	$303,170	6	to	17
Patents	92,128	47,090	45,038	3	to	20
Trade names (finite life)	69,686	11,272	58,414	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,478	4,617	1,861	3	to	6
Other	309	194	115	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$579,501	$158,616	$420,885

The Company performed its annual impairment test for indefinite lived intangible assets as of November 30, 2020, 2019, and 2018, and concluded no impairment existed at that time.

Other intangible assets consisted of the following at December 31, 2019:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$319,934	$69,008	$250,926	6	to	17
Patents	76,206	44,611	31,595	3	to	19
Trade names (finite life)	50,917	7,086	43,831	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,598	4,947	2,651	3	to	6
Other	309	173	136	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$467,251	$125,825	$341,426

Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2020	2019	2018
Cost of sales	$5,101	$5,200	$5,350
Selling, general and administrative expense	32,772	18,558	15,912
Amortization expense	$37,873	$23,758	$21,262

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2021	2022	2023	2024	2025
Cost of sales	$5,554	$5,208	$4,782	$4,329	$3,465
Selling, general and administrative expense	35,945	35,453	34,801	33,781	31,444
Amortization expense	$41,499	$40,661	$39,583	$38,110	$34,909

4.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2020	2019
Raw materials	$356,921	$256,850
Work in process	24,189	23,653
Finished goods	112,789	113,104
Inventories, net	$493,899	$393,607

5.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2020	2019	in Years
Land	$23,063	$23,868
Buildings and improvements	197,291	185,744	10 to 40
Leasehold improvements	27,606	23,012	3 to 20
Machinery and equipment	369,990	311,554	3 to 15
Furniture and fixtures	94,055	85,901	3 to 15
Construction in progress	38,133	48,288
Fixed assets, at cost	750,138	678,367
Less accumulated depreciation and amortization	362,920	312,058
Fixed assets, net	$387,218	$366,309

Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2020	2019	2018
Cost of sales	$45,388	$39,442	$35,656
Selling, general and administrative expenses	14,719	12,158	10,608
Total	$60,107	$51,600	$46,264

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2020	2019
Employee compensation and benefits	$62,555	$45,612
Current portion of accrued warranty	32,451	29,898
Customer rebates	23,670	14,129
Other	69,524	42,781
Accrued expenses and other current liabilities	$188,200	$132,420

Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s historical warranty costs, warranty claim lag, current trends, product mix, and sales.

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2020	2019	2018
Balance at beginning of period	$47,167	$46,530	$38,502
Provision for warranty expense	19,037	30,520	31,819
Warranty liability from acquired businesses	2,915	287	760
Warranty costs paid	(22,028)	(30,170)	(24,551)
Balance at end of period	47,091	47,167	46,530
Less long-term portion	14,640	17,269	14,350
Current portion of accrued warranty at end of period	$32,451	$29,898	$32,180

7.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $9.0 million, $7.7 million, and $6.8 million to this plan during the years ended December 31, 2020, 2019, and 2018, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the “Plan”). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $2.9 million, $0.9 million, and $6.9 million during the years ended December 31, 2020, 2019, and 2018, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company’s obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $0.2 million, $1.7 million, and $0.2 million from the Plan during the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, deferred compensation of $38.5 million and $30.3 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $0.2 million and $0.2 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests approximately 99 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2020 and 2019, life insurance contract assets of $35.3 million and $30.1 million, respectively, were recorded in other assets.

Dutch Pension Plans

The acquisition of Polyplastic in January 2020 included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provide benefits based on years of service and average pay. The benefits earned by the employees are immediately vested. The Company funds the future obligations of the Dutch pension plans by purchasing an insurance contract from a large multi-national insurance company. Each year the Company will make premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan assets with the assistance of an actuary using unobservable inputs (Level 3), which is determined as the present value of the accrued benefits guaranteed by the insurer.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch pension plans for the year ended December 31, 2020 (in thousands):

Projected Benefit Obligation
Projected benefit obligation at Polyplastic acquisition date	$78,579
Interest cost	1,007
Net service cost	3,357
Employee contributions	571
Benefits paid	(925)
Actuarial loss, net	5,453
Unrealized loss on foreign exchange	8,670
Projected benefit obligation at end of year	96,712

Fair Value of Plan Assets
Fair value of plan assets at Polyplastic acquisition date	$49,914
Increase in plan asset value	5,887
Employer contributions	1,222
Employee contributions	571
Benefits and administrative expenses paid	(1,201)
Unrealized gain on foreign exchange	5,543
Fair value of plan assets at end of year	61,936

Underfunded status of the plans at end of the year	$34,776

Accumulated benefit obligation	$96,712

The following actuarial assumptions were used to determine the actuarial present value of the projected benefit obligation and the net periodic pension costs for the Dutch pension plans at December 31, 2020:

Discount rate	0.70%
Expected return on plan assets	0.70%
Wage inflation	2.00%

Additionally, the Company assumed expected indexation that conforms to the growth path established by Dutch pension law, which ranged from 0.0 percent at acquisition to 2.0 percent in 2034 and thereafter.

Amounts recognized for the Dutch pension plans in the Consolidated Balance Sheet at December 31, 2020 consist of the following (in thousands):

Deferred taxes	$8,694
Other long-term liabilities	34,776
Accumulated other comprehensive income (loss)	(207)

The components of net periodic pension cost for the Dutch pension plans for the year ended December 31, 2020 included the following (in thousands):

Net service cost	$(3,357)
Interest cost	(1,007)
Expected return on plan assets	626
Administrative charges	(276)
Net periodic pension cost	$(4,014)

Plan assets at December 31, 2020 consisted of insurance contracts. Under Dutch pension law, the pension insurer is legally required to pay the funded benefits to the participants. The insurer cannot unilaterally return the obligation to the employer and the employer has no risks related to the assets. As the surrender value of the contract is less than the guarantee value, the guarantee value is used as the value of the plan assets. This value is the net present value of the accrued benefits against the same assumptions as applied in the valuation of the liability. As such, the expected return is equal to the discount rate.

The Company's 2021 minimum funding requirements are expected to be $1.3 million. The estimate of future annual contributions is based on current funding and the unconditional indexation requirements, and the Company believes these contributions will be sufficient to fund the Dutch pension plans.

Expected benefit payments to eligible participants under the Dutch pension plans for the next ten years are as follows (in thousands):

2021	$1,139
2022	1,245
2023	1,301
2024	1,390
2025	1,515
2026 - 2030	9,501

8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2020	2019
Term Loan	$285,000	$300,000
Revolving Credit Loan	394,888	266,214
Shelf-Loan Facility	50,000	50,000
Other	9,652	16,349
Unamortized deferred financing fees	(1,291)	(1,774)
	738,249	630,789
Less current portion	(17,831)	(17,883)
Long-term indebtedness	$720,418	$612,906

Amended Credit Agreement

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($169.9 million, or €138.0 million drawn at December 31, 2020).

On December 19, 2019, the Company entered into an Incremental Joinder and Amendment No. 1 (“Amendment No. 1”) to the Amended Credit Agreement with several banks, which provided an incremental term loan in the amount of $300.0 million, which the Company borrowed to fund a portion of the purchase price for the acquisition of CURT. The term loan is required to be repaid in an amount equal to 1.25 percent of original principal amount of the term loan for the first eight quarterly periods commencing March 31, 2020, and then 1.875 percent of the original principal amount of the term loan for each quarter thereafter, until the maturity date of December 14, 2023. In addition, Amendment No. 1 modified the credit agreement to allow the Company to request an increase to the facility of up to an additional $300.0 million as an increase to the revolving credit facility or one, or more, incremental term loan facilities upon approval of the lenders and the Company receiving certain other consents. As a result of the new incremental term loan, the total borrowing capacity under the Amended Credit Agreement was increased from $600.0 million to $900.0 million.

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent, plus additional interest ranging from 0.0 percent to 0.625 percent (0.375 percent at December 31, 2020) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (1.375 percent at December 31, 2020) depending on the Company’s total net leverage ratio. At December 31, 2020 and 2019, the Company had $2.9 million and $2.5 million, respectively, in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $202.2 million at December 31, 2020.

Shelf-Loan Facility

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended and restated, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.8 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2020. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company further amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. On March 31, 2020, the Company entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. On September 21, 2020, the Company entered into a Second Amendment to the Shelf-Loan Facility to conform additional covenants to the Amended Credit Agreement. The Shelf-Loan Facility expires on November 11, 2022.

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

General

At December 31, 2020, the fair value of the Company’s long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interest of certain “controlled foreign corporations”).

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio and must meet certain other financial requirements. At December 31, 2020 and 2019, the Company was in compliance with all such requirements, and expects to remain in compliance for the next twelve months.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined in the Amended Credit Agreement and the Shelf-Loan Facility. This limitation did not impact the Company’s ability to incur additional indebtedness under its revolving credit facility at December 31, 2020. The combined remaining availability under the revolving credit facility and the potential additional notes issuable under the Shelf-Loan Facility was $352.2 million at December 31, 2020. The Company believes the availability of $202.2 million under the revolving credit facility under the Amended Credit Agreement, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

9.    INCOME TAXES

The components of earnings (loss) before income taxes consisted of the following for the years ended December 31:

(In thousands)	2020	2019	2018
United States	$216,234	$189,834	$191,095
Foreign	(6,753)	1,580	1,257
Total earnings before income taxes	$209,481	$191,414	$192,352

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2020	2019	2018
Current:
Federal	$42,541	$33,655	$22,297
State and local	9,165	6,764	6,416
Foreign	839	1,070	1,214
Total current provision	52,545	41,489	29,927
Deferred:
Federal	2,342	5,923	12,478
State and local	(671)	(969)	1,639
Foreign	(3,175)	(1,538)	(243)
Total deferred provision	(1,504)	3,416	13,874
Provision for income taxes	$51,041	$44,905	$43,801

The Company has historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates, and therefore has not recognized any U.S. deferred tax liability on those earnings. However, the Tax Cuts and Jobs Act (the "TCJA") change in the U.S. taxation of foreign income has led the Company to reassess its position as it relates to permanent reinvestment and it has now determined that it will only assert permanent reinvestment in its Canadian subsidiaries. The Company examined the potential liabilities related to investments in foreign subsidiaries and concluded that there is no material deferred tax liabilities that should be recorded.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2020, 2019, and 2018 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2020	2019	2018
Income tax at federal statutory rate	$43,991	$40,197	$40,394
State income tax, net of federal income tax impact	6,710	4,578	6,261
Section 162(m) permanent addback	3,015	587	894
Federal tax credits	(1,307)	(1,435)	(1,876)
Share-based payment compensation excess tax benefit	(190)	(1,579)	(2,914)
Changes in tax law (TCJA)	—	—	612
Other	(1,178)	2,557	430
Provision for income taxes	$51,041	$44,905	$43,801

At December 31, 2020, the Company had domestic federal income taxes payable of $7.2 million, domestic state income taxes payable of $1.9 million, and foreign taxes receivable of $1.8 million recorded. At December 31, 2019, the Company had domestic federal income taxes receivable of $7.1 million, domestic state income taxes receivable of $4.6 million, and foreign taxes payable of $0.5 million recorded.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2020	2019
Deferred tax assets:
Stock-based compensation	$2,084	$2,290
Pension	8,694	—
Deferred compensation	13,325	5,976
Warranty	10,848	11,246
Inventory	7,443	8,001
Other	6,390	2,585
Lease obligation asset	22,488	25,055
Net operating loss and interest carryforwards	4,857	7,352
Total deferred tax assets before valuation allowance	76,129	62,505
Less: Valuation allowance	(2,809)	(1,662)
Total deferred tax assets net of valuation allowance	73,320	60,843
Deferred tax liabilities:
Lease obligation liability	(21,523)	(24,368)
Fixed assets	(35,637)	(27,898)
Intangible assets	(69,992)	(44,317)
Total deferred tax liabilities	(127,152)	(96,583)

Net deferred tax liabilities	$(53,832)	$(35,740)

At December 31, 2020 and 2019, the Company had net foreign deferred tax liabilities of $17.3 million and $9.7 million, respectively, primarily related to intangible assets and foreign pension obligations included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2020, the Company had deferred tax assets recorded related to foreign net operating losses and tax credit carryforwards of $4.3 million, net. This includes $2.6 million related to U.K. entities and $1.7 million related to Italian entities. The net operating losses and tax credit carryforwards have indefinite lives.

The U.K. valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $2.6 million and $1.7 million, respectively. These valuation allowances at 2020 and 2019 were related to net operating losses and tax credit carryforwards related to the U.K. entities. The net change in the total valuation allowance for the year ended December 31, 2020 was an increase of $0.9 million. The increase in the valuation allowance related to the current year losses in the U.K. Based upon historical results and estimated future results, it is the judgment of management that these tax carryforward attributes related to the U.K. entities are not likely to be realized.

As of December 31, 2019, the Company had a domestic deferred tax asset recorded related to interest expense limitation of $4.4 million net, which was fully utilized during 2020.

The Company has concluded it is more likely than not that it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2020	2019	2018
Balance at beginning of period	$8,214	$4,325	$4,145
Changes in tax positions of prior years	—	480	114
Additions based on tax positions related to the current year	1,720	4,288	802
Closure of tax years	(1,013)	(879)	(736)
Balance at end of period	$8,921	$8,214	$4,325

In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $0.7 million, $0.4 million, and $0.2 million at December 31, 2020, 2019, and 2018, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $8.8 million, $7.9 million, and $3.9 million at December 31, 2020, 2019, and 2018, respectively, would, if recognized, increase the Company’s earnings, and lower the Company’s annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. federal and state income tax purposes, tax years 2019, 2018, and 2017 remain subject to examination. The Company is currently under examination by the U.S. Internal Revenue Service for the tax year 2018.

The Company has assessed its risks associated with all tax return positions, and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company does not anticipate any material change in its tax reserves in the next twelve months. The Company will continue to monitor the progress and conclusion of all audits and will adjust its estimated liability as necessary.

10.    LEASES

The components of lease cost were as follows for the years ended December 31:

(in thousands)	2020	2019
Operating lease cost	$33,046	$21,899
Short-term lease cost	2,272	2,611
Variable lease cost	2,266	1,781
Total lease cost	$37,584	$26,291

Rent expense for operating leases was $24.2 million for the year ended December 31, 2018.

At December 31, 2020, the Company’s operating leases had a weighted-average remaining lease term of 7.0 years and a weighted-average discount rate of 5.2 percent.

Cash Flows

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for leases greater than twelve months. As a result of the adoption, the initial right-of-use assets of $66.4 million were recognized as non-cash asset additions upon adoption of Topic 842 at January 1, 2019. Additional right-of use assets of $31.4 million and $50.5 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the twelve months ended December 31, 2020 and 2019, respectively, which included $13.2 million and $34.3 million of right-of-use assets from acquisitions, respectively. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $29.6 million and $21.8 million for the twelve months ended December 31, 2020 and 2019, respectively.

Future minimum lease payments under operating leases as of December 31, 2020 were as follows:

(in thousands)
Year Ending December 31,
2021	$29,927
2022	23,812
2023	16,992
2024	14,157
2025	11,827
Thereafter	35,055
Total future minimum lease payments	131,770
Less: Interest	(23,631)
Present value of operating lease liabilities	$108,139

11.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2020 and 2019, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.0 percent and 11.4 percent, respectively.

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

The following table provides a reconciliation of the Company’s contingent consideration liability for the years ended December 31:

(In thousands)	2020	2019	2018
Balance at beginning of period	$4,396	$7,302	$12,545
Acquisitions	2,796	—	43
Payments	(1,633)	(10)	(4,803)
Accretion (a)	601	792	951
Fair value adjustments (a) (b)	(1,947)	(3,691)	(944)
Net foreign currency translation adjustment	396	3	(490)
Balance at end of the period (c)	4,609	4,396	7,302
Less current portion in accrued expenses and other current liabilities	(2,683)	(2,351)	(17)
Total long-term portion in other long-term liabilities	$1,926	$2,045	$7,285

a.Recorded in selling, general and administrative expenses in the Consolidated Statements of Income.
b.Includes adjustments to assumptions on weighted average cost of capital and relevant sales projections.
c.Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of December 31, 2020 were $5.6 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

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

In August 2019, the Company and Furrion agreed to terminate the agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At December 31, 2020 and 2019, the Company had receivables of $42.3 million and $40.0 million, respectively, recorded for purchases of inventory stock by Furrion. The agreement required Furrion to make periodic payments throughout 2020 and the first six months of 2021. Due to the impacts of the COVID-19 pandemic, the Company is currently in negotiations that would impact the timing of the repayment of this receivable. Accordingly, the Company has classified $17.6 million of the receivable as long-term, and recorded the receivable at its present value at December 31, 2020 based on the currently proposed payment plan which extends through July 2022.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2020, would not be material to the Company’s financial position or annual results of operations.

12.    STOCKHOLDERS’ EQUITY

Dividends

In 2016, the Company initiated the payment of regular quarterly dividends. The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31, 2020, 2019, and 2018:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2018	$0.55	03/16/18	03/29/18	$13,858
Second Quarter 2018	0.60	06/04/18	06/15/18	15,127
Third Quarter 2018	0.60	08/31/18	09/14/18	15,129
Fourth Quarter 2018	0.60	11/26/18	12/07/18	15,156
Total 2018	$2.35			$59,270

First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Third Quarter 2019	0.65	09/06/19	09/20/19	16,267
Fourth Quarter 2019	0.65	12/06/19	12/20/19	16,280
Total 2019	$2.55			$63,813

First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Third Quarter 2020	0.75	09/04/20	09/18/20	18,865
Fourth Quarter 2020	0.75	12/04/20	12/18/20	18,866
Total 2020	$2.80			$70,401

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

The number of shares available for future awards under the 2018 Plan was 1,300,115, 1,361,748, and 1,570,274 at December 31, 2020, 2019, and 2018, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2020	2019	2018
Deferred and restricted stock units	$14,329	$14,342	$12,427
Restricted stock	—	—	590
Stock awards	4,173	1,735	1,048
Stock-based compensation expense	$18,502	$16,077	$14,065

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

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. As a result of the Company’s executive succession, the vesting of certain DSUs was accelerated pursuant to contractual obligations with certain employees whose employment terminated. In addition, DSUs are issued in lieu of certain cash compensation. Transactions in DSUs and RSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2017	449,055	$72.55
Issued	5,354	106.10
Granted	101,650	103.20
Dividend equivalents	8,036	89.66
Forfeited	(9,557)	76.71
Vested	(290,132)	74.83
Outstanding at December 31, 2018	264,406	$83.84
Issued	6,073	89.82
Granted	252,068	81.07
Dividend equivalents	10,243	89.65
Forfeited	(9,079)	89.67
Vested	(177,563)	69.65
Outstanding at December 31, 2019	346,148	$87.54
Issued	5,703	97.42
Granted	150,319	97.70
Dividend equivalents	10,042	95.08
Forfeited	(21,856)	91.79
Vested	(155,269)	87.69
Outstanding at December 31, 2020	335,087	$90.04

As of December 31, 2020, there was $17.0 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.2 years.

Stock Awards and Performance Stock Units

The 2011 Plan provided for stock awards and the 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions. Transactions in performance-based stock awards and PSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2017	271,819	$70.29
Issued	5,641	106.10
Granted	111,246	106.10
Dividend equivalents	6,280	90.47
Forfeited	(71,618)	86.65
Vested	(136,000)	64.32
Outstanding at December 31, 2018	187,368	$91.39
Granted	48,995	78.11
Dividend equivalents	3,658	67.03
Forfeited	(8,459)	106.10
Vested	(102,434)	77.93
Outstanding at December 31, 2019	129,128	$96.21
Granted	66,029	98.98
Dividend equivalents	3,303	96.54
Forfeited	(73,581)	107.91
Vested	(5,152)	100.46
Outstanding at December 31, 2020	119,727	$89.92

As of December 31, 2020, there was $5.2 million of total unrecognized compensation cost related to outstanding stock awards and PSUs, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Weighted Average Common Shares Outstanding

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2020	2019	2018
Weighted average shares outstanding for basic earnings per share	25,134	24,998	25,178
Common stock equivalents pertaining to stock-based awards	121	95	285
Weighted average shares outstanding for diluted earnings per share	25,255	25,093	25,463

The weighted average diluted shares outstanding for the years ended December 31, 2020, 2019, and 2018, exclude the effect of 110,900, 122,775, and 94,747 shares of common stock, respectively, subject to stock-based awards. Such shares were excluded from total diluted shares because they were anti-dilutive or the specified performance conditions that those shares were subject to were not yet achieved.

Stock Repurchase Program

On October 31, 2018, the Company’s Board of Directors authorized a new stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company’s common stock over a three-year period. The timing of stock repurchases and the number of shares repurchased will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended or terminated at any time by the Board of Directors. In 2018, the Company purchased 402,570 shares at a weighted average price of $71.28 per share, totaling $28.7 million. There were no share repurchases for the years ended December 31, 2020 and 2019.

13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at December 31:

	2020				2019
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 7)	$61,936	$—	$—	$61,936	$—	$—	$—	$—
Liabilities
Contingent consideration	$4,609	$—	$—	$4,609	$4,396	$—	$—	$4,396
Derivative liabilities	—	—	—	—	679	—	679	—

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

The OEM Segment, which accounted for 78 percent, 88 percent, and 91 percent of consolidated net sales for each of the years ended December 31, 2020, 2019, and 2018, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 61 percent, 61 percent, and 64 percent of the Company’s OEM Segment net sales in 2020, 2019, and 2018, respectively, were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 22 percent, 12 percent, and 9 percent of consolidated net sales for each of the years ended December 31, 2020, 2019, and 2018, respectively, supplies engineered components to the related aftermarket channels of the RV and adjacent industries, primarily to retail dealers, wholesale distributors, e-commerce, and service centers.

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

The following table presents the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers for the years ended December 31:

		2020
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,288,209	$33,358	$1,321,567
Motorhomes	100,950	57,146	158,096
Adjacent Industries OEMs	563,082	125,166	688,248
Total OEM Segment net sales	1,952,241	215,670	2,167,911
Aftermarket Segment:
Total Aftermarket Segment net sales	607,112	21,143	628,255
Total net sales	$2,559,353	$236,813	$2,796,166

		2019
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,264,404	$12,314	$1,276,718
Motorhomes	110,405	45,218	155,623
Adjacent Industries OEMs	587,521	72,039	659,560
Total OEM Segment net sales	1,962,330	129,571	2,091,901
Aftermarket Segment:
Total Aftermarket Segment net sales	263,382	16,199	279,581
Total net sales	$2,225,712	$145,770	$2,371,482

		2018
(In thousands)	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,431,574	$9,156	$1,440,730
Motorhomes	143,488	43,809	187,297
Adjacent Industries OEMs	574,100	40,489	614,589
Total OEM Segment net sales	2,149,162	93,454	2,242,616
Aftermarket Segment:
Total Aftermarket Segment net sales	222,588	10,603	233,191
Total net sales	$2,371,750	$104,057	$2,475,807

(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America

Long-lived assets, including net fixed assets, operating lease right-of-use assets, goodwill, and other net intangible assets, domiciled in countries outside of the United States of America were $306.8 million and $160.1 million as of December 31, 2020 and 2019, respectively.

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Subtotal	and Other	Total

2020
Net sales to external customers (a)	$2,167,911	$628,255	$2,796,166	$—	$2,796,166
Operating profit (b)	156,092	66,842	222,934	—	222,934
Total assets (c)	1,559,953	615,425	2,175,378	122,653	2,298,031
Expenditures for long-lived assets (d)	284,109	15,150	299,259	—	299,259
Depreciation and amortization	74,088	23,892	97,980	—	97,980
2019
Net sales to external customers (a)	$2,091,901	$279,581	$2,371,482	$—	$2,371,482
Operating profit (b)	165,290	34,920	200,210	—	200,210
Total assets (c)	1,167,899	595,688	1,763,587	99,008	1,862,595
Expenditures for long-lived assets (d)	166,331	302,857	469,188	—	469,188
Depreciation and amortization	66,807	8,551	75,358	—	75,358
2018
Net sales to external customers (a)	$2,242,616	$233,191	$2,475,807	$—	$2,475,807
Operating profit (b)	167,459	31,329	198,788	—	198,788
Total assets (c)	1,034,254	129,776	1,164,030	79,863	1,243,893
Expenditures for long-lived assets (d)	247,895	20,544	268,439	—	268,439
Depreciation and amortization	63,447	4,079	67,526	—	67,526

(a)     Thor Industries, Inc. (“Thor”), a customer of both segments, accounted for 21 percent, 27 percent, and 31 percent of the Company’s consolidated net sales for the years ended December 31, 2020, 2019, and 2018, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 19 percent, 21 percent, and 23 percent of the Company’s consolidated net sales for the years ended December 31, 2020, 2019, and 2018, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2020, 2019, and 2018.
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
(d)     Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $299.3 million, $395.6 million, and $150.9 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2020, 2019, and 2018, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2020	2019	2018
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$815,706	$796,434	$908,065
Windows and doors	620,372	585,464	615,644
Furniture and mattresses	351,107	342,691	380,514
Axles and suspension solutions	145,989	129,471	122,897
Other	234,737	237,841	215,496
Total OEM Segment net sales	2,167,911	2,091,901	2,242,616
Total Aftermarket Segment net sales	628,255	279,581	233,191
Total net sales	$2,796,166	$2,371,482	$2,475,807

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. We continually evaluate our disclosure controls and procedures to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.

As of the end of the period covered by this Form 10-K, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

(a)    Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for the preparation and integrity of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K. We are also responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the Consolidated Financial Statements, as well as to safeguard assets from unauthorized use or disposition. We continually evaluate our system of internal control over financial reporting to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

During 2020, the Company completed the Challenger Door, LLC (Challenger), and Veada Industries, Inc. (Veada) acquisitions, which contributed $8.1 million of net sales for the year ended December 31, 2020. Total assets from these acquisitions as of December 31, 2020 were $138.9 million. As the Challenger and Veada acquisitions occurred in the year ended December 31, 2020, the scope of the Company's evaluation of the effectiveness of internal control over financial reporting does not include Challenger and Veada. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. “Financial Statements and Supplementary Data.”

(c)    Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We began implementation of a new enterprise resource planning (“ERP”) system in late 2013. The roll-out plan is continually evaluated in the context of priorities for the business and may change as needs of the business dictate. We anticipate enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2021 (the “2021 Proxy Statement”) and from the information contained under “Information About our Executive Officers” in Part I, Item 1, “Business,” in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained in our 2021 Proxy Statement.

We have adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers (“Code of Ethics”), each of which, as well as the Charters and Key Practices, as applicable, of our Audit Committee, Risk Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Strategy and Acquisition Committee, are available on our website at www.lci1.com/investors. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, LCI Industries, 3501 County Road 6 East, Elkhart, Indiana 46514.

If we make any substantive amendment to the Code of Ethics or the Guidelines for Business Conduct, or grant a waiver to a director or executive officer from a provision of the Code of Ethics or the Guidelines for Business Conduct, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K. There have been no waivers to directors or executive officers of any provisions of the Code of Ethics or the Guidelines for Business Conduct.

Item 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our 2021 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our 2021 Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained in our 2021 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained in our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - “List of Exhibits” incorporated herein by reference.
(b)    Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 21, 2019, by and among Lippert Components, Inc., Curt Acquisition Holdings, LLC and Curt Acquisition Holdings, Inc. (incorporated by reference to Exhibit 2.1 included in the Registrant's Form 8-K filed November 22, 2019).
3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant's Form 10-K for the year ended December 31, 2016).
3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
4.1	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 10-K for the year ended December 31, 2019).
10.1†	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.2†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.3†	LCI Industries Equity Award and Incentive Plan, As Amended and Restated (incorporated by reference to Appendix A included in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014).
10.4†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.5	Fourth Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc. and certain subsidiaries thereof, in favor of JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed May 3, 2016).
10.6	Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).
10.7	Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).
10.8	Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).

Exhibit Number	Description
10.9	Second Amended and Restated Parent Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.9 included in the Registrant's Form 8-K filed May 3, 2016).
10.10	Second Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries (other than Lippert Components, Inc.) of Drew Industries Incorporated, in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.10 included in the Registrant's Form 8-K filed May 3, 2016).
10.11	Second Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Manufacturing, Inc. and the other Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the benefit of the Noteholders (incorporated by reference to Exhibit 10.11 included in the Registrant's Form 8-K filed May 3, 2016).
10.12	Second Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Lippert Components, Inc., Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.12 included in the Registrant's Form 8-K filed May 3, 2016).
10.13	Second Amended and Restated Collateral Agency Agreement dated as of April 27, 2016, by and among Lippert Components, Inc. and PGIM, Inc. and the Noteholders thereto from time to time, and JPMorgan Chase Bank, N.A. as collateral agent for the Noteholders (incorporated by reference to Exhibit 10.13 included in the Registrant's Form 8-K filed May 3, 2016).
10.14	Third Amended and Restated Intercreditor Agreement dated as of April 27, 2016 by and among PGIM, Inc. and Affiliates, JPMorgan Chase Bank, N.A. (as Administrative Agent, as Credit Agreement Collateral Agent and Notes Collateral Agent) (incorporated by reference to Exhibit 10.14 included in the Registrant's Form 8-K filed May 3, 2016).
10.15†	Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).
10.16†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.17†	LCI Industries Restricted Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (Executive Officers) (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed March 5, 2018).
10.18†	LCI Industries Restricted Stock Unit Award Agreement Pursuant to LCI Industries Equity Award and Incentive Plan, As Amended and Restated (Directors) (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed March 5, 2018).
10.19†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).
10.20†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed May 29, 2018).
10.21†	Form of Performance Stock Unit Award Agreement (EPS) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed May 29, 2018).
10.22†	Form of Performance Stock Unit Award Agreement (ROIC) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed May 29, 2018).
10.23†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).

Exhibit Number	Description
10.24†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.25†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.26†	Separation and General Release Agreement, dated as of November 16, 2018, by and between Lippert Components, Inc. and Scott T. Mereness (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 19, 2018).
10.27	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2018).
10.28†	Form of 2019 Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed March 12, 2019).
10.29†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed March 12, 2019).
10.30†	Form of Extension Agreement with certain officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 12, 2019).
10.31	Form of Series B Note of Lippert Components, Inc. issued pursuant to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed April 2, 2019).
10.32†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.33†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.34	Fifth Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 11, 2019, by and among PGIM, Inc. and certain of its affiliates, Lippert Components, Inc., guaranteed by LCI Industries (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 14, 2019).
10.35	Incremental Joinder and Amendment No. 1, dated as of December 19, 2019, among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., LCI Industries Pte. Ltd., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2019).
10.36	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders, as amended by Incremental Joinder and Amendment No. 1, dated as of December 19, 2019 (incorporated by reference to Exhibit 10.355 to the Registrant's Form 10-K for the year ended December 31, 2019).
10.37
Consent and Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2020, among Lippert Components, Inc., LCI Industries, PGIM, Inc. and the Noteholders party thereto (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 10-Q filed May 7, 2020).

Exhibit Number	Description
10.38†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed May 7, 2020).
10.39	Second Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of September 21, 2020, among Lippert Components, Inc., LCI Industries, PGIM, Inc and the noteholders party thereto (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed November 2, 2020).
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
† Denotes a management contract or compensation plan or arrangement

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2021	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
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

Date	Signature	Title

February 25, 2021	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 25, 2021	By: /s/ Brian M. Hall (Brian M. Hall)	Chief Financial Officer (principal financial officer)

February 25, 2021	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	Corporate Controller and VP of Finance (principal accounting officer)

February 25, 2021	By: /s/ James F. Gero (James F. Gero)	Chairman of the Board of Directors

February 25, 2021	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 25, 2021	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 25, 2021	By: /s/ Ronald Fenech (Ronald Fenech)	Director

February 25, 2021	By: /s/ Tracy D. Graham (Tracy D. Graham)	Director

February 25, 2021	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 25, 2021	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 25, 2021	By: /s/ David A. Reed (David A. Reed)	Director

February 25, 2021	By: /s/ John A. Sirpilla (John A. Sirpilla)	Director