Form 10-Q
period 2021-03-31
LCI INDUSTRIES
filed 2021-05-04
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 30, 2021) was 25,254,445 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands, except per share amounts)

Net sales	$1,000,258	$659,670
Cost of sales	758,481	501,065
Gross profit	241,777	158,605
Selling, general and administrative expenses	140,346	114,339
Operating profit	101,431	44,266
Interest expense, net	2,705	5,197
Income before income taxes	98,726	39,069
Provision for income taxes	24,606	10,855
Net income	$74,120	$28,214

Net income per common share:
Basic	$2.94	$1.13
Diluted	$2.93	$1.12

Weighted average common shares outstanding:
Basic	25,193	25,075
Diluted	25,325	25,143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands)

Net income	$74,120	$28,214
Other comprehensive income (loss):
Net foreign currency translation adjustment	(3,589)	(4,740)
Unrealized gain on fair value of derivative instruments	—	1,200
Total comprehensive income	$70,531	$24,674

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2021	2020
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$63,319	$51,821
Accounts receivable, net of allowances of $6,478 and $5,642 at March 31, 2021 and December 31, 2020, respectively	405,395	268,625
Inventories, net	535,056	493,899
Prepaid expenses and other current assets	64,410	55,456
Total current assets	1,068,180	869,801
Fixed assets, net	392,713	387,218
Goodwill	454,382	454,728
Other intangible assets, net	407,599	420,885
Operating lease right-of-use assets	121,789	104,179
Other assets	55,810	61,220
Total assets	$2,500,473	$2,298,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$67,154	$17,831
Accounts payable, trade	232,481	184,931
Current portion of operating lease obligations	24,794	25,432
Accrued expenses and other current liabilities	210,559	188,200
Total current liabilities	534,988	416,394
Long-term indebtedness	726,608	720,418
Operating lease obligations	101,677	82,707
Deferred taxes	55,563	53,833
Other long-term liabilities	122,050	116,353
Total liabilities	1,540,886	1,389,705
Stockholders’ equity
Common stock, par value $.01 per share	283	282
Paid-in capital	227,400	227,407
Retained earnings	786,566	731,710
Accumulated other comprehensive income	3,500	7,089
Stockholders’ equity before treasury stock	1,017,749	966,488
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	959,587	908,326
Total liabilities and stockholders’ equity	$2,500,473	$2,298,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands)
Cash flows from operating activities:
Net income	$74,120	$28,214
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	24,516	24,614
Stock-based compensation expense	7,436	3,295
Other non-cash items	1,318	(2,231)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(139,245)	(74,776)
Inventories, net	(41,170)	40,883
Prepaid expenses and other assets	(3,328)	6,350
Accounts payable, trade	49,644	31,878
Accrued expenses and other liabilities	31,556	(13,468)
Net cash flows provided by operating activities	4,847	44,759
Cash flows from investing activities:
Capital expenditures	(20,957)	(7,955)
Acquisitions of businesses, net of cash acquired	(2,779)	(95,766)
Other investing activities	(605)	1,972
Net cash flows used in investing activities	(24,341)	(101,749)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(7,767)	(4,517)
Proceeds from revolving credit facility	208,863	247,154
Repayments under revolving credit facility	(141,489)	(102,330)
Repayments under term loan and other borrowings	(3,889)	(3,750)
Payment of dividends	(18,939)	(16,321)
Payment of contingent consideration and holdbacks related to acquisitions	(2,792)	—
Other financing activities	—	(391)
Net cash flows provided by financing activities	33,987	119,845
Effect of exchange rate changes on cash and cash equivalents	(2,995)	(215)
Net increase in cash and cash equivalents	11,498	62,640
Cash and cash equivalents at beginning of period	51,821	35,359
Cash and cash equivalents cash at end of period	$63,319	$97,999

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,564	$5,536
Cash received during the period for income taxes, net of payments	$(86)	$(73)
Purchase of property and equipment in accrued expenses	$3,787	$2,459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2019	$281	$212,485	$644,945	$1,123	$(58,162)	$800,672
Net income	—	—	28,214	—	—	28,214
Issuance of 87,833 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,518)	—	—	—	(4,517)
Stock-based compensation expense	—	3,295	—	—	—	3,295
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)
Cash dividends ($0.65 per share)	—	—	(16,321)	—	—	(16,321)
Dividend equivalents on stock-based awards	—	297	(297)	—	—	—
Balance - March 31, 2020	282	211,559	656,541	(2,417)	(58,162)	807,803

Balance - December 31, 2020	$282	$227,407	$731,710	$7,089	$(58,162)	$908,326
Net income	—	—	74,120	—	—	74,120
Issuance of 97,086 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(7,768)	—	—	—	(7,767)
Stock-based compensation expense	—	7,436	—	—	—	7,436
Other comprehensive loss	—	—	—	(3,589)	—	(3,589)
Cash dividends ($0.75 per share)	—	—	(18,939)	—	—	(18,939)
Dividend equivalents on stock-based awards	—	325	(325)	—	—	—
Balance - March 31, 2021	283	227,400	786,566	3,500	(58,162)	959,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At March 31, 2021, the Company operated over 100 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs, and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the coronavirus ("COVID-19") pandemic and related impacts. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal, but may be different in 2021 and future years as a result of the COVID-19 pandemic and related impacts.

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

COVID-19 Update

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets. The COVID-19 pandemic had an adverse effect on the Company's financial results during the first half of 2020 due to

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
government-mandated plant shutdowns. The Company took a variety of actions during 2020 to help mitigate the adverse impacts, including temporary cost savings measures and delays and reductions in capital expenditures. Activity in most of the end markets the Company serves sequentially improved as 2020 progressed, and this trend has continued into the first quarter of 2021, especially in the RV and marine OEM markets and the Company's Aftermarket Segment. Management continues to closely monitor the impact of COVID-19 on all aspects of the business. The extent to which COVID-19 may impact the Company's liquidity, financial condition, and results of operations in the future remains uncertain.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2020 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. All significant intercompany balances and transactions have been eliminated.

There are no recent accounting pronouncements that have been issued and not yet adopted that are expected to have a material impact on our Condensed Consolidated Financial Statements.

3.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

Schaudt

In April 2021, the Company acquired 100 percent of the equity interests of Schaudt GmbH Elektrotechnik & Apparatebau ("Schaudt"), a leading supplier of electronic controls and energy management systems for the European caravan industry located in Markdorf, Germany. The purchase price was approximately $30.0 million. The purchase price is subject to customary adjustments for cash, working capital, and indebtedness. The results of the acquired business will be included in the Company's OEM Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, fixed assets, and the fair value of intangible assets.

Ranch Hand

In April 2021, the Company acquired 100 percent of the equity interests of Kaspar Ranch Hand Equipment, LLC ("Ranch Hand"), a manufacturer of custom bumpers, grill guards, and steps for the automotive aftermarket headquartered in Shiner, Texas. The purchase price was approximately $57.4 million, plus contingent consideration up to $3.0 million. The purchase price is subject to customary adjustments for cash, working capital, and indebtedness. The results of the acquired business will be included in the Company's Aftermarket Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, fixed assets, and the fair value of intangible assets.

Acquisitions Completed During the Three Months Ended March 31, 2021

Wolfpack

In March 2021, the Company acquired the business and certain assets of Wolfpack Chassis, LLC ("Wolfpack"), a chassis manufacturer in Kendallville, Indiana to add production capacity. The purchase price was $2.8 million paid at closing. The preliminary purchase price allocation resulted in goodwill of $2.0 million. The accounting for this acquisition is incomplete at March 31, 2021. The purchase price allocation is subject to adjustment for net working capital, fixed asset valuation, and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisitions with Measurement Period Adjustments During the Three Months Ended March 31, 2021

Veada

In December 2020, the Company acquired 100 percent of the outstanding capital stock of Veada Industries, Inc. ("Veada"), a manufacturer and distributor of boat seating and marine accessories based in New Paris, Indiana. The purchase price was $69.0 million, net of cash acquired, which included holdback payments of $12.2 million to be paid over the next two years. Holdback payments of $2.3 million were paid during the three months ended March 31, 2021. The remaining holdback payments are recorded in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities ($8.2 million) and other long-term liabilities ($1.8 million) at March 31, 2021. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. As the acquisition of Veada is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

During the three months ended March 31, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to net working capital balances and assumptions and estimates related to the fair value of fixed assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Challenger

In November 2020, the Company acquired substantially all of the business assets of Challenger Door, LLC ("Challenger"), a leading manufacturer and distributor of branded doors for the RV industry and products for specialty and cargo trailers, based in Nappanee, Indiana. The purchase price was $35.0 million, which included holdback payments of $4.5 million to be paid over the next two years. The holdback payments are recorded in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities ($3.5 million) and other long-term liabilities ($1.0 million) at March 31, 2021. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment. As the acquisition of Challenger is not considered to have a material impact on the Company’s financial statements, pro forma results of operations and other disclosures are not presented.

During the three months ended March 31, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to net working capital balances and assumptions and estimates related to the fair value of fixed assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2020	$305,953	$148,775	$454,728
Acquisitions – 2021	2,000	—	2,000
Measurement period adjustments	1,250	45	1,295
Foreign currency translation	(3,670)	29	(3,641)
Net balance – March 31, 2021	$305,533	$148,849	$454,382

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2021:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$395,669	$102,042	$293,627	6	to	17
Patents	91,865	48,421	43,444	3	to	20
Trade names (finite life)	68,936	12,489	56,447	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,179	4,497	1,682	3	to	6
Other	310	198	112	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$575,246	$167,647	$407,599

Other intangible assets consisted of the following at December 31, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$398,613	$95,443	$303,170	6	to	17
Patents	92,128	47,090	45,038	3	to	20
Trade names (finite life)	69,686	11,272	58,414	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,478	4,617	1,861	3	to	6
Other	309	194	115	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$579,501	$158,616	$420,885

4.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2021	2020
Raw materials	$388,015	$356,921
Work in process	27,727	24,189
Finished goods	119,314	112,789
Inventories, net	$535,056	$493,899

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2021	2020
Fixed assets, at cost	$770,045	$750,138
Less accumulated depreciation and amortization	377,332	362,920
Fixed assets, net	$392,713	$387,218

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2021	2020
Employee compensation and benefits	$65,979	$62,555
Income taxes payable	32,214	9,697
Current portion of accrued warranty	23,780	32,451
Customer rebates	23,126	23,670
Other	65,460	59,827
Accrued expenses and other current liabilities	$210,559	$188,200

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

(In thousands)	2021	2020
Balance at beginning of period	$47,091	$47,167
Provision for warranty expense	6,977	5,879
Warranty costs paid	(8,288)	(6,603)
Balance at end of period	45,780	46,443
Less long-term portion	22,000	17,800
Current portion of accrued warranty at end of period	$23,780	$28,643

7.    PENSION PLANS

The acquisition of Polyplastic in January 2020 included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provide benefits based on years of service and average pay. The benefits earned by the employees are immediately vested. The Company funds the future obligations of the Dutch pension plans by purchasing an insurance contract from a large multi-national insurance company. Each year, the Company makes premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan assets with the assistance of an actuary using unobservable inputs (Level 3), which is determined as the present value of the accrued benefits guaranteed by the insurer.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of net periodic pension cost for the Dutch pension plans were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net service cost	$(1,109)	$(270)
Interest cost	(166)	(81)
Expected return on plan assets	108	50
Administrative charges	(71)	(22)
Net periodic pension cost	$(1,238)	$(323)

8.    LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	March 31,	December 31,
(In thousands)	2021	2020
Term Loan	$281,250	$285,000
Revolving Credit Loan	454,706	394,888
Shelf-Loan Facility	50,000	50,000
Other	8,958	9,652
Unamortized deferred financing fees	(1,152)	(1,291)
	793,762	738,249
Less current portion	(67,154)	(17,831)
Long-term indebtedness	$726,608	$720,418

Amended Credit Agreement

On December 14, 2018, the Company refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($164.7 million, or €140.0 million drawn at March 31, 2021).

On December 19, 2019, the Company entered into an Incremental Joinder and Amendment No. 1 (“Amendment No. 1”) of the Amended Credit Agreement with several banks, which provided an incremental term loan in the amount of $300.0 million, which the Company borrowed to fund a portion of the purchase price for the acquisition of CURT Acquisition Holdings, Inc. (with its subsidiaries, "CURT"). The term loan is required to be repaid in an amount equal to 1.25% of original principal amount of the term loan for the first eight quarterly periods commencing March 31, 2020, and then 1.875% of the original principal amount of the term loan for each quarter thereafter, until the maturity date of December 14, 2023. In addition, Amendment No. 1 modified the credit agreement to allow the Company to request an increase to the facility of up to an additional $300.0 million as an increase to the revolving credit facility or one, or more, incremental term loan facilities upon approval of the lenders and the Company receiving certain other consents. As a result of the new incremental term loan, the total borrowing capacity under the Amended Credit Agreement was increased from $600.0 million to $900.0 million.

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.375 percent at March 31, 2021) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (1.375 percent at March 31, 2021) depending on the Company’s total net leverage ratio. At March 31, 2021, the Company had $2.9 million in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $142.4 million at March 31, 2021.

Shelf-Loan Facility

On February 24, 2014, the Company entered into a $150.0 million shelf-loan facility (as amended and restated, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at March 31, 2021. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. On March 31, 2020, the Company entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. On September 21, 2020, the Company entered into a Second Amendment to the Shelf-Loan Facility to conform additional covenants to the Amended Credit Agreement. The Shelf-Loan Facility expires on November 11, 2022.

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

General

At March 31, 2021, the fair value of the Company’s long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interests of certain "controlled foreign corporations").

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2021, the Company was in compliance with all such requirements.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined in the Amended Credit Agreement and the Shelf-Loan Facility. This limitation did not impact the Company’s ability to incur additional indebtedness under its revolving credit facility at March 31, 2021. The combined remaining availability under the revolving credit facility and the potential additional notes issuable under the Shelf-Loan Facility was $292.4 million at March 31, 2021. The Company believes the availability of $142.4 million under the revolving credit facility under the Amended Credit Agreement, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The increase in lease costs for the

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by capacity expansions and leases assumed in recent acquisitions. The components of lease cost were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$9,098	$7,822
Short-term lease cost	889	878
Variable lease cost	689	621
Total lease cost	$10,676	$9,321

10.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain performance targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2021, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.0 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31, 2021:

(In thousands)
Balance at beginning of period	$4,609
Payments	(5)
Accretion (a)	56
Net foreign currency translation adjustment	(197)
Balance at end of the period (b)	4,463
Less current portion in accrued expenses and other current liabilities	(2,935)
Total long-term portion in other long-term liabilities	$1,528
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of March 31, 2021 were $5.6 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Receivable

At March 31, 2021 and December 31, 2020, the Company had a receivable from Furrion Limited ("Furrion") of $42.7 million and $42.3 million, respectively, recorded for purchases of inventory stock following the termination of the distribution and supply agreement with Furrion. The termination agreement originally required Furrion to make periodic payments throughout 2020 and the first six months of 2021; however, due to the impacts of the COVID-19 pandemic, the Company is currently in negotiations impacting the timing of the repayment of this receivable. Accordingly, the Company has classified $7.8 million of the receivable as long-term, and recorded the receivable at its present value at March 31, 2021 based on the currently proposed payment plan.

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

Environmental

The Company’s operations are subject to certain Federal, state, and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2021, would not be material to the Company’s financial position or results of operations.

11.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company’s common stock at:

	March 31,	December 31,
(In thousands)	2021	2020
Common stock authorized	75,000	75,000
Common stock issued	28,340	28,243
Treasury stock	3,087	3,087
Common stock outstanding	25,253	25,156

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020
Weighted average shares outstanding for basic earnings per share	25,193	25,075
Common stock equivalents pertaining to stock-based awards	132	68
Weighted average shares outstanding for diluted earnings per share	25,325	25,143

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	147	109

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2021 and December 31, 2020:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Third Quarter 2020	0.75	09/04/20	09/18/20	18,865
Fourth Quarter 2020	0.75	12/04/20	12/18/20	18,866
Total 2020	$2.80			$70,401

First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939

Deferred and Restricted Stock Units

The LCI Industries 2018 Omnibus Incentive Plan (the "2018 Plan”) provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units (“DSUs”), and those with time-based vesting provisions, such as restricted stock units (“RSUs”), to directors, employees, and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date.

Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (the "2011 Plan”) or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2020	335,087	$90.04
Issued	1,340	132.28
Granted	93,615	143.53
Dividend equivalents	1,639	131.62
Forfeited	(973)	96.55
Vested	(139,913)	86.42
Outstanding at March 31, 2021	290,795	$106.32

Performance Stock Units

The 2018 Plan provides for performance stock units (“PSUs”) that vest at a specific future date based on achievement of specified performance conditions.

Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2020	119,727	$89.92
Granted	40,102	143.54
Dividend equivalents	833	131.62
Forfeited	(1,053)	96.55
Vested	(12,593)	95.03
Outstanding at March 31, 2021	147,016	$104.01

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company’s liabilities measured at fair value on a recurring basis at:

	March 31, 2021				December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 7)	$59,189	$—	$—	$59,189	$61,939	$—	$—	$61,939
Liabilities
Contingent consideration	$4,463	$—	$—	$4,463	$4,609	$—	$—	$4,609

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were estimated at fair value using management’s projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant’s weighted average cost of capital. Over the next six years, the Company’s long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 13 percent per year. For further information on the inputs used in determining the fair value, and a roll forward of the contingent consideration liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

The OEM Segment, which accounted for 82 percent and 81 percent of consolidated net sales for the three months ended March 31, 2021 and 2020, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 62 percent of the Company’s OEM Segment net sales for the three months ended March 31, 2021 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 18 percent and 19 percent of consolidated net sales for the three months ended March 31, 2021 and 2020, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company’s resources are made by the Company’s chief operating decision maker (“CODM”), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment’s utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s revenues disaggregated by segment and geography based on the billing address of the Company’s customers:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$486,542	$16,474	$503,016	$303,682	$3,426	$307,108
Motorhomes	39,417	23,176	62,593	26,914	11,173	38,087
Adjacent Industries OEMs	211,682	38,959	250,641	146,601	40,561	187,162
Total OEM Segment net sales	737,641	78,609	816,250	477,197	55,160	532,357
Aftermarket Segment:
Total Aftermarket Segment net sales	171,410	12,598	184,008	121,618	5,695	127,313
Total net sales	$909,051	$91,207	$1,000,258	$598,815	$60,855	$659,670
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company’s operating profit by segment:

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating profit:
OEM Segment	$79,287	$43,189
Aftermarket Segment	22,144	1,077
Total operating profit	$101,431	$44,266

The following table presents the Company’s revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2021	2020
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$287,061	$202,263
Windows and doors	249,920	156,031
Furniture and mattresses	155,244	87,180
Axles and suspension solutions	55,122	35,136
Other	68,903	51,747
Total OEM Segment net sales	816,250	532,357
Total Aftermarket Segment net sales	184,008	127,313
Total net sales	$1,000,258	$659,670

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2021, we operated over 100 manufacturing and distribution facilities located throughout the United States and in Canada, Ireland, Italy, the Netherlands, and the United Kingdom. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 62 percent of our OEM Segment net sales for the twelve months ended March 31, 2021 were of components for travel trailer and fifth-wheel RVs, including:

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

Most industries where we sell products or where our products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions, consumer confidence on retail sales of RVs and other products for which we sell our components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the COVID-19 pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing these Aftermarket Segment sales to be counter-seasonal, but this may be different in 2021 and future years as a result of the COVID-19 pandemic and related impacts.

COVID-19 UPDATE

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets. The COVID-19 pandemic had an adverse effect on our financial results during the first half of 2020 due to government-mandated plant shutdowns. We took a variety of actions during 2020 to help mitigate the adverse impacts, including temporary cost savings measures and delays and reductions in capital expenditures.

Activity in most of the end markets we serve sequentially improved as 2020 progressed, and this trend has continued into the first quarter of 2021, especially in the RV and marine OEM markets and our Aftermarket Segment. With RV retail

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
demand at record levels through the first three months of 2021, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages. We have also expanded capacity outside of Elkhart County, Indiana, with new leased facilities and the acquisition of Wolfpack Chassis in Kendallville, Indiana during the quarter. We continue to focus on our culture and leadership development programs to focus on team member retention and regularly hold hiring events, with COVID-19 safety measures, to fill open positions. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity, and may need to seek additional financing, though such additional financing may not be available on terms favorable to us, or at all. See "Liquidity and Capital Resources" below for further discussion.

The health and safety of our team members have remained our top priority. We continue to maintain the rigorous health and safety protocols we established in 2020. We leased a location to provide drive-thru rapid COVID-19 tests for our team members in northern Indiana. We have encouraged team members to seek vaccination when eligible and partnered with a local hospital in April 2021 to host a private vaccination day for our eligible northern Indiana team members and their families.

We continue to closely monitor the impact of COVID-19 on all aspects of our business.

FURRION UPDATE

At March 31, 2021, we had a receivable from Furrion Limited ("Furrion") of $42.7 million recorded for purchases of inventory stock following the termination of the distribution and supply agreement with Furrion. The termination agreement originally required Furrion to make periodic payments throughout 2020 and the first six months of 2021; however, due to the impacts of the COVID-19 pandemic, we are currently in negotiations impacting the timing of the repayment of this receivable. Accordingly, we have classified $7.8 million of the receivable as long-term, and recorded the receivable at its present value at March 31, 2021 based on the currently proposed payment plan.

Due to the nature of the Furrion distribution and supply arrangement, the operating margin related to sales of Furrion products were dilutive to our consolidated operating margin prior to the end of 2019 when the agreement was terminated.

INDUSTRY BACKGROUND

OEM Segment

North American Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers and truck campers).
The annual sales cycle for the RV industry generally starts in October after the “Open House” in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Due to the COVID-19 pandemic, the 2020 Open House was canceled; however, the 2021 Open House is currently planned to take place in September. The seasonality of the RV industry has been, and will likely continue to be, impacted by the COVID-19 pandemic, and the timing of a return to historical seasonality is not possible to predict at this time.
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first three months of 2021, our primary RV market, increased 49 percent to 131,200 units, compared to the first three months of 2020, primarily due to increased retail demand and dealers rebuilding inventory levels. Retail demand for travel trailer and fifth-wheel RVs increased 30 percent in the first three months of 2021 compared to the same period in 2020. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.

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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2021	131,200	49%	96,900	30%	34,300
Quarter ended December 31, 2020	115,200	38%	88,500	39%	26,700
Quarter ended September 30, 2020	110,100	37%	157,700	34%	(47,600)
Quarter ended June 30, 2020	66,800	(34)%	131,500	(5)%	(64,700)
Twelve months ended March 31, 2021	423,300	20%	474,600	20%	(51,300)

Quarter ended March 31, 2020	88,000	4%	74,800	(3)%	13,200
Quarter ended December 31, 2019	83,300	(8)%	63,600	(6)%	19,700
Quarter ended September 30, 2019	80,600	(13)%	118,000	(6)%	(37,400)
Quarter ended June 30, 2019	101,000	(13)%	138,800	(7)%	(37,800)
Twelve months ended March 31, 2020	352,900	(8)%	395,200	(6)%	(42,300)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2021 increased 42 percent to 14,300 units compared to the first three months of 2020, primarily due to OEM plant shutdowns in response to COVID-19 in the 2020 period. Retail demand for motorhome RVs increased one percent year-over-year in the first three months of 2021, compared to an eight percent year-over-year decrease in retail demand in the same period of 2020.

Adjacent Industries

Our portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, “Adjacent Industries”). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. We believe there are significant opportunities in these Adjacent Industries and, as a result, seven of our last eleven business acquisitions were focused in Adjacent Industries.

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product technical and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this may be different in 2021 and future years as a result of the COVID-19 pandemic and related impacts.

According to the Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. Additionally, as a result of a vibrant secondary market, one-third of current owners purchased their RV new while the remaining two-thirds purchased a previously owned RV. This vibrant secondary market is a key driver for aftermarket sales, as we anticipate owners of previously owned RVs will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2021 were $1.0 billion, 52 percent higher than consolidated net sales for the same period of 2020 of $659.7 million. The increase was primarily driven by record RV retail demand and strong Aftermarket Segment sales growth. Net sales from acquisitions completed in 2020 and 2021, primarily Veada Industries, Inc. and Challenger Door, LLC, contributed approximately $41.2 million in the first quarter of 2021. Additionally, the start of the pandemic in the first quarter of 2020 had a negative impact on sales in that quarter.
•Net income for the first quarter of 2021 was $74.1 million, or $2.93 per diluted share, compared to net income of $28.2 million, or $1.12 per diluted share, for the same period of 2020.
•Consolidated operating profit during the first quarter of 2021 was $101.4 million compared to $44.3 million in the same period of 2020. Operating profit margin was 10.1 percent in the first quarter of 2021 compared to 6.7 percent in the same period of 2020, primarily as a result of fixed costs being spread over a larger sales base in the 2021 period and COVID-19-related shutdowns that began in March 2020 which negatively impacted the 2020 period.
•The cost of aluminum and steel used in certain of our manufactured components increased in the first quarter of 2021 compared to the same period of 2020. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The effective tax rate of 24.9 percent for the three months ended March 31, 2021 was lower than the comparable prior year period of 27.8 percent, primarily due to the reduced rate impact of permanent tax differences with the growth in income before income taxes and an increase in the excess tax benefit related to the vesting of equity-based compensation awards, as discussed below under “Income Taxes.”
•In March 2021, we paid a quarterly dividend of $0.75 per share, aggregating to $18.9 million.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2021 increased $283.9 million, compared to the same period of 2020. Net sales of components to the following OEMs markets for the three months ended March 31 were:

(In thousands)	2021	2020	Change
RV OEMs:
Travel trailers and fifth-wheels	$503,016	$307,108	64%
Motorhomes	62,593	38,087	64%
Adjacent Industries OEMs	250,641	187,162	34%
Total OEM Segment net sales	$816,250	$532,357	53%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2021	2020	Change
Travel trailer and fifth-wheel RVs	131,200	88,000	49%
Motorhomes	14,300	10,100	42%

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

Content per:	2021	2020	Change
Travel trailer and fifth-wheel RV	$3,476	$3,354	4%
Motorhome	$2,525	$2,327	9%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for our products, as well as changes in the types of RVs produced industry-wide.

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first quarter of 2021 was primarily driven by a recovery in RV retail demand beginning later in the second quarter of 2020 and continuing into the first quarter of 2021. The net sales increase further benefited from content gains during the first quarter of 2021.

Our increase in net sales to OEMs in Adjacent Industries during the first quarter of 2021 was driven by acquisitions and a recovery in retail demand for the marine industry and other adjacent markets beginning later in the second quarter of 2020 and continuing into the first quarter of 2021.

Operating profit of the OEM Segment was $79.3 million in the first quarter of 2021, an increase of $36.1 million compared to the same period of 2020. The operating profit margin of the OEM Segment in the first quarter of 2021 increased to 9.7 percent compared to 8.1 percent for the same period of 2020 and was positively impacted by:
•Leveraging of fixed costs over a larger sales base, which increased operating profit by $20.0 million related to fixed selling, general, and administrative costs and $10.0 million related to fixed overhead costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $6.8 million compared to the same period of 2020.
Partially offset by:
•Increases in material commodity pricing, which impacted operating profit by $17.3 million, primarily related to increased steel and aluminum costs.
•Increases in direct labor costs due to production volumes and a tight labor market, which impacted operating profit by $4.9 million.
Amortization expense on intangible assets for the OEM Segment was $6.5 million in the first quarter of 2021, compared to $6.4 million in the same period in 2020. Depreciation expense on fixed assets for the OEM Segment was $12.2 million in the first quarter of 2021, compared to $12.1 million in the same period of 2020.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2021 increased 45 percent, or $56.7 million, compared to the same period of 2020. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2021	2020	Change
Total Aftermarket Segment net sales	$184,008	$127,313	45%

Our net sales to the Aftermarket Segment increased during the first quarter of 2021, primarily due to consumer demand in the outdoor recreational and transportation market and our distributor customers rebuilding their inventory levels.

Operating profit of the Aftermarket Segment was $22.1 million in the first quarter of 2021, an increase of $21.1 million compared to the same period of 2020. The operating profit margin of the Aftermarket Segment was 12.0 percent in 2021, compared to 0.8 percent in 2020, and was positively impacted by:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Leveraging of fixed costs over a larger sales base, which increased operating profit by $11.2 million related to fixed selling, general, and administrative costs and $4.0 million related to fixed overhead costs.
•The recognition of higher cost of sales in the first quarter of 2020 due to the inventory fair value step-up for CURT of $6.2 million.
Partially offset by:
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $3.4 million.
Amortization expense on intangible assets for the Aftermarket Segment was $2.9 million in the first quarter of 2021, compared to $3.0 million in the same period of 2020. Depreciation expense on fixed assets for the Aftermarket Segment was $3.0 million in the first quarter of 2021, compared to $3.1 million in the same period of 2020.

Income Taxes

The effective tax rates for the three months ended March 31, 2021 and 2020 were 24.9 percent and 27.8 percent, respectively. The effective tax rate for the three months ended March 31, 2021 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the decreased rate impact of permanent tax differences with the growth in income before income taxes and an increase in the excess tax benefit related to the vesting of equity-based compensation awards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of March 31, 2021, we had $63.3 million in cash and cash equivalents, and $142.4 million of availability under our revolving credit facility. Additionally, we have the ability to request up to $150.0 million in additional Senior Promissory Notes be purchased by Prudential under our Shelf-Loan Facility (each as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements), subject to Prudential's approval. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. As discussed above under "COVID-19 Update," with RV retail demand at record levels through the first three months of 2021, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages, and have expanded our production capacity. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity. In the event additional need for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all.
We believe the availability under the revolving credit facility under the Amended Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements), along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2021	2020
Net cash flows provided by operating activities	$4,847	$44,759
Net cash flows used in investing activities	(24,341)	(101,749)
Net cash flows provided by financing activities	33,987	119,845
Effect of exchange rate changes on cash and cash equivalents	(2,995)	(215)
Net increase in cash and cash equivalents	$11,498	$62,640

Cash Flows from Operations
Net cash flows provided by operating activities were $4.8 million in the first three months of 2021, compared to $44.8 million in the first three months of 2020. The decrease in net cash flows provided by operating activities was primarily due to changes in net assets and liabilities, net of acquisitions of businesses, which generated $93.4 million less cash than in the first three months of 2020. During the first three months of 2021, in an effort to address challenges with supply chain constraints, rising material costs, and a tightened labor market, we strategically managed working capital, including intentionally building up levels of certain inventory items and expanded production capacity. As a result, increases in inventory and receivables related to increased wholesale RV demand were the primary uses of cash generated from net assets. The decrease was partially offset by a $53.5 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items.
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
Depreciation and amortization was $24.5 million in the first three months of 2021, and is expected to be approximately $100 to $110 million for the full year 2021. Non-cash stock-based compensation expense in the first three months of 2021 was $7.4 million. Non-cash stock-based compensation expense is expected to be approximately $20 to $30 million for the full year 2021.

Cash Flows from Investing Activities
Cash flows used in investing activities of $24.3 million in the first three months of 2021 were primarily comprised of $21.0 million for capital expenditures and $2.8 million for the acquisitions of businesses, net of cash acquired. Cash flows used in investing activities of $101.7 million in the first three months of 2020 were primarily comprised of $95.8 million for the acquisitions of businesses, net of cash acquired, and $8.0 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact actual spending compared to these historical averages. We estimate full year 2021 capital expenditures of $130 to $150 million, including capacity expansions to meet elevated demand, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
Capital expenditures and acquisitions in the first three months of 2021 were funded by cash from operations and borrowings under our credit agreement. Capital expenditures and acquisitions in the remainder of fiscal year 2021 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows provided by financing activities in the first three months of 2021 were primarily comprised of $67.4 million in net borrowings under our revolving credit facility, partially offset by payments of quarterly dividends of $18.9 million, cash outflows of $7.8 million related to vesting of stock-based awards, net of shares tendered for payment of taxes, and repayments of $3.9 million under the term loan and other borrowings.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cash flows provided by financing activities in the first three months of 2020 were primarily comprised of $144.8 million of net borrowings under our revolving credit facility, partially offset by cash outflows of $4.5 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, we will pay additional cash consideration. We have recorded a $4.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2021. For further information, see Note 10 of the Notes to Condensed Consolidated Financial Statements.
The Amended Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2021, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In October 2018, our Board of Directors authorized a stock repurchase program. No shares were repurchased in the first three months of 2021. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information related to our dividend program.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Our governance documents and committee charters and key practices have been posted to the “Investors” section of our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (877-373-9123) to report complaints about our accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

CONTINGENCIES

Information required by this item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. We did not experience any significant increases in our labor costs in the first three months of 2021 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. We base our estimates on historical experience, other available information and various other

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, and industry trends, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future pandemics, on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in the Company’s subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of March 31, 2021), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures.
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

ITEM 4 – CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. We continually evaluate our disclosure controls and procedures to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We began implementation of a new enterprise resource planning (“ERP”) system in late 2013. The roll-out plan is continually evaluated in the context of priorities for the business and may change as the needs of the business dictate. We anticipate enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2021, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 26, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to our stock repurchase program during the three months ended March 31, 2021. At March 31, 2021, we had $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 26, 2021 for further information on the program.

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
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

8.	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
May 4, 2021