Form 10-Q
period 2021-06-30
LCI INDUSTRIES
filed 2021-08-04
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 30, 2021) was 25,271,844 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except per share amounts)

Net sales	$1,093,720	$525,765	$2,093,978	$1,185,435
Cost of sales	836,109	397,023	1,594,590	898,088
Gross profit	257,611	128,742	499,388	287,347
Selling, general and administrative expenses	163,629	107,960	303,975	222,299
Operating profit	93,982	20,782	195,413	65,048
Interest expense, net	3,472	3,698	6,177	8,895
Income before income taxes	90,510	17,084	189,236	56,153
Provision for income taxes	22,621	3,898	47,227	14,753
Net income	$67,889	$13,186	$142,009	$41,400

Net income per common share:
Basic	$2.69	$0.52	$5.63	$1.65
Diluted	$2.67	$0.52	$5.60	$1.64

Weighted average common shares outstanding:
Basic	25,275	25,150	25,230	25,108
Diluted	25,385	25,219	25,351	25,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands)

Net income	$67,889	$13,186	$142,009	$41,400
Other comprehensive income (loss):
Net foreign currency translation adjustment	1,507	1,239	(2,082)	(3,501)
Actuarial gain on pension plans	933	6,299	933	6,299
Unrealized gain on fair value of derivative instruments	—	442	—	1,642
Total comprehensive income	$70,329	$21,166	$140,860	$45,840

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2021	2020
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$97,961	$51,821
Accounts receivable, net of allowances of $6,471 and $5,642 at June 30, 2021 and December 31, 2020, respectively	418,014	268,625
Inventories, net	620,183	493,899
Prepaid expenses and other current assets	79,817	55,456
Total current assets	1,215,975	869,801
Fixed assets, net	408,693	387,218
Goodwill	496,422	454,728
Other intangible assets, net	437,398	420,885
Operating lease right-of-use assets	161,250	104,179
Other assets	56,440	61,220
Total assets	$2,776,178	$2,298,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$65,880	$17,831
Accounts payable, trade	257,162	184,931
Current portion of operating lease obligations	27,160	25,432
Accrued expenses and other current liabilities	200,388	188,200
Total current liabilities	550,590	416,394
Long-term indebtedness	941,824	720,418
Operating lease obligations	141,364	82,707
Deferred taxes	34,348	53,833
Other long-term liabilities	121,876	116,353
Total liabilities	1,790,002	1,389,705
Stockholders’ equity
Common stock, par value $.01 per share	284	282
Paid-in capital	206,786	227,407
Retained earnings	831,328	731,710
Accumulated other comprehensive income	5,940	7,089
Stockholders’ equity before treasury stock	1,044,338	966,488
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	986,176	908,326
Total liabilities and stockholders’ equity	$2,776,178	$2,298,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
(In thousands)
Cash flows from operating activities:
Net income	$142,009	$41,400
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	51,270	48,799
Stock-based compensation expense	13,859	7,404
Other non-cash items	4,305	546
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(142,489)	(62,611)
Inventories, net	(115,314)	63,404
Prepaid expenses and other assets	(16,401)	(27,679)
Accounts payable, trade	71,144	20,917
Accrued expenses and other liabilities	15,476	9,921
Net cash flows provided by operating activities	23,859	102,101
Cash flows from investing activities:
Capital expenditures	(42,005)	(14,549)
Acquisitions of businesses, net of cash acquired	(103,858)	(94,713)
Other investing activities	(566)	4,096
Net cash flows used in investing activities	(146,429)	(105,166)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(7,925)	(4,616)
Proceeds from revolving credit facility	554,693	276,542
Repayments under revolving credit facility	(719,747)	(197,330)
Repayments under term loan and other borrowings	(8,652)	(9,554)
Proceeds from issuance of convertible notes	460,000	—
Purchases of convertible note hedge contracts	(100,142)	—
Proceeds from issuance of warrants concurrent with note hedge contracts	48,484	—
Payment of debt issuance costs	(11,844)	—
Payment of dividends	(41,678)	(32,670)
Payment of contingent consideration and holdbacks related to acquisitions	(4,387)	—
Other financing activities	—	(279)
Net cash flows provided by financing activities	168,802	32,093
Effect of exchange rate changes on cash and cash equivalents	(92)	(2,115)
Net increase in cash and cash equivalents	46,140	26,913
Cash and cash equivalents at beginning of period	51,821	35,359
Cash and cash equivalents cash at end of period	$97,961	$62,272
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,496	$9,593
Cash paid during the period for income taxes, net of refunds	$55,449	$(611)
Purchase of property and equipment in accrued expenses	$3,952	$2,624

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

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2020	$282	$227,407	$731,710	$7,089	$(58,162)	$908,326
Net income	—	—	74,120	—	—	74,120
Issuance of 97,086 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(7,768)	—	—	—	(7,767)
Stock-based compensation expense	—	7,436	—	—	—	7,436
Other comprehensive loss	—	—	—	(3,589)	—	(3,589)
Cash dividends ($0.75 per share)	—	—	(18,939)	—	—	(18,939)
Dividend equivalents on stock-based awards	—	325	(325)	—	—	—
Balance - March 31, 2021	283	227,400	786,566	3,500	(58,162)	959,587
Net income	—	—	67,889	—	—	67,889
Issuance of 16,324 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(159)	—	—	—	(158)
Stock-based compensation expense	—	6,423	—	—	—	6,423
Purchase of convertible note hedge contracts, net of tax	—	(75,750)	—	—	—	(75,750)
Issuance of warrants	—	48,484	—	—	—	48,484
Other comprehensive income	—	—	—	2,440	—	2,440
Cash dividends ($0.90 per share)	—	—	(22,739)	—	—	(22,739)
Dividend equivalents on stock-based awards	—	388	(388)	—	—	—
Balance - June 30, 2021	284	206,786	831,328	5,940	(58,162)	986,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At June 30, 2021, the Company operated over 100 manufacturing and distribution facilities located throughout North America and Europe.

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

COVID-19 Update

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets. The COVID-19 pandemic had an adverse effect on the Company's financial results during the first half of 2020 due to

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
government-mandated plant shutdowns. The Company took a variety of actions during 2020 to help mitigate the adverse impacts, including temporary cost savings measures and delays and reductions in capital expenditures. Activity in most of the end markets the Company serves sequentially improved as 2020 progressed, and this trend has continued into the first half of 2021, especially in the RV and marine OEM markets and the Company's Aftermarket Segment. Management continues to closely monitor the impact of COVID-19 on all aspects of the business. The extent to which COVID-19 may impact the Company's liquidity, financial condition, and results of operations in the future remains uncertain.

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

The Company's accounting policies related to the convertible note hedge and warrant transactions, including the related earnings per share considerations, are disclosed in Note 3 and Note 12 of the Notes to Condensed Consolidated Financial Statements.

Recently adopted accounting pronouncement

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The Company has chosen to early adopt ASU 2020-06 in 2021. This ASU will have no retrospective changes but impacts how the convertible debt the Company issued in May 2021 is both recognized and disclosed.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Weighted average shares outstanding for basic earnings per share	25,275	25,150	25,230	25,108
Common stock equivalents pertaining to stock-based awards	110	69	121	69
Weighted average shares outstanding for diluted earnings per share	25,385	25,219	25,351	25,177

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	139	110	143	109
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method in accordance with ASU 2020-06. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. The average closing price of the Company's common stock for the three and six months ended June 30, 2021 is used as the basis for determining the dilutive effect on earnings per share. The average price of the Company's common stock for each of the three and six months ended June 30, 2021 was less than the conversion price of $165.65, and, therefore, all associated shares were antidilutive.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks ("the Counterparties") sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of common shares upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For periods where the Warrants strike price of $259.84 per share is greater than the average share price of the Company's common stock for the period, the Warrants would be antidilutive. For each of the three and six months ended June 30, 2021, the average share price was below the Warrant strike price, and therefore 2.8 million shares were considered antidilutive.

In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated call option contracts on the Company's common stock (the "Convertible Note Hedge Transactions") with the Counterparties. The Company paid an aggregate amount of $100.1 million to the Counterparties pursuant to the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $165.65, subject to customary anti-dilution adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. Exercise of the Convertible Note Hedge Transactions would reduce the number of shares of the Company's common stock outstanding, and therefore would be antidilutive.

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

Furrion

In August 2021, the Company entered into a definitive agreement to acquire Furrion Holdings Limited (“Furrion”), a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the recreational vehicle, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The transaction is expected to close in the third quarter of 2021, subject to customary closing conditions, including regulatory approval.

Acquisitions Completed During the Six Months Ended June 30, 2021

Schaudt

In April 2021, the Company acquired 100 percent of the equity interests of Schaudt GmbH Elektrotechnik & Apparatebau ("Schaudt"), a leading supplier of electronic controls and energy management systems for the European caravan industry located in Markdorf, Germany. The purchase price was approximately $29.4 million. The purchase price is subject to customary adjustments for cash, working capital, and indebtedness. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, fixed assets, and the fair value of intangible assets. As this acquisition is not considered to

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$29,383

Customer relationships	$10,000
Other identifiable intangible assets	2,500
Net tangible assets	564
Total fair value of net assets acquired	$13,064

Goodwill (not tax deductible)	$16,319

The customer relationships intangible asset is being amortized over its estimated useful life of 8 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

Ranch Hand

In April 2021, the Company acquired 100 percent of the equity interests of Kaspar Ranch Hand Equipment, LLC ("Ranch Hand"), a manufacturer of custom bumpers, grill guards, and steps for the automotive aftermarket headquartered in Shiner, Texas. The purchase price was approximately $56.7 million, plus contingent consideration up to $3.0 million. The purchase price is subject to customary adjustments for cash, working capital, and indebtedness. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's Aftermarket Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, fixed assets, and the fair value of intangible assets. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$56,709
Contingent consideration	3,000
Total fair value of consideration given	$59,709

Customer relationships	$24,200
Other identifiable intangible assets	9,100
Net tangible assets	16,872
Total fair value of net assets acquired	$50,172

Goodwill (tax deductible)	$9,537

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

Other Acquisitions in 2021

During the first six months of 2021, the Company completed two other acquisitions totaling $17.8 million of cash purchase consideration, plus holdback payments of $2.1 million to be paid over the next two years and contingent consideration of up to $2.0 million. The acquisitions are subject to potential post-closing adjustments related to net working capital. The

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
preliminary purchase price allocations resulted in $8.8 million of goodwill (tax deductible) and $7.5 million of acquired identifiable intangible assets.

The accounting for these acquisitions is incomplete at June 30, 2021. The estimated fair values of assets acquired and liabilities assumed are based on preliminary allocations and will be finalized during the respective measurement periods which will not exceed 12 months from the respective acquisition dates. As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions with Measurement Period Adjustments During the Six Months Ended June 30, 2021

Veada

In December 2020, the Company acquired 100 percent of the outstanding capital stock of Veada Industries, Inc. ("Veada"), a manufacturer and distributor of boat seating and marine accessories based in New Paris, Indiana. The purchase price was $69.0 million, net of cash acquired, which included initial holdback payments of $12.2 million to be paid over the next two years. Holdback payments of $3.9 million were paid; these holdback payment requirements were reduced by $0.5 million during the six months ended June 30, 2021 due to net working capital true-ups. The remaining holdback payments are recorded in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities ($6.0 million) and other long-term liabilities ($1.8 million) at June 30, 2021. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

During the six months ended June 30, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to net working capital balances and assumptions and estimates related to the fair value of fixed assets and intangible assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Challenger

In November 2020, the Company acquired substantially all of the business assets of Challenger Door, LLC ("Challenger"), a leading manufacturer and distributor of branded doors for the RV industry and products for specialty and cargo trailers, based in Nappanee, Indiana. The purchase price was $35.0 million, which included holdback payments of up to $4.5 million to be paid over the next two years. These holdback payment requirements were reduced by $1.7 million during the six months ended June 30, 2021 due to net working capital true-ups. The remaining holdback payments are recorded in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities ($1.8 million) and other long-term liabilities ($1.0 million) at June 30, 2021. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

During the six months ended June 30, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to net working capital balances and assumptions and estimates related to the fair value of fixed assets and intangible assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2020	$305,953	$148,775	$454,728
Acquisitions – 2021	24,448	10,190	34,638
Measurement period adjustments	9,456	(23)	9,433
Foreign currency translation	(2,528)	151	(2,377)
Net balance – June 30, 2021	$337,329	$159,093	$496,422
Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2021:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$424,433	$110,076	$314,357	6	to	17
Patents	96,920	49,698	47,222	3	to	20
Trade names (finite life)	74,889	14,240	60,649	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	7,479	4,702	2,777	3	to	6
Other	309	203	106	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$616,317	$178,919	$437,398

Other intangible assets consisted of the following at December 31, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$398,613	$95,443	$303,170	6	to	17
Patents	92,128	47,090	45,038	3	to	20
Trade names (finite life)	69,686	11,272	58,414	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,478	4,617	1,861	3	to	6
Other	309	194	115	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$579,501	$158,616	$420,885

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	June 30,	December 31,
(In thousands)	2021	2020
Raw materials	$450,035	$356,921
Work in process	35,948	24,189
Finished goods	134,200	112,789
Inventories, net	$620,183	$493,899

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
(In thousands)	2021	2020
Fixed assets, at cost	$801,003	$750,138
Less accumulated depreciation and amortization	392,310	362,920
Fixed assets, net	$408,693	$387,218

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
(In thousands)	2021	2020
Employee compensation and benefits	$81,906	$62,555
Current portion of accrued warranty	25,370	32,451
Customer rebates	12,531	23,670
Other	80,581	69,524
Accrued expenses and other current liabilities	$200,388	$188,200

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

(In thousands)	2021	2020
Balance at beginning of period	$47,091	$47,167
Provision for warranty expense	12,304	8,358
Warranty liability from acquired businesses	125	—
Warranty costs paid	(15,360)	(10,916)
Balance at end of period	44,160	44,609
Less long-term portion	18,790	16,281
Current portion of accrued warranty at end of period	$25,370	$28,328
Warranty costs paid for the six months ended June 30, 2021 include $2.6 million of payments related to a specific warranty issue known at the time of acquisition of CURT Acquisition Holdings, Inc. (with its subsidiaries, "CURT") in

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 2019. These payments will be reimbursed to the Company by the sellers of CURT under the terms of the stock purchase agreement.

8.    PENSION PLANS

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net service cost	$(1,107)	$(1,355)	$(2,216)	$(1,625)
Interest cost	(166)	(405)	(332)	(486)
Expected return on plan assets	109	252	217	302
Administrative charges	(72)	(108)	(143)	(130)
Net periodic pension cost	$(1,236)	$(1,616)	$(2,474)	$(1,939)

9.    LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	June 30,	December 31,
(In thousands)	2021	2020
Convertible Notes	$460,000	$—
Term Loan	277,500	285,000
Revolving Credit Loan	224,482	394,888
Shelf-Loan Facility	50,000	50,000
Other	8,191	9,652
Unamortized deferred financing fees	(12,469)	(1,291)
	1,007,704	738,249
Less current portion	(65,880)	(17,831)
Long-term indebtedness	$941,824	$720,418

Amended Credit Agreement

On December 14, 2018, the Company and certain of its subsidiaries refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($164.5 million, or €138.0 million drawn at June 30, 2021).

On December 19, 2019, the Company and certain of its subsidiaries entered into an Incremental Joinder and Amendment No. 1 (“Amendment No. 1”) of the Amended Credit Agreement with several banks, which provided an incremental term loan in the amount of $300.0 million, which the Company borrowed to fund a portion of the purchase price for the acquisition of CURT. The term loan is required to be repaid in an amount equal to 1.25% of original principal amount of

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the term loan for the first eight quarterly periods commencing March 31, 2020, and then 1.875% of the original principal amount of the term loan for each quarter thereafter, until the maturity date of December 14, 2023. In addition, Amendment No. 1 modified the credit agreement to allow the Company to request an increase to the facility of up to an additional $300.0 million as an increase to the revolving credit facility or one, or more, incremental term loan facilities upon approval of the lenders and the Company receiving certain other consents. As a result of the new incremental term loan, the total borrowing capacity under the Amended Credit Agreement was increased from $600.0 million to $900.0 million.

On May 7, 2021, the Company and certain of its subsidiaries entered into an Amendment No. 2 of the Amended Credit Agreement with several banks, which modified provisions to, among other things, permit the issuance of the Convertible Notes and permit the entry into the related Convertible Note Hedge Transactions and Warrant transactions ("Warrant Transactions"). See Note 12 of the Notes to Condensed Consolidated Financial Statements for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.375 percent at June 30, 2021) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (1.375 percent at June 30, 2021) depending on the Company’s total net leverage ratio. At June 30, 2021, the Company had $2.8 million in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $372.6 million at June 30, 2021.

Shelf-Loan Facility

On February 24, 2014, the Company and certain of its subsidiaries entered into a $150.0 million shelf-loan facility (as amended and restated, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at June 30, 2021. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company and certain of its subsidiaries amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. On March 31, 2020, the Company and certain of its subsidiaries entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. On September 21, 2020, the Company and certain of its subsidiaries entered into a Second Amendment to the Shelf-Loan Facility to conform additional covenants to the Amended Credit Agreement. On May 7, 2021, the Company and certain of its subsidiaries entered into a Third Amendment to the Shelf-Loan Facility to permit the issuance of the Convertible Notes and permit the entry into the related Convertible Note Hedge Transactions and Warrant Transactions. The Shelf-Loan Facility expires on November 11, 2022.

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

Convertible Notes

On May 13, 2021, the Company issued $460.0 million in aggregate principal amount of 1.125 percent convertible senior notes due 2026 in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $448.2 million after deducting the initial purchasers' discounts and offering expenses payable by the Company. The Convertible Notes bear interest at a coupon rate of 1.125 percent per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes will mature on May 15,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026, unless earlier converted, redeemed, or repurchased, in accordance with their terms. No sinking fund is provided for the Convertible Notes. There are no registration rights associated with the Convertible Notes or the common stock issuable upon conversion of the Convertible Notes.

The initial conversion rate of the Convertible Notes is 6.0369 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $165.65 per share of the Company's common stock. The conversion rate of the Convertible Notes is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for accrued and unpaid interest on any Convertible Note being converted, except in limited circumstances. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding January 15, 2026, the Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price (as defined in the Indenture) per share of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98 percent of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain specified corporate events described in the Indenture. On or after January 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the notes being converted.

The Company may not redeem the Convertible Notes prior to May 20, 2024. On or after May 20, 2024, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company's option, if the last reported sale price of the Company's common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100 percent of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Convertible Notes may require the Company to repurchase for cash all or any portion of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest on such notes to, but not including, the fundamental change repurchase date (as defined in the Indenture).

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Convertible Notes, equal in right of payment with all the Company's liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the named trustee or the holders of at least 25 percent of the aggregate principal amount of the outstanding Convertible Notes may declare 100 percent of the principal of, and accrued and unpaid interest, if any, on all the outstanding Convertible Notes to be due and payable.

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $470.4 million at June 30, 2021 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
General

At June 30, 2021, the fair value of the Company’s long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interests of certain "controlled foreign corporations").

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At June 30, 2021, the Company was in compliance with all such requirements.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined in the Amended Credit Agreement and the Shelf-Loan Facility. This limitation did not impact the Company’s ability to incur additional indebtedness under its revolving credit facility at June 30, 2021. The combined remaining availability under the revolving credit facility and the potential additional notes issuable under the Shelf-Loan Facility was $522.6 million at June 30, 2021. The Company believes the availability of $372.6 million under the revolving credit facility under the Amended Credit Agreement, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

10.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The increase in lease costs for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily driven by capacity expansions and leases assumed in recent acquisitions. The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$11,317	$8,154	$20,415	$15,976
Short-term lease cost	986	391	1,875	1,269
Variable lease cost	742	526	1,431	1,147
Total lease cost	$13,045	$9,071	$23,721	$18,392

11.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain performance targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at June 30, 2021, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.3 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30, 2021:

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)
Balance at beginning of period	$4,609
Acquisitions	5,000
Payments	(9)
Accretion (a)	113
Fair value adjustments (a) (b)	(23)
Net foreign currency translation adjustment	(141)
Balance at end of the period (b)	9,549
Less current portion in accrued expenses and other current liabilities	(7,986)
Total long-term portion in other long-term liabilities	$1,563
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of June 30, 2021 were $10.6 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Furrion Receivable

At June 30, 2021 and December 31, 2020, the Company had a receivable from Furrion of $36.7 million and $42.3 million, respectively, recorded for purchases of inventory stock following the termination of the distribution and supply agreement with Furrion. The termination agreement originally required Furrion to make periodic payments throughout 2020 and the first six months of 2021; however, due to the impacts of the COVID-19 pandemic, the payment schedule was adjusted to provide for periodic payments through July 2022. Accordingly, the Company has recorded the receivable at its present value at June 30, 2021 based on the current payment plan.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2021, would not be material to the Company’s financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company's common stock at:

	June 30,	December 31,
(In thousands)	2021	2020
Common stock authorized	75,000	75,000
Common stock issued	28,356	28,243
Treasury stock	3,087	3,087
Common stock outstanding	25,269	25,156

The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2021 and December 31, 2020:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Third Quarter 2020	0.75	09/04/20	09/18/20	18,865
Fourth Quarter 2020	0.75	12/04/20	12/18/20	18,866
Total 2020	$2.80			$70,401

First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Total 2021	$1.65			$41,678

Deferred and Restricted Stock Units

The LCI Industries 2018 Omnibus Incentive Plan (the "2018 Plan”) provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units ("DSUs"), and those with time-based vesting provisions, such as restricted stock units ("RSUs"), to directors, employees, and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date.

Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (the "2011 Plan") or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2020	335,087	$90.04
Issued	2,578	131.87
Granted	104,116	142.99
Dividend equivalents	3,658	128.47
Forfeited	(2,386)	112.82
Vested	(157,302)	86.99
Outstanding at June 30, 2021	285,751	$109.63

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2020	119,727	$89.92
Granted	40,102	143.54
Dividend equivalents	1,885	128.44
Forfeited	(1,053)	96.55
Vested	(12,593)	95.03
Outstanding at June 30, 2021	148,068	$104.01

Convertible Note Hedge Transactions

The Company paid an aggregate amount of $100.1 million to the Counterparties pursuant to the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $165.65, subject to customary anti-dilution adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilutive effect to the Company's common stock of the conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Convertible Notes which are converted, as the case may be, in the event the price per share of the Company's common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the Convertible Note Hedge Transactions are not revalued after their issuance.

The Convertible Notes and the Convertible Note Hedge Transactions will be integrated for tax purposes. The accounting impact of this tax treatment makes the Convertible Note Hedge Transactions deductible as original issue discount for tax purposes over the term of the Convertible Notes, and results in a $24.4 million deferred tax asset recognized through equity.

Warrant Transactions

In addition, concurrently with entering into the Convertible Note Hedge Transactions, the Company entered into separate, privately-negotiated Warrant Transactions with the Counterparties, whereby the Company sold Warrants to purchase 2.8 million shares of the Company's common stock at an initial strike price of $259.84 per share, subject to customary anti-dilution adjustments, which is approximately 100 percent above the last reported sale price of the Company's common stock on May 10, 2021. The Company received aggregate proceeds of $48.5 million from the Warrant Transactions with the Counterparties, with such proceeds partially offsetting the costs of entering into the Convertible Note Hedge Transactions. The Warrants expire in August 2026. If the market value per share of the Company's common stock, as measured under the Warrant Transactions, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company's earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the Warrants are not revalued after issuance.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at:

	June 30, 2021				December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 8)	$53,558	$—	$—	$53,558	$61,936	$—	$—	$61,936
Liabilities
Contingent consideration	$9,549	$—	$—	$9,549	$4,609	$—	$—	$4,609

Contingent Consideration Related to Acquisitions

Liabilities for contingent consideration related to acquisitions were estimated at fair value using management's projections for long-term sales forecasts, including assumptions regarding market share gains and future industry-specific economic and market conditions, and a market participant's weighted average cost of capital. Over the next six years, the Company's long-term sales growth forecasts for products subject to contingent consideration arrangements average approximately 13 percent per year. For further information on the inputs used in determining the fair value, and a roll forward of the contingent consideration liability, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

The OEM Segment, which accounted for 80 percent and 76 percent of consolidated net sales for the six months ended June 30, 2021 and 2020, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 61 percent of the Company's OEM Segment net sales for the six months ended June 30, 2021 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 20 percent and 24 percent of consolidated net sales for the six months ended June 30, 2021 and 2020, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company's resources are made by the Company's chief operating decision maker ("CODM"), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment's utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$508,810	$18,804	$527,614	$204,977	$7,541	$212,518
Motorhomes	39,776	27,477	67,253	13,505	11,208	24,713
Adjacent Industries OEMs	232,495	37,292	269,787	108,554	22,027	130,581
Total OEM Segment net sales	781,081	83,573	864,654	327,036	40,776	367,812
Aftermarket Segment:
Total Aftermarket Segment net sales	209,997	19,069	229,066	154,671	3,282	157,953
Total net sales	$991,078	$102,642	$1,093,720	$481,707	$44,058	$525,765

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$995,352	$35,278	$1,030,630	$508,659	$10,967	$519,626
Motorhomes	79,193	50,653	129,846	40,419	22,381	62,800
Adjacent Industries OEMs	444,177	76,251	520,428	255,155	62,588	317,743
Total OEM Segment net sales	1,518,722	162,182	1,680,904	804,233	95,936	900,169
Aftermarket Segment:
Total Aftermarket Segment net sales	381,407	31,667	413,074	276,289	8,977	285,266
Total net sales	$1,900,129	$193,849	$2,093,978	$1,080,522	$104,913	$1,185,435
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company's operating profit by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Operating profit:
OEM Segment	$63,334	$1,763	$142,621	$44,952
Aftermarket Segment	30,648	19,019	52,792	20,096
Total operating profit	$93,982	$20,782	$195,413	$65,048

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$309,237	$131,540	$596,298	$333,803
Windows and doors	256,722	109,696	506,642	265,727
Furniture and mattresses	168,804	57,662	324,048	144,842
Axles and suspension solutions	60,850	25,606	115,972	60,742
Other	69,041	43,308	137,944	95,055
Total OEM Segment net sales	864,654	367,812	1,680,904	900,169
Total Aftermarket Segment net sales	229,066	157,953	413,074	285,266
Total net sales	$1,093,720	$525,765	$2,093,978	$1,185,435

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At June 30, 2021, we operated over 100 manufacturing and distribution facilities located throughout the United States and in Canada, Germany, Ireland, Italy, the Netherlands, and the United Kingdom. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 62 percent of our OEM Segment net sales for the twelve months ended June 30, 2021 were of components for travel trailer and fifth-wheel RVs, including:

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

Activity in most of the end markets we serve sequentially improved as 2020 progressed, and this trend has continued into the first half of 2021, especially in the RV and marine OEM markets and our Aftermarket Segment. With RV retail demand

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
at record levels through the first six months of 2021, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages. We continue to focus on our culture and leadership development programs to focus on team member retention and regularly hold hiring events, with COVID-19 safety measures, to fill open positions. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity, and may need to seek additional financing, though such additional financing may not be available on terms favorable to us, or at all. See "Liquidity and Capital Resources" below for further discussion.

The health and safety of our team members have remained our top priority. We continue to maintain the rigorous health and safety protocols we established in 2020. We leased a location to provide drive-thru rapid COVID-19 tests for our team members in northern Indiana. We have encouraged team members to seek vaccination when eligible and partnered with a local hospital to host private vaccination days for our eligible northern Indiana team members and their families.

We continue to closely monitor the impact of COVID-19 on all aspects of our business.

FURRION UPDATE

At June 30, 2021, we had a receivable from Furrion Limited ("Furrion") of $36.7 million recorded for purchases of inventory stock following the termination of the distribution and supply agreement with Furrion. The termination agreement originally required Furrion to make periodic payments throughout 2020 and the first six months of 2021; however, due to the impacts of the COVID-19 pandemic the payment schedule was adjusted to provide for periodic payments through July 2022. Accordingly, we have recorded the receivable at its present value at June 30, 2021 based on the current payment plan.

INDUSTRY BACKGROUND

OEM Segment

North American Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers, and truck campers).
The annual sales cycle for the RV industry generally starts in October after the "Open House" in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Due to the COVID-19 pandemic, the 2020 Open House was canceled; however, the 2021 Open House is currently planned to take place in September. The seasonality of the RV industry has been, and will likely continue to be, impacted by the COVID-19 pandemic, and the timing of a return to historical seasonality is not possible to predict at this time.
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first six months of 2021, our primary RV market, increased 71 percent to 265,000 units, compared to the first six months of 2020, primarily due to increased retail demand and dealers rebuilding inventory levels. Retail demand for travel trailer and fifth-wheel RVs increased 42 percent in the first six months of 2021 compared to the same period in 2020. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2021	133,800	100%	179,400	36%	(45,600)
Quarter ended March 31, 2021	131,200	49%	113,800	52%	17,400
Quarter ended December 31, 2020	115,200	38%	89,000	40%	26,200
Quarter ended September 30, 2020	110,100	37%	158,100	34%	(48,000)
Twelve months ended June 30, 2021	490,300	54%	540,300	39%	(50,000)

Quarter ended June 30, 2020	66,800	(34)%	131,700	(5)%	(64,900)
Quarter ended March 31, 2020	88,000	4%	74,800	(3)%	13,200
Quarter ended December 31, 2019	83,300	(8)%	63,600	(6)%	19,700
Quarter ended September 30, 2019	80,600	(13)%	118,000	(6)%	(37,400)
Twelve months ended June 30, 2020	318,700	(14)%	388,100	(5)%	(69,400)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2021 increased 71 percent to 29,100 units compared to the first six months of 2020, primarily due to OEM plant shutdowns in response to COVID-19 in the 2020 period. Retail demand for motorhome RVs increased 20 percent year-over-year in the first six months of 2021, compared to a 22 percent year-over-year decrease in retail demand in the same period of 2020.

Adjacent Industries

Our portfolio of products used in RVs can also be used in other applications, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing (collectively, "Adjacent Industries"). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. We believe there are significant opportunities in these Adjacent Industries.

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

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the second quarter of 2021 were $1.1 billion, 108 percent higher than consolidated net sales for the same period of 2020 of $525.8 million. The increase was primarily driven by record RV retail demand and strong Aftermarket Segment sales growth. Net sales from acquisitions completed in 2020 and the first six months of 2021, primarily Veada Industries, Inc. and Challenger Door, LLC, contributed approximately $53.7

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
million in the second quarter of 2021. Additionally, the pandemic had a negative impact on sales in the second quarter of 2020.
•Net income for the second quarter of 2021 was $67.9 million, or $2.67 per diluted share, compared to net income of $13.2 million, or $0.52 per diluted share, for the same period of 2020.
•Consolidated operating profit during the second quarter of 2021 was $94.0 million compared to $20.8 million in the same period of 2020. Operating profit margin was 8.6 percent in the second quarter of 2021 compared to 4.0 percent in the same period of 2020, primarily as a result of fixed costs being spread over a larger sales base in the 2021 period and COVID-19-related shutdowns which negatively impacted the 2020 period.
•The cost of aluminum and steel used in certain of our manufactured components increased in the second quarter of 2021 compared to the same period of 2020. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The effective tax rate of 25.0 percent for the six months ended June 30, 2021 was lower than the comparable prior year period of 26.3 percent, primarily due to the reduced rate impact of permanent tax differences with the growth in income before income taxes and an increase in the excess tax benefit related to the vesting of equity-based compensation awards, as discussed below under "Income Taxes."
•In March and June 2021, we paid a quarterly dividend of $0.75 per share and $0.90 per share, aggregating to $18.9 million and $22.7 million, respectively.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2021 increased $496.8 million, compared to the same period of 2020. Net sales of components to the following OEMs markets for the three months ended June 30 were:

(In thousands)	2021	2020	Change
RV OEMs:
Travel trailers and fifth-wheels	$527,614	$212,518	148%
Motorhomes	67,253	24,713	172%
Adjacent Industries OEMs	269,787	130,581	107%
Total OEM Segment net sales	$864,654	$367,812	135%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2021	2020	Change
Travel trailer and fifth-wheel RVs	133,800	66,800	100%
Motorhomes	14,800	6,900	114%

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

Content per:	2021	2020	Change
Travel trailer and fifth-wheel RV	$3,621	$3,371	7%
Motorhome	$2,644	$2,308	15%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for our products, as well as changes in the types of RVs produced industry-wide.

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the second quarter of 2021 was primarily driven by a recovery in RV retail demand beginning later in the second quarter of 2020 and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
continuing into the second quarter of 2021. The net sales increase further benefited from content gains and price increases during the second quarter of 2021. Additionally, the pandemic had a negative impact on sales in the second quarter of 2020.

Our increase in net sales to OEMs in Adjacent Industries during the second quarter of 2021 was driven by acquisitions and a recovery in retail demand for the marine industry and other adjacent markets beginning later in the second quarter of 2020 and continuing into the second quarter of 2021.

Operating profit of the OEM Segment was $63.3 million in the second quarter of 2021, an increase of $61.6 million compared to the same period of 2020. The operating profit margin of the OEM Segment in the second quarter of 2021 increased to 7.3 percent compared to 0.5 percent for the same period of 2020 and was positively impacted by:
•Leveraging of fixed costs over a larger sales base, partially related to COVID-19 shutdowns in 2020, which increased operating profit by $53.7 million related to fixed selling, general, and administrative costs and $27.9 million related to fixed overhead costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $19.6 million compared to the same period of 2020. In addition, selling prices contractually tied to indexes of select commodities increased, resulting in an increase in operating profit of $19.1 million compared to the same period of 2020.
Partially offset by:
•Increases in material commodity pricing, which negatively impacted operating profit by $45.0 million, primarily related to increased steel and aluminum costs.
•Increases in direct labor costs due to production volumes and a tight labor market, which reduced operating profit by $12.6 million.
Amortization expense on intangible assets for the OEM Segment was $7.8 million in the second quarter of 2021, compared to $6.3 million in the same period in 2020. Depreciation expense on fixed assets for the OEM Segment was $12.1 million in the second quarter of 2021, compared to $11.5 million in the same period of 2020.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2021 increased 87 percent, or $780.7 million, compared to the first six months of 2020. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2021	2020	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,030,630	$519,626	98%
Motorhomes	129,846	62,800	107%
Adjacent Industries OEMs	520,428	317,743	64%
Total OEM Segment net sales	$1,680,904	$900,169	87%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30, were:

	2021	2020	Change
Travel trailer and fifth-wheel RVs	265,000	154,700	71%
Motorhomes	29,100	17,000	71%

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first six months of 2021 was primarily driven by a recovery in RV retail demand beginning later in the first six months of 2020 and continuing into the first six months of 2021. The net sales increase further benefited from content gains during the first six months of 2021. Additionally, the pandemic had a negative impact on sales in the second quarter of 2020.

Our increase in net sales to OEMs in Adjacent Industries during the first six months of 2021 was driven by acquisitions and a recovery in retail demand for the marine industry and other adjacent markets beginning later in the first six months of 2020 and continuing into the first six months of 2021. We continue to believe there are significant opportunities in Adjacent Industries.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating profit of the OEM Segment was $142.6 million in the first six months of 2021, an increase of $97.7 million compared to the same period of 2020. The operating profit margin of the OEM Segment in the first six months of 2021 increased to 8.5 percent compared to 5.0 percent for the same period of 2020 and was positively impacted by:
•Leveraging of fixed costs over a larger sales base, partially related to COVID-19 shutdowns in 2020, which increased operating profit by $66.1 million related to fixed selling, general, and administrative costs and $34.3 million related to fixed overhead costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $25.1 million compared to the same period of 2020. In addition, selling prices contractually tied to indexes of select commodities increased; resulting in an increase in operating profit of $17.4 million compared to the same period of 2020.
Partially offset by:
•Increases in material commodity pricing, which negatively impacted operating profit by $62.9 million, primarily related to increased steel and aluminum costs.
•Increases in direct labor costs due to production volumes and a tight labor market, which reduced operating profit by $18.3 million.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2021 increased 45 percent, or $71.1 million, compared to the same period of 2020. Net sales of components in the Aftermarket Segment were as follows for the three months ended June 30:

(In thousands)	2021	2020	Change
Total Aftermarket Segment net sales	$229,066	$157,953	45%

Our net sales to the Aftermarket Segment increased during the second quarter of 2021, primarily due to consumer demand in the outdoor recreational and transportation market and our distributor customers rebuilding their inventory levels.

Operating profit of the Aftermarket Segment was $30.6 million in the second quarter of 2021, an increase of $11.6 million compared to the same period of 2020. The operating profit margin of the Aftermarket Segment was 13.4 percent in 2021, compared to 12.0 percent in 2020, and was positively impacted by:
•Leveraging of fixed costs over a larger sales base, partially related to COVID-19 shutdowns in 2020, which increased operating profit by $6.9 million related to fixed selling, general, and administrative costs and $4.7 million related to fixed overhead costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $7.7 million compared to the same period of 2020.
Partially offset by:
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $7.7 million.
•Increases in material commodity pricing, which negatively impacted operating profit by $5.2 million, primarily related to increased steel and aluminum costs.
•The recognition of higher cost of sales due to the inventory fair value step-up for Ranch Hand determined as part of the purchase accounting of $0.6 million.
•Additional amortization related to long-lived assets from the Ranch Hand acquisition, which reduced operating profit by $0.5 million.
Amortization expense on intangible assets for the Aftermarket Segment was $3.5 million in the second quarter of 2021, compared to $2.9 million in the same period of 2020. Depreciation expense on fixed assets for the Aftermarket Segment was $3.3 million in the second quarter of 2021, compared to $3.4 million in the same period of 2020.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2021 increased 45 percent, or $127.8 million, compared to the same period of 2020. Net sales of components in the Aftermarket Segment were as follows for the six months ended June 30:

(In thousands)	2021	2020	Change
Total Aftermarket Segment net sales	$413,074	$285,266	45%

Our net sales to the Aftermarket Segment increased during the first six months of 2021 primarily due to organic growth of $117.7 million and sales from acquisitions of $10.1 million.
Operating profit of the Aftermarket Segment was $52.8 million in the first six months of 2021, an increase of $32.7 million compared to the same period of 2020, primarily due to sales from organic growth, and the impact of COVID-19 in 2020. The operating profit margin of the Aftermarket Segment was 12.8 percent in 2021, compared to 7.0 percent in 2020, and was positively impacted by:
•Leveraging of fixed costs over a larger sales base, partially related to COVID-19 shutdowns in 2020, which increased operating profit by $16.4 million related to fixed selling, general, and administrative costs and $9.6 million related to fixed overhead costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $11.6 million compared to the same period of 2020.
•The recognition of higher cost of sales during the first six months of 2020 due to the inventory fair value step-up for CURT of $6.9 million.
Partially offset by:
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $10.2 million.
•Increases in material commodity pricing, which negatively impacted operating profit by $8.9 million, primarily related to increased steel and aluminum costs.

Income Taxes

The effective tax rates for the six months ended June 30, 2021 and 2020 were 25.0 percent and 26.3 percent, respectively. The effective tax rate for the six months ended June 30, 2021 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the decreased rate impact of permanent tax differences with the growth in income before income taxes and an increase in the excess tax benefit related to the vesting of equity-based compensation awards and investments in life insurance contracts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of June 30, 2021, we had $98.0 million in cash and cash equivalents, and $372.6 million of availability under our revolving credit facility under the Amended Credit Agreement (as defined in Note 9 of the Notes to Condensed Consolidated Financial Statements). Additionally, we have the ability to request up to $150.0 million in additional Senior Promissory Notes be purchased by Prudential under our Shelf-Loan Facility (each as defined in Note 9 of the Notes to Condensed Consolidated Financial Statements), subject to Prudential's approval. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. As discussed above under "COVID-19 Update," with RV retail demand at record levels through the first six months of 2021, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages, and have expanded our production capacity. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity. In the event additional need for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all.
We believe the availability under the revolving credit facility under the Amended Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2021	2020
Net cash flows provided by operating activities	$23,859	$102,101
Net cash flows used in investing activities	(146,429)	(105,166)
Net cash flows provided by financing activities	168,802	32,093
Effect of exchange rate changes on cash and cash equivalents	(92)	(2,115)
Net increase in cash and cash equivalents	$46,140	$26,913

Cash Flows from Operations
Net cash flows provided by operating activities were $23.9 million in the first six months of 2021, compared to $102.1 million in the first six months of 2020. The decrease in net cash flows provided by operating activities was primarily due to changes in net assets and liabilities, net of acquisitions of businesses, which generated $191.5 million less cash than in the first six months of 2020. During the first six months of 2021, in an effort to address challenges with supply chain constraints, rising material costs, and a tightened labor market, we strategically managed working capital, including intentionally building up levels of certain inventory items and expanded production capacity. As a result, increases in inventory and receivables related to increased wholesale RV demand were the primary uses of cash generated from net assets. The decrease was partially offset by a $113.3 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items.
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
Depreciation and amortization was $51.3 million in the first six months of 2021, and is expected to be approximately $100 to $110 million for the full year 2021. Non-cash stock-based compensation expense in the first six months of 2021 was $13.9 million. Non-cash stock-based compensation expense is expected to be approximately $20 to $30 million for the full year 2021.

Cash Flows from Investing Activities
Cash flows used in investing activities of $146.4 million in the first six months of 2021 were primarily comprised of $103.9 million for the acquisitions of businesses, net of cash acquired and $42.0 million for capital expenditures. Cash flows used in investing activities of $105.2 million in the first six months of 2020 were primarily comprised of $94.7 million for the acquisitions of businesses, net of cash acquired, and $14.5 million for capital expenditures.
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
Capital expenditures and acquisitions in the first six months of 2021 were funded by cash from operations, borrowings under our credit agreement, and net proceeds from the issuance of our 1.125 percent convertible senior notes due 2026 (the

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
"Convertible Notes"). Capital expenditures and acquisitions in the remainder of fiscal year 2021 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows provided by financing activities in the first six months of 2021 were primarily comprised of proceeds from the issuance of the Convertible Notes and warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"), net of debt issuance costs, and from the privately negotiated call option contracts on the Company's common stock (the "Convertible Note Hedge Transactions") of $396.5 million, partially offset by $165.1 million in net payments under our revolving credit facility, payments of quarterly dividends of $41.7 million, repayments of $8.7 million under the term loan and other borrowings, and cash outflows of $7.9 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
On May 13, 2021, we issued $460.0 million in aggregate principal amount of the Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to us of approximately $448.2 million after deducting initial purchasers' discounts and offering expenses payable by us on the Convertible Notes. In connection with the issuance of the Convertible Notes, we entered into the Convertible Note Hedge Transactions and Warrant Transactions. We used approximately $51.6 million of the net proceeds of the offering of the Convertible Notes to pay the $100.1 million cost of the Convertible Note Hedge Transactions (after such cost was partially offset by the $48.5 million of proceeds from the Warrant Transactions). The remainder of the net proceeds from the Convertible Notes were used to repay outstanding borrowings under our revolving credit facility, and for general corporate purposes. See Note 9 and Note 12 to the Notes to Condensed Consolidated Financial Statements for further description of these transactions.
Cash flows provided by financing activities in the first six months of 2020 were primarily comprised of $79.2 million of net borrowings under our revolving credit facility, partially offset by payments of quarterly dividends of $32.7 million, repayments of $9.6 million under our term loan and other borrowings, and cash outflows of $4.6 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, we will pay additional cash consideration. We have recorded a $9.5 million liability for the aggregate fair value of these expected contingent consideration liabilities at June 30, 2021. For further information, see Note 11 of the Notes to Condensed Consolidated Financial Statements.
The Amended Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At June 30, 2021, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In October 2018, our Board of Directors authorized a stock repurchase program. No shares were repurchased in the first six months of 2021. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to our dividend program.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
CONTINGENCIES

Information required by this item is included in Note 11 of the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. We did not experience any significant increases in our labor costs in the first six months of 2021 related to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. We base our estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of June 30, 2021), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at June 30, 2021 and December 31, 2020.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases.
Additional information required by this item is included under the caption "Inflation" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We began implementation of a new enterprise resource planning (“ERP”) system in late 2013. The roll-out plan is continually evaluated in the context of priorities for the business and may change as the needs of the business dictate. We anticipate enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2021, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 26, 2021, except that the following risk factors are added:

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle any converted principal amount of such Convertible Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Certain provisions in the Indenture governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the Indenture may make it more difficult or expensive for a third party to acquire us. For example, the Indenture will require us, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to our stock repurchase program during the six months ended June 30, 2021. At June 30, 2021, we had $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 26, 2021 for further information on the program.

As described elsewhere in this Quarterly Report on Form 10-Q, on May 13, 2021, we issued $460.0 million aggregate principal amount of the Convertible Notes to qualified institutional buyers (the “Initial Purchasers”) in a private placement pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the terms of a Purchase Agreement, dated May 10, 2021, with Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC, in their capacity as the representatives of the Initial Purchasers. The aggregate offering price of the Convertible Notes was $460.0 million and the aggregate Initial Purchasers’ discount was $11.5 million.

We offered and sold the Convertible Notes to the Initial Purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for resale by such Initial Purchasers to certain “qualified institutional buyers” pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

In addition, on May 10, 2021, we entered into separate, privately negotiated warrant transactions with the Counterparties (Bank of America, N.A., Bank of Montreal, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association), and on May 12, 2021, we entered into additional separate, privately negotiated warrant transactions with the Counterparties. Pursuant to these Warrant Transactions, we issued Warrants to the Counterparties relating to the same number of shares of our common stock initially underlying the Convertible Notes, with a strike price of $259.84 per share. The number of Warrants and the strike price are subject to adjustment under certain circumstances described in the respective confirmations for the Warrant Transactions. The aggregate offering price of the Warrants was $48.5 million.

We offered and sold the Warrants in reliance on the exemption from registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

The terms of conversion and exercise of the Convertible Notes and the Warrants are described elsewhere in this Quarterly Report on Form 10-Q and in the underlying documents, which are included as Exhibits 4.1, 4.2 and 10.12 through 10.19 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

We used approximately $51.6 million of the net proceeds of the offering of the Convertible Notes to pay the cost of the Convertible Note Hedge Transactions (after such cost was partially offset by the proceeds to us from the sale of Warrants).

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
3	4.1	Indenture, dated May 13, 2021, by and between LCI Industries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included in the Registrant’s Form 8-K filed on May 14, 2021).
4	4.2	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.1).
5	10.1
Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 10, 2021).

6	10.2	Third Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 7, 2021, by and among PGIM, Inc. and the noteholders party thereto, Lippert Components, Inc., LCI Industries and the other parties thereto (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on May 10, 2021).
7	10.3
Purchase Agreement, dated May 10, 2021, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 14, 2021).

8	10.4*	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on May 14, 2021).
9	10.5*	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on May 14, 2021).
10	10.6*	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on May 14, 2021).
11	10.7*	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed on May 14, 2021).
12	10.8*	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on May 14, 2021).
13	10.9*	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed on May 14, 2021).
14	10.10*	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed on May 14, 2021).
15	10.11*	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed on May 14, 2021).
16	10.12*	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed on May 14, 2021).
17	10.13*	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed on May 14, 2021).
18	10.14*	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed on May 14, 2021).
19	10.15*	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed on May 14, 2021).
20	10.16*	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed on May 14, 2021).

21	10.17*	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed on May 14, 2021).
22	10.18*	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 included in the Registrant’s Form 8-K filed on May 14, 2021).
23	10.19*	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant’s Form 8-K filed on May 14, 2021).
24	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a). Exhibit 31.1 is filed herewith.
25	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a). Exhibit 31.2 is filed herewith.
26	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.1 is filed herewith.
27	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code. Exhibit 32.2 is filed herewith.
28	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

29	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
August 4, 2021