Form 10-Q
period 2021-09-30
LCI INDUSTRIES
filed 2021-11-02
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 29, 2021) was 25,272,517 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands, except per share amounts)

Net sales	$1,165,309	$827,729	$3,259,287	$2,013,164
Cost of sales	913,728	606,290	2,508,318	1,504,378
Gross profit	251,581	221,439	750,969	508,786
Selling, general and administrative expenses	162,557	127,006	466,532	349,305
Operating profit	89,024	94,433	284,437	159,481
Interest expense, net	4,667	1,948	10,844	10,843
Income before income taxes	84,357	92,485	273,593	148,638
Provision for income taxes	20,956	24,138	68,183	38,891
Net income	$63,401	$68,347	$205,410	$109,747

Net income per common share:
Basic	$2.51	$2.72	$8.14	$4.37
Diluted	$2.49	$2.70	$8.10	$4.35

Weighted average common shares outstanding:
Basic	25,286	25,162	25,247	25,125
Diluted	25,417	25,313	25,371	25,220

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands)

Net income	$63,401	$68,347	$205,410	$109,747
Other comprehensive income (loss):
Net foreign currency translation adjustment	(1,793)	3,399	(3,875)	(102)
Actuarial gain on pension plans	—	—	933	6,299
Unrealized gain on fair value of derivative instruments	—	—	—	1,642
Total comprehensive income	$61,608	$71,746	$202,468	$117,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2021	2020
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$72,615	$51,821
Accounts receivable, net of allowances of $7,454 and $5,642 at September 30, 2021 and December 31, 2020, respectively	394,766	268,625
Inventories, net	790,651	493,899
Prepaid expenses and other current assets	102,434	55,456
Total current assets	1,360,466	869,801
Fixed assets, net	421,053	387,218
Goodwill	568,885	454,728
Other intangible assets, net	518,300	420,885
Operating lease right-of-use assets	164,142	104,179
Other assets	55,339	61,220
Total assets	$3,088,185	$2,298,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term indebtedness	$74,311	$17,831
Accounts payable, trade	297,347	184,931
Current portion of operating lease obligations	28,751	25,432
Accrued expenses and other current liabilities	283,722	188,200
Total current liabilities	684,131	416,394
Long-term indebtedness	1,012,078	720,418
Operating lease obligations	143,839	82,707
Deferred taxes	56,309	53,833
Other long-term liabilities	160,688	116,353
Total liabilities	2,057,045	1,389,705
Stockholders’ equity
Common stock, par value $.01 per share	284	282
Paid-in capital	213,271	227,407
Retained earnings	871,600	731,710
Accumulated other comprehensive income	4,147	7,089
Stockholders’ equity before treasury stock	1,089,302	966,488
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders’ equity	1,031,140	908,326
Total liabilities and stockholders’ equity	$3,088,185	$2,298,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
(In thousands)
Cash flows from operating activities:
Net income	$205,410	$109,747
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	80,211	73,366
Stock-based compensation expense	20,295	13,646
Other non-cash items	5,418	1,818
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(140,768)	(103,209)
Inventories, net	(253,031)	24,423
Prepaid expenses and other assets	(28,274)	(29,489)
Accounts payable, trade	97,071	68,379
Accrued expenses and other liabilities	25,961	53,806
Net cash flows provided by operating activities	12,293	212,487
Cash flows from investing activities:
Capital expenditures	(73,872)	(28,663)
Acquisitions of businesses, net of cash acquired	(154,544)	(94,909)
Other investing activities	11,544	3,972
Net cash flows used in investing activities	(216,872)	(119,600)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(8,258)	(4,807)
Proceeds from revolving credit facility	832,493	285,827
Repayments under revolving credit facility	(912,547)	(273,130)
Repayments under term loan and other borrowings	(13,375)	(15,385)
Proceeds from issuance of convertible notes	460,000	—
Purchases of convertible note hedge contracts	(100,142)	—
Proceeds from issuance of warrants concurrent with note hedge contracts	48,484	—
Payment of debt issuance costs	(11,955)	—
Payment of dividends	(64,425)	(51,535)
Payment of contingent consideration and holdbacks related to acquisitions	(8,061)	(9)
Other financing activities	1,972	(167)
Net cash flows provided by (used in) financing activities	224,186	(59,206)
Effect of exchange rate changes on cash and cash equivalents	1,187	(853)
Net increase in cash and cash equivalents	20,794	32,828
Cash and cash equivalents at beginning of period	51,821	35,359
Cash and cash equivalents cash at end of period	$72,615	$68,187
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,127	$12,743
Cash paid during the period for income taxes, net of refunds	$75,822	$16,457
Purchase of property and equipment in accrued expenses	$4,036	$2,588

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2019	$281	$212,485	$644,945	$1,123	$(58,162)	$800,672
Net income	—	—	28,214	—	—	28,214
Issuance of 87,833 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,518)	—	—	—	(4,517)
Stock-based compensation expense	—	3,295	—	—	—	3,295
Other comprehensive loss	—	—	—	(3,540)	—	(3,540)
Cash dividends ($0.65 per share)	—	—	(16,321)	—	—	(16,321)
Dividend equivalents on stock-based awards	—	297	(297)	—	—	—
Balance - March 31, 2020	282	211,559	656,541	(2,417)	(58,162)	807,803
Net income	—	—	13,186	—	—	13,186
Issuance of 16,251 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(99)	—	—	—	(99)
Stock-based compensation expense	—	4,109	—	—	—	4,109
Other comprehensive income	—	—	—	7,980	—	7,980
Cash dividends ($0.65 per share)	—	—	(16,349)	—	—	(16,349)
Dividend equivalents on stock-based awards	—	295	(295)	—	—	—
Balance - June 30, 2020	282	215,864	653,083	5,563	(58,162)	816,630
Net income	—	—	68,347	—	—	68,347
Issuance of 3,998 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(191)	—	—	—	(191)
Stock-based compensation expense	—	6,242	—	—	—	6,242
Other comprehensive income	—	—		3,399	—	3,399
Cash dividends ($0.75 per share)	—		(18,865)	—	—	(18,865)
Dividend equivalents on stock-based awards	—	342	(342)	—	—	—
Balance - September 30, 2020	$282	$222,257	$702,223	$8,962	$(58,162)	$875,562

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2020	$282	$227,407	$731,710	$7,089	$(58,162)	$908,326
Net income	—	—	74,120	—	—	74,120
Issuance of 97,086 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(7,768)	—	—	—	(7,767)
Stock-based compensation expense	—	7,436	—	—	—	7,436
Other comprehensive loss	—	—	—	(3,589)	—	(3,589)
Cash dividends ($0.75 per share)	—	—	(18,939)	—	—	(18,939)
Dividend equivalents on stock-based awards	—	325	(325)	—	—	—
Balance - March 31, 2021	283	227,400	786,566	3,500	(58,162)	959,587
Net income	—	—	67,889	—	—	67,889
Issuance of 16,324 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(159)	—	—	—	(158)
Stock-based compensation expense	—	6,423	—	—	—	6,423
Purchase of convertible note hedge contracts, net of tax	—	(75,750)	—	—	—	(75,750)
Issuance of warrants	—	48,484	—	—	—	48,484
Other comprehensive income	—	—	—	2,440	—	2,440
Cash dividends ($0.90 per share)	—	—	(22,739)	—	—	(22,739)
Dividend equivalents on stock-based awards	—	388	(388)	—	—	—
Balance - June 30, 2021	284	206,786	831,328	5,940	(58,162)	986,176
Net income	—	—	63,401	—	—	63,401
Issuance of 3,385 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(333)	—	—	—	(333)
Stock-based compensation expense	—	6,436	—	—	—	6,436
Other comprehensive loss	—	—	—	(1,793)	—	(1,793)
Cash dividends ($0.90 per share)	—	—	(22,747)	—	—	(22,747)
Dividend equivalents on stock-based awards	—	382	(382)	—	—	—
Balance - September 30, 2021	$284	$213,271	$871,600	$4,147	$(58,162)	$1,031,140

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At September 30, 2021, the Company operated over 100 manufacturing and distribution facilities located throughout North America, Europe, and Asia.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs, and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the coronavirus ("COVID-19") pandemic and related impacts. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal, but may be different in the remainder of 2021 and future years as a result of the COVID-19 pandemic and related impacts.

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

COVID-19 Update

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets. The COVID-19 pandemic had an adverse effect on the Company's financial results during the first half of 2020 due to

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
government-mandated plant shutdowns. The Company took a variety of actions during 2020 to help mitigate the adverse impacts, including temporary cost savings measures and delays and reductions in capital expenditures. Activity in most of the end markets the Company serves sequentially improved as 2020 progressed, and this trend has continued through the first nine months of 2021, especially in the RV and marine OEM markets and the Company's Aftermarket Segment. Management continues to closely monitor the impact of COVID-19 on all aspects of the business. The extent to which COVID-19 may impact the Company's liquidity, financial condition, and results of operations in the future remains uncertain.

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

Recently adopted accounting pronouncement

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The Company has chosen to early adopt ASU 2020-06 in 2021. This ASU had no retrospective changes but impacted how the convertible debt the Company issued in May 2021 was both recognized and disclosed.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Weighted average shares outstanding for basic earnings per share	25,286	25,162	25,247	25,125
Common stock equivalents pertaining to stock-based awards	131	151	124	95
Weighted average shares outstanding for diluted earnings per share	25,417	25,313	25,371	25,220

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	140	119	142	113
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method in accordance with ASU 2020-06. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. The average closing price of the Company's common stock for the three and nine months ended September 30, 2021 is used as the basis for determining the dilutive effect on earnings per share. The average price of the Company's common stock for each of the three and nine months ended September 30, 2021 was less than the conversion price of $165.65, and, therefore, all associated shares were antidilutive.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks ("the Counterparties") sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of common shares upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For periods where the Warrants' strike price of $259.84 per share is greater than the average share price of the Company's common stock for the period, the Warrants would be antidilutive. For each of the three and nine months ended September 30, 2021, the average share price was below the Warrant strike price, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

Exertis

In October 2021, the Company acquired certain business assets of Stampede Presentation Products, Inc. d/b/a Exertis (“Exertis”), a global distribution company, in exchange for $39.7 million, subject to customary adjustments related to working capital. The acquisition qualifies as a business combination for accounting purposes and will support the recent acquisition of Furrion Holdings Limited ("Furrion") by allowing the Company to provide logistics and warehousing to serve Furrion's North American customer base.

Acquisitions Completed During the Nine Months Ended September 30, 2021

Furrion

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with $31.3 million due on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. The deferred acquisition fixed payments are recorded at their respective discounted present values in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities and other long-term liabilities at September 30, 2021.

In 2019, the Company and Furrion agreed to terminate an exclusive distribution and supply agreement, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At the date of the Furrion acquisition in September 2021, the Company had a receivable balance of $35.0 million and Furrion had a corresponding payable balance. In direct connection with the acquisition negotiations, the receivable and payable were

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effectively settled in the acquisition and the receivable balance is included within the approximate $146.7 million of consideration transferred. No gain or loss was recognized in the effective settlement of the receivable.

The purchase price is subject to customary adjustments for cash, working capital, and indebtedness. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, in both the Company's OEM and Aftermarket Segments. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, leases, fixed assets, deferred taxes, uncertain tax positions, and the fair value of intangible assets. The current estimates for intangible assets are based on the Company's historical acquisitions and estimated projections for the acquired company. These estimates will be updated to the valuation when it is finalized within the measurement period (not to exceed 12 months from the acquisition date). The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$50,534
Effective settlement of receivable	34,956
Discounted value of fixed deferred consideration	61,191
Total fair value of consideration given	$146,681

Identifiable intangible assets	$95,000
Other assets acquired and liabilities assumed, net	5,811
Tax liabilities	(28,704)
Total fair value of net assets acquired	$72,107

Goodwill (not tax deductible)	$74,574

The Company incurred costs during the three and nine months ended September 30, 2021 related specifically to this acquisition of $0.8 million and $2.1 million, respectively, which are included in selling, general, and administrative expenses in the Condensed Consolidated Statement of Income.

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

Ranch Hand

In April 2021, the Company acquired 100 percent of the equity interests of Kaspar Ranch Hand Equipment, LLC ("Ranch Hand"), a manufacturer of custom bumpers, grill guards, and steps for the automotive aftermarket headquartered in Shiner, Texas. The purchase price was approximately $56.9 million, plus contingent consideration up to $3.0 million. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's Aftermarket Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including the fair value of intangible assets. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was preliminarily recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$56,857
Contingent consideration	3,000
Total fair value of consideration given	$59,857

Customer relationships	$24,200
Other identifiable intangible assets	9,100
Net tangible assets	16,923
Total fair value of net assets acquired	$50,223

Goodwill (tax deductible)	$9,634

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

Other Acquisitions in 2021

During the first nine months of 2021, the Company completed two other acquisitions totaling $17.8 million of cash purchase consideration, plus holdback payments of $2.1 million to be paid over the next two years and contingent consideration of up to $2.0 million. Holdback payments of $0.5 million were paid during the nine months ended September 30, 2021. The preliminary purchase price allocations resulted in $8.7 million of goodwill (tax deductible) and $7.8 million of acquired identifiable intangible assets.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accounting for these acquisitions is incomplete at September 30, 2021. The estimated fair values of assets acquired and liabilities assumed are based on preliminary allocations and will be finalized during the respective measurement periods, which will not exceed 12 months from the respective acquisition dates. As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions with Measurement Period Adjustments During the Nine Months Ended September 30, 2021

Veada

In December 2020, the Company acquired 100 percent of the outstanding capital stock of Veada Industries, Inc. ("Veada"), a manufacturer and distributor of boat seating and marine accessories based in New Paris, Indiana. The purchase price was $69.0 million, net of cash acquired, which included initial holdback payments of $12.2 million to be paid over the next two years. Holdback payments of $3.9 million were paid; these holdback payment requirements were reduced by $0.5 million during the nine months ended September 30, 2021 due to net working capital true-ups. The remaining holdback payments are recorded in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities ($6.0 million) and other long-term liabilities ($1.8 million) at September 30, 2021. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

During the nine months ended September 30, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to net working capital balances and assumptions and estimates related to the fair value of fixed assets and intangible assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

Challenger

In November 2020, the Company acquired substantially all of the business assets of Challenger Door, LLC ("Challenger"), a leading manufacturer and distributor of branded doors for the RV industry and products for specialty and cargo trailers, based in Nappanee, Indiana. The purchase price was $35.0 million, which included holdback payments of up to $4.5 million to be paid over the next two years. These holdback payment requirements were reduced by $1.7 million during the nine months ended September 30, 2021 due to net working capital true-ups. The remaining holdback payments are recorded in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities ($1.8 million) and other long-term liabilities ($1.0 million) at September 30, 2021. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company’s OEM Segment.

During the nine months ended September 30, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to net working capital balances and assumptions and estimates related to the fair value of fixed assets and intangible assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill

Goodwill by reportable segment was as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2020	$305,953	$148,775	$454,728
Acquisitions – 2021	74,059	35,194	109,253
Measurement period adjustments	9,456	(23)	9,433
Foreign currency translation	(4,539)	10	(4,529)
Net balance – September 30, 2021	$384,929	$183,956	$568,885
Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2021:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$450,736	$118,405	$332,331	6	to	17
Patents	109,195	51,517	57,678	3	to	20
Trade names (finite life)	125,012	16,284	108,728	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	12,064	4,890	7,174	3	to	6
Other	309	207	102	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$709,603	$191,303	$518,300

Other intangible assets consisted of the following at December 31, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$398,613	$95,443	$303,170	6	to	17
Patents	92,128	47,090	45,038	3	to	20
Trade names (finite life)	69,686	11,272	58,414	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,478	4,617	1,861	3	to	6
Other	309	194	115	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$579,501	$158,616	$420,885

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	September 30,	December 31,
(In thousands)	2021	2020
Raw materials	$590,194	$356,921
Work in process	46,646	24,189
Finished goods	153,811	112,789
Inventories, net	$790,651	$493,899

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,	December 31,
(In thousands)	2021	2020
Fixed assets, at cost	$825,415	$750,138
Less accumulated depreciation and amortization	404,362	362,920
Fixed assets, net	$421,053	$387,218

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
(In thousands)	2021	2020
Employee compensation and benefits	$95,870	$62,555
Deferred acquisition payments and contingent consideration*	53,637	16,627
Current portion of accrued warranty	30,436	32,451
Customer rebates	7,206	23,670
Other	96,573	52,897
Accrued expenses and other current liabilities	$283,722	$188,200
* Includes current portion of contingent consideration (Note 11) and deferred consideration and holdback payments related to acquisitions (Note 4).
Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company's (i) historical warranty costs, (ii) current trends, (iii) product mix, and (iv) sales. The following table provides a reconciliation of the activity related to the Company's accrued warranty, including both the current and long-term portions, for the nine months ended September 30:

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	2021	2020
Balance at beginning of period	$47,091	$47,167
Provision for warranty expense	18,798	14,443
Warranty liability from acquired businesses	5,611	—
Warranty costs paid	(22,054)	(16,568)
Balance at end of period	49,446	45,042
Less long-term portion	19,010	15,320
Current portion of accrued warranty at end of period	$30,436	$29,722
Warranty costs paid for the nine months ended September 30, 2021 include $3.0 million of payments related to a specific warranty issue known at the time of acquisition of CURT Acquisition Holdings, Inc. (with its subsidiaries, "CURT") in December 2019. These payments will be reimbursed to the Company by the sellers of CURT under the terms of the stock purchase agreement.

8.    PENSION PLANS

The acquisition of Polyplastic Group B.V. in January 2020 included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provide benefits based on years of service and average pay. The benefits earned by the employees are immediately vested. The Company funds the future obligations of the Dutch pension plans by purchasing an insurance contract from a large multi-national insurance company. Each year, the Company makes premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan assets with the assistance of an actuary using unobservable inputs (Level 3), which is determined as the present value of the accrued benefits guaranteed by the insurer. The components of net periodic pension cost for the Dutch pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net service cost	$(1,084)	$(859)	$(3,300)	$(2,484)
Interest cost	(163)	(259)	(495)	(745)
Expected return on plan assets	105	161	322	463
Administrative charges	(71)	(73)	(214)	(203)
Net periodic pension cost	$(1,213)	$(1,030)	$(3,687)	$(2,969)

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    LONG-TERM INDEBTEDNESS

Long-term indebtedness consisted of the following at:

	September 30,	December 31,
(In thousands)	2021	2020
Convertible Notes	$460,000	$—
Revolving Credit Loan	305,074	394,888
Term Loan	273,750	285,000
Shelf-Loan Facility	50,000	50,000
Other	9,324	9,652
Unamortized deferred financing fees	(11,759)	(1,291)
	1,086,389	738,249
Less current portion	(74,311)	(17,831)
Long-term indebtedness	$1,012,078	$720,418

Amended Credit Agreement

On December 14, 2018, the Company and certain of its subsidiaries refinanced its credit agreement with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 and now expires on December 14, 2023. The Amended Credit Agreement increased the revolving credit facility from $325.0 million to $600.0 million, and permits the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros ($160.1 million, or €138.0 million drawn at September 30, 2021).

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

On September 7, 2021, the Company and certain of its subsidiaries entered into an Amendment No. 3 of the Amended Credit Agreement with several banks, which modified provisions of the Amended Credit Agreement, to, among other things, permit the Company to acquire Furrion and to revise the benchmark replacement language relating to Eurocurrency borrowings.

Interest on borrowings under the revolving credit facility and incremental term loan are designated from time to time by the Company as either (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the Prime Rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.375 percent at September 30, 2021) depending on the Company’s total net leverage ratio, or (ii) the Adjusted LIBO Rate for a period equal to one, two, three, six, or twelve months (with the consent of each lender) as selected by the Company, plus additional interest ranging from 0.875 percent to 1.625 percent (1.375 percent at

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2021) depending on the Company’s total net leverage ratio. At September 30, 2021, the Company had $27.8 million in issued, but undrawn, standby letters of credit under the revolving credit facility. Availability under the Company’s revolving credit facility was $267.2 million at September 30, 2021.

Shelf-Loan Facility

On February 24, 2014, the Company and certain of its subsidiaries entered into a $150.0 million shelf-loan facility (as amended and restated, the “Shelf-Loan Facility”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates (“Prudential”). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes (“Series A Notes”) to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the “Series B Notes”) to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at September 30, 2021. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company and certain of its subsidiaries amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. The Shelf-Loan Facility expires on November 11, 2022.

On March 31, 2020, the Company and certain of its subsidiaries entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. On September 21, 2020, the Company and certain of its subsidiaries entered into a Second Amendment to the Shelf-Loan Facility to conform additional covenants to the Amended Credit Agreement. On May 7, 2021, the Company and certain of its subsidiaries entered into a Third Amendment to the Shelf-Loan Facility to permit the issuance of the Convertible Notes and permit the entry into the related Convertible Note Hedge Transactions and Warrant Transactions. On September 7, 2021, the Company and certain of its subsidiaries entered into a Fourth Amendment to the Shelf-Loan Facility to permit the Company to, among other things, acquire Furrion.

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

Convertible Notes

On May 13, 2021, the Company issued $460.0 million in aggregate principal amount of 1.125 percent convertible senior notes due 2026 in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $448.0 million after deducting the initial purchasers' discounts and offering expenses payable by the Company. The Convertible Notes bear interest at a coupon rate of 1.125 percent per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes will mature on May 15, 2026, unless earlier converted, redeemed, or repurchased, in accordance with their terms. No sinking fund is provided for the Convertible Notes. There are no registration rights associated with the Convertible Notes or the common stock issuable upon conversion of the Convertible Notes.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $478.4 million at September 30, 2021 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At September 30, 2021, the fair value of the Company's long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of the Company’s direct and indirect subsidiaries (including up to 65 percent of the equity interests of certain "controlled foreign corporations").

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2021, the Company was in compliance with all such requirements.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined in the Amended Credit Agreement and the Shelf-Loan Facility. This limitation did not impact the Company's ability to incur additional indebtedness under its revolving credit facility at September 30, 2021. The combined remaining availability

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under the revolving credit facility and the potential additional notes issuable under the Shelf-Loan Facility was $417.2 million at September 30, 2021. The Company believes the availability of $267.2 million under the revolving credit facility under the Amended Credit Agreement, along with its cash flows from operations, are adequate to finance the Company’s anticipated cash requirements for the next twelve months.

10.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The increase in lease costs for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily driven by capacity expansions and leases assumed in recent acquisitions. The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$11,280	$8,343	$31,695	$24,319
Short-term lease cost	1,247	475	3,122	1,744
Variable lease cost	923	553	2,354	1,700
Total lease cost	$13,450	$9,371	$37,171	$27,763

11.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain performance targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at September 30, 2021, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.3 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30, 2021:

(In thousands)
Balance at beginning of period	$4,609
Acquisitions	5,000
Payments	(3,183)
Accretion (a)	173
Fair value adjustments (a) (b)	394
Net foreign currency translation adjustment	(141)
Balance at end of the period (b)	6,852
Less current portion in accrued expenses and other current liabilities	(5,006)
Total long-term portion in other long-term liabilities	$1,846
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of September 30, 2021 were $8.4 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2021, would not be material to the Company’s financial position or results of operations.

12.    STOCKHOLDERS’ EQUITY

The following table summarizes information about shares of the Company's common stock at:

	September 30,	December 31,
(In thousands)	2021	2020
Common stock authorized	75,000	75,000
Common stock issued	28,360	28,243
Treasury stock	3,087	3,087
Common stock outstanding	25,273	25,156

The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2021 and December 31, 2020:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Third Quarter 2020	0.75	09/04/20	09/18/20	18,865
Fourth Quarter 2020	0.75	12/04/20	12/18/20	18,866
Total 2020	$2.80			$70,401

First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Third Quarter 2021	0.90	09/03/21	09/17/21	22,747
Total 2021	$2.55			$64,425

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred and Restricted Stock Units

The LCI Industries 2018 Omnibus Incentive Plan (the "2018 Plan") provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units ("DSUs"), and those with time-based vesting provisions, such as restricted stock units ("RSUs"), to directors, employees, and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant. DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. Transactions in DSUs and RSUs under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (the "2011 Plan") or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2020	335,087	$90.04
Issued	3,662	132.68
Granted	104,930	142.98
Dividend equivalents	5,547	129.82
Forfeited	(4,883)	115.05
Vested	(163,179)	87.63
Outstanding at September 30, 2021	281,164	$109.85

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2020	119,727	$89.92
Granted	40,102	143.54
Dividend equivalents	2,891	129.79
Forfeited	(1,053)	96.55
Vested	(12,593)	95.03
Outstanding at September 30, 2021	149,074	$104.01

Convertible Note Hedge Transactions

The Company paid an aggregate amount of $100.1 million to the Counterparties pursuant to the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $165.65, subject to customary anti-dilution adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilutive effect to the Company's common stock of the conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Convertible Notes which are converted, as the case may be, in the event the price per share of the Company's common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions meet the criteria in Accounting Standards Codification ("ASC") 815-40 to be classified within stockholders' equity, and therefore the Convertible Note Hedge Transactions are not revalued after their issuance.

The Convertible Notes and the Convertible Note Hedge Transactions will be integrated for tax purposes. The accounting impact of this tax treatment makes the Convertible Note Hedge Transactions deductible as original issue discount

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2021				December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 8)	$52,123	$—	$—	$52,123	$61,936	$—	$—	$61,936
Liabilities
Contingent consideration	$6,852	$—	$—	$6,852	$4,609	$—	$—	$4,609

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

The OEM Segment, which accounted for 81 percent and 77 percent of consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively, manufactures or distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes;

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and modular housing. Approximately 62 percent of the Company's OEM Segment net sales for the nine months ended September 30, 2021 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 19 percent and 23 percent of consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, and the sale of replacement glass and awnings to fulfill insurance claims.

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

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$586,830	$15,599	$602,429	$407,485	$9,565	$417,050
Motorhomes	39,679	23,580	63,259	29,707	14,734	44,441
Adjacent Industries OEMs	246,582	34,011	280,593	151,572	28,991	180,563
Total OEM Segment net sales	873,091	73,190	946,281	588,764	53,290	642,054
Aftermarket Segment:
Total Aftermarket Segment net sales	204,566	14,462	219,028	179,510	6,165	185,675
Total net sales	$1,077,657	$87,652	$1,165,309	$768,274	$59,455	$827,729

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,582,182	$50,877	$1,633,059	$916,144	$20,532	$936,676
Motorhomes	118,872	74,233	193,105	70,126	37,115	107,241
Adjacent Industries OEMs	690,759	110,262	801,021	406,727	91,579	498,306
Total OEM Segment net sales	2,391,813	235,372	2,627,185	1,392,997	149,226	1,542,223
Aftermarket Segment:
Total Aftermarket Segment net sales	585,973	46,129	632,102	455,799	15,142	470,941
Total net sales	$2,977,786	$281,501	$3,259,287	$1,848,796	$164,368	$2,013,164
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's operating profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Operating profit:
OEM Segment	$64,136	$65,533	$206,757	$110,485
Aftermarket Segment	24,888	28,900	77,680	48,996
Total operating profit	$89,024	$94,433	$284,437	$159,481

The following table presents the Company's revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$351,837	$253,182	$948,135	$586,985
Windows and doors	254,526	173,102	761,168	438,829
Furniture and mattresses	184,741	105,226	508,789	250,068
Axles and suspension solutions	68,120	42,708	184,092	103,450
Other	87,057	67,836	225,001	162,891
Total OEM Segment net sales	946,281	642,054	2,627,185	1,542,223
Total Aftermarket Segment net sales	219,028	185,675	632,102	470,941
Total net sales	$1,165,309	$827,729	$3,259,287	$2,013,164

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2021, we operated over 100 manufacturing and distribution facilities located throughout the United States and in Canada, Germany, Ireland, Italy, the Netherlands, and the United Kingdom. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of leisure and mobile transportation industries. Approximately 62 percent of our OEM Segment net sales for the twelve months ended September 30, 2021 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Electric and manual entry steps
● Axles and suspension solutions	● Awnings and awning accessories
● Slide-out mechanisms and solutions	● Electronic components
● Thermoformed bath, kitchen, and other products	● Appliances
● Vinyl, aluminum, and frameless windows	● Air conditioners
● Manual, electric, and hydraulic stabilizer and leveling systems	● Televisions and sound systems
● Entry, luggage, patio, and ramp doors	● Other accessories
● Furniture and mattresses
The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims.

Most industries where we sell products or where our products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national and regional economic conditions, consumer confidence on retail sales of RVs and other products for which we sell our components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends may be different than in prior years, particularly as a result of the COVID-19 pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing these Aftermarket Segment sales to be counter-seasonal, but this may be different in the remainder of 2021 and future years as a result of the COVID-19 pandemic and related impacts.

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

Activity in most of the end markets we serve sequentially improved as 2020 progressed, and this trend has continued through the first nine months of 2021, especially in the RV and marine OEM markets and our Aftermarket Segment. With RV retail demand at record levels through the first nine months of 2021, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages. We continue to focus on our culture and leadership development programs to focus on team member retention and regularly hold hiring events, with COVID-19 safety measures, to fill open positions. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity, and may need to seek additional financing, though such additional financing may not be available on terms favorable to us, or at all. See "Liquidity and Capital Resources" below for further discussion.

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
The annual sales cycle for the RV industry generally starts in October after the "Open House" in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Due to the COVID-19 pandemic, the 2021 and 2020 Open Houses were canceled. The seasonality of the RV industry has been, and will likely continue to be, impacted by the COVID-19 pandemic, and the timing of a return to historical seasonality is not possible to predict at this time.
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first nine months of 2021, our primary RV market, increased 51 percent to 401,000 units, compared to the first nine months of 2020, primarily due to increased retail demand and dealers rebuilding inventory levels. Retail demand for travel trailer and fifth-wheel RVs increased 15 percent in the first nine months of 2021 compared to the same period in 2020. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2021	136,000	24%	126,300	(21)%	9,700
Quarter ended June 30, 2021	133,800	100%	180,200	36%	(46,400)
Quarter ended March 31, 2021	131,200	49%	114,400	52%	16,800
Quarter ended December 31, 2020	115,200	38%	89,400	41%	25,800
Twelve months ended September 30, 2021	516,200	48%	510,300	19%	5,900

Quarter ended September 30, 2020	110,100	37%	159,100	35%	(49,000)
Quarter ended June 30, 2020	66,800	(34)%	132,500	(5)%	(65,700)
Quarter ended March 31, 2020	88,000	4%	75,100	(3)%	12,900
Quarter ended December 31, 2019	83,300	(8)%	63,600	(6)%	19,700
Twelve months ended September 30, 2020	348,200	(2)%	430,300	7%	(82,100)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2021 increased 51 percent to 42,800 units compared to the first nine months of 2020, primarily due to OEM plant shutdowns in response to COVID-19 in the 2020 period. Retail demand for motorhome RVs increased 4 percent year-over-year in the first nine months of 2021, compared to a 2 percent year-over-year decrease in retail demand in the same period of 2020.

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

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels, including dealerships, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product technical and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimized. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this may be different in the remainder of 2021 and future years as a result of the COVID-19 pandemic and related impacts.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the third quarter of 2021 were $1.2 billion, 41 percent higher than consolidated net sales for the same period of 2020 of $827.7 million. The increase was primarily driven by record RV retail demand and strong Aftermarket Segment sales growth. Net sales from acquisitions completed in 2020 and the first nine months

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
of 2021, primarily Furrion Holdings Limited ("Furrion"), Veada Industries, Inc. and Challenger Door, LLC, contributed approximately $78.5 million in the third quarter of 2021.
•Net income for the third quarter of 2021 was $63.4 million, or $2.49 per diluted share, compared to net income of $68.3 million, or $2.70 per diluted share, for the same period of 2020.
•Consolidated operating profit during the third quarter of 2021 was $89.0 million compared to $94.4 million in the same period of 2020. Operating profit margin was 7.6 percent in the third quarter of 2021 compared to 11.4 percent in the same period of 2020. The decline is primarily a result of increased raw material, labor, and freight costs.
•The cost of aluminum and steel used in certain of our manufactured components increased in the third quarter of 2021 compared to the same period of 2020. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The effective tax rate of 24.9 percent for the nine months ended September 30, 2021 was lower than the comparable prior year period of 26.2 percent, primarily due to the reduced rate impact of permanent tax differences with the growth in income before income taxes and an increase in the excess tax benefit related to the vesting of equity-based compensation awards and investments in life insurance contracts, as discussed below under "Income Taxes."
•In March, June, and September 2021, we paid a quarterly dividend of $0.75, $0.90, and $0.90 per share, aggregating to $18.9 million, $22.7 million, and $22.7 million respectively.

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2021 increased $304.2 million, compared to the same period of 2020. Net sales of components to the following OEMs markets for the three months ended September 30 were:

(In thousands)	2021	2020	Change
RV OEMs:
Travel trailers and fifth-wheels	$602,429	$417,050	44%
Motorhomes	63,259	44,441	42%
Adjacent Industries OEMs	280,593	180,563	55%
Total OEM Segment net sales	$946,281	$642,054	47%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30 were:

	2021	2020	Change
Travel trailer and fifth-wheel RVs	136,200	110,100	24%
Motorhomes	13,300	11,300	18%

In order to enhance comparability, our calculations of content in the OEM Segment discussion that follows were adjusted to remove the Company's sales of Furrion products from periods prior to the termination of the Company's distribution and supply agreement with Furrion at the end of 2019.

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

Content per:	2021	2020	Change
Travel trailer and fifth-wheel RV	$3,786	$3,428	10%
Motorhome	$2,732	$2,399	14%

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the third quarter of 2021 was primarily driven by a recovery in RV retail demand beginning later in the second quarter of 2020 and continuing through the third quarter of 2021. The net sales increase further benefited from content gains and price increases during the third quarter of 2021.

Our increase in net sales to OEMs in Adjacent Industries during the third quarter of 2021 was driven by acquisitions and a recovery in retail demand for the marine industry and other adjacent markets beginning later in the second quarter of 2020 and continuing through the third quarter of 2021.

Operating profit of the OEM Segment was $64.1 million in the third quarter of 2021, a decrease of $1.4 million compared to the same period of 2020. The operating profit margin of the OEM Segment in the third quarter of 2021 decreased to 6.8 percent compared to 10.2 percent for the same period of 2020 and the operating profit margin was negatively impacted by:
•Increases in material commodity pricing and production supplies, which negatively impacted operating profit by $98.3 million, primarily related to increased steel and aluminum costs.
•Increases in production labor costs due to higher production volumes and a tight labor market, which reduced operating profit by $15.7 million.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $5.7 million.
Partially offset by:
•Selling prices contractually tied to indexes of select commodities increased, resulting in an increase in operating profit of $52.5 million compared to the same period of 2020.
•Pricing changes to targeted products, resulting in an increase in operating profit of $31.4 million compared to the same period of 2020.
•Leveraging of fixed costs over a larger sales base, which increased operating profit by $11.5 million related to fixed selling, general, and administrative costs and $5.4 million related to fixed overhead costs.
Amortization expense on intangible assets for the OEM Segment was $8.6 million in the third quarter of 2021, compared to $6.9 million in the same period in 2020. Depreciation expense on fixed assets for the OEM Segment was $12.8 million in the third quarter of 2021, compared to $11.9 million in the same period of 2020.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2021 increased 70 percent, or $1.1 billion, compared to the first nine months of 2020. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2021	2020	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,633,059	$936,676	74%
Motorhomes	193,105	107,241	80%
Adjacent Industries OEMs	801,021	498,306	61%
Total OEM Segment net sales	$2,627,185	$1,542,223	70%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30, were:

	2021	2020	Change
Travel trailer and fifth-wheel RVs	401,000	264,800	51%
Motorhomes	42,400	28,300	50%

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first nine months of 2021 was primarily driven by a recovery in RV retail demand beginning later in the first nine months of 2020 and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
continuing through the first nine months of 2021. The net sales increase further benefited from content gains during the first nine months of 2021.

Our increase in net sales to OEMs in Adjacent Industries during the first nine months of 2021 was driven by acquisitions and a recovery in retail demand for the marine industry and other adjacent markets beginning later in the first nine months of 2020 and continuing through the first nine months of 2021. We continue to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $206.8 million in the first nine months of 2021, an increase of $96.3 million compared to the same period of 2020. The operating profit margin of the OEM Segment in the first nine months of 2021 increased to 7.9 percent compared to 7.2 percent for the same period of 2020 and the operating profit margin was positively impacted by:
•Leveraging of fixed costs over a larger sales base, partially related to COVID-19 shutdowns in 2020, which increased operating profit by $72.2 million related to fixed selling, general, and administrative costs and $36.0 million related to fixed overhead costs.
•Selling prices contractually tied to indexes of select commodities increased, resulting in an increase in operating profit of $69.9 million compared to the same period of 2020.
•Pricing changes to targeted products, resulting in an increase in operating profit of $51.3 million compared to the same period of 2020.
Partially offset by:
•Increases in material commodity pricing, which negatively impacted operating profit by $165.8 million, primarily related to increased steel and aluminum costs.
•Increases in direct labor costs due to higher production volumes and a tight labor market, which reduced operating profit by $28.6 million.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $12.7 million.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2021 increased 18 percent, or $33.4 million, compared to the same period of 2020. Net sales of components in the Aftermarket Segment were as follows for the three months ended September 30:

(In thousands)	2021	2020	Change
Total Aftermarket Segment net sales	$219,028	$185,675	18%

Our net sales to the Aftermarket Segment increased during the third quarter of 2021, primarily due to increased consumer demand in the outdoor recreational and transportation market and our distributor customers rebuilding their inventory levels.

Operating profit of the Aftermarket Segment was $24.9 million in the third quarter of 2021, a decrease of $4.0 million compared to the same period of 2020. The operating profit margin of the Aftermarket Segment was 11.4 percent in the third quarter of 2021, compared to 15.6 percent in the same period in 2020, and the operating profit margin was negatively impacted by:
•Increases in material commodity pricing and production supplies, which negatively impacted operating profit by $9.9 million, primarily related to increased steel and aluminum costs.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $3.9 million.
•Increases in direct labor costs due to higher production volumes and a tight labor market, which reduced operating profit by $1.8 million.
•Additional amortization related to long-lived assets from recent acquisitions, which reduced operating profit by $1.0 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Partially offset by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $9.8 million compared to the same period of 2020.
Amortization expense on intangible assets for the Aftermarket Segment was $3.9 million in the third quarter of 2021, compared to $2.9 million in the same period of 2020. Depreciation expense on fixed assets for the Aftermarket Segment was $3.7 million in the third quarter of 2021, compared to $2.9 million in the same period of 2020.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2021 increased 34 percent, or $161.2 million, compared to the same period of 2020. Net sales of components in the Aftermarket Segment were as follows for the nine months ended September 30:

(In thousands)	2021	2020	Change
Total Aftermarket Segment net sales	$632,102	$470,941	34%

Our net sales to the Aftermarket Segment increased during the first nine months of 2021 primarily due to organic growth of $135.8 million and sales from acquisitions of $25.4 million.
Operating profit of the Aftermarket Segment was $77.7 million in the first nine months of 2021, an increase of $28.7 million compared to the same period of 2020, primarily due to sales from organic growth, and the impact of COVID-19 in 2020. The operating profit margin of the Aftermarket Segment was 12.3 percent in the first nine months of 2021, compared to 10.4 percent in the same period in 2020, and the operating profit margin was positively impacted by:
•Leveraging of fixed costs over a larger sales base, partially related to COVID-19 shutdowns in 2020, which increased operating profit by $16.8 million related to fixed selling, general, and administrative costs and $10.0 million related to fixed overhead costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $17.5 million compared to the same period of 2020.
•The recognition of higher cost of sales during the first nine months of 2020 due to the inventory fair value step-up for CURT of $7.3 million.
Partially offset by:
•Increases in material commodity pricing and production supplies, which negatively impacted operating profit by $21.4 million, primarily related to increased steel and aluminum costs.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $13.7 million.
•Increases in direct labor costs due to higher production volumes and a tight labor market, which reduced operating profit by $4.4 million.

Income Taxes

The effective tax rates for the nine months ended September 30, 2021 and 2020 were 24.9 percent and 26.2 percent, respectively. The effective tax rate for the nine months ended September 30, 2021 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The decrease in the effective tax rate for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the decreased rate impact of permanent tax differences with the growth in income before income taxes and an increase in the excess tax benefit related to the vesting of equity-based compensation awards and investments in life insurance contracts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of September 30, 2021, we had $72.6 million in cash and cash equivalents, and $267.2 million of availability under our revolving credit facility under the Amended Credit Agreement (as defined in Note 9 of the Notes to Condensed

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Consolidated Financial Statements). Additionally, we have the ability to request up to $150.0 million in additional Senior Promissory Notes be purchased by Prudential under our Shelf-Loan Facility (each as defined in Note 9 of the Notes to Condensed Consolidated Financial Statements), subject to Prudential's approval. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. As discussed above under "COVID-19 Update," with RV retail demand at record levels through the first nine months of 2021, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages, and have expanded our production capacity. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all.
We believe the availability under the revolving credit facility under the Amended Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2021	2020
Net cash flows provided by operating activities	$12,293	$212,487
Net cash flows used in investing activities	(216,872)	(119,600)
Net cash flows provided by (used in) financing activities	224,186	(59,206)
Effect of exchange rate changes on cash and cash equivalents	1,187	(853)
Net increase in cash and cash equivalents	$20,794	$32,828

Cash Flows from Operations
Net cash flows provided by operating activities were $12.3 million in the first nine months of 2021, compared to $212.5 million in the first nine months of 2020. The decrease in net cash flows provided by operating activities was primarily due to changes in net assets and liabilities, net of acquisitions of businesses, which generated $313.0 million less cash than in the first nine months of 2020. During the first nine months of 2021, in an effort to address challenges with supply chain constraints, rising material costs, and a tightened labor market, we strategically managed working capital, including intentionally building up levels of certain inventory items and expanding production capacity. As a result, increases in inventory and receivables related to increased wholesale RV demand were the primary uses of cash generated from net assets. The decrease was partially offset by a $112.8 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, and other non-cash items.
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
Depreciation and amortization was $80.2 million in the first nine months of 2021, and is expected to be approximately $110 to $120 million for the full year 2021. Non-cash stock-based compensation expense in the first nine months of 2021 was $20.3 million. Non-cash stock-based compensation expense is expected to be approximately $25 to $30 million for the full year 2021.

Cash Flows from Investing Activities
Cash flows used in investing activities of $216.9 million in the first nine months of 2021 were primarily comprised of $154.5 million for the acquisitions of businesses, net of cash acquired, and $73.9 million for capital expenditures. Cash flows

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
used in investing activities of $119.6 million in the first nine months of 2020 were primarily comprised of $94.9 million for the acquisitions of businesses, net of cash acquired, and $28.7 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth, and during the first nine months of 2021 have included capacity expansions to meet elevated demand. Over the long term, based on our historical capital expenditures, the replacement portion of capital expenditures has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact actual spending compared to these historical averages. We estimate full year 2021 capital expenditures of $130 to $150 million, including capacity expansions to meet elevated demand, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
Capital expenditures and acquisitions in the first nine months of 2021 were funded by cash from operations, borrowings under our credit agreement, and net proceeds from the issuance of our 1.125 percent convertible senior notes due 2026 (the "Convertible Notes"). Capital expenditures and acquisitions in the remainder of fiscal year 2021 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows provided by financing activities of $224.2 million in the first nine months of 2021 were primarily comprised of proceeds from the issuance of the Convertible Notes and warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"), net of debt issuance costs, and from the privately negotiated call option contracts on the Company's common stock (the "Convertible Note Hedge Transactions") of $396.6 million, partially offset by $80.1 million in net repayments under our revolving credit facility, payments of quarterly dividends of $64.4 million, repayments of $13.4 million under the term loan and other borrowings, and cash outflows of $8.3 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
On May 13, 2021, we issued $460.0 million in aggregate principal amount of the Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to us of approximately $448.0 million after deducting initial purchasers' discounts and offering expenses payable by us on the Convertible Notes. In connection with the issuance of the Convertible Notes, we entered into the Convertible Note Hedge Transactions and Warrant Transactions. We used approximately $51.6 million of the net proceeds of the offering of the Convertible Notes to pay the $100.1 million cost of the Convertible Note Hedge Transactions (after such cost was partially offset by the $48.5 million of proceeds from the Warrant Transactions). The remainder of the net proceeds from the Convertible Notes were used to repay outstanding borrowings under our revolving credit facility, and for general corporate purposes. See Note 9 and Note 12 to the Notes to Condensed Consolidated Financial Statements for further description of these transactions.
Cash flows used in financing activities of $59.2 million in the first nine months of 2020 were primarily comprised of payments of quarterly dividends of $51.5 million, repayments of $15.4 million under our term loan and other borrowings, and cash outflows of $4.8 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes, partially offset by $12.7 million of net borrowings under our revolving credit facility.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, we will pay additional cash consideration. We have recorded a $6.9 million liability for the aggregate fair value of these expected contingent consideration liabilities at September 30, 2021. For further information, see Note 11 of the Notes to Condensed Consolidated Financial Statements.
The Amended Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2021, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In October 2018, our Board of Directors authorized a stock repurchase program. No shares were repurchased in the first nine months of 2021. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to our dividend program.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, rather than being directly affected by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to increase. We did not experience any significant increases in our labor costs in the first nine months of 2021 related to inflation. The increase in labor costs experienced in the first nine months of 2021 was primarily driven by increased overtime and temporary staffing due to a tight labor market.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a ten percent increase of the weighted-average interest rate on our borrowings as of September 30, 2021), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at September 30, 2021 and December 31, 2020.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We began implementation of a new enterprise resource planning (“ERP”) system in late 2013. The roll-out plan is continually evaluated in the context of priorities for the business and may change as the needs of the business dictate. We anticipate enhancements to controls due to both the installation of the new ERP system and business process changes resulting therefrom.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2021, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 26, 2021, except that the following risk factors are added or updated:

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

The raw materials and components used in the manufacture of Furrion products are provided by a small group of suppliers that are principally located in China. If those raw materials or components become unavailable or their supply is interrupted or delayed, we may not be able to identify alternative sources in a timely or cost-effective manner, or at all. Further as a result of our acquisition of Furrion, the portion of our raw materials and components that are exported from their country of origin will increase, which could heighten the risks set forth in the immediately preceding paragraph, including in particular increased tariffs or import duties.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There has been no activity with respect to our stock repurchase program during the nine months ended September 30, 2021. At September 30, 2021, we had $121.3 million remaining in the current share repurchase authorization. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 26, 2021 for further information on the program.

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
Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4	10.2	Fourth Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of September 7, 2021, by and among PGIM, Inc. and the noteholders party thereto, Lippert Components, Inc., LCI Industries and the other parties thereto.
5	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
6	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
7	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
8	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
9	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

10	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
November 2, 2021