Form 10-K
period 2021-12-31
LCI INDUSTRIES
filed 2022-02-25
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,406,686,589. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 18, 2022), was 25,281,956 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 19, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" with respect to our financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company’s common stock, the impact of legal proceedings, and other matters. Statements in this Form 10-K that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, and industry trends, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, the impacts of COVID-19, or other future pandemics, on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission ("SEC"). Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

INDUSTRY AND MARKET DATA

Certain market and industry data and forecasts included in this report were obtained from independent market research, industry publications and surveys, governmental agencies and publicly available information. Industry surveys, publications and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We believe the data from such third-party sources to be reliable. However, we have not independently verified any of such data and cannot guarantee its accuracy or completeness. Similarly, internal market research and industry forecasts, which we believe to be reliable based upon our management’s knowledge of the market and the industry, have not been verified by any independent sources. While we are not aware of any misstatements regarding the market or industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings "Special Note Regarding Forward-Looking Statements," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

LCI INDUSTRIES

PART I

Item 1.    BUSINESS.

Summary
LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," the "Registrant," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI" or "Lippert"), supplies, domestically and internationally, a broad array of highly engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers.

Our products include steel chassis and related components; axles and suspension solutions; slide-out mechanisms and solutions; thermoformed bath, kitchen, and other products; vinyl, aluminum, and frameless windows; manual, electric, and hydraulic stabilizer and leveling systems; entry, luggage, patio, and ramp doors; furniture and mattresses; electric and manual entry steps; awnings and awning accessories; towing products; truck accessories; electronic components; appliances; air conditioners; televisions and sound systems; and other accessories.
We have two reportable segments: the original equipment manufacturers segment (the "OEM Segment") and the aftermarket segment (the "Aftermarket Segment").
We are focused on profitable growth and margin stability in our industries, both organic and through acquisitions. In order to support this growth, over the past several years we have expanded our geographic market and product lines, and integrated manufacturing, distribution, and administrative functions. At December 31, 2021, we operated over 120 manufacturing and distribution facilities located throughout North America and Europe, and reported consolidated net sales of $4.5 billion for the year ended December 31, 2021.
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

Recent Developments

COVID-19 Pandemic

The coronavirus ("COVID-19") pandemic has caused significant uncertainty and disruption in the global economy and financial markets. We continue to closely monitor the impact of COVID-19 on all aspects of our business. For risks relating to the COVID-19 pandemic, see Item 1A. "Risk Factors" in Part I of this Report and for details on the impact of COVID-19 on the Company, see the section under the heading "Impact of COVID-19" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

Sales and Profits

Consolidated net sales for the year ended December 31, 2021 were $4.5 billion, an increase of 60 percent from the consolidated net sales for the year ended December 31, 2020 of $2.8 billion. The increase in year-over-year net sales was primarily driven by record RV retail demand, the impact of acquisitions, and organic growth in the Aftermarket Segment. We believe the increased RV retail demand was partially driven by consumers seeking COVID-19-related alternative vacation options that avoid large gatherings and allow for social distancing. The increase in year-over-year net sales was also positively impacted by continued growth in our adjacent industries OEM, aftermarket, and international markets, all of which saw rebounds in demand following the initial COVID-19 shutdowns in 2020. Net sales from acquisitions completed in 2021 and 2020 contributed approximately $269.9 million to net sales in 2021.
Net income for the full-year 2021 was $287.7 million, or $11.32 per diluted share, compared to net income of $158.4 million, or $6.27 per diluted share, in 2020.

In Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we describe in detail the change in our sales and profits during 2021.

Customer Concentrations

Thor Industries, Inc. ("Thor"), a customer of both segments, accounted for 23 percent, 21 percent, and 27 percent of our consolidated net sales for the years ended December 31, 2021, 2020, and 2019, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 20 percent, 19 percent, and 21 percent of our consolidated net sales for the years ended December 31, 2021, 2020, and 2019, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2021, 2020, and 2019. Accounts receivable from Berkshire Hathaway Inc. accounted for 14 percent of consolidated accounts receivable, net at December 31, 2021. No other customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2021 and 2020. International sales and export sales represented approximately eight percent, eight percent, and six percent of consolidated net sales in 2021, 2020, and 2019, respectively.

Acquisitions

During 2021, we completed six acquisitions:

In October 2021, the Company acquired certain business assets of Stampede Presentation Products, Inc. d/b/a Exertis ("Exertis"), a global distribution company, in exchange for $39.7 million. The acquisition qualifies as a business combination for accounting purposes and supports the recent acquisition of Furrion Holdings Limited ("Furrion") by allowing the Company to provide logistics and warehousing to serve Furrion's North American customer base.

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with fixed payments of $31.3 million due on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. At the date of the Furrion acquisition in September 2021, the Company had a receivable balance of $35.0 million and Furrion had a corresponding payable balance. In direct connection with the acquisition negotiations, the receivable and payable were effectively settled in the acquisition and the receivable balance is included within the approximate $146.7 million of consideration transferred. Net sales for Furrion were approximately $197 million for the twelve months preceding the acquisition.

In April 2021, the Company acquired 100 percent of the equity interests of Schaudt GmbH Elektrotechnik & Apparatebau ("Schaudt"), a leading supplier of electronic controls and energy management systems for the European caravan industry located in Markdorf, Germany. The purchase price was approximately $29.4 million. Net sales for Schaudt were approximately $25 million for the twelve months preceding the acquisition.

In April 2021, the Company acquired 100 percent of the equity interests of Kaspar Ranch Hand Equipment, LLC ("Ranch Hand"), a manufacturer of custom bumpers, grill guards, and steps for the automotive aftermarket headquartered in Shiner, Texas. The purchase price was approximately $56.9 million, plus contingent consideration up to $3.0 million. Net sales for Ranch Hand were approximately $49 million for the twelve months preceding the acquisition.

During the year ended December 31, 2021, the Company completed two other acquisitions totaling $17.8 million of cash purchase consideration, plus holdback payments of $2.1 million to be paid over the next two years and contingent consideration of up to $2.0 million. Holdback payments of $0.6 million were paid during the year ended December 31, 2021. Net sales for these acquisitions were approximately $23 million for the twelve months preceding the acquisitions.

Diversification Strategy

The Company is executing a strategic initiative to diversify the markets it serves away from the historical concentration within the North American RV OEM industry. Approximately 47 percent of net sales for the year ended December 31, 2021 were generated outside of the North American RV OEM market compared to 50 percent in 2020. The percentage of net sales generated outside of the North American RV OEM market in 2021 declined compared to the 2020 percentage due to record demand in the North American RV OEM market, which more than offset our diversification efforts.

Other Developments

In August 2019, the Company and Furrion agreed to terminate their exclusive distribution and supply agreement effective December 31, 2019, and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion agreed to purchase from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. Net sales of Furrion products were $100.4 million to the OEM Segment and $29.0 million to the Aftermarket Segment in 2019. These sales were not recurring in 2020 following the termination of the agreement. As noted above, the Company acquired Furrion in September 2021. The previously outstanding receivable related to the termination of the previous distribution and supply agreement was settled at the acquisition date.

OEM Segment

Through our wholly-owned subsidiaries, we manufacture and distribute a broad array of highly engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing.

In 2021, the OEM Segment represented 81 percent of our consolidated net sales and 76 percent of consolidated segment operating profit. Approximately 63 percent of our OEM Segment net sales in 2021 were from products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers, and truck campers).

Raw materials used by our OEM Segment, consisting primarily of steel (coil, sheet, tube, and I-beam), extruded aluminum, glass, wood, fabric, and foam, are available from a number of sources, both domestic and foreign.

Operations of our OEM Segment consist primarily of fabricating, welding, thermoforming, painting, sewing, and assembling components into finished products. Our OEM Segment operations are conducted at manufacturing and distribution facilities throughout North America and Europe, strategically located in proximity to the customers they serve. See Item 2. "Properties."

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
OEM Segment net sales to adjacent industries increased 58 percent from $688.2 million in 2020 to $1.1 billion in 2021, and was 30 percent and 32 percent of total OEM Segment net sales in 2021 and 2020, respectively. Within adjacent industries, domestic and international OEM marine net sales totaled $441.1 million in 2021, an increase of $221.0 million compared to 2020.

Our market share for our products in adjacent industries cannot be readily determined; however, we continue to make investments in acquisitions, people, technology, and equipment and we are committed to expanding our presence in these industries.

Detailed narrative information about the results of operations of the OEM Segment is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this may be different in future years as a result of the COVID-19 pandemic and related impacts.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

Aftermarket Segment net sales increased 32 percent from $628.3 million in 2020 to $829.1 million in 2021. Sales from CURT products, which we acquired in December 2019, accounted for approximately half of our Aftermarket Segment net sales in each of 2020 and 2021. CURT is a leading manufacturer and distributor of branded towing products and truck accessories and sells products to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe compliments the OEM markets we serve. We continue to make investments in people and technology to grow the Aftermarket Segment and we are committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

Our sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of our products, innovation, price, customer service, and customer satisfaction. Our annual marketing and advertising expenditures were $17.4 million, $10.4 million, and $6.4 million, in 2021, 2020, and 2019, respectively, reflecting increased expenditures related to our strategic decision to increase our sales to the aftermarket and adjacent industries, as well as expand into international markets.

We have several supply agreements or other arrangements with certain of our customers that provide for prices of various products to be fixed for periods generally not in excess of eighteen months; however, in certain cases we have the right to renegotiate the prices on sixty-days' notice. We have agreements with certain customers that index their pricing to select commodities. Both the OEM Segment and the Aftermarket Segment typically ship products on average within one to two weeks of receipt of orders from their customers and, as a result, neither segment has any significant backlog.

Capacity

At December 31, 2021, we operated over 120 manufacturing and distribution facilities across North America and Europe. For most products, we have the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. We believe we have adequate capacity to meet projected demand. Capital expenditures for 2021 were $99 million, which included normal replacement expenditures along with over $20 million in automation investments and approximately $20 million in capacity investments for operational improvements.

Seasonality

Most industries where we sell products or where our products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs and other products for which we sell our components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends have been, and may in the future be, different than in prior years, particularly as a result of the COVID-19 pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing these Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and related impacts.

International

Over the past several years, we have been gradually growing international sales, primarily in Europe and Australia. International and export sales represented approximately eight percent, eight percent, and six percent of consolidated net sales in 2021, 2020, and 2019, respectively. We continue to focus on developing products tailored for international recreation and transportation markets. We participate in the largest caravan shows in Europe and have been receiving positive feedback on our products. Recently, some of the product innovations we developed for European markets have been gaining popularity in the United States as well. Our international business development team works with customers and prospects in Australia, Europe, and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping introduce our existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. We target the same international product markets that we supply to in the United States, including RV, adjacent industries such as marine, cargo trailers, and high-speed trains, and the related aftermarkets. Our largest domestic customer, Thor, established a presence in the European caravan market through their 2019 acquisition of Erwin Hymer Group, which has provided additional business opportunities for us in Europe. We estimate the addressable market for annual net sales of our products outside of North America to be over $1 billion. Financial information relating to certain of our international acquisitions is included in Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Intellectual Property

We hold approximately 540 United States and foreign patents and have approximately 200 patent applications pending that relate to various products we sell. We have also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

From time to time, we have received notices or claims we may be infringing certain patent or other intellectual property rights of others, and we have given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. We believe our patents are valuable and we vigorously protect our patents when appropriate.

Research and Development

We strive to be an industry leader in product innovation and are focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $17 million, $13 million, and $14 million in 2021, 2020, and 2019, respectively.

Regulatory Matters

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products in the United States. Sales and manufacturing operations outside the United States are subject to similar regulations.

Rules promulgated under the Transportation Recall Enhancement, Accountability and Documentation Act require manufacturers of motor vehicles and certain motor vehicle related equipment to regularly make reports and submit documents and certain historical data to the National Highway Traffic Safety Administration ("NHTSA") of the United States Department

of Transportation ("DOT") to enhance motor vehicle safety, and to respond to requests for information relating to specific complaints or incidents.

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles and equipment must comply with Federal Motor Vehicle Safety Standards ("FMVSS") promulgated by NHTSA relating to lighting, braking, wheels, tires and other vehicle systems.

Windows and doors produced by the Company for the RV industry must comply with regulations promulgated by NHTSA governing safety glass performance, egress ability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation. Windows produced by the Company for buses also must comply with FMVSS promulgated by NHTSA.

Upholstered products and mattresses produced by the Company for RVs and buses must comply with FMVSS promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for RVs must comply with regulations promulgated by the Consumer Product Safety Commission regarding flammability, as well as standards for toxic chemical levels and labeling requirements promulgated by the California Office of Environmental Health Hazard Assessment. Plywood, particleboard and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the Recreation Vehicle Industry Association "RVIA".

Windows and entry doors produced by the Company for manufactured homes must comply with performance and construction regulations promulgated by the U.S. Department of Housing and Urban Development ("HUD") and by the American Architectural Manufacturers Association relating to air and water infiltration, structural integrity, thermal performance, emergency exit conformance, and hurricane resistance. Certain of the Company’s products must also comply with the International Code Council standards, such as the IRC (International Residential Code), the IBC (International Building Code), and the IECC (International Energy Conservation Code) as well as state and local building codes. Thermoformed bath products manufactured by the Company for manufactured homes must comply with performance and construction regulations promulgated by HUD.

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

Environmental

Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge, transport and disposal of hazardous materials used during the manufacturing processes. Although we believe our operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of our current or former operating sites, or adjacent sites owned by third parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, we may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. In the past, environmental compliance costs have not had, and are not expected in the future to have, a material effect on our results of operations or financial condition; however, there can be no assurance that this trend will continue.

Human Capital

As of December 31, 2021, Lippert had approximately 13,900 full-time team members, including 12,300 in North America and 1,600 in Europe. Our U.S. team members are not subject to any collective bargaining agreements, although certain international team members are covered by national labor laws. We believe relations with our team members are good.

At Lippert, we believe that business can and should be a force for good in our world, and we strive to manifest that vision every day in how we lead our organization. Our mission is to make lives better by developing meaningful relationships with our customers, co-workers, and community. "Everyone Matters" is the overarching descriptor of our cultural strategy; this fundamental appreciation of the men and women who make up our organization guides our business.

Leadership and Culture Development

Our Leadership and Culture Development Team focuses on leadership development, personal and professional development, training, and corporate and community impact. This Team meets regularly with leaders and team members across the Company to develop action plans and goals focused on both personal and professional development. The Team also supports our team member engagement survey twice a year to measure and evaluate engagement drivers and helps build specific action plans in response to the survey results to continually improve our culture and team member engagement.

We believe our future success depends on our continued ability to attract, retain, and motivate qualified team members. Our retention percentage for team members in North America for the year ended December 31, 2021 was 60 percent, a decline from the prior year retention of 69 percent. We believe the decline was driven by a competitive labor market since the RV and marine industries rebounded following the initial COVID-19 shutdowns in 2020.

Community Involvement

We strive to create meaningful change and inspire a culture of giving by building positive relationships and aligning Company resources with our team members' time and talents to support the needs of our communities. From 2017 to 2019, and again in 2021, our team members reached our collective goal of volunteering at least 100,000 hours of community service annually within the communities where we live, work, and play. Although the COVID-19 pandemic prevented us from reaching our 100,000 hour goal in 2020, we were still able to volunteer over 67,000 hours. Through monetary donations, product donations, and company-wide fundraising events, we donate more than $1 million annually to support the needs of our communities. We focus our efforts on children and families in need, educational programs, community health and wellness, and LCI team members in crisis.

Benefits and Compensation

To attract and motivate team members, we offer competitive compensation and benefits. Our compensation packages include base salary/wages, and short and long-term incentives. We also offer team members benefits such as life, disability, and health (medical, dental, and vision) insurance, a 401(k) plan with a company match, paid time off, tuition reimbursement, military leave, parental bonding leave, and holiday pay. In 2021, we also launched a new well-being initiative to provide team members with resources to improve their physical and emotional health.

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

Our policies provide for equal employment opportunity to all team members and applicants without regard to race, color, religion, sex, sexual orientation, gender identity, pregnancy, national origin, ancestry, age, genetic information, disability, citizen status, veteran status, military service, marital status or any other legally protected category as established by federal, state, or local law. Our equal employment opportunity policy governs all employment decisions, including recruitment, hiring, job assignment, compensation, training, promotion, discipline, transfer, leave-of-absence, access to benefits, layoff, recall, termination and other personnel matters.

Health and Safety

We maintain a work environment designed to provide a safe and healthy workplace for all team members. We focus our efforts on compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, and providing safety equipment to our team members. During 2021, our experience and continuing focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our team members safe during the COVID-19 pandemic.

Information About our Executive Officers

The following table sets forth our executive officers as of December 31, 2021:

Name	Position

Jason D. Lippert	President and Chief Executive Officer
Brian M. Hall	Executive Vice President and Chief Financial Officer
Andrew J. Namenye	Executive Vice President, Chief Legal Officer, and Corporate Secretary
Ryan R. Smith	Group President – North America
Jamie M. Schnur	Group President – Aftermarket
Nick C. Fletcher	Executive Vice President and Chief Human Resources Officer
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company's directors is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2022.

JASON D. LIPPERT (age 49) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Effective May 23, 2019, Mr. Lippert also became President of the Company. Mr. Lippert has over 27 years of experience with the Company and has served in a wide range of leadership positions.

BRIAN M. HALL (age 46) joined the Company in March 2013, served as Corporate Controller from June 2013 until January 2017, and has served as Chief Financial Officer of the Company since November 2016. Effective March 12, 2020, Mr. Hall also became an Executive Vice President of the Company. Prior to joining the Company, he spent more than 16 years in public accounting. Mr. Hall is a Certified Public Accountant.

ANDREW J. NAMENYE (age 41) joined the Company in September 2017 and has been Chief Legal Officer and Corporate Secretary since November 2017. Effective March 12, 2020, Mr. Namenye also became an Executive Vice President of the Company. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

RYAN R. SMITH (age 38) became Group President – North America of the Company in May 2020. Previously, he served as Senior Vice President of Sales and Operations of the Company beginning in August of 2018. Mr. Smith has over 15 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

JAMIE M. SCHNUR (age 50) became Group President – Aftermarket of the Company in May 2020. Previously, he served as Chief Administrative Officer of the Company beginning in May 2013. Mr. Schnur has over 25 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 61) joined the Company in February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Effective March 12, 2020, Mr. Fletcher also became an Executive Vice President of the Company. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Other Officers

KIP A. EMENHISER (age 48) joined the Company in January 2017 and has been Vice President of Finance since September 2019 and Corporate Controller and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer, and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

Risk Related to the COVID-19 Pandemic
The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, has materially and adversely affected, and could in the future materially and adversely affect, our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable.
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
•Recent increases in demand from retail consumers looking for vacation options that avoid large gatherings and allow for social distancing may dissipate if and when the COVID-19 pandemic ends.
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

Additionally, manufacturing operations in most of the industries where we sell our products or where our products are used historically have been seasonal. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of products which include our components, the timing of dealer orders, the impact of severe weather conditions on the timing of industry-wide shipments from time to time, and the impact of the COVID-19 pandemic, current and future seasonal industry trends have been, and may in the future be, different than in prior years.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and other products which use our components, which would cause reduced production by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer's ability to obtain financing is significantly affected by the number of lending institutions offering floor-plan financing, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing has in the past caused, and would in the future again likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently result in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products, and which could reoccur in the future.

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and other products which use our components, resulting in reduced demand for our products.

Retail consumers who purchase RVs and other products which use our components generally obtain retail financing from third-party lenders. The availability, terms, and cost of retail financing depend on the lending practices of financial institutions, governmental policies, and economic and other conditions, all of which are beyond our control. Restrictions on the availability of consumer financing and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers to purchase such discretionary products, which would result in reduced production of such products by our customers, and therefore reduced demand for our products.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 63 percent of our OEM Segment net sales in 2021, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Risks Related to our Business, Operations and Strategy

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2021, the OEM Segment represented 81 percent of our consolidated net sales, and 76 percent of consolidated segment operating profit. Approximately 63 percent of our OEM Segment net sales in 2021 were from products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

The loss of any key customer, or a significant reduction in purchases by such customers, could have an adverse material impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for 43 percent of our consolidated net sales in 2021. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have an adverse material impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 45 percent and 15 percent, respectively, of our raw material costs in 2021. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products. For example, during 2021, steel and aluminum costs increased significantly, which negatively impacted our operating profit.

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

In 2021, we imported, or purchased from suppliers who imported, approximately 40 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, epidemics, public health crises, war, terrorism, or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facilities closures, supply chain interruptions, or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

The raw materials and components used in the manufacture of Furrion products are provided by a small group of suppliers that are principally located in China. If those raw materials or components become unavailable or their supply is interrupted or delayed, we may not be able to identify alternative sources in a timely or cost-effective manner, or at all. Further, as a result of our acquisition of Furrion, the portion of our raw materials and components that are exported from their country of origin has increased, which could heighten the risks set forth in the immediately preceding paragraph, including in particular increased tariffs or import duties.

We import a significant portion of our raw materials and the components we sell, and the effect of foreign exchange rates could adversely affect our operating results.

We negotiate for the purchase of a significant portion of raw materials and semi-finished components with suppliers that are not located in the United States, and this amount has increased as a result of our acquisition of Furrion. As such, the prices we pay in part are dependent upon the rate of exchange for U.S. Dollars versus the currency of the local supplier. A dramatic weakening of the U.S. Dollar could increase our cost of sales, and such cost increases may not be offset through price increases for our products, adversely impacting our margins.

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

In certain geographic regions in which we have a larger concentration of manufacturing facilities, we are experiencing, and could again experience, shortages of qualified employees. Competition for skilled workers, especially during improving economic times, may increase the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers relatively easily. If such conditions become extreme, we may not be able to increase production to timely satisfy demand, and may incur higher labor and production costs, which could adversely impact our operating results and financial condition.

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

Further, as a result of pandemic outbreaks, including the COVID-19 pandemic, businesses can be shut down, supply chains can be interrupted, slowed or rendered inoperable and individuals can become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions, and worldwide economic downturns could occur. Such outbreaks could result in the operations of our third-party manufacturers and suppliers being disrupted or suspended, or could interfere with our supply chain, which could have an adverse effect on our business. See also the risk factors "Inadequate or interrupted supply of raw materials or components used to make our products could adversely impact our financial condition and operating results" and "The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, has materially and adversely affected, and could in the future materially and adversely affect, our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable."

We have entered new markets in an effort to enhance our growth potential, and uncertainties with respect to these new markets could impact our operating results.

Our ability to expand our market share for our products that are used as components for RVs is limited. We have made investments in an effort to expand the sale of our products in adjacent industries, such as buses, trucks, pontoon boats and trains, where we may have less familiarity with OEM or consumer preferences and could encounter difficulties in attracting customers due to a reduced level of familiarity with our brands. We have also made investments to expand the sale of our products in the aftermarket of our industries and are exploring opportunities to increase export sales of our products to international markets. These investments involve significant resources, put a strain on our administrative, operational, and financial capabilities and carry a risk of failure. Limited operating experience or limited brand recognition in new markets may limit our business expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products could adversely impact our business growth in these markets and our results of operations.

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

Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Integrating operations in countries in which we previously did not have locations or experience operating, such as the offices in Hong Kong and China we obtained in our acquisition of Furrion, could present additional challenges.

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

We have been gradually growing sales overseas and plan to continue pursuing international opportunities. Thirteen of our acquisitions since 2016 are headquartered in Europe or have international operations and customers, including our most recent acquisition of Furrion that involves operations and locations in Hong Kong and China.

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

If our information technology systems fail to perform adequately or are breached, our operations could be disrupted, and it could adversely affect our business, reputation and results of operations.

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
In addition, our information technology systems may be vulnerable to damage, interruption or unauthorized access from circumstances beyond our control, including fire, natural disasters, security breaches, telecommunications failures, computer viruses, hackers, phishing attempts, cyber-attacks, ransomware and other malware, payment fraud, and other manipulation or improper use of our systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Further, we have been implementing a new enterprise resource planning ("ERP") system, the full implementation of which is expected to take several years; however, there may be other challenges and risks as we upgrade and standardize our ERP system on a company-wide basis.
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

Further, certain other U.S. and foreign laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, quality of services, warranty, product liability, real estate, intellectual property, tax, import and export duties, tariffs, competition, environmental, and health and safety. We are also subject to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA"), and other anti-corruption and anti-bribery laws applicable to our operations. Compliance with these laws and others may be onerous and costly, and may be inconsistent from jurisdiction to jurisdiction, which further complicates compliance efforts. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could adversely affect our results of operations. We cannot assure you that our employees, contractors, vendors or agents will not violate such laws and regulations, or our policies and procedures related to compliance.

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
From time to time, we receive notices or claims that we may be infringing certain patent or other intellectual property rights of others. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, reduce the market value of our products and services, lower our profits, and could otherwise have an adverse effect on our business, financial condition or results of operations. From time to time, we also face claims of misappropriation by a third party that believes we or our employees have inappropriately obtained and used trade secrets or other confidential information of such third parties. Claims that we have misappropriated the trade secrets or other confidential information of third parties could result in our payment of significant monetary damages, and we could be prevented from further using such trade secrets or confidential information, limiting our ability to develop our products, any of which may have an adverse effect on our business, financial condition, results of operations, and prospects.

If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.
We are subject to various data privacy and security laws and regulations. A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Other state laws include the California Consumer Privacy Act (the "CCPA"), which largely took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. A second law in California, the California Privacy Rights Act (the "CPRA"), passed via a ballot referendum in November 2020. The CPRA expands the scope of the CCPA and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations. The CPRA is scheduled to take effect on January 1, 2023, with a lookback to January 1, 2022. Other states have considered and/or enacted similar privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. We cannot fully predict the impact of the CCPA and CPRA on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
Other states have considered and/or enacted privacy laws like the CCPA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.
Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the "GDPR"), also apply to some of our operations. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or four percent of total worldwide annual revenue). Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.
The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change and may require substantial costs to monitor and implement compliance with those or any additional requirements. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.
Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the "PCI Standard"), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Complying with the PCI Standard and implementing related procedures, technology, and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have an adverse effect on our business, financial condition and results of operations.
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

Furrion's products historically have been subject to a longer warranty period than our products, and Furrion's products have a different technological profile than the majority of our products. As a result, we do not have as much experience estimating reserve levels for Furrion's products, which could lead to warranty claims on those products exceeding our reserve levels.

In addition to the costs associated with the contractual warranty coverage provided on our products, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Although we estimate and reserve for the cost of these service actions, there can be no assurance that expense levels will remain at current levels, or such reserves will continue to be adequate.

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

Financial, Credit and Liquidity Risks

We could incur asset impairment charges for goodwill, intangible assets, or other long-lived assets.

A portion of our total assets as of December 31, 2021 was comprised of goodwill, intangible assets, and other long-lived assets. At least annually, we review goodwill and indefinite-lived intangibles for impairment. Long-lived assets, identifiable intangible assets, and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

We may become more leveraged.

Financing for our investments has been provided through a combination of currently available cash and cash equivalents, term loans, our 1.125 percent convertible senior notes due 2026 (the "Convertible Notes"), and use of our revolving credit facility. The incurrence of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our outlook by one or more of our lenders.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, curtailing spend, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate ("LIBOR") or its replacement. Future increases in market interest rates would increase our interest expense. Borrowings under our Amended Credit Agreement currently bear interest at variable rates based on either an Alternate Base Rate or an Adjusted LIBOR plus, in each case, an applicable margin. On March 5, 2021, the U.K. Financial Conduct Authority announced that, (a) immediately after December 31, 2021, publication of all seven euro LIBOR settings, the overnight, 1-week, 2-month and 12-month Pound Sterling LIBOR settings and the 1-week and 2-month US dollar LIBOR settings would permanently cease and (b) immediately after June 30, 2023, publication of the overnight, 12-month US dollar LIBOR settings and the 1-month, 3-month and 6-month US Dollar LIBOR settings will cease to be provided or, subject to the FCA's consideration of the case, be provided on a synthetic basis and no longer be representative of the underlying market and economic reality they are intended to measure and that representativeness will not be restored. While our Amended Credit Agreement provides a hardwired mechanism for determining an alternative rate of interest when LIBOR is no longer available, any such alternative, successor, or replacement rate may not be similar to, or produce the same value or economic equivalence of, LIBOR or have the same volume or liquidity as did LIBOR prior to its discontinuance or unavailability, which may increase our overall interest expense. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur, but the potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay and a corresponding increase in our costs of capital or otherwise could have a material adverse impact on our financial condition, results of operations or cash flows.

Although we currently pay regular quarterly dividends on our common stock, we cannot assure you that we will continue to pay a regular quarterly dividend.

In March 2016, our Board of Directors approved the commencement of a dividend program under which we have paid regular quarterly cash dividends to holders of our common stock. Our ability to pay dividends, and our Board of Directors' determination to maintain our current dividend policy, will depend on a number of factors, including:
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
•changes in analysts' recommendations or projections;
•changes affecting the availability of financing in the wholesale and consumer lending markets;
•actions or announcements by competitors;
•changes in laws and regulations affecting our business;
•the gain or loss of significant customers;
•significant sales of shares by a principal stockholder;
•activity under our stock repurchase program;
•changes in key personnel;
•actions taken by stockholders that may be contrary to our Board of Directors' recommendations; and
•changes in general economic or market conditions.
In addition, stock markets generally experience significant price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

Our manufacturing operations are conducted at facilities that are used for both manufacturing and distribution. Many of the properties manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment and are included in the OEM Segment in the table below. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing and distribution requirements. In addition, we maintain administrative facilities used for corporate and administrative functions. Our primary administrative offices are located in Elkhart and Mishawaka, Indiana. Total administrative space company-wide aggregates approximately 450,000 square feet. At December 31, 2021, our key property holdings are summarized in the following table:

Segment	Type	North America Facilities	Europe Facilities	Total Facilities	Owned Facilities
OEM	Manufacturing (a)	67	20	87	36
	Other (b)	16	5	21	5
Aftermarket	Manufacturing (a)	12	—	12	—
	Other (b)	23	—	23	1
Total		118	25	143	42
(a)    Includes multi-activity sites which are predominately manufacturing
(b)    Includes engineering, administrative, and distribution locations

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2021, would not be material to our financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 18, 2022, there were 226 holders of the Company's common stock, in addition to beneficial owners of shares held in broker and nominee names. Our common stock trades on the New York Stock Exchange under the symbol "LCII".

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption "Equity Compensation Plan Information" in our 2022 Proxy Statement.

Dividends

See Note 13 - Stockholders' Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends.

In 2016, we initiated the payment of regular quarterly dividends. Future dividend policy with respect to the common stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.

Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Report.

This Management's Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. A detailed discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2021, we operated over 120 manufacturing and distribution facilities located throughout North America and Europe.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2021	2020	2019
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,295,612	$1,321,567	$1,276,718
Motorhomes	258,995	158,096	155,623
Adjacent Industries OEMs	1,089,005	688,248	659,560
Total OEM Segment net sales	3,643,612	2,167,911	2,091,901
Aftermarket Segment:
Total Aftermarket Segment net sales	829,085	628,255	279,581
Total net sales	$4,472,697	$2,796,166	$2,371,482

Operating profit:
OEM Segment	$304,676	$156,092	$165,290
Aftermarket Segment	93,734	66,842	34,920
Total operating profit	$398,410	$222,934	$200,210
Corporate expenses are allocated between the segments based upon net sales.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2021	2020	2019
Net sales:
OEM Segment	81%	78%	88%
Aftermarket Segment	19%	22%	12%
Total net sales	100%	100%	100%

Operating Profit:
OEM Segment	76%	70%	83%
Aftermarket Segment	24%	30%	17%
Total segment operating profit	100%	100%	100%
Operating profit margin by segment was as follows for the years ended December 31:

	2021	2020	2019
OEM Segment	8.4%	7.2%	7.9%
Aftermarket Segment	11.3%	10.6%	12.5%
Operating profit margins in 2020 were negatively impacted by government-mandated shutdowns related to the COVID-19 pandemic from late March through early May 2020, that caused a significant reduction in net sales while still incurring certain employee salary and wages, healthcare and safety expenses, and other fixed costs.
Our OEM Segment manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats;

trains; manufactured homes; and modular housing. Approximately 63 percent of our OEM Segment net sales for the year ended December 31, 2021 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Electric and manual entry steps
● Axles and suspension solutions	● Awnings and awning accessories
● Slide-out mechanisms and solutions	● Electronic components
● Thermoformed bath, kitchen and other products	● Appliances
● Vinyl, aluminum and frameless windows	● Air conditioners
● Manual, electric and hydraulic stabilizer and leveling systems	● Televisions and sound systems
● Entry, luggage, patio and ramp doors	● Other accessories
● Furniture and mattresses
The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims.

Diversification Strategy

We are executing a strategic initiative to diversify the markets we serve away from the historical concentration within the North American RV OEM industry. Approximately 47 percent of net sales for the year ended December 31, 2021 were generated outside of the North American RV OEM market compared to 50 percent in 2020. The percentage of net sales generated outside of the North American RV OEM market in 2021 declined compared to the 2020 percentage due to record demand in the North American RV OEM market, which more than offset our diversification efforts. Over the past three years, most of our acquisitions have contributed to net sales growth outside of the North American RV OEM industry.

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

Activity in most of the end markets we serve sequentially improved as 2020 progressed, and this trend continued through 2021, especially in the RV and marine OEM markets and our Aftermarket Segment. With RV retail demand at record levels throughout 2021, the industry faced challenges with supply chain constraints, rising material costs, increased transportation costs, primarily for third party freight, and increases in direct labor costs due to higher production volumes and a tightened labor market, especially in northern Indiana. To address these challenges, we strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages. We continue to focus on our culture and leadership development programs to focus on team member retention and regularly hold hiring events, with COVID-19 safety measures, to fill open positions. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity, and may need to seek additional financing, though such additional financing may not be available on terms favorable to us, or at all. See "Liquidity and Capital Resources" below for further discussion.

The health and safety of our team members have remained our top priority. We continue to maintain rigorous health and safety protocols. We leased a location to provide drive-thru rapid COVID-19 tests for our team members in northern Indiana. We have encouraged team members to seek vaccination when eligible and partnered with a local hospital to host private vaccination days for our eligible northern Indiana team members and their families.

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
According to the RVIA, industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, the Company's primary RV market, increased 40 percent to 531,200 units in 2021, compared to 2020, primarily due to increased retail demand and dealers rebuilding inventory levels. Retail demand for travel trailer and fifth-wheel RVs increased 10 percent in 2021 compared to 2020. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

	Wholesale		Retail		Estimated Unit Impact on Dealer Inventories
	Units	Change	Units	Change
Year ended December 31, 2021	531,200	40%	500,200	10%	31,000
Year ended December 31, 2020	380,100	9%	456,100	15%	(76,000)
Year ended December 31, 2019	349,700	(16)%	397,800	(6)%	(48,100)
According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2021 increased 38 percent to 56,200 units compared to 2020, primarily due to OEM plant shutdowns in response to COVID-19 in 2020. Retail demand for motorhome RVs increased 4 percent in 2021, compared to a 2 percent decrease in retail demand in 2020.

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

The estimated potential content per unit we may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 233,100, 231,100, and 220,400 enclosed trailers were sold in 2021, 2020, and 2019, respectively.
•Traditional power boats. Statistical Surveys also reported approximately 214,200, 231,400, and 202,500 traditional power boats were sold in 2021, 2020, and 2019, respectively. Traditional power boats include bass, deck, jet, pontoon, ski-wake, and other boats. Included in this total, Statistical Surveys reported approximately 64,400, 67,500, and 55,200 pontoon boats were sold in 2021, 2020, and 2019, respectively.

•School buses. According to School Bus Fleet, there were approximately 30,600, 36,000, and 44,400 school buses sold in 2021, 2020, and 2019, respectively.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 105,800, 94,400, and 94,600 manufactured home wholesale shipments in 2021, 2020, and 2019, respectively.

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and related impacts.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

In December 2019, we acquired CURT, a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket. Our CURT products are sold to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe compliments the OEM markets we serve. Sales from CURT products accounted for approximately half of our Aftermarket Segment net sales in each of 2021 and 2020. CURT sold 1.2 million hitches in both 2021 and 2020. Additionally, with the acquisition of Ranch Hand in April 2021, we continued to expand our product offering to include custom bumpers, grill guards, and steps for the automotive aftermarket.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Summary

•Consolidated net sales for the full-year 2021 were $4.5 billion, 60 percent higher than consolidated net sales for the full-year 2020 of $2.8 billion. The increase in year-over-year net sales was primarily driven by record RV retail demand and strong Aftermarket Segment sales growth. Net sales from acquisitions completed in 2020 and 2021, primarily Furrion, Veada Industries, Inc., and Challenger Door LLC, contributed approximately $269.9 million in 2021.
•Net income for the full-year 2021 increased 81.6 percent to $287.7 million, or $11.32 per diluted share, compared to net income of $158.4 million, or $6.27 per diluted share, for full-year 2020.
•Consolidated operating profit during 2021 was $398.4 million compared to $222.9 million in 2020. Operating profit margin was 8.9 percent in 2021 compared to 8.0 percent in 2020, primarily due to leveraging fixed costs over higher sales volumes, partially offset by increased raw material, labor, and freight costs.
•The cost of aluminum and steel used in certain of the Company's manufactured components increased in 2021 compared to 2020. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The increase in selling, general and administrative costs of $161.5 million in 2021 was primarily driven by increases in transportation costs of $60.5 million, due to higher volumes and rising freight costs, increases in personnel costs of $39.5 million, incremental costs from recent acquisitions of $25.9 million, and incremental amortization of intangible assets from acquired businesses of $12.5 million in 2021 compared to 2020.
•The effective tax rate of 24.7 percent for the full-year 2021 was higher than the prior year, primarily due to an increase in non-deductible expenses, as discussed below under "Provision for Income Taxes."
•In 2021, we paid quarterly dividends aggregating $3.45 per share, or $87.2 million.

OEM Segment

Net sales of the OEM Segment in 2021 increased 68 percent, or $1.5 billion, compared to 2020. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2021	2020	Change
RV OEMs:
Travel trailers and fifth-wheels	$2,295,612	$1,321,567	74%
Motorhomes	258,995	158,096	64%
Adjacent Industries OEMs	1,089,005	688,248	58%
Total OEM Segment net sales	$3,643,612	$2,167,911	68%
According to the RVIA, industry-wide wholesale shipments for the years ended December 31 were:

	2021	2020	Change
Travel trailer and fifth-wheel RVs	531,200	380,100	40%
Motorhomes	56,200	40,700	38%
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

Content per:	2021	2020	Change
Travel trailer and fifth-wheel RV	$4,198	$3,390	24%
Motorhome	$2,856	$2,479	15%
Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for our products, as well as changes in the types of RVs produced industry-wide.

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during 2021 was primarily driven by a recovery in RV retail demand beginning later in the second quarter of 2020 and continuing through 2021. The net sales increase further benefited from content gains and price increases during 2021.

Our increase in net sales to OEMs in Adjacent Industries during 2021 was primarily driven by acquisitions and a recovery in retail demand for the marine industry and other adjacent markets beginning later in the second quarter of 2020 and continuing through 2021.

Operating profit of the OEM Segment was $304.7 million in 2021, an increase of $148.6 million compared to 2020, of which $106.3 million was driven by volume increases. The operating profit margin of the OEM Segment increased to 8.4 percent in 2021 compared to 7.2 percent in 2020 and was positively impacted by:
•Selling prices contractually tied to indexes of select commodities increased, resulting in an increase in operating profit of $207.7 million compared to 2020.
•Pricing changes to targeted products, resulting in an increase in operating profit of $128.9 million compared to 2020.
•Leveraging of fixed costs over an increased sales base in 2021, which increased operating profit by $71.7 million related to fixed selling, general and administrative costs and $28.4 million related to fixed overhead costs.
Partially offset by:
•Increases in material commodity pricing, which negatively impacted operating profit by $306.2 million, primarily related to increased steel and aluminum costs.
•Increases in direct labor costs due to higher production volumes and a tight labor market, which reduced operating profit by $36.1 million.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $17.5 million.
•Additional amortization related to intangible assets from acquisitions completed in 2021 and 2020, which reduced operating profit by $9.8 million.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2021 increased 32 percent, or $200.8 million, compared to 2020. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2021	2020	Change
Total Aftermarket Segment net sales	$829,085	$628,255	32%
Our net sales to the Aftermarket Segment increased during 2021 primarily due to organic growth of $149.0 million and net sales from acquisitions completed in 2021 and 2020, which contributed approximately $51.8 million.

Operating profit of the Aftermarket Segment was $93.7 million in 2021, an increase of $26.9 million compared to 2020, of which $21.3 million was due to the growth in sales primarily driven by sales from organic growth and the impact of COVID-19 in 2020. The operating profit margin of the Aftermarket Segment was 11.3 percent in 2021, compared to 10.6 percent in 2020, and was positively impacted by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $31.7 million compared to 2020.
•Leveraging of fixed costs over an increased sales base in 2021, which increased operating profit by $16.1 million related to fixed selling, general and administrative costs and $9.9 million related to fixed overhead costs.
•The recognition of higher cost of sales during 2020, due to the inventory fair value step-up for CURT of $7.3 million.
Partially offset by:
•Increases in material commodity pricing and production supplies, which negatively impacted operating profit by $31.1 million, primarily related to increased steel and aluminum costs.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $15.4 million.
•Increases in direct labor costs due to higher production volumes and a tight labor market, which reduced operating profit by $7.6 million.

Provision for Income Taxes

The effective income tax rate for 2021 was 24.7 percent compared to 24.4 percent in 2020. The effective tax rate of 24.7 percent for the full-year 2021 was higher than the prior year, primarily due to a year-over-year increase in non-deductible items related to executive compensation limitations, partially offset by discrete adjustments. We estimate the 2022 effective income tax rate to be approximately 24 to 26 percent.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, and future investments or acquisitions. We believe our operating cash flows, credit facilities, as well as any potential future borrowings, will be sufficient to fund our future payments and long-term initiatives.

As of December 31, 2021, we had $62.9 million in cash and cash equivalents, and $168.3 million of availability on our revolving credit facility. Additionally, we have the ability to request up to $150.0 million in additional Senior Promissory Notes be purchased by Prudential under our Shelf-Loan Facility (each as defined in Note 9 of the Notes to Consolidated Financial Statements), subject to Prudential's approval. We also have the ability to request an increase to the revolving and/or incremental term loan facility by up to an additional $400.0 million in the aggregate upon approval of the lenders and certain other consents. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
We believe the availability under the revolving credit facility under the Amended Credit Agreement (as defined in Note 9 of the Notes to Consolidated Financial Statements), along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2021	2020	2019
Net cash flows (used in) provided by operating activities	$(111,573)	$231,400	$269,525
Net cash flows used in investing activities	(281,218)	(232,301)	(503,834)
Net cash flows provided by financing activities	404,563	14,048	254,971
Effect of exchange rate changes on cash and cash equivalents	(697)	3,315	(231)
Net increase in cash and cash equivalents	$11,075	$16,462	$20,431

Discussion - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Cash Flows from Operations

Net cash flows used in operating activities were $111.6 million in 2021, compared to cash provided by operating activities of $231.4 million in 2020. This change was primarily due to changes in net assets and liabilities, net of acquisitions of businesses, which used $498.7 million more cash than in 2020. During 2021, in an effort to address challenges with supply chain constraints, rising material costs, and a tightened labor market, we strategically managed working capital, including intentionally building up levels of certain inventory items and expanding production capacity. As a result, increases in inventory of $516.7 million and in receivables related to increased wholesale RV demand of $58.8 million were the primary uses of cash generated from net assets. The decrease was partially offset by a $155.8 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items.

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

Depreciation and amortization was $112.3 million and $98.0 million in 2021 and 2020, respectively, and is expected to be approximately $140 to $150 million in 2022. Non-cash stock-based compensation expense was $27.2 million and $18.5 million in 2021 and 2020, respectively, and is expected to be approximately $25 to $30 million in 2022.

Cash Flows from Investing Activities
Cash flows used in investing activities of $281.2 million in 2021 were primarily comprised of $194.1 million for the acquisition of businesses and $98.5 million for capital expenditures. Cash flows used in investing activities of $232.3 million in 2020 were primarily comprised of $182.1 million for the acquisition of businesses and $57.3 million for capital expenditures. This increase in capital expenditures was primarily due to increased maintenance and replacement investments of $25.8 million as well as increased investments in automation projects of $15.4 million.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate 2022 capital expenditures of $130 to $150 million, including capacity expansions to meet elevated demand, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
The 2021 capital expenditures and acquisitions were funded by cash borrowings under our credit agreement, and net proceeds from the issuance of our 1.125 percent convertible senior notes due 2026 (the "Convertible Notes"). Capital expenditures and acquisitions in 2022 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.
Cash Flows from Financing Activities
Cash flows provided by financing activities in 2021 were primarily comprised of:
•proceeds from the issuance of the Convertible Notes and warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"), net of debt issuance costs, and from the privately negotiated call option contracts on the Company's common stock (the "Convertible Note Hedge Transactions") of $396.6 million.
•$124.2 million in borrowings under the term loan.

•$22.0 million in net borrowings under our revolving credit facility.
Partially offset by:
•payments of quarterly dividends of $87.2 million;
•$22.8 million in payments of contingent consideration and holdbacks related to acquisitions;
•$21.5 million in repayments under the term loan and other borrowings; and
•cash outflows of $8.3 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
On May 13, 2021, we issued $460.0 million in aggregate principal amount of the Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to us of approximately $447.8 million after deducting initial purchasers' discounts and offering expenses payable by us on the Convertible Notes. In connection with the issuance of the Convertible Notes, we entered into the Convertible Note Hedge Transactions and transactions related to the issuance of warrants (the "Warrant Transactions"). We used approximately $51.6 million of the net proceeds of the offering of the Convertible Notes to pay the $100.1 million cost of the Convertible Note Hedge Transactions (after such cost was partially offset by the $48.5 million of proceeds from the Warrant Transactions). The remainder of the net proceeds from the Convertible Notes were used to repay outstanding borrowings under our revolving credit facility, and for general corporate purposes. See Note 3 and Note 9 to the Notes to Consolidated Financial Statements for further description of these transactions.
Cash flows provided by financing activities in 2020 primarily included net borrowings on the revolving credit facility of $113.6 million, partially offset by the payment of dividends to stockholders of $70.4 million, and repayments under our term loan and other borrowings of $22.4 million.
The Amended Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At December 31, 2021, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In October 2018, our Board of Directors authorized a stock repurchase program which expired in October 2021. No shares were repurchased during the years ended December 31, 2021 and 2020. See Note 13 of the Notes to Consolidated Financial Statements for additional information related to our dividend and share repurchase programs.
Future Cash Requirements
The following table summarizes our material estimated future cash requirements under our contractual obligations for indebtedness and operating leases at December 31, 2021, in total and disaggregated into current (payable in 2022) and long-term (payable after 2022) obligations.

(In thousands)	Total	Current	Long-Term
Total indebtedness (a)	$1,314,950	$71,382	$1,243,568
Interest on indebtedness (a)	77,913	17,276	60,637
Operating leases (b)	210,426	36,416	174,010
Total	$1,603,289	$125,074	$1,478,215
a.See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the maturities of debt principal. Interest payments on our indebtedness are calculated using the outstanding balances and interest rates in effect on December 31, 2021.
b.See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the maturity of our lease obligations under operating leases. Our finance leases were not material at December 31, 2021.
Retirement and Other Benefit Plans
We consider various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements, and contributions required to avoid benefit restrictions for defined benefit pension plans. For the year ended December 31, 2021, we contributed $1.4 million to our Dutch pension plans assumed with the acquisition of

Polyplastic Group B.V., and made discretionary matching contributions of $11.6 million to our defined contribution 401(k) profit sharing plan. We anticipate making minimum required contributions of $1.4 million to our Dutch pension plans in 2022. We also expect to make matching contributions to our defined contribution 401(k) profit sharing plan in 2022 at a level similar to 2021; however, these contributions are discretionary and subject to change. See Note 8 of the Notes to Consolidated Financial Statements for further information related to our retirement and other benefit plans.
Holdback Payments and Contingent Consideration
With certain business acquisitions, we hold back purchase consideration for the purposes of working capital adjustments, indemnity claims, and other items, as defined in each respective purchase agreement. At December 31, 2021, we had current holdback payments accrued of $34.0 million and long-term holdback payments accrued of $31.0 million related to certain acquisitions completed in 2021 and 2020. The ultimate cash settlement amounts of these holdback accruals are subject to change based on various factors defined in the respective purchase agreements.
In connection with certain business acquisitions, we agree that if certain sales targets for the acquired products are achieved, we will pay additional cash consideration. We record a liability for the fair value of this contingent consideration based on the present value of the expected future cash flows using a market participant's weighted average cost of capital. At December 31, 2021, we had current contingent consideration accrued of $5.0 million and long-term contingent consideration accrued of $1.9 million. The ultimate cash settlement amounts of these contingent consideration arrangements are subject to change based on the level of attainment of the performance targets in the respective agreements.
See Note 4 and Note 12 of the Notes to Consolidated Financial Statements for further information related to these holdback payments and contingent consideration.
Deferred Social Security Payments Under the CARES Act
In 2020, we elected to defer employer-side Social Security payments under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We deferred $18 million of payments in 2020 under the CARES Act and paid $9 million of deferred Social Security taxes in 2021 and will pay $9 million in 2022.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the SEC and the New York Stock Exchange. Our governance documents and committee charters and key practices have been posted to our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (800-461-9330) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

CONTINGENCIES

Additional information required by this item is included under Item 3 of Part I of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires certain estimates and assumptions to be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, the following discussion addresses our most critical accounting estimates, which are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting estimates.

Warranty

We provide warranty terms based upon the type of product sold. We estimate the warranty accrual based upon various factors, including historical warranty costs, warranty claim lag, and sales. The accounting for warranty accruals requires us to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. In 2021, we experienced an increase in claims paid year-over-year, but at a much lower rate than the growth in net sales. We believe the favorable trend in relation to net sales is the result of concentrated efforts related to product quality and customer service. Additionally, the increase in RV retail demand has shortened our warranty claim lag time, which favorably impacts our warranty reserves. For further information on our warranty accrual, including a roll-forward of changes in the accrual, see Note 7 of the Notes to Consolidated Financial Statements.

Fair Value of Intangible Assets of Acquired Businesses

We value the intangible assets associated with the acquisitions of businesses on the respective acquisition dates. Depending upon the type of intangible asset acquired, we use different valuation techniques in determining the fair value. Those techniques include comparable market prices, long-term sales, profitability and cash flow forecasts, assumptions regarding future industry-specific economic and market conditions and a market participant’s weighted average cost of capital, as well as other techniques as circumstances require. By their nature, these assumptions require judgment, and if management had chosen different assumptions, the fair value of intangible assets of acquired businesses would have been different. For further information on acquired intangible assets, see Note 4 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Information required by this item is included in Note 2 of the Notes to Consolidated Financial Statements.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced elevated prices of these commodities in 2021, and we expect commodity prices to remain elevated in 2022. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the year ended December 31, 2021.

As a result of the competitive labor market and strong demand for our products, we experienced increased labor costs in 2021 attributable to higher wages and increased overtime and additional shifts for our team members, and we expect labor costs to remain elevated in 2022. Please see "Results of Operations" above for additional information regarding the impact of labor costs on our results of operations for the year ended December 31, 2021.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At December 31, 2021, we had $799.0 million of borrowings outstanding on our variable rate revolving credit facility and incremental term loan. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2021, future cash flows would be reduced by approximately $8.0 million per annum.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases.

Additional information required by this item is included under the caption "Inflation" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LCI Industries:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Furrion Holdings Limited and Stampede Presentation Products, Inc. d/b/a Exertis during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Furrion Holdings Limited and Stampede Presentation Products, Inc. d/b/a Exertis' internal control over financial reporting associated with total assets of $278.0 million and total net sales of $9.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Furrion Holdings Limited and Stampede Presentation Products, Inc. d/b/a Exertis.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Estimation of certain product warranty accruals

As discussed in Note 7 to the consolidated financial statements, the Company’s product warranty accrual as of December 31, 2021 was $52.1 million. The Company provides warranty terms based upon the type of product sold and estimates the amount of warranty accrual based upon various factors and information, including historical warranty costs, warranty claim lag, and sales.

We identified the evaluation of certain product warranty accruals as a critical audit matter. Complex auditor judgment was required to evaluate the Company's model used to determine certain product warranty accruals, which required the use of actuarial professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to certain product warranty accruals, including controls related to the Company's model. We assessed the data used by the Company in developing the estimate by comparing it to relevant claims and sales documentation. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company's model by comparing certain of the Company's product warranty accruals to a range of those product warranty accruals determined using independently developed models.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Chicago, Illinois
February 25, 2022

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
(In thousands, except per share amounts)

Net sales	$4,472,697	$2,796,166	$2,371,482
Cost of sales	3,429,662	2,090,076	1,832,280
Gross profit	1,043,035	706,090	539,202
Selling, general and administrative expenses	644,625	483,156	338,992
Operating profit	398,410	222,934	200,210
Interest expense, net	16,366	13,453	8,796
Income before income taxes	382,044	209,481	191,414
Provision for income taxes	94,305	51,041	44,905
Net income	$287,739	$158,440	$146,509

Net income per common share:
Basic	$11.39	$6.30	$5.86
Diluted	$11.32	$6.27	$5.84

Weighted average common shares outstanding:
Basic	25,257	25,134	24,998
Diluted	25,427	25,255	25,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
(In thousands)

Net income	$287,739	$158,440	$146,509
Other comprehensive income (loss):
Net foreign currency translation adjustment	(9,697)	4,531	4,262
Actuarial gain (loss) on pension plans	2,107	(207)	—
Unrealized gain (loss) on fair value of derivative instruments	—	1,642	(534)
Total comprehensive income	$280,149	$164,406	$150,237

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
(In thousands, except per share amount)
ASSETS
Current assets
Cash and cash equivalents	$62,896	$51,821
Accounts receivable, net of allowances of $6,446 and $5,642 at December 31, 2021 and 2020, respectively	319,782	268,625
Inventories, net	1,095,907	493,899
Prepaid expenses and other current assets	88,300	55,456
Total current assets	1,566,885	869,801
Fixed assets, net	426,455	387,218
Goodwill	543,180	454,728
Other intangible assets, net	519,957	420,885
Operating lease right-of-use assets	164,618	104,179
Other long-term assets	66,999	61,220
Total assets	$3,288,094	$2,298,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$71,003	$17,831
Accounts payable, trade	282,183	184,931
Current portion of operating lease obligations	30,592	25,432
Accrued expenses and other current liabilities	243,438	188,200
Total current liabilities	627,216	416,394
Long-term indebtedness	1,231,959	720,418
Operating lease obligations	143,436	82,707
Deferred taxes	43,184	53,833
Other long-term liabilities	149,424	116,353
Total liabilities	2,195,219	1,389,705
Stockholders' equity
Common stock, par value $.01 per share	284	282
Paid-in capital	220,459	227,407
Retained earnings	930,795	731,710
Accumulated other comprehensive (loss) income	(501)	7,089
Stockholders' equity before treasury stock	1,151,037	966,488
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders' equity	1,092,875	908,326
Total liabilities and stockholders' equity	$3,288,094	$2,298,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
(In thousands)
Cash flows from operating activities:
Net income	$287,739	$158,440	$146,509
Adjustments to reconcile net income to cash flows (used in) provided by operating activities:
Depreciation and amortization	112,320	97,980	75,358
Stock-based compensation expense	27,161	18,502	16,077
Deferred taxes	(3,279)	(1,504)	3,416
Other non-cash items	7,456	2,229	(1,553)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(58,843)	(45,028)	(25,452)
Inventories, net	(516,692)	(86,898)	57,790
Prepaid expenses and other assets	(13,306)	(29,158)	6,882
Accounts payable, trade	68,879	67,679	(12,189)
Accrued expenses and other liabilities	(23,008)	49,158	2,687
Net cash flows (used in) provided by operating activities	(111,573)	231,400	269,525
Cash flows from investing activities:
Capital expenditures	(98,534)	(57,346)	(58,202)
Acquisitions of businesses, net of cash acquired	(194,107)	(182,130)	(447,764)
Other investing activities	11,423	7,175	2,132
Net cash flows used in investing activities	(281,218)	(232,301)	(503,834)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(8,324)	(4,853)	(8,084)
Proceeds from revolving credit facility	1,303,193	543,991	655,387
Repayments under revolving credit facility	(1,281,147)	(430,390)	(628,891)
Proceeds from term loan borrowings	124,199	—	300,000
Repayments under term loan and other borrowings	(21,457)	(22,444)	—
Proceeds from issuance of convertible notes	460,000	—	—
Purchases of convertible note hedge contracts	(100,142)	—	—
Proceeds from issuance of warrants concurrent with note hedge contracts	48,484	—	—
Payment of debt issuance costs	(12,214)	—	—
Payment of dividends	(87,171)	(70,401)	(63,813)
Payment of contingent consideration and holdbacks related to acquisitions	(22,830)	(1,633)	(10)
Other financing activities	1,972	(222)	382
Net cash flows provided by financing activities	404,563	14,048	254,971
Effect of exchange rate changes on cash and cash equivalents	(697)	3,315	(231)
Net increase in cash and cash equivalents	11,075	16,462	20,431
Cash and cash equivalents at beginning of period	51,821	35,359	14,928
Cash and cash equivalents cash at end of period	$62,896	$51,821	$35,359

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2021	2020	2019
(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,429	$16,910	$9,143
Cash paid during the period for income taxes, net of refunds	$94,075	$33,247	$37,836
Purchase of property and equipment in accrued expenses	$3,602	$2,739	$3,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balance - January 1, 2019	$280	$203,246	$563,496	$(2,605)	$(58,162)	$706,255
Net income	—	—	146,509	—	—	146,509
Issuance of 185,020 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(8,085)	—	—	—	(8,084)
Stock-based compensation expense	—	16,077	—	—	—	16,077
Other comprehensive income	—	—	—	3,728	—	3,728
Cash dividends ($2.55 per share)	—	—	(63,813)	—	—	(63,813)
Dividend equivalents on stock-based awards	—	1,247	(1,247)	—	—	—
Balance - December 31, 2019	281	212,485	644,945	1,123	(58,162)	800,672
Net income	—	—	158,440	—	—	158,440
Issuance of 109,621 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,854)	—	—	—	(4,853)
Stock-based compensation expense	—	18,502	—	—	—	18,502
Other comprehensive income	—	—	—	5,966	—	5,966
Cash dividends ($2.80 per share)	—	—	(70,401)	—	—	(70,401)
Dividend equivalents on stock-based awards	—	1,274	(1,274)	—	—	—
Balance - December 31, 2020	282	227,407	731,710	7,089	(58,162)	908,326
Net income	—	—	287,739	—	—	287,739
Issuance of 117,540 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(8,326)	—	—	—	(8,324)
Stock-based compensation expense	—	27,161	—	—	—	27,161
Purchase of convertible note hedge contracts, net of tax	—	(75,750)	—	—	—	(75,750)
Issuance of warrants	—	48,484	—	—	—	48,484
Other comprehensive loss	—	—	—	(7,590)	—	(7,590)
Cash dividends ($3.45 per share)	—	—	(87,171)	—	—	(87,171)
Dividend equivalents on stock-based awards	—	1,483	(1,483)	—	—	—
Balance - December 31, 2021	$284	$220,459	$930,795	$(501)	$(58,162)	$1,092,875

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At December 31, 2021, the Company operated over 120 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company's sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs, and other products for which the Company sells its components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends have been, and may in the future be, different than in prior years, particularly as a result of the coronavirus ("COVID-19") pandemic and related impacts. Additionally, sales of certain engineered components to the aftermarket channels of these industries tend to be counter-seasonal, but have been, and may in the future be, different as a result of the COVID-19 pandemic and related impacts.

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

COVID-19 Update

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets. The COVID-19 pandemic had an adverse effect on the Company's financial results during the first half of 2020 due to government-mandated plant shutdowns. The Company took a variety of actions during 2020 to help mitigate the adverse impacts, including temporary cost savings measures and delays and reductions in capital expenditures. Activity in most of the end markets the Company serves sequentially improved as 2020 progressed, and this trend continued through the full year 2021, especially in the RV and marine OEM markets and the Company's Aftermarket Segment. Management continues to closely monitor the impact of COVID-19 on all aspects of the business. The extent to which COVID-19 may impact the Company's liquidity, financial condition, and results of operations in the future remains uncertain.

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

Fixed Assets

Fixed assets which are owned are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the properties and equipment. Leasehold improvements and leased equipment are amortized over the shorter of the lives of the leases or the underlying assets. Maintenance and repair costs that do not improve service potential or extend economic life are expensed as incurred.

Leases

The Company leases certain manufacturing and distribution facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. At contract inception, the Company determines whether a contract is or contains a lease and whether the lease should be classified as an operating or finance lease. The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate based on information available at lease inception in determining the present value of the lease payments. The Company applies a portfolio approach for determining the incremental borrowing rate based on applicable lease terms and the current economic environment. Many of the Company's leases include renewal options, which are included in the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are recognized in lease expense on a straight-line basis over the lease term and not recorded on the Consolidated Balance Sheets.

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

Warranty

The Company provides warranty terms based upon the type of product sold. The Company estimates the warranty accrual based upon various factors, including historical warranty costs, warranty claim lag, and sales. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. See Note 7 - Accrued Expenses and Other Current Liabilities for further detail.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2021 and 2020, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share, and input costs.

Other Intangible Assets
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. Intangible assets are amortized using either an accelerated or straight-line method, whichever best reflects the pattern in which the estimated future economic benefits of the asset will be consumed. The useful lives of intangible assets are determined after considering the expected cash flows and other specific facts and circumstances related to each intangible asset. Intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

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

Foreign Currency Translation

The financial statements of the Company's international subsidiaries generally are measured using the local currency as the functional currency. The translation from the applicable foreign currency to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders' equity. The Company reflects net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gains or losses in selling, general and administrative expenses in the Consolidated Statements of Income.

Stock-Based Compensation

All stock-based compensation awards are expensed over their vesting period, based on fair value. For awards having a service-only vesting condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, which are subject to certain pre-established performance targets, the Company recognizes stock-based compensation expense on a graded-vesting basis to the extent it is probable the performance targets will be met. The fair values of deferred stock units, restricted stock units, restricted stock, and stock awards are based on the market price of the Company's common stock, all on the date the stock-based awards are granted.

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of contracts with customers are satisfied, which occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products to its customers. Sales, value added, and other taxes collected concurrent with revenue-producing activities are excluded from revenue.
For the vast majority of product sales, the Company transfers control and recognizes revenue when it ships the product from its facility to its customer. The amount of consideration the Company receives, and the revenue recognized varies with sales discounts, volume rebate programs, and indexed material pricing. When the Company offers customers retrospective volume rebates, it estimates the expected rebates based on an analysis of historical experience. The Company adjusts its estimate of revenue related to volume rebates at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. When the Company offers customers prompt pay sales discounts or agrees to variable pricing based on material indices, it estimates the expected discounts or pricing adjustments based on an analysis of historical experience. The Company adjusts its estimate of revenue related to sales discounts and indexed material pricing to the expected value of the consideration to which the Company will be entitled. The Company includes the variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the volume, discount or indexed material price uncertainties are resolved.
See Note 15 - Segment Reporting for the Company's disclosures of disaggregated revenue.
Shipping and Handling Costs
The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses. Such costs aggregated $203.8 million, $104.4 million, and $77.3 million in the years ended December 31, 2021, 2020, and 2019, respectively.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This ASU will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The Company chose to early adopt ASU 2021-08 at the beginning of the fourth quarter of 2021 as it impacted the valuation of the contract liabilities assumed in the September 2021 acquisition of Furrion Holdings Limited ("Furrion"). The adoption of this ASU did not result in retrospective impacts to the other business combinations previously completed during the year ended December 31, 2021. Upon adoption, this ASU did not have a material effect on our consolidated financial position or results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The Company chose to early adopt ASU 2020-06 in 2021. This ASU had no retrospective changes but impacted how the convertible debt the Company issued in May 2021 was both recognized and disclosed.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2021	2020	2019
Weighted average shares outstanding for basic earnings per share	25,257	25,134	24,998
Common stock equivalents pertaining to stock-based awards	170	121	95
Weighted average shares outstanding for diluted earnings per share	25,427	25,255	25,093

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	119	111	123
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method in accordance with ASU 2020-06. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. The average closing price of the Company's common stock for the year ended December 31, 2021 is used as the basis for determining the dilutive effect on earnings per share. The average price of the Company's common stock for the year ended December 31, 2021 was less than the conversion price of $165.65, and, therefore, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks ("the Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For periods where the Warrants' strike price of $259.84 per share is greater than the average share price of the Company's common stock for the period, the Warrants would be antidilutive. For the year ended December 31, 2021, the average share price was below the Warrant strike price, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2021

Exertis

In October 2021, the Company acquired certain business assets of Stampede Presentation Products, Inc. d/b/a Exertis ("Exertis"), a global distribution company, in exchange for $39.7 million. The acquisition qualifies as a business combination for accounting purposes and supports the acquisition of Furrion by allowing the Company to provide logistics and warehousing to serve Furrion's North American customer base. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

The Company had a pre-existing relationship with Exertis where Exertis had a prepaid asset and the Company had an equal and offsetting deferred revenue liability of $24.8 million, which was effectively settled immediately prior to the business combination. No gain or loss was recognized in the effective settlement of the deferred revenue liability. The Company is in the process of validating account balances and determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet. The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration	$39,704

Net tangible assets	31,504
Total fair value of net assets acquired	$31,504

Goodwill (tax deductible)	$8,200
The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Furrion

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with fixed payments of $31.3 million due on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. The deferred acquisition fixed payments are recorded at their respective discounted present values in the Consolidated Balance Sheet in accrued expenses and other current liabilities and other long-term liabilities at December 31, 2021.

In 2019, the Company and Furrion agreed to terminate an exclusive distribution and supply agreement and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At the date of the Furrion acquisition in September 2021, the Company had a receivable balance of $35.0 million (the "Receivable from Furrion") and Furrion had a corresponding payable balance. In direct connection with the acquisition negotiations, the receivable and payable were effectively settled in the acquisition and the receivable balance is included within the approximate $146.7 million of consideration transferred. No gain or loss was recognized in the effective settlement of the receivable.

The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, in both the Company's OEM and Aftermarket Segments. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, fixed assets, the evaluation of technical tax matters regarding the transaction, and evaluating the various assumptions and forecasts which drive the purchase price allocation which could impact the fair value of intangible assets. The current estimates for intangible assets are based on the Company's historical acquisitions and estimated projections for the acquired company. These preliminary estimates will be updated to the valuation when it is finalized within the measurement period (not to exceed 12 months from the acquisition date) and may change materially. The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$50,534
Effective settlement of Receivable from Furrion	34,956
Discounted value of fixed deferred consideration	61,191
Total fair value of consideration given	$146,681

Customer relationships	$66,300
Other identifiable intangible assets	43,900
Other assets acquired and liabilities assumed, net	(9,518)
Total fair value of net assets acquired	$100,682

Goodwill (not tax deductible)	$45,999
The Company incurred costs during the year ended December 31, 2021 related specifically to this acquisition of $2.3 million, which are included in selling, general and administrative expenses in the Consolidated Statements of Income.

The customer relationships intangible asset is being amortized over its estimated useful life of 12 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Schaudt

In April 2021, the Company acquired 100 percent of the equity interests of Schaudt GmbH Elektrotechnik & Apparatebau ("Schaudt"), a leading supplier of electronic controls and energy management systems for the European caravan industry located in Markdorf, Germany. The purchase price was approximately $29.4 million. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including evaluating the various assumptions and forecasts which drive the purchase price allocation which could impact the fair value of intangible assets. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$29,383

Customer relationships	$13,322
Other identifiable intangible assets	2,640
Other assets acquired and liabilities assumed, net	(186)
Total fair value of net assets acquired	$15,776

Goodwill (not tax deductible)	$13,607
The customer relationships intangible asset is being amortized over its estimated useful life of 12 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Ranch Hand

In April 2021, the Company acquired 100 percent of the equity interests of Kaspar Ranch Hand Equipment, LLC ("Ranch Hand"), a manufacturer of custom bumpers, grill guards, and steps for the automotive aftermarket headquartered in Shiner, Texas. The purchase price was approximately $56.9 million, plus contingent consideration up to $3.0 million. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's Aftermarket Segment. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was recorded on the acquisition date as follows (in thousands):

Cash consideration, net of cash acquired	$56,857
Contingent consideration	3,000
Total fair value of consideration given	$59,857

Customer relationships	$24,500
Other identifiable intangible assets	9,100
Net tangible assets	16,923
Total fair value of net assets acquired	$50,523

Goodwill (tax deductible)	$9,334
The customer relationships intangible asset is being amortized over its estimated useful life of 13 years. The fair value of this asset was determined using a discounted cash flow model, which is a Level 3 input in the fair value hierarchy. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Other Acquisitions in 2021

During the year ended December 31, 2021, the Company completed two other acquisitions totaling $17.8 million of cash purchase consideration, plus holdback payments of $2.1 million to be paid over the two years following the closings of the respective acquisitions and contingent consideration of up to $2.0 million. Holdback payments of $0.6 million were paid during the year ended December 31, 2021. The preliminary purchase price allocations resulted in $8.6 million of goodwill (tax deductible) and $7.8 million of acquired identifiable intangible assets. As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions in 2020

Veada

In December 2020, the Company acquired 100 percent of the outstanding capital stock of Veada Industries, Inc. ("Veada"), a manufacturer and distributor of boat seating and marine accessories based in New Paris, Indiana. The purchase price was $69.0 million, net of cash acquired, which included initial holdback payments of $12.2 million to be paid over the two years following the closing of the acquisition. During the year ended December 31, 2021, holdback payments of $9.9 million were paid and holdback payment requirements were reduced by $0.5 million related to net working capital true-ups. The remaining holdback payment of $1.8 million is recorded in the Consolidated Balance Sheet in accrued expenses and other current liabilities at December 31, 2021. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. As the acquisition of Veada was not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures were not presented.
During the year ended December 31, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to assumptions and estimates related to the fair value of intangible assets and fixed assets, and to adjust the purchase price for final net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The acquisition of this business was recorded, as updated, on the acquisition date as follows (in thousands):

	Preliminary at December 31, 2020	Measurement Period Adjustments	As Adjusted at December 31, 2021
Cash consideration	$56,760	$(141)	$56,619
Holdback payment	12,219	—	12,219
Total value of consideration given	$68,979	$(141)	$68,838

Customer relationship	$30,000	$(11,400)	$18,600
Other identifiable intangible assets	7,250	(2,350)	4,900
Net tangible assets	8,864	3,549	12,413
Total fair value of net assets acquired	$46,114	$(10,201)	$35,913

Goodwill (not tax deductible)	$22,865	$10,060	$32,925
The customer relationship intangible asset is being amortized over its estimated useful life of 15 years. The fair value of this asset was determined using a discounted cash flow model, which is a Level 3 input in the fair value hierarchy. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Challenger

In November 2020, the Company acquired substantially all of the business assets of Challenger Door, LLC ("Challenger"), a leading manufacturer and distributor of branded doors for the RV industry and products for specialty and cargo trailers, based in Nappanee, Indiana. The purchase price was $35.0 million, which included holdback payments of up to $4.5 million to be paid over the two years following the closing of the acquisition. These holdback payment requirements were reduced by $4.3 million during the year ended December 31, 2021, due to net working capital true-ups and other indemnification claims. The remaining holdback payment of $0.2 million is recorded in the Consolidated Balance Sheet in accrued expenses and other current liabilities at December 31, 2021. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

During the year ended December 31, 2021, the Company adjusted the preliminary purchase price allocation reported at December 31, 2020 to account for updates to net working capital balances and assumptions and estimates related to the fair value of fixed assets and intangible assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

Polyplastic

In January 2020, the Company acquired 100 percent of the equity interests of Polyplastic Group B.V. (with its subsidiaries "Polyplastic"), a premier window supplier to the caravanning industry, headquartered in Rotterdam, Netherlands. The purchase price was $95.8 million, net of cash acquired, plus contingent consideration up to $7.7 million, based on future sales by this operation. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

Acquisitions in 2019

CURT

In December 2019, the Company acquired 100 percent of the equity interests of CURT Acquisition Holdings, Inc. (with its subsidiaries "CURT"), a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket, headquartered in Eau Claire, Wisconsin. The purchase price was $336.6 million, net of cash acquired. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's Aftermarket Segment. The Company incurred costs during the year ended December 31, 2019 related specifically to this acquisition of $1.0 million, which are included in selling, general and administrative expenses in the Consolidated Statements of Income.

PWR-ARM

In November 2019, the Company acquired the PWR-ARM brand and electric powered Bimini business assets of Schwintek, Inc. ("PWR-ARM"), a premier electric sunshade solution for pontoon and smaller power boats. The purchase price was $45.0 million, which included holdback payments of $5.0 million to be paid over the subsequent two years. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

Lewmar Marine Ltd.

In August 2019, the Company acquired 100 percent of the equity interests of Lewmar Marine Ltd. and related entities (collectively, "Lewmar"), a supplier of leisure marine equipment, headquartered in Havant, United Kingdom ("U.K."). The purchase price was $43.2 million, net of cash acquired. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

Other Acquisitions in 2019

During fiscal 2019, the Company completed four other acquisitions totaling $26.9 million of purchase consideration, net of cash acquired.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2019	$215,620	$135,494	$351,114
Acquisitions – 2020	84,774	523	85,297
Measurement period adjustments	(2,251)	12,613	10,362
Foreign currency translation	7,810	145	7,955
Net balance – December 31, 2020	305,953	148,775	454,728
Acquisitions – 2021	70,836	14,938	85,774
Measurement period adjustments	9,519	(23)	9,496
Foreign currency translation	(6,845)	27	(6,818)
Net balance – December 31, 2021	$379,463	$163,717	$543,180

The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2021, 2020, and 2019, and concluded no goodwill impairment existed at that time. The Company plans to update its assessment as of November 30, 2022, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance as of each of December 31, 2021, 2020, and 2019 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2019.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2021	2020
OEM Segment	$330,930	$260,778
Aftermarket Segment	189,027	160,107
Other intangible assets	$519,957	$420,885
Other intangible assets consisted of the following at December 31, 2021:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$487,853	$127,048	$360,805	6	to	17
Patents	116,725	53,479	63,246	3	to	20
Trade names (finite life)	93,994	16,497	77,497	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,464	5,439	6,025	3	to	6
Other	309	212	97	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$722,632	$202,675	$519,957
The Company performed its annual impairment test for indefinite lived intangible assets as of November 30, 2021, 2020, and 2019, and concluded no impairment existed at that time.

Other intangible assets consisted of the following at December 31, 2020:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$398,613	$95,443	$303,170	6	to	17
Patents	92,128	47,090	45,038	3	to	20
Trade names (finite life)	69,686	11,272	58,414	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	6,478	4,617	1,861	3	to	6
Other	309	194	115	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$579,501	$158,616	$420,885
Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2021	2020	2019
Cost of sales	$5,783	$5,101	$5,200
Selling, general and administrative expense	41,782	32,772	18,558
Amortization expense	$47,565	$37,873	$23,758

Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2022	2023	2024	2025	2026
Cost of sales	$8,543	$8,172	$7,699	$6,701	$6,189
Selling, general and administrative expense	45,684	44,824	43,804	41,464	39,610
Amortization expense	$54,227	$52,996	$51,503	$48,165	$45,799

5.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2021	2020
Raw materials	$833,992	$356,921
Work in process	48,250	24,189
Finished goods	213,665	112,789
Inventories, net	$1,095,907	$493,899

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2021	2020	in Years
Land	$20,494	$23,063
Buildings and improvements	212,882	197,291	10 to 40
Leasehold improvements	29,976	27,606	3 to 20
Machinery and equipment	435,135	369,990	3 to 15
Furniture and fixtures	108,940	94,055	3 to 15
Construction in progress	35,035	38,133
Fixed assets, at cost	842,462	750,138
Less accumulated depreciation and amortization	416,007	362,920
Fixed assets, net	$426,455	$387,218
Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2021	2020	2019
Cost of sales	$48,962	$45,388	$39,442
Selling, general and administrative expenses	15,793	14,719	12,158
Total	$64,755	$60,107	$51,600

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2021	2020
Employee compensation and benefits	$85,760	$62,555
Deferred acquisition payments and contingent consideration*	39,307	16,627
Current portion of accrued warranty	33,874	32,451
Customer rebates	11,541	23,670
Other	72,956	52,897
Accrued expenses and other current liabilities	$243,438	$188,200
* Includes current portion of contingent consideration (Note 12) and deferred consideration and holdback payments related to acquisitions (Note 4).
Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company's historical warranty costs, warranty claim lag, and sales. The following table provides a reconciliation of the activity related to the Company's accrued warranty, including both the current and long-term portions, for the years ended December 31:

(In thousands)	2021	2020	2019
Balance at beginning of period	$47,091	$47,167	$46,530
Provision for warranty expense	28,223	19,037	30,520
Warranty liability from acquired businesses	7,890	2,915	287
Warranty costs paid	(31,090)	(22,028)	(30,170)
Balance at end of period	52,114	47,091	47,167
Less long-term portion	18,240	14,640	17,269
Current portion of accrued warranty at end of period	$33,874	$32,451	$29,898
Warranty costs paid for the year ended December 31, 2021 included $3.5 million of payments related to a specific warranty issue known at the time of acquisition of CURT in December 2019. These payments will be reimbursed to the Company by the sellers of CURT under the terms of the stock purchase agreement.

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $11.6 million, $9.0 million, and $7.7 million to this plan during the years ended December 31, 2021, 2020, and 2019, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the "Plan"). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $3.1 million, $2.9 million, and $0.9 million during the years ended December 31, 2021, 2020, and 2019, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company's obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $2.0 million, $0.2 million, and $1.7 million from the Plan during the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, deferred compensation of $42.6 million and $38.5 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $1.1 million and $0.2 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests approximately 100 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2021 and 2020, life insurance contract assets of $47.8 million and $35.3 million, respectively, were recorded in other assets.

Dutch Pension Plans

The acquisition of Polyplastic in January 2020 included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provide benefits based on years of service and average pay. The benefits earned by the employees are immediately vested. The Company funds the future obligations of the Dutch pension plans by purchasing non-participating annuities from a large multi-national insurance company that cover the vested pension benefit obligation of the participant, but do not cover future indexations or cost of living adjustments that are provided in plan benefits. Each year the Company will make premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan assets with the assistance of an actuary using unobservable inputs (Level 3), which is determined as the present value of the accrued benefits guaranteed by the insurer.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch pension plans for the year ended December 31, 2021 and the period from the acquisition of Polyplastic through December 30, 2020:

(In thousands)	2021	2020
Projected Benefit Obligation
Projected benefit obligation at beginning of period	$96,712	$78,579
Interest cost	652	1,007
Net service cost	4,352	3,357
Employee contributions	626	571
Benefits paid	(1,097)	(925)
Actuarial (gain) loss, net	(8,390)	5,453
Unrealized (gain) loss on foreign exchange	(7,262)	8,670
Projected benefit obligation at end of period	85,593	96,712

Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$61,936	$49,914
(Decrease) increase in plan asset value	(5,768)	5,887
Employer contributions	1,419	1,222
Employee contributions	626	571
Benefits and administrative expenses paid	(1,377)	(1,201)
Unrealized (loss) gain on foreign exchange	(4,540)	5,543
Fair value of plan assets at end of period	52,296	61,936

Underfunded status of the plans at end of the period	$33,297	$34,776

Accumulated benefit obligation	$85,593	$96,712

The following actuarial assumptions were used to determine the actuarial present value of the projected benefit obligation and the net periodic pension costs for the Dutch pension plans at December 31:

	2021	2020
Discount rate	1.30%	0.70%
Expected return on plan assets	1.30%	0.70%
Wage inflation	2.00%	2.00%
Additionally, the Company assumed expected indexation that conforms to the growth path established by Dutch pension law, which ranged from 0.0 percent at acquisition to 2.0 percent in 2034 and thereafter for the year ended December 31, 2020, and 0.5 percent in 2022 to 2.0 percent in 2034 and thereafter for the year ended December 31, 2021.

Amounts recognized for the Dutch pension plans in the Consolidated Balance Sheets consisted of the following at December 31:

(In thousands)	2021	2020
Deferred taxes	$8,594	$8,694
Other long-term liabilities	33,297	34,776
Accumulated other comprehensive income (loss)	2,107	(207)
The components of net periodic pension cost for the Dutch pension plans included the following for the years ended December 31:

(In thousands)	2021	2020
Net service cost	$(4,352)	$(3,357)
Interest cost	(652)	(1,007)
Expected return on plan assets	424	626
Administrative charges	(280)	(276)
Net periodic pension cost	$(4,860)	$(4,014)
Plan assets at December 31, 2021 consisted of insurance contracts. Under Dutch pension law, the pension insurer is legally required to pay the funded benefits to the participants. The insurer cannot unilaterally return the obligation to the employer and the employer has no risks related to the assets. As the surrender value of the contract is less than the guarantee value, the guarantee value is used as the value of the plan assets. This value is the net present value of the accrued benefits against the same assumptions as applied in the valuation of the liability. As such, the expected return is equal to the discount rate.

The Company's 2022 minimum funding requirements are expected to be $1.4 million. The estimate of future annual contributions is based on current funding and the unconditional indexation requirements, and the Company believes these contributions will be sufficient to fund the Dutch pension plans.

Expected benefit payments to eligible participants under the Dutch pension plans for the next ten years are as follows (in thousands):

2022	$1,049
2023	1,181
2024	1,246
2025	1,345
2026	1,480
2027 - 2031	9,426

9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2021	2020
Convertible Notes	$460,000	$—
Term Loan	395,000	285,000
Revolving Credit Loan	403,953	394,888
Shelf-Loan Facility	50,000	50,000
Other	5,997	9,652
Unamortized deferred financing fees	(11,988)	(1,291)
	1,302,962	738,249
Less current portion	(71,003)	(17,831)
Long-term indebtedness	$1,231,959	$720,418
Amended Credit Agreement

On December 14, 2018, the Company and certain of its subsidiaries refinanced its existing credit facility with JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and other bank lenders (as amended, the "Amended Credit Agreement"). The Amended Credit Agreement amended and restated an existing credit agreement dated April 27, 2016 to, among other things, extend the maturity date to December 14, 2023, increase the revolving credit facility from $325.0 million to $600.0 million (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility")) and permit the Company to borrow up to $250.0 million in approved foreign currencies, including Australian dollars, Canadian dollars, pounds sterling, and euros (the "Foreign Sublimit").

On December 19, 2019, the Company and certain of its subsidiaries entered into an Incremental Joinder and Amendment No. 1 of the Amended Credit Agreement to, among other things, provide an incremental term loan facility in the amount of $300.0 million (the "Initial Term Loan"), which the Company borrowed in full to fund a portion of the purchase price for the acquisition of the CURT group of entities, and to further allow the Company to request an increase to the revolving and/or incremental term loan facility by up to an additional $300.0 million in the aggregate upon approval of the lenders providing the increase or incremental term loans and the Company receiving certain other consents (the "Accordion Option"). As a result of the addition of the Initial Term Loan, the total borrowing capacity under the Amended Credit Agreement was increased from $600.0 million to $900.0 million.

On May 7, 2021, the Company and certain of its subsidiaries entered into an Amendment No. 2 of the Amended Credit Agreement to, among other things, permit the issuance of the Convertible Notes and permit the entry into the related Convertible Note Hedge Transactions and Warrant transactions ("Warrant Transactions"). See Note 3 of the Notes to Consolidated Financial Statements for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

On September 7, 2021, the Company and certain of its subsidiaries entered into an Amendment No. 3 of the Amended Credit Agreement to, among other things, permit the Company to acquire the Furrion group of entities, to revise the benchmark replacement language relating to eurocurrency borrowings and to increase the Foreign Sublimit from $250.0 million to $400.0 million (of which $160.1 million, or €138.0 million, was drawn at December 31, 2021).

On December 7, 2021, the Company and certain of its subsidiaries entered into an Amendment No. 4 of the Amended Credit Agreement to, among other things, further extend the maturity date of the facility to December 7, 2026 and provide for new term loans to the Company in an aggregate principal amount of $400.0 million (the "New Term Loan"), which the Company borrowed in full to prepay in full the Initial Term Loan and fund operations, and increase the Accordion Option from $300.0 million to $400.0 million. The New Term Loan is required to be repaid in an amount equal to 1.25 percent of original principal amount of the New Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, and then 1.875 percent of the original principal amount of New Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the New Term Loan of each additional payment until the extended maturity date. As a result of the New Term Loan, the total borrowing capacity under the Amended Credit Agreement was increased from $900.0 million to $1.0 billion.

Interest on borrowings under the revolving credit facility under the Amended Credit Agreement are designated from time to time by the Company as any of (i) the Alternate Base Rate (defined in the Amended Credit Agreement as the greatest of (a) the "Prime Rate" of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.5 percent, and (c) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period plus 1.0 percent), plus additional interest ranging from 0.0 percent to 0.625 percent (0.375 percent was applicable at December 31, 2021) depending on the Company’s total net leverage ratio, (ii) for any Term Benchmark Loan (as defined in the Amended Credit Agreement), the Adjusted LIBO Rate for borrowings in US Dollars, the Adjusted EURIBOR Rate for borrowings in Euros, the CDOR for borrowings in Canadian Dollars or the AUD Rate for borrowings in Australian Dollars (each as defined in the Amended Credit Agreement) for a period equal to one, two, three, or six months as selected by the Company, subject to certain limitations, plus additional interest ranging from 0.875 percent to 1.625 percent (1.375 percent was applicable at December 31, 2021) depending on the Company’s total net leverage ratio, or (iii) for any RFR Loan (as defined in the Amended Credit Agreement), the Daily Simple RFR for borrowings in Pounds Sterling (as defined in the Amended Credit Agreement) plus additional interest ranging from 0.9076 percent to 1.6576 percent (1.4076 percent was applicable at December 31, 2021) depending on the Company’s total net leverage ratio. The New Term Loan was borrowed in U.S. Dollars and bears interest for other borrowings in U.S. Dollars as set forth above. At December 31, 2021 and 2020, the Company had $27.8 million and $2.9 million, respectively, in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility was $168.3 million at December 31, 2021. A commitment fee ranging from 0.150 percent to 0.225 percent (0.200 percent was applicable at December 31, 2021) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Shelf-Loan Facility

On February 24, 2014, the Company and certain of its subsidiaries entered into a $150.0 million shelf-loan facility (as amended and restated, the "Shelf-Loan Facility") with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates ("Prudential"). On March 20, 2015, the Company issued $50.0 million of Senior Promissory Notes ("Series A Notes") to Prudential for a term of five years, at a fixed interest rate of 3.35 percent per annum, payable quarterly in arrears. On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the "Series B Notes") to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears, of which the entire amount was outstanding at December 31, 2021. The net proceeds of the Series B Notes were used to repay the Series A Notes. On November 11, 2019, the Company and certain of its subsidiaries amended and restated the Shelf-Loan Facility to provide for a new $200.0 million shelf facility pursuant to which the Series B Notes are currently outstanding and to conform certain covenants to the Amended Credit Agreement. The Series B Notes are due March 29, 2022, and the Shelf-Loan Facility expires on November 11, 2022.

On March 31, 2020, the Company and certain of its subsidiaries entered into a Consent and Amendment to the Shelf-Loan Facility to join certain Company subsidiaries that were acquired in the CURT acquisition as guarantors and permit other internal restructuring matters related to certain of the Company's subsidiaries. On September 21, 2020, the Company and certain of its subsidiaries entered into a Second Amendment to the Shelf-Loan Facility to conform additional covenants to the Amended Credit Agreement. On May 7, 2021, the Company and certain of its subsidiaries entered into a Third Amendment to the Shelf-Loan Facility to permit the issuance of the Convertible Notes and permit the entry into the related Convertible Note Hedge Transactions and Warrant Transactions. On September 7, 2021, the Company and certain of its subsidiaries entered into a Fourth Amendment to the Shelf-Loan Facility to permit the Company to, among other things, acquire the Furrion group of entities.

The Shelf-Loan Facility provides for Prudential to consider purchasing, at the Company’s request, in one or a series of transactions, additional Senior Promissory Notes of the Company in the aggregate principal amount of up to $150.0 million (excluding the Company's Series B Notes already outstanding). Prudential has no obligation to purchase the Senior Promissory Notes. Interest payable on the Senior Promissory Notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential.

Convertible Notes

On May 13, 2021, the Company issued $460.0 million in aggregate principal amount of 1.125 percent convertible senior notes due 2026 in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $447.8 million after deducting the initial purchasers' discounts and offering expenses payable by the Company. The Convertible Notes bear interest at a coupon rate of 1.125 percent per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes will mature on May 15,

2026, unless earlier converted, redeemed, or repurchased, in accordance with their terms. No sinking fund is provided for the Convertible Notes. There are no registration rights associated with the Convertible Notes or the common stock issuable upon conversion of the Convertible Notes.

The initial conversion rate of the Convertible Notes is 6.0369 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $165.65 per share of the Company's common stock. The conversion rate of the Convertible Notes is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest on any Convertible Note being converted, except in limited circumstances. As of December 31, 2021, the conversion rate was 6.0553 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the Convertible Notes (the "Indenture")) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding January 15, 2026, the Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price (as defined in the Indenture) per share of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98 percent of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain specified corporate events described in the Indenture. On or after January 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the notes being converted.

The Company may not redeem the Convertible Notes prior to May 20, 2024. On or after May 20, 2024, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company's option, if the last reported sale price of the Company's common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100 percent of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Convertible Notes may require the Company to repurchase for cash all or any portion of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest on such Convertible Notes to, but not including, the fundamental change repurchase date (as defined in the Indenture).

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $506.0 million at December 31, 2021 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At December 31, 2021, the fair value of the Company's long-term debt under the Amended Credit Agreement and the Shelf-Loan Facility approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Amended Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of certain of the Company's direct and indirect subsidiaries (including up to 65 percent of the equity interests of certain "controlled foreign corporations").

Pursuant to the Amended Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At each of December 31, 2021 and 2020, the Company was in compliance with all such requirements and expects to remain in such compliance for the next twelve months.

The Amended Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, as defined in the Amended Credit Agreement and the Shelf-Loan Facility. This limitation did not impact the Company's ability to incur additional indebtedness under its revolving credit facility at December 31, 2021. The combined remaining availability under the revolving credit facility and the potential additional notes issuable under the Shelf-Loan Facility was $318.3 million at December 31, 2021. The Company believes the availability of $168.3 million under the revolving credit facility under the Amended Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

10.    INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2021	2020	2019
United States	$378,460	$216,234	$189,834
Foreign	3,584	(6,753)	1,580
Total earnings before income taxes	$382,044	$209,481	$191,414
The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2021	2020	2019
Current:
Federal	$78,604	$42,541	$33,655
State and local	17,044	9,165	6,764
Foreign	1,936	839	1,070
Total current provision	97,584	52,545	41,489
Deferred:
Federal	2,192	2,342	5,923
State and local	(517)	(671)	(969)
Foreign	(4,954)	(3,175)	(1,538)
Total deferred provision	(3,279)	(1,504)	3,416
Provision for income taxes	$94,305	$51,041	$44,905
The Company had cash and cash equivalents of approximately $62.9 million and $51.8 million at December 31, 2021 and 2020, respectively, of which approximately 71 percent and 66 percent was held by subsidiaries in foreign countries. The Company historically reinvested all unremitted earnings of its foreign subsidiaries and affiliates, and therefore had not recognized any U.S. deferred tax liability on those earnings. However, the Tax Cuts and Jobs Act change in the U.S. taxation of foreign income led the Company to reassess its position as it relates to permanent reinvestment, and it has now determined that it will only assert permanent reinvestment in its Canadian subsidiaries. The Company examined the potential liabilities related to investments in foreign subsidiaries and concluded that there is no material deferred tax liabilities that should be recorded.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2021, 2020, and 2019 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2021	2020	2019
Income tax at federal statutory rate	$80,229	$43,991	$40,197
State income tax, net of federal income tax impact	13,056	6,710	4,578
Section 162(m) permanent addback	6,153	3,015	587
Federal tax credits	(1,230)	(1,307)	(1,435)
Share-based payment compensation excess tax benefit	(1,191)	(190)	(1,579)
Other	(2,712)	(1,178)	2,557
Provision for income taxes	$94,305	$51,041	$44,905
At December 31, 2021, the Company had domestic federal income taxes payable of $8.5 million, domestic state income taxes payable of $1.6 million, and foreign taxes receivable of $1.6 million recorded. At December 31, 2020, the Company had domestic federal income taxes payable of $7.2 million, domestic state income taxes payable of $1.9 million, and foreign taxes receivable of $1.8 million recorded.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2021	2020
Deferred tax assets:
Stock-based compensation	$2,632	$2,084
Pension	8,594	8,694
Deferred compensation	15,923	13,325
Warranty	10,790	10,848
Convertible debt bond hedge	21,699	—
Inventory	16,502	7,443
Other	5,792	6,390
Lease obligation asset	41,066	22,488
Net operating loss and interest carryforwards	10,132	4,857
Total deferred tax assets before valuation allowance	133,130	76,129
Less: Valuation allowance	(1,054)	(2,809)
Total deferred tax assets net of valuation allowance	132,076	73,320
Deferred tax liabilities:
Lease obligation liability	(38,770)	(21,523)
Fixed assets	(45,562)	(35,637)
Intangible assets	(87,035)	(69,992)
Total deferred tax liabilities	(171,367)	(127,152)

Net deferred tax liabilities	$(39,291)	$(53,832)
At December 31, 2021 and 2020, the Company had net foreign deferred tax liabilities of $26.2 million and $17.3 million, respectively, primarily related to intangible assets and foreign pension obligations included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2021, the Company had deferred tax assets recorded related to foreign net operating losses and tax credit carryforwards of $10.1 million, net. This includes $1.2 million related to U.K. entities, $2.4 million related to Italian entities, and $6.5 million related to Hong Kong entities. The net operating losses and tax credit carryforwards have indefinite lives.

The foreign valuation allowance for U.K. deferred tax assets as of December 31, 2021 and 2020 was $0.9 million and $2.6 million, respectively. These valuation allowances were related to net operating losses and tax credit carryforwards related to the U.K. entities. The net change in the total valuation allowance for the year ended December 31, 2021 was a decrease of $1.7 million. The decrease in the valuation allowance was due to income in the U.K. in 2021. Based upon historical results and estimated future results, it is the judgment of management that these tax carryforward attributes related to the U.K. entities are not likely to be realized. The Company has concluded it is more likely than not that it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2021	2020	2019
Balance at beginning of period	$8,921	$8,214	$4,325
Changes in tax positions of prior years	(69)	—	480
Additions based on tax positions related to the current year	12,826	1,720	4,288
Closure of tax years	(1,216)	(1,013)	(879)
Balance at end of period	$20,462	$8,921	$8,214
In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $0.8 million, $0.7 million, and $0.4 million at December 31, 2021, 2020, and 2019, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $20.5 million, $8.8 million, and $7.9 million at December 31, 2021, 2020, and 2019, respectively, would, if recognized, increase the Company’s earnings, and lower the Company's annual effective tax rate in the year of recognition.

The year over year increase in the total amount of unrecognized tax benefits was to reflect a reserve recorded as part of a current year acquisition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. federal and state income tax purposes, tax years 2020, 2019, and 2018 remain subject to examination. The Company is currently under examination by the U.S. Internal Revenue Service for the tax year 2018.

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

11.    LEASES

The components of lease cost were as follows for the years ended December 31:

(In thousands)	2021	2020	2019
Operating lease cost	$43,794	$33,046	$21,899
Short-term lease cost	4,689	2,272	2,611
Variable lease cost	3,269	2,266	1,781
Total lease cost	$51,752	$37,584	$26,291
At December 31, 2021, the Company's operating leases had a weighted-average remaining lease term of 8.4 years and a weighted-average discount rate of 4.3 percent.

Cash Flows

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for leases greater than twelve months. As a result of the adoption, the initial right-of-use assets of $66.4 million were recognized as non-cash asset additions upon adoption of Topic

842 at January 1, 2019. Additional right-of use assets of $96.7 million and $31.4 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the twelve months ended December 31, 2021, and 2020, respectively, which included $12.5 million and $13.2 million of right-of-use assets from acquisitions, respectively. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $35.7 million and $29.6 million for the twelve months ended December 31, 2021 and 2020, respectively.

Future minimum lease payments under operating leases as of December 31, 2021 were as follows:

(In thousands)
Year Ending December 31,
2022	$36,416
2023	29,561
2024	26,228
2025	23,300
2026	17,483
Thereafter	77,438
Total future minimum lease payments	210,426
Less: Interest	(36,397)
Present value of operating lease liabilities	$174,029

12.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at December 31, 2021 and 2020, based on the present value of the expected future cash flows using a market participant's weighted average cost of capital of 13.1 percent and 13.0 percent, respectively.

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

The following table provides a reconciliation of the Company's contingent consideration liability for the years ended December 31:

(In thousands)	2021	2020	2019
Balance at beginning of period	$4,609	$4,396	$7,302
Acquisitions	5,000	2,796	—
Payments	(3,194)	(1,633)	(10)
Accretion (a)	228	601	792
Fair value adjustments (a) (b)	409	(1,947)	(3,691)
Net foreign currency translation adjustment	(141)	396	3
Balance at end of the period (c)	6,911	4,609	4,396
Less current portion in accrued expenses and other current liabilities	(5,036)	(2,683)	(2,351)
Total long-term portion in other long-term liabilities	$1,875	$1,926	$2,045
a.Recorded in selling, general and administrative expenses in the Consolidated Statements of Income.
b.Includes adjustments to assumptions on weighted average cost of capital and relevant sales projections.

c.Amounts represent the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of December 31, 2021 were $8.4 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company's products. As a result, the Company has incurred expenses associated with product recalls from time to time, and may incur expenditures for future investigations or product recalls.

Environmental

The Company's operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company's current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2021, would not be material to the Company's financial position or annual results of operations.

13.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at December 31:

(In thousands)	2021	2020
Common stock authorized	75,000	75,000
Common stock issued	28,360	28,243
Treasury stock	3,087	3,087
Common stock outstanding	25,273	25,156
Dividends

The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2019	$0.60	03/08/19	03/22/19	$14,999
Second Quarter 2019	0.65	06/07/19	06/21/19	16,267
Third Quarter 2019	0.65	09/06/19	09/20/19	16,267
Fourth Quarter 2019	0.65	12/06/19	12/20/19	16,280
Total 2019	$2.55			$63,813

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Third Quarter 2020	0.75	09/04/20	09/18/20	18,865
Fourth Quarter 2020	0.75	12/04/20	12/18/20	18,866
Total 2020	$2.80			$70,401

First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Third Quarter 2021	0.90	09/03/21	09/17/21	22,747
Fourth Quarter 2021	0.90	12/03/21	12/17/21	22,746
Total 2021	$3.45			$87,171
Stock-Based Awards

Prior to stockholder approval of the LCI Industries 2018 Omnibus Incentive Plan (the "2018 Plan") in May 2018, the Company granted to its directors, employees, and other eligible persons common stock-based awards, such as stock options, deferred and restricted stock units, restricted stock, and stock awards pursuant to the LCI Industries Equity Award and Incentive Plan, as Amended and Restated (the "2011 Plan"), which was approved by stockholders in May 2011. On May 24, 2018, the Company's stockholders approved the 2018 Plan, which provides that the number of shares of common stock that may be the subject of awards and issued under the 2018 Plan is 1,500,000, plus shares subject to any awards outstanding as of May 24, 2018 under the 2011 Plan that subsequently expire, are forfeited or canceled, are settled for cash, are not issued in shares, or are tendered or withheld to pay the exercise price or satisfy any tax withholding obligations related to the award. Following the stockholders' approval of the 2018 Plan, no further awards may be made under the 2011 Plan. Executive officers and other employees of the Company and its subsidiaries and affiliates, and independent directors, consultants, and others who provide substantial services to the Company and its subsidiaries and affiliates, are eligible to be granted awards under the 2018 Plan. Under the 2018 Plan, the Compensation Committee of LCII's Board of Directors is authorized to grant stock options, stock appreciation rights, restricted stock awards, stock unit awards, other stock-based awards, and cash incentive awards.

The number of shares available for future awards under the 2018 Plan was 1,195,993, 1,300,115, and 1,361,748 at December 31, 2021, 2020, and 2019, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2021	2020	2019
Deferred and restricted stock units	$16,487	$14,329	$14,342
Stock awards	10,674	4,173	1,735
Stock-based compensation expense	$27,161	$18,502	$16,077
Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses.

Deferred and Restricted Stock Units

The 2018 Plan provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units ("DSUs"), and those with time-based vesting provisions, such as restricted stock units ("RSUs"), to directors, employees and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant.

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. As a result of the Company's executive succession, the vesting of certain DSUs was accelerated pursuant to contractual obligations with certain employees whose employment terminated. In addition, DSUs are issued in lieu of certain cash compensation. Transactions in DSUs and RSUs under the 2011 Plan or the 2018 Plan, as applicable, are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2018	264,406	$83.84
Issued	6,073	89.82
Granted	252,068	81.07
Dividend equivalents	10,243	89.65
Forfeited	(9,079)	89.67
Vested	(177,563)	69.65
Outstanding at December 31, 2019	346,148	$87.54
Issued	5,703	97.42
Granted	150,319	97.70
Dividend equivalents	10,042	95.08
Forfeited	(21,856)	91.79
Vested	(155,269)	87.69
Outstanding at December 31, 2020	335,087	$90.04
Issued	4,653	137.62
Granted	109,767	142.37
Dividend equivalents	7,233	134.78
Forfeited	(6,696)	114.66
Vested	(164,333)	87.64
Outstanding at December 31, 2021	285,711	$110.41
As of December 31, 2021, there was $16.1 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.3 years.

Stock Awards and Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in performance-based stock awards and PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2018	187,368	$91.39
Granted	48,995	78.11
Dividend equivalents	3,658	67.03
Forfeited	(8,459)	106.10
Vested	(102,434)	77.93
Outstanding at December 31, 2019	129,128	$96.21
Granted	66,029	98.98
Dividend equivalents	3,303	96.54
Forfeited	(73,581)	107.91
Vested	(5,152)	100.46
Outstanding at December 31, 2020	119,727	$89.92
Granted	40,102	143.54
Dividend equivalents	3,778	134.82
Forfeited	(1,053)	96.55
Vested	(12,593)	95.03
Outstanding at December 31, 2021	149,961	$104.01

As of December 31, 2021, there was $12.0 million of total unrecognized compensation cost related to outstanding stock awards and PSUs, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of income taxes, are as follows:

(In thousands)	Foreign currency items	Pension items	Derivative instrument items	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$2,765	$—	$(1,642)	$1,123
Net foreign currency translation adjustment	4,531	—	—	4,531
Actuarial loss on pension plans	—	(207)	—	(207)
Unrealized gain on fair value of derivative instruments	—	—	1,642	1,642
Net current-period other comprehensive income (loss)	4,531	(207)	1,642	5,966
Accumulated other comprehensive income (loss) at December 31, 2020	7,296	(207)	—	7,089
Net foreign currency translation adjustment	(9,697)	—	—	(9,697)
Actuarial gain on pension plans	—	2,107	—	2,107
Net current-period other comprehensive income (loss)	(9,697)	2,107	—	(7,590)
Accumulated other comprehensive income (loss) at December 31, 2021	$(2,401)	$1,900	$—	$(501)

In both years ended December 31, 2021 and 2020, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

Stock Repurchase Program

On October 31, 2018, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $150.0 million of the Company's common stock over a three-year period. The program expired on October 31, 2021. There were no share repurchases for the years ended December 31, 2021, 2020, and 2019.

14.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company's liabilities measured at fair value on a recurring basis at December 31:

	2021				2020
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 8)	$52,296	$—	$—	$52,296	$61,936	$—	$—	$61,936
Liabilities
Contingent consideration	$6,911	$—	$—	$6,911	$4,609	$—	$—	$4,609
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

15.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 81 percent, 78 percent, and 88 percent of consolidated net sales for each of the years ended December 31, 2021, 2020, and 2019, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 63 percent, 61 percent, and 61 percent of the Company's OEM Segment net sales in 2021, 2020, and 2019, respectively, were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 19 percent, 22 percent, and 12 percent of consolidated net sales for each of the years ended December 31, 2021, 2020, and 2019, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims.

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

The following table presents the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers for the years ended December 31:

		2021
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,229,839	$65,773	$2,295,612
Motorhomes	160,615	98,380	258,995
Adjacent Industries OEMs	939,067	149,938	1,089,005
Total OEM Segment net sales	3,329,521	314,091	3,643,612
Aftermarket Segment:
Total Aftermarket Segment net sales	768,793	60,292	829,085
Total net sales	$4,098,314	$374,383	$4,472,697

		2020
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,288,209	$33,358	$1,321,567
Motorhomes	100,950	57,146	158,096
Adjacent Industries OEMs	563,082	125,166	688,248
Total OEM Segment net sales	1,952,241	215,670	2,167,911
Aftermarket Segment:
Total Aftermarket Segment net sales	607,112	21,143	628,255
Total net sales	$2,559,353	$236,813	$2,796,166

		2019
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,264,404	$12,314	$1,276,718
Motorhomes	110,405	45,218	155,623
Adjacent Industries OEMs	587,521	72,039	659,560
Total OEM Segment net sales	1,962,330	129,571	2,091,901
Aftermarket Segment:
Total Aftermarket Segment net sales	263,382	16,199	279,581
Total net sales	$2,225,712	$145,770	$2,371,482
(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America

Long-lived assets, including net fixed assets, operating lease right-of-use assets, goodwill, and other net intangible assets, domiciled in countries outside of the United States of America were $454.5 million and $306.8 million as of December 31, 2021 and 2020, respectively.

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments			Corporate
(In thousands)	OEM	Aftermarket	Subtotal	and Other	Total

2021
Net sales to external customers (a)	$3,643,612	$829,085	$4,472,697	$—	$4,472,697
Operating profit (b)	304,676	93,734	398,410	—	398,410
Total assets (c)	2,289,746	835,988	3,125,734	162,360	3,288,094
Expenditures for long-lived assets (d)	208,297	166,824	375,121	—	375,121
Depreciation and amortization	83,723	28,597	112,320	—	112,320
2020
Net sales to external customers (a)	$2,167,911	$628,255	$2,796,166	$—	$2,796,166
Operating profit (b)	156,092	66,842	222,934	—	222,934
Total assets (c)	1,559,953	615,425	2,175,378	122,653	2,298,031
Expenditures for long-lived assets (d)	284,109	15,150	299,259	—	299,259
Depreciation and amortization	74,088	23,892	97,980	—	97,980
2019
Net sales to external customers (a)	$2,091,901	$279,581	$2,371,482	$—	$2,371,482
Operating profit (b)	165,290	34,920	200,210	—	200,210
Total assets (c)	1,167,899	595,688	1,763,587	99,008	1,862,595
Expenditures for long-lived assets (d)	166,331	302,857	469,188	—	469,188
Depreciation and amortization	66,807	8,551	75,358	—	75,358

(a)     Thor Industries, Inc., a customer of both segments, accounted for 23 percent, 21 percent, and 27 percent of the Company's consolidated net sales for the years ended December 31, 2021, 2020, and 2019, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 20 percent, 19 percent, and 21 percent of the Company's consolidated net sales for the years ended December 31, 2021, 2020, and 2019, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2021, 2020, and 2019. Accounts receivable from Berkshire Hathaway Inc. accounted for 14 percent of consolidated accounts receivable, net at December 31, 2021. No other customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2021 and 2020.
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
(d)     Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $271.9 million, $230.4 million, and $395.6 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2021, 2020, and 2019, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2021	2020	2019
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$1,320,718	$815,706	$796,434
Windows and doors	1,014,332	620,372	585,464
Furniture and mattresses	701,876	351,107	342,691
Axles and suspension solutions	248,144	145,989	129,471
Other	358,542	234,737	237,841
Total OEM Segment net sales	3,643,612	2,167,911	2,091,901
Total Aftermarket Segment net sales	829,085	628,255	279,581
Total net sales	$4,472,697	$2,796,166	$2,371,482

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of "disclosure controls and procedures" in Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. We continually evaluate our disclosure controls and procedures to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.

As of the end of the period covered by this Form 10-K, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

(a)    Management's Annual Report on Internal Control over Financial Reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

During 2021, the Company completed the Furrion and Exertis acquisitions, which contributed $9.8 million of net sales for the year ended December 31, 2021. Total assets from these acquisitions as of December 31, 2021 were $278.0 million. As the Furrion and Exertis acquisitions occurred in the year ended December 31, 2021, the scope of the Company's evaluation of the effectiveness of internal control over financial reporting does not include Furrion and Exertis. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of our internal control over financial reporting, included elsewhere in this Form 10-K.

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. "Financial Statements and Supplementary Data."

(c)    Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2022 (the "2022 Proxy Statement") and from the information contained under "Information About our Executive Officers" in Part I, Item 1, "Business," in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained in our 2022 Proxy Statement.

We have adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers ("Code of Ethics"), each of which, as well as the Charters and Key Practices, as applicable, of our Audit Committee, Risk Committee, Compensation Committee, Corporate Nominating, Governance and Sustainability Committee, and Strategy and Acquisition Committee, are available on our website at www.lci1.com/investors. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, LCI Industries, 3501 County Road 6 East, Elkhart, Indiana 46514.

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

Item 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our 2022 Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our 2022 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained in our 2022 Proxy Statement.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois, Auditor Firm ID: 185.

The information required by this item concerning principal accountant fees and services is incorporated by reference from the information contained in our 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - "List of Exhibits" incorporated herein by reference.
(b)    Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 21, 2019, by and among Lippert Components, Inc., Curt Acquisition Holdings, LLC and Curt Acquisition Holdings, Inc. (incorporated by reference to Exhibit 2.1 included in the Registrant's Form 8-K filed November 22, 2019).
3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant's Form 10-K for the year ended December 31, 2016).
3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
4.1	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 10-K for the year ended December 31, 2019).
4.2	Indenture, dated May 13, 2021, by and between LCI Industries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 8-K filed on May 14, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2).
10.1†	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.2†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.3†	LCI Industries Equity Award and Incentive Plan, As Amended and Restated (incorporated by reference to Appendix A included in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014).
10.4†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.5	Fourth Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc. and certain subsidiaries thereof, in favor of JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed May 3, 2016).
10.6	Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).

Exhibit Number	Description
10.7	Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).
10.8	Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).
10.9	Second Amended and Restated Parent Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.9 included in the Registrant's Form 8-K filed May 3, 2016).
10.10	Second Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries (other than Lippert Components, Inc.) of Drew Industries Incorporated, in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.10 included in the Registrant's Form 8-K filed May 3, 2016).
10.11	Second Amended and Restated Pledge and Security Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, Lippert Components, Inc., Lippert Components Manufacturing, Inc. and the other Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the benefit of the Noteholders (incorporated by reference to Exhibit 10.11 included in the Registrant's Form 8-K filed May 3, 2016).
10.12	Second Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Lippert Components, Inc., Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of PGIM, Inc. and the Noteholders thereto from time to time (incorporated by reference to Exhibit 10.12 included in the Registrant's Form 8-K filed May 3, 2016).
10.13	Second Amended and Restated Collateral Agency Agreement dated as of April 27, 2016, by and among Lippert Components, Inc. and PGIM, Inc. and the Noteholders thereto from time to time, and JPMorgan Chase Bank, N.A. as collateral agent for the Noteholders (incorporated by reference to Exhibit 10.13 included in the Registrant's Form 8-K filed May 3, 2016).
10.14	Third Amended and Restated Intercreditor Agreement dated as of April 27, 2016, by and among PGIM, Inc. and Affiliates, JPMorgan Chase Bank, N.A. (as Administrative Agent, as Credit Agreement Collateral Agent and Notes Collateral Agent) (incorporated by reference to Exhibit 10.14 included in the Registrant's Form 8-K filed May 3, 2016).
10.15†	Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).
10.16†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.17†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).
10.18†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed May 29, 2018).
10.19†	Form of Performance Stock Unit Award Agreement (EPS) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed May 29, 2018).
10.20†	Form of Performance Stock Unit Award Agreement (ROIC) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed May 29, 2018).
10.21†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).

Exhibit Number	Description
10.22†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.23†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.24†	Separation and General Release Agreement, dated as of November 16, 2018, by and between Lippert Components, Inc. and Scott T. Mereness (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 19, 2018).
10.25	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2018).
10.26†	Form of 2019 Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed March 12, 2019).
10.27†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed March 12, 2019).
10.28†	Form of Extension Agreement with certain officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 12, 2019).
10.29	Form of Series B Note of Lippert Components, Inc. issued pursuant to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed April 2, 2019).
10.30†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.31†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.32	Fifth Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 11, 2019, by and among PGIM, Inc. and certain of its affiliates, Lippert Components, Inc., guaranteed by LCI Industries (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 14, 2019).
10.33	Incremental Joinder and Amendment No. 1, dated as of December 19, 2019, among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., LCI Industries Pte. Ltd., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2019).
10.34	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders, as amended by Incremental Joinder and Amendment No. 1, dated as of December 19, 2019 (incorporated by reference to Exhibit 10.355 to the Registrant's Form 10-K for the year ended December 31, 2019).
10.35
Consent and Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2020, among Lippert Components, Inc., LCI Industries, PGIM, Inc. and the Noteholders party thereto (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 10-Q filed May 7, 2020).

Exhibit Number	Description
10.36†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed May 7, 2020).
10.37	Second Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of September 21, 2020, among Lippert Components, Inc., LCI Industries, PGIM, Inc and the noteholders party thereto (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed November 2, 2020).
10.38	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 10, 2021).
10.39	Third Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 7, 2021, by and among PGIM, Inc. and the noteholders party thereto, Lippert Components, Inc., LCI Industries and the other parties thereto (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on May 10, 2021).
10.40	Purchase Agreement, dated May 10, 2021, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.41	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.42	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.43	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.44	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.45	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.46	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.47	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.48	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.49	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.50	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.51	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed on May 14, 2021).

Exhibit Number	Description
10.52	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.53	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.54	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.55	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.56	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.57	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed November 2, 2021).
10.58	Fourth Amendment to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of September 7, 2021, by and among PGIM, Inc. and the noteholders party thereto, Lippert Components, Inc., LCI Industries and the other parties thereto (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 10-Q filed November 2, 2021).
10.59	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of December 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on December 9, 2021).
10.60*	Consent and Amendment, dated as of December 7, 2021, to Fifth Amended and Restated Note Purchase and Private Shelf Agreement, by and among PGIM, Inc. and the noteholders party thereto, Lippert Components, Inc., LCI Industries and the other parties thereto.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

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

Date:	February 25, 2022	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
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

Date	Signature	Title

February 25, 2022	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 25, 2022	By: /s/ Brian M. Hall (Brian M. Hall)	Chief Financial Officer (principal financial officer)

February 25, 2022	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	Corporate Controller and VP of Finance (principal accounting officer)

February 25, 2022	By: /s/ Tracy D. Graham (Tracy D. Graham)	Chairman of the Board of Directors

February 25, 2022	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 25, 2022	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 25, 2022	By: /s/ Ronald Fenech (Ronald Fenech)	Director

February 25, 2022	By: /s/ James F. Gero (James F. Gero)	Director

February 25, 2022	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 25, 2022	By: /s/ Stephanie K. Mains (Stephanie K. Mains)	Director

February 25, 2022	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 25, 2022	By: /s/ David A. Reed (David A. Reed)	Director

February 25, 2022	By: /s/ John A. Sirpilla (John A. Sirpilla)	Director