Form 10-Q
period 2022-03-31
LCI INDUSTRIES
filed 2022-05-10
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 29, 2022) was 25,415,157 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(In thousands, except per share amounts)

Net sales	$1,644,568	$1,000,258
Cost of sales	1,180,325	758,481
Gross profit	464,243	241,777
Selling, general and administrative expenses	194,542	140,346
Operating profit	269,701	101,431
Interest expense, net	6,252	2,705
Income before income taxes	263,449	98,726
Provision for income taxes	67,268	24,606
Net income	$196,181	$74,120

Net income per common share:
Basic	$7.75	$2.94
Diluted	$7.71	$2.93

Weighted average common shares outstanding:
Basic	25,329	25,193
Diluted	25,461	25,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(In thousands)

Net income	$196,181	$74,120
Other comprehensive loss:
Net foreign currency translation adjustment	(2,882)	(3,589)
Total comprehensive income	$193,299	$70,531

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$55,449	$62,896
Accounts receivable, net of allowances of $8,662 and $6,446 at March 31, 2022 and December 31, 2021, respectively	564,672	319,782
Inventories, net	1,136,230	1,095,907
Prepaid expenses and other current assets	70,766	88,300
Total current assets	1,827,117	1,566,885
Fixed assets, net	450,095	426,455
Goodwill	562,038	543,180
Other intangible assets, net	539,004	519,957
Operating lease right-of-use assets	199,756	164,618
Other long-term assets	62,713	66,999
Total assets	$3,640,723	$3,288,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$21,108	$71,003
Accounts payable, trade	340,909	282,183
Current portion of operating lease obligations	33,500	30,592
Accrued expenses and other current liabilities	345,486	243,438
Total current liabilities	741,003	627,216
Long-term indebtedness	1,265,379	1,231,959
Operating lease obligations	176,255	143,436
Deferred taxes	41,260	43,184
Other long-term liabilities	157,574	149,424
Total liabilities	2,381,471	2,195,219
Stockholders' equity
Common stock, par value $.01 per share	285	284
Paid-in capital	216,798	220,459
Retained earnings	1,103,714	930,795
Accumulated other comprehensive loss	(3,383)	(501)
Stockholders' equity before treasury stock	1,317,414	1,151,037
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders' equity	1,259,252	1,092,875
Total liabilities and stockholders' equity	$3,640,723	$3,288,094

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(In thousands)
Cash flows from operating activities:
Net income	$196,181	$74,120
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	31,812	24,516
Stock-based compensation expense	6,517	7,436
Other non-cash items	1,771	1,318
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(240,404)	(139,245)
Inventories, net	(31,278)	(41,170)
Prepaid expenses and other assets	20,495	(3,328)
Accounts payable, trade	57,808	49,644
Accrued expenses and other liabilities	92,024	31,556
Net cash flows provided by operating activities	134,926	4,847
Cash flows from investing activities:
Capital expenditures	(42,037)	(20,957)
Acquisitions of businesses	(50,089)	(2,779)
Other investing activities	(219)	(605)
Net cash flows used in investing activities	(92,345)	(24,341)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(10,569)	(7,767)
Proceeds from revolving credit facility	372,400	208,863
Repayments under revolving credit facility	(330,600)	(141,489)
Repayments under shelf loan, term loan, and other borrowings	(55,642)	(3,889)
Payment of dividends	(22,870)	(18,939)
Payment of contingent consideration and holdbacks related to acquisitions	(2,031)	(2,792)
Other financing activities	(4)	—
Net cash flows (used in) provided by financing activities	(49,316)	33,987
Effect of exchange rate changes on cash and cash equivalents	(712)	(2,995)
Net (decrease) increase in cash and cash equivalents	(7,447)	11,498
Cash and cash equivalents at beginning of period	62,896	51,821
Cash and cash equivalents cash at end of period	$55,449	$63,319
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,943	$3,564
Cash paid during the period for income taxes, net of refunds	$192	$(86)
Purchase of property and equipment in accrued expenses	$2,400	$3,787

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2020	$282	$227,407	$731,710	$7,089	$(58,162)	$908,326
Net income	—	—	74,120	—	—	74,120
Issuance of 97,086 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(7,768)	—	—	—	(7,767)
Stock-based compensation expense	—	7,436	—	—	—	7,436
Other comprehensive loss	—	—	—	(3,589)	—	(3,589)
Cash dividends ($0.75 per share)	—	—	(18,939)	—	—	(18,939)
Dividend equivalents on stock-based awards	—	325	(325)	—	—	—
Balance - March 31, 2021	$283	$227,400	$786,566	$3,500	$(58,162)	$959,587

Balance - December 31, 2021	$284	$220,459	$930,795	$(501)	$(58,162)	$1,092,875
Net income	—	—	196,181	—	—	196,181
Issuance of 138,208 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(10,570)	—	—	—	(10,569)
Stock-based compensation expense	—	6,517	—	—	—	6,517
Other comprehensive loss	—	—	—	(2,882)	—	(2,882)
Cash dividends ($0.90 per share)	—	—	(22,870)	—	—	(22,870)
Dividend equivalents on stock-based awards	—	392	(392)	—	—	—
Balance - March 31, 2022	$285	$216,798	$1,103,714	$(3,383)	$(58,162)	$1,259,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers. At March 31, 2022, the Company operated over 120 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company's sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, current and future seasonal industry trends have been, and may in the future be, different than in prior years due to various factors, including fluctuations in dealer inventories and the timing of dealer orders, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the impact of severe weather conditions on the timing of industry-wide shipments from time to time, as well as the coronavirus ("COVID-19") pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and related impacts.

The Company is not aware of any significant events which occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Condensed Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COVID-19 and Russia-Ukraine War Update

The ongoing COVID-19 pandemic and the conflict between Russia and Ukraine (the "Russia-Ukraine War") have caused significant uncertainty and disruption in the global economy and financial markets. Management continues to closely monitor the impact of COVID-19 and the Russia-Ukraine War on all aspects of the business. The extent to which COVID-19 and/or the Russia-Ukraine War may impact the Company's liquidity, financial condition, and results of operations in the future remains uncertain.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2021 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

There are no recent accounting pronouncements that have been issued and not yet adopted that are expected to have a material impact on our Condensed Consolidated Financial Statements.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Weighted average shares outstanding for basic earnings per share	25,329	25,193
Common stock equivalents pertaining to stock-based awards	132	132
Weighted average shares outstanding for diluted earnings per share	25,461	25,325

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	111	147
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for the three months ended March 31, 2022, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks ("the Counterparties") sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of common shares upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For the three months ended March 31, 2022, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Three Months Ended March 31, 2022

Girard

In March 2022, the Company acquired substantially all of the business assets of Girard Systems and Girard Products LLC (collectively "Girard"), a manufacturer and distributor of proprietary awnings and tankless water heaters for OEMs and aftermarket customers in the recreational vehicle, specialty vehicle, and related industries. The total fair value of consideration was approximately $70.0 million. The Company paid $50.0 million in cash consideration at closing, with $20.0 million due on July 1, 2022. The deferred acquisition fixed payment is recorded on the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities at March 31, 2022.

The purchase price is subject to customary adjustments for working capital. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, in both the Company's OEM and Aftermarket Segments. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, deferred taxes, and the fair value of intangible assets. The current estimates for intangible assets are based on the Company's historical acquisitions and estimated projections for the acquired company. These estimates will be updated to the valuation when it is finalized within the measurement period (not to exceed 12 months from the acquisition date). The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration	$50,000
Fixed deferred consideration	20,000
Total fair value of consideration given	$70,000

Identifiable intangible assets	$35,000
Other assets acquired and liabilities assumed, net	14,802
Total fair value of net assets acquired	$49,802

Goodwill (tax deductible)	$20,198

The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Acquisitions with Measurement Period Adjustments During the Three Months Ended March 31, 2022

Exertis

In October 2021, the Company acquired certain business assets of Stampede Presentation Products, Inc. d/b/a Exertis ("Exertis"), a global distribution company, in exchange for $39.7 million. The acquisition qualifies as a business combination for accounting purposes and supports the acquisition of Furrion Holdings Limited ("Furrion") by allowing the Company to provide logistics and warehousing to serve Furrion's North American customer base. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
OEM Segment. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

The Company had a pre-existing relationship with Exertis where Exertis had a prepaid asset and the Company had an equal and offsetting deferred revenue liability of $24.8 million, which was effectively settled immediately prior to the business combination. No gain or loss was recognized in the effective settlement of the deferred revenue liability.

During the three months ended March 31, 2022, the Company adjusted the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Furrion

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with fixed payments of $31.3 million due on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. The deferred acquisition fixed payments are recorded at their respective discounted present values in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities and other long-term liabilities at March 31, 2022.

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

During the three months ended March 31, 2022, the Company adjusted the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital and fixed asset balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, fixed assets, the evaluation of technical tax matters regarding the transaction, and evaluating the various assumptions and forecasts which drove the purchase price allocation which could impact the fair value of intangible assets. The current estimates for intangible assets are based on the Company's historical acquisitions and estimated projections for the acquired company. These preliminary estimates will be updated to the valuation when it is finalized within the measurement period (not to exceed 12 months from the acquisition date) and may change materially.

Schaudt

In April 2021, the Company acquired 100 percent of the equity interests of Schaudt GmbH Elektrotechnik & Apparatebau ("Schaudt"), a leading supplier of electronic controls and energy management systems for the European caravan industry located in Markdorf, Germany. The purchase price was approximately $29.4 million. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company's OEM Segment. As operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

During the three months ended March 31, 2022, the Company adjusted and finalized the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital and fixed asset balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2021	$379,463	$163,717	$543,180
Acquisitions – 2022	16,966	3,232	20,198
Measurement period adjustments	538	62	600
Foreign currency translation	(1,737)	(203)	(1,940)
Net balance – March 31, 2022	$395,230	$166,808	$562,038
Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$501,482	$136,343	$365,139	6	to	17
Patents	131,232	55,461	75,771	3	to	20
Trade names (finite life)	96,980	16,732	80,248	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,464	5,997	5,467	3	to	6
Other	309	217	92	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$753,754	$214,750	$539,004

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

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2022	2021
Raw materials	$843,161	$833,992
Work in process	60,248	48,250
Finished goods	232,821	213,665
Inventories, net	$1,136,230	$1,095,907

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2022	2021
Fixed assets, at cost	$883,257	$842,462
Less accumulated depreciation and amortization	433,162	416,007
Fixed assets, net	$450,095	$426,455

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2022	2021
Employee compensation and benefits	$85,797	$85,760
Income taxes payable	76,159	10,561
Deferred acquisition payments and contingent consideration*	57,388	39,307
Current portion of accrued warranty	38,255	33,874
Other	87,887	73,936
Accrued expenses and other current liabilities	$345,486	$243,438
* Includes current portion of contingent consideration (Note 11) and deferred consideration and holdback payments related to acquisitions (Note 4).
Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company's historical warranty costs, warranty claim lag, and sales. The following table provides a reconciliation of the activity related to the Company's accrued warranty, including both the current and long-term portions, for the three months ended March 31:

(In thousands)	2022	2021
Balance at beginning of period	$52,114	$47,091
Provision for warranty expense	15,441	6,977
Warranty costs paid	(8,770)	(8,288)
Balance at end of period	58,785	45,780
Less long-term portion	20,530	22,000
Current portion of accrued warranty at end of period	$38,255	$23,780

8.    PENSION PLANS

The Company maintains two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provide benefits based on years of service and average pay. The benefits earned by the employees are immediately vested. The Company funds the future obligations of the Dutch pension plans by purchasing non-participating annuities from a large multi-national insurance company that cover the vested pension benefit obligation of the participants, but do not cover future indexations or cost of living adjustments that are provided in plan benefits. Each year, the Company makes premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan assets with the assistance of an actuary using unobservable inputs (Level 3), which is determined as the present value of the accrued benefits guaranteed by the insurer. The components of net periodic pension cost for the Dutch pension plans were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net service cost	$(1,070)	$(1,109)
Interest cost	(276)	(166)
Expected return on plan assets	172	108
Administrative charges	(73)	(71)
Net periodic pension cost	$(1,247)	$(1,238)

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Convertible Notes	$460,000	$460,000
Revolving Credit Loan	442,506	403,953
Term Loan	390,000	395,000
Shelf-Loan Facility	—	50,000
Other	5,195	5,997
Unamortized deferred financing fees	(11,214)	(11,988)
	1,286,487	1,302,962
Less current portion	(21,108)	(71,003)
Long-term indebtedness	$1,265,379	$1,231,959

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies (the "Foreign Sublimit")). The Credit Agreement also provides for term loans (the "Term Loan") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facility by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.625 percent (0.625 percent was applicable at March 31, 2022) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at LIBOR (or a relevant benchmark replacement rate) for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.625 percent (1.625 percent was applicable at March 31, 2022) depending on the Company’s total net leverage ratio. Foreign currency borrowings, other than Pounds Sterling, have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At March 31, 2022, the Company had $27.7 million in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility was $129.8 million at March 31, 2022. A commitment fee ranging from 0.150 percent to 0.225 percent (0.225 percent was applicable at March 31, 2022) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Shelf-Loan Facility

The Company and certain of its subsidiaries have a shelf-loan facility (the "Shelf-Loan Facility") with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates ("Prudential"). On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the "Series B Notes") to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears. The Series B Notes were paid in full in March 2022, and the Shelf-Loan Facility expires on November 11, 2022.

The Shelf-Loan Facility provides for Prudential to consider purchasing, at the Company's request, in one or a series of transactions, additional senior promissory notes of the Company in the aggregate principal amount of up to $200.0 million. Prudential has no obligation to purchase the senior promissory notes. Interest payable on the senior promissory notes will be at rates determined by Prudential within five business days after the Company issues a request to Prudential.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2022, the conversion rate was 6.0629 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount of the outstanding Convertible Notes may declare 100 percent of the principal of, and accrued and unpaid interest, if any, on all the outstanding Convertible Notes to be due and payable.

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $422.1 million at March 31, 2022 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At March 31, 2022, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of certain of the Company's direct and indirect subsidiaries (including up to 65 percent of the equity interests of certain "controlled foreign corporations").

Pursuant to the Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2022, the Company was in compliance with all such requirements and expects to remain in such compliance for the next twelve months.

The Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation did not impact the Company's ability to incur additional indebtedness under its revolving credit facility at March 31, 2022. The Company believes the availability of $129.8 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

10.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The increase in lease costs for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by capacity expansions and leases assumed in acquisitions. The components of lease cost were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating lease cost	$12,912	$9,098
Short-term lease cost	1,840	889
Variable lease cost	713	689
Total lease cost	$15,465	$10,676

11.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. The Company has recorded a liability for the fair value of this contingent consideration at March 31, 2022, based on the present value of the expected future cash flows using a market participant’s weighted average cost of capital of 13.1 percent.

As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the three months ended March 31, 2022:

(In thousands)
Balance at beginning of period	$6,911
Payments	(2,000)
Accretion (a)	56
Balance at end of the period (b)	4,967
Less current portion in accrued expenses and other current liabilities	(3,084)
Total long-term portion in other long-term liabilities	$1,883
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) Amount represents the fair value of estimated remaining payments. The total estimated remaining undiscounted payments as of March 31, 2022 were $6.4 million. The liability for contingent consideration expires at various dates through September 2029. Certain of the contingent consideration arrangements are subject to a maximum payment amount, while the remaining arrangements have no maximum contingent consideration.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls.

Environmental

The Company's operations are subject to certain Federal, state, and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2022, would not be material to the Company's financial position or results of operations.

12.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	March 31,	December 31,
(In thousands)	2022	2021
Common stock authorized	75,000	75,000
Common stock issued	28,499	28,360
Treasury stock	3,087	3,087
Common stock outstanding	25,412	25,273

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2022 and December 31, 2021:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Third Quarter 2021	0.90	09/03/21	09/17/21	22,747
Fourth Quarter 2021	0.90	12/03/21	12/17/21	22,746
Total 2021	$3.45			$87,171

First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870

Deferred and Restricted Stock Units

The LCI Industries 2018 Omnibus Incentive Plan (the "2018 Plan") provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units ("DSUs"), and those with time-based vesting provisions, such as restricted stock units ("RSUs"), to directors, employees, and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant. DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. Transactions in DSUs and RSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2021	285,711	$110.41
Issued	1,405	103.81
Granted	142,924	122.04
Dividend equivalents	2,390	105.22
Forfeited	(950)	110.28
Vested	(147,201)	93.20
Outstanding at March 31, 2022	284,279	$121.85

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2021	149,961	$104.01
Granted	91,988	110.83
Dividend equivalents	1,336	105.22
Forfeited	(4,840)	78.11
Vested	(80,938)	82.40
Outstanding at March 31, 2022	157,507	$116.63

Convertible Note Hedge Transactions

The Company paid an aggregate amount of $100.1 million to the Counterparties pursuant to the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Warrant Transactions

In addition, concurrently with entering into the Convertible Note Hedge Transactions, the Company entered into separate, privately-negotiated Warrant transactions with the Counterparties, whereby the Company sold Warrants to purchase 2.8 million shares of the Company's common stock at an initial strike price of $259.84 per share, subject to customary anti-dilution adjustments, which is approximately 100 percent above the last reported sale price of the Company's common stock on May 10, 2021 (the "Warrant Transactions"). The Company received aggregate proceeds of $48.5 million from the Warrant Transactions with the Counterparties, with such proceeds partially offsetting the costs of entering into the Convertible Note Hedge Transactions. The Warrants expire in August 2026. If the market value per share of the Company's common stock, as measured under the Warrant Transactions, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company's earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants meet the criteria in ASC 815-40 to be classified within stockholders' equity, and therefore the Warrants are not revalued after issuance.

13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at:

	March 31, 2022				December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 8)	$51,215	$—	$—	$51,215	$52,296	$—	$—	$52,296
Liabilities
Contingent consideration	$4,967	$—	$—	$4,967	$6,911	$—	$—	$6,911

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
there is a decrease in the fair value liability, the Company would record a benefit in selling, general and administrative expenses.

14.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 85 percent and 82 percent of consolidated net sales for the three months ended March 31, 2022 and 2021, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 68 percent of the Company's OEM Segment net sales for the three months ended March 31, 2022 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 15 percent and 18 percent of consolidated net sales for the three months ended March 31, 2022 and 2021, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company's resources are made by the Company's chief operating decision maker ("CODM"), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment's utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$937,635	$15,591	$953,226	$486,542	$16,474	$503,016
Motorhomes	60,146	27,108	87,254	39,417	23,176	62,593
Adjacent Industries OEMs	311,648	44,454	356,102	211,682	38,959	250,641
Total OEM Segment net sales	1,309,429	87,153	1,396,582	737,641	78,609	816,250
Aftermarket Segment:
Total Aftermarket Segment net sales	230,167	17,819	247,986	171,410	12,598	184,008
Total net sales	$1,539,596	$104,972	$1,644,568	$909,051	$91,207	$1,000,258
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's operating profit by segment:

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating profit:
OEM Segment	$245,374	$79,287
Aftermarket Segment	24,327	22,144
Total operating profit	$269,701	$101,431

The following table presents the Company's revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2022	2021
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$559,720	$287,061
Windows and doors	330,358	249,920
Furniture and mattresses	242,226	155,244
Axles and suspension solutions	97,045	55,122
Other	167,233	68,903
Total OEM Segment net sales	1,396,582	816,250
Total Aftermarket Segment net sales	247,986	184,008
Total net sales	$1,644,568	$1,000,258

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2022, we operated over 120 manufacturing and distribution facilities located throughout North America and Europe. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 65 percent of our OEM Segment net sales for the twelve months ended March 31, 2022 were of components for travel trailer and fifth-wheel RVs, including:

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

Most industries where we sell products or where our products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, current and future seasonal industry trends have been, and may in the future be, different than in prior years due to various factors, including fluctuations in dealer inventories and the timing of dealer orders, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the impact of severe weather conditions on the timing of industry-wide shipments from time to time, as well as the coronavirus ("COVID-19") pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and related impact.

COVID-19 AND RUSSIA-UKRAINE WAR UPDATE

The ongoing COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets since early 2020. With RV retail demand at record levels throughout 2021, the industry faced challenges with supply chain constraints, rising material and freight costs, and increases in direct labor costs due to higher production volumes

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
and a tightened labor market, especially in Northern Indiana. These trends have continued through the first quarter of 2022, and, with regard to supply chain constraints and freight costs, have also been impacted by the conflict between Russia and Ukraine (the "Russia-Ukraine War"). To address these challenges, we have continued to strategically manage working capital, including carrying elevated levels of certain inventory items to avoid future shortages. We continue to focus on our culture and leadership development programs to focus on team member retention. We continue to closely monitor the impact of COVID-19 and the Russia-Ukraine War on all aspects of our business. The extent to which COVID-19 and/or the Russia-Ukraine War may impact our liquidity, financial condition, and results of operations in the future remains uncertain.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first three months of 2022, our primary RV market, increased 16 percent to 152,200 units, compared to the first three months of 2021, primarily due to dealers rebuilding inventory levels partially offset by a decrease in retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 18 percent in the first three months of 2022 compared to the same period in 2021. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2022	152,200	16%	93,800	(18)%	58,400
Quarter ended December 31, 2021	130,400	13%	76,300	(15)%	54,100
Quarter ended September 30, 2021	136,000	24%	130,800	(18)%	5,200
Quarter ended June 30, 2021	133,800	100%	180,400	36%	(46,600)
Twelve months ended March 31, 2022	552,400	30%	481,300	(3)%	71,100

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2021	131,200	14%	114,500	52%	16,700
Quarter ended December 31, 2020	115,200	5%	89,400	40%	25,800
Quarter ended September 30, 2020	110,100	65%	159,100	35%	(49,000)
Quarter ended June 30, 2020	66,800	(24)%	132,500	(5)%	(65,700)
Twelve months ended March 31, 2021	423,300	20%	495,500	25%	(72,200)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2022 increased 10 percent to 15,800 units compared to the first three months of 2021, primarily due to dealers rebuilding inventory levels and increased retail demand. Retail demand for motorhome RVs increased two percent year-over-year in the first three months of 2022, compared to a 27 percent year-over-year increase in retail demand in the same period of 2021.

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

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for product, delivery, and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling seasons, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and related impacts.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2022 were $1.6 billion, 64 percent higher than consolidated net sales for the same period of 2021 of $1.0 billion. The increase was primarily driven by record wholesale shipments, price increases, and Aftermarket Segment sales growth. Net sales from acquisitions completed in 2021 and the first three months of 2022, primarily Furrion Holdings Limited ("Furrion"), contributed approximately $79.0 million in the first quarter of 2022.
•Net income for the first quarter of 2022 was $196.2 million, or $7.71 per diluted share, compared to net income of $74.1 million, or $2.93 per diluted share, for the same period of 2021.
•Consolidated operating profit during the first quarter of 2022 was $269.7 million compared to $101.4 million in the same period of 2021. Operating profit margin was 16.4 percent in the first quarter of 2022 compared to 10.1 percent in the same period of 2021. The increase was primarily a result of increased selling prices which are

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
indexed to select commodities, pricing changes to targeted products, and leveraging fixed costs over higher sales volumes, partially offset by increased raw material and freight costs.
•The cost of aluminum and steel used in certain of our manufactured components increased in the first quarter of 2022 compared to the same period of 2021. Raw material costs are subject to continued fluctuation and are being offset by contractual selling prices which are indexed to select commodities.
•The $54.2 million increase in selling, general and administrative costs in the first quarter of 2022 was primarily driven by increases in personnel costs of $20.3 million, increases in transportation costs of $13.1 million due to higher volumes and rising freight costs, incremental costs from recent acquisitions of $7.7 million, and incremental amortization of intangible assets from acquired businesses of $4.1 million.
•The effective tax rate of 25.5 percent for the three months ended March 31, 2022 was higher than the comparable prior year period of 24.9 percent, primarily due to a decrease in the excess tax benefit related to the vesting of equity-based compensation awards and the cash surrender value of life insurance, as discussed below under "Income Taxes."
•In March 2022, we paid a quarterly dividend of $0.90 per share, aggregating to $22.9 million.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2022 increased $580.3 million, compared to the same period of 2021. Net sales of components to the following OEMs markets for the three months ended March 31 were:

(In thousands)	2022	2021	Change
RV OEMs:
Travel trailers and fifth-wheels	$953,226	$503,016	90%
Motorhomes	87,254	62,593	39%
Adjacent Industries OEMs	356,102	250,641	42%
Total OEM Segment net sales	$1,396,582	$816,250	71%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2022	2021	Change
Travel trailer and fifth-wheel RVs	152,200	131,200	16%
Motorhomes	15,800	14,300	10%

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

Content per:	2022	2021	Change
Travel trailer and fifth-wheel RV	$4,854	$3,476	40%
Motorhome	$3,144	$2,525	25%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions.

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first quarter of 2022 was driven by content gains and price increases, market share gains, wholesale production growth, and acquisitions during the first quarter of 2022.

Our increase in net sales to OEMs in Adjacent Industries during the first quarter of 2022 was driven by content gains and price increases, market share gains, and wholesale production growth.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating profit of the OEM Segment was $245.4 million in the first quarter of 2022, an increase of $166.1 million compared to the same period of 2021. The operating profit margin of the OEM Segment in the first quarter of 2022 increased to 17.6 percent compared to 9.7 percent for the same period of 2021 and was positively impacted by:
•Selling prices contractually tied to indices of select commodities increased, resulting in an increase in operating profit of $142.0 million compared to the same period of 2021.
•Pricing changes to targeted products, resulting in an increase in operating profit of $71.6 million compared to the same period of 2021.
•Leveraging of fixed costs over a larger sales base, which increased operating profit by $15.4 million related to fixed selling, general, and administrative costs and $6.6 million related to fixed overhead costs.
Partially offset by:
•Increases in material commodity pricing, which negatively impacted operating profit by $114.4 million, primarily related to increased steel and aluminum costs.
•Sales mix increase of lower margin products from the acquisition of Furrion, which negatively impacted operating profit by $5.1 million.
•Additional amortization related to intangible assets from acquisitions completed in 2021, which reduced operating profit by $3.5 million.
Amortization expense on intangible assets for the OEM Segment was $10.1 million in the first quarter of 2022, compared to $6.5 million in the same period in 2021. Depreciation expense on fixed assets for the OEM Segment was $14.5 million in the first quarter of 2022, compared to $12.2 million in the same period of 2021.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2022 increased 35 percent, or $64.0 million, compared to the same period of 2021. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2022	2021	Change
Total Aftermarket Segment net sales	$247,986	$184,008	35%

Our net sales to the Aftermarket Segment increased during the first quarter of 2022, primarily due to increased consumer demand in the outdoor recreational and transportation market and our distributor customers rebuilding their inventory levels.

Operating profit of the Aftermarket Segment was $24.3 million in the first quarter of 2022, an increase of $2.2 million compared to the same period of 2021. The operating profit margin of the Aftermarket Segment was 9.8 percent in the first quarter of 2022, compared to 12.0 percent in the same period in 2021, and was negatively impacted by:
•Increases in material commodity pricing, which negatively impacted operating profit by $18.5 million, primarily related to increased steel and aluminum costs.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $4.3 million.
•Sales mix increase of lower margin products from the acquisition of Ranch Hand, which negatively impacted operating profit by $1.2 million.
•Increases in direct labor costs due to higher production volumes and a tight labor market, which reduced operating profit by $0.9 million.
•Investments in marketing and administrative wages of $4.5 million.
•Increases in production facilities and equipment costs in order to meet growing sales demands, which negatively impacted operating profit by $0.7 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Partially offset by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $20.6 million compared to the same period of 2021.
•Sales mix increase of higher margin products from the acquisition of Furrion, which positively impacted operating profit by $3.1 million.
•Leveraging of fixed costs over a larger sales base, which increased operating profit by $1.7 million related to fixed selling, general, and administrative costs and $0.9 million related to fixed overhead costs.
Amortization expense on intangible assets for the Aftermarket Segment was $3.7 million in the first quarter of 2022, compared to $2.9 million in the same period of 2021. Depreciation expense on fixed assets for the Aftermarket Segment was $3.5 million in the first quarter of 2022, compared to $3.0 million in the same period of 2021.

Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 were 25.5 percent and 24.9 percent, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The increase in the effective tax rate for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to a decrease in the excess tax benefit related to the vesting of equity-based compensation awards and the cash surrender value of life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of March 31, 2022, we had $55.4 million in cash and cash equivalents, and $129.8 million of availability under our revolving credit facility under the Credit Agreement. We paid off the full outstanding $50.0 million balance of our Shelf-Loan Facility in March 2022. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. With elevated demand continuing into the first three months of 2022, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages, and have expanded our production capacity. As we build inventory levels and invest in additional production capacity, we also closely monitor our liquidity. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all.
We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2022	2021
Net cash flows provided by operating activities	$134,926	$4,847
Net cash flows used in investing activities	(92,345)	(24,341)
Net cash flows (used in) provided by financing activities	(49,316)	33,987
Effect of exchange rate changes on cash and cash equivalents	(712)	(2,995)
Net (decrease) increase in cash and cash equivalents	$(7,447)	$11,498

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cash Flows from Operations
Net cash flows provided by operating activities were $134.9 million in the first three months of 2022, compared to $4.8 million in the first three months of 2021. The increase in net cash flows provided by operating activities was primarily due to a $128.9 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, and other non-cash items. The net change in assets and liabilities, net of acquisitions of businesses, were comparable in the first three months of 2022 compared to the same period in 2021. The primary use of cash in net assets was accounts receivable which increased driven by record sales in the month of March 2022. The primary source of cash in net assets was accrued expenses and other liabilities which increased driven by elevated income taxes payable due to improved profitability, as well as the acquisition-related holdback liability from the acquisition of Girard.
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
Depreciation and amortization was $31.8 million in the first three months of 2022, and is expected to be approximately $130 to $140 million for the full year 2022. Non-cash stock-based compensation expense in the first three months of 2022 was $6.5 million. Non-cash stock-based compensation expense is expected to be approximately $25 to $30 million for the full year 2022.

Cash Flows from Investing Activities
Cash flows used in investing activities of $92.3 million in the first three months of 2022 were primarily comprised of $50.1 million for the acquisitions of businesses and $42.0 million for capital expenditures. Cash flows used in investing activities of $24.3 million in the first three months of 2021 were primarily comprised of $21.0 million for capital expenditures and $2.8 million for the acquisitions of businesses, net of cash acquired.
Our capital expenditures are primarily for replacement and growth, and during the first three months of 2022 included capacity expansions designed to meet elevated demand. Over the long term, based on our historical capital expenditures, the replacement portion of our capital expenditures has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2022 capital expenditures of $130 to $150 million, including capacity expansions to meet elevated demand, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
Capital expenditures and acquisitions in the first three months of 2022 were funded by cash from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in the remainder of fiscal year 2022 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $49.3 million in the first three months of 2022 were primarily comprised of $55.6 million in repayments under our shelf loan, term loan and other borrowings, payments of quarterly dividends of $22.9 million, and cash outflows of $10.6 million related to vesting of stock-based awards, net of shares tendered for payment of taxes, partially offset by $41.8 million in net borrowings under our revolving credit facility.
Cash flows provided by financing activities of $34.0 million in the first three months of 2021 were primarily comprised of $67.4 million in net borrowings under our revolving credit facility, partially offset by payments of quarterly dividends of $18.9 million, cash outflows of $7.8 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes, and repayments of $3.9 million under our term loan and other borrowings.
In connection with certain business acquisitions, if established sales targets for the acquired business are achieved, we will pay additional cash consideration. We have recorded a $5.0 million liability for the aggregate fair value of these expected contingent consideration liabilities at March 31, 2022. For further information, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2022, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced elevated prices of these commodities in the first three months of 2022, and we expect commodity prices to remain elevated in the near term. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first three months of 2022.

As a result of the competitive labor market and strong demand for our products, we experienced increased labor costs in the first three months of 2022 attributable to higher wages and increased overtime and additional shifts for our team members, and we expect labor costs to remain elevated in the near term. Please see "Results of Operations" above for additional information regarding the impact of labor costs on our results of operations for the first three months of 2022.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, pension and post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies and litigation. We base our estimates on historical experience, other available information and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" with respect to our financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company's common stock, the impact of legal proceedings, and other matters. Statements in this Form 10-Q that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, and industry trends, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future pandemics, on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a 15 percent increase of the weighted-average interest rate on our borrowings as of March 31, 2022), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at March 31, 2022 and December 31, 2021.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases.
Additional information required by this item is included under the caption "Inflation" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 4 – CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of "disclosure controls and procedures" in Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. We continually evaluate our disclosure controls and procedures to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2022, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 25, 2022.

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
3	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
4	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
5	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
6	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
7	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

8	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
May 10, 2022