Form 10-Q
period 2022-06-30
LCI INDUSTRIES
filed 2022-08-02
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 29, 2022) was 25,429,715 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands, except per share amounts)

Net sales	$1,536,150	$1,093,720	$3,180,718	$2,093,978
Cost of sales	1,127,065	836,109	2,307,390	1,594,590
Gross profit	409,085	257,611	873,328	499,388
Selling, general and administrative expenses	190,296	163,629	384,838	303,975
Operating profit	218,789	93,982	488,490	195,413
Interest expense, net	6,191	3,472	12,443	6,177
Income before income taxes	212,598	90,510	476,047	189,236
Provision for income taxes	58,068	22,621	125,336	47,227
Net income	$154,530	$67,889	$350,711	$142,009

Net income per common share:
Basic	$6.07	$2.69	$13.82	$5.63
Diluted	$6.06	$2.67	$13.76	$5.60

Weighted average common shares outstanding:
Basic	25,438	25,275	25,377	25,230
Diluted	25,518	25,385	25,483	25,351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands)

Net income	$154,530	$67,889	$350,711	$142,009
Other comprehensive income (loss):
Net foreign currency translation adjustment	(13,688)	1,507	(16,570)	(2,082)
Actuarial gain on pension plans	13,985	933	13,985	933
Total comprehensive income	$154,827	$70,329	$348,126	$140,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2022	2021
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$54,988	$62,896
Accounts receivable, net of allowances of $7,669 and $6,446 at June 30, 2022 and December 31, 2021, respectively	417,033	319,782
Inventories, net	1,155,171	1,095,907
Prepaid expenses and other current assets	70,510	88,300
Total current assets	1,697,702	1,566,885
Fixed assets, net	456,517	426,455
Goodwill	554,828	543,180
Other intangible assets, net	512,752	519,957
Operating lease right-of-use assets	203,221	164,618
Other long-term assets	57,676	66,999
Total assets	$3,482,696	$3,288,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$20,979	$71,003
Accounts payable, trade	287,659	282,183
Current portion of operating lease obligations	34,167	30,592
Accrued expenses and other current liabilities	295,438	243,438
Total current liabilities	638,243	627,216
Long-term indebtedness	1,101,787	1,231,959
Operating lease obligations	179,854	143,436
Deferred taxes	28,376	43,184
Other long-term liabilities	140,079	149,424
Total liabilities	2,088,339	2,195,219
Stockholders' equity
Common stock, par value $.01 per share	285	284
Paid-in capital	224,231	220,459
Retained earnings	1,231,089	930,795
Accumulated other comprehensive loss	(3,086)	(501)
Stockholders' equity before treasury stock	1,452,519	1,151,037
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders' equity	1,394,357	1,092,875
Total liabilities and stockholders' equity	$3,482,696	$3,288,094

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
(In thousands)
Cash flows from operating activities:
Net income	$350,711	$142,009
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	63,719	51,270
Stock-based compensation expense	13,701	13,859
Deferred taxes	(2,401)	—
Other non-cash items	2,025	4,305
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(95,479)	(142,489)
Inventories, net	(51,811)	(115,314)
Prepaid expenses and other assets	25,746	(16,401)
Accounts payable, trade	5,312	71,144
Accrued expenses and other liabilities	36,448	15,476
Net cash flows provided by operating activities	347,971	23,859
Cash flows from investing activities:
Capital expenditures	(70,837)	(42,005)
Acquisitions of businesses	(51,789)	(103,858)
Other investing activities	2,204	(566)
Net cash flows used in investing activities	(120,422)	(146,429)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(10,773)	(7,925)
Proceeds from revolving credit facility	729,400	554,693
Repayments under revolving credit facility	(836,500)	(719,747)
Repayments under shelf loan, term loan, and other borrowings	(60,902)	(8,652)
Proceeds from issuance of convertible notes	—	460,000
Purchases of convertible note hedge contracts	—	(100,142)
Proceeds from issuance of warrants concurrent with note hedge contracts	—	48,484
Payment of debt issuance costs	(4)	(11,844)
Payment of dividends	(49,572)	(41,678)
Payment of contingent consideration and holdbacks related to acquisitions	(6,039)	(4,387)
Net cash flows (used in) provided by financing activities	(234,390)	168,802
Effect of exchange rate changes on cash and cash equivalents	(1,067)	(92)
Net (decrease) increase in cash and cash equivalents	(7,908)	46,140
Cash and cash equivalents at beginning of period	62,896	51,821
Cash and cash equivalents cash at end of period	$54,988	$97,961
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,558	$6,496
Cash paid during the period for income taxes, net of refunds	$110,871	$55,449
Purchase of property and equipment in accrued expenses	$3,157	$3,952

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2020	$282	$227,407	$731,710	$7,089	$(58,162)	$908,326
Net income	—	—	74,120	—	—	74,120
Issuance of 97,086 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(7,768)	—	—	—	(7,767)
Stock-based compensation expense	—	7,436	—	—	—	7,436
Other comprehensive loss	—	—	—	(3,589)	—	(3,589)
Cash dividends ($0.75 per share)	—	—	(18,939)	—	—	(18,939)
Dividend equivalents on stock-based awards	—	325	(325)	—	—	—
Balance - March 31, 2021	$283	$227,400	$786,566	$3,500	$(58,162)	$959,587
Net income	—	—	67,889	—	—	67,889
Issuance of 16,324 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(159)	—	—	—	(158)
Stock-based compensation expense	—	6,423	—	—	—	6,423
Purchase of convertible note hedge contracts, net of tax	—	(75,750)	—	—	—	(75,750)
Issuance of warrants	—	48,484	—	—	—	48,484
Other comprehensive income	—	—	—	2,440	—	2,440
Cash dividends ($0.90 per share)	—	—	(22,739)	—	—	(22,739)
Dividend equivalents on stock-based awards	—	388	(388)	—	—	—
Balance - June 30, 2021	$284	$206,786	$831,328	$5,940	$(58,162)	$986,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2021	$284	$220,459	$930,795	$(501)	$(58,162)	$1,092,875
Net income	—	—	196,181	—	—	196,181
Issuance of 138,208 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(10,570)	—	—	—	(10,569)
Stock-based compensation expense	—	6,517	—	—	—	6,517
Other comprehensive loss	—	—	—	(2,882)	—	(2,882)
Cash dividends ($0.90 per share)	—	—	(22,870)	—	—	(22,870)
Dividend equivalents on stock-based awards	—	392	(392)	—	—	—
Balance - March 31, 2022	$285	$216,798	$1,103,714	$(3,383)	$(58,162)	$1,259,252
Net income	—	—	154,530	—	—	154,530
Issuance of 18,245 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(204)	—	—	—	(204)
Stock-based compensation expense	—	7,184	—	—	—	7,184
Other comprehensive income	—	—	—	297	—	297
Cash dividends ($1.05 per share)	—	—	(26,702)	—	—	(26,702)
Dividend equivalents on stock-based awards	—	453	(453)	—	—	—
Balance - June 30, 2022	$285	$224,231	$1,231,089	$(3,086)	$(58,162)	$1,394,357

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At June 30, 2022, the Company operated over 130 manufacturing and distribution facilities located throughout North America and Europe.

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

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Weighted average shares outstanding for basic earnings per share	25,438	25,275	25,377	25,230
Common stock equivalents pertaining to stock-based awards	80	110	106	121
Weighted average shares outstanding for diluted earnings per share	25,518	25,385	25,483	25,351

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	112	139	111	143
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for the six months ended June 30, 2022, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties") sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of common shares upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For the six months ended June 30, 2022, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Six Months Ended June 30, 2022

Girard

In March 2022, the Company acquired substantially all of the business assets of Girard Systems and Girard Products LLC (collectively "Girard"), a manufacturer and distributor of proprietary awnings and tankless water heaters for OEMs and aftermarket customers in the RV, specialty vehicle, and related industries. The total fair value of consideration was approximately $70.0 million. The Company paid $50.0 million in cash consideration at closing, with $20.0 million paid on July 1, 2022. The deferred acquisition fixed payment was recorded on the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities at June 30, 2022.

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

The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, deferred taxes, and the fair value of intangible assets. The current estimates for intangible assets are based on a preliminary valuation and these estimates are subject to change when the valuation is finalized within the measurement period (not to exceed 12 months from the acquisition date). The acquisition of this business was preliminarily recorded, as updated, as of the acquisition date as follows (in thousands):

Cash consideration	$50,000
Fixed deferred consideration	20,000
Total fair value of consideration given	$70,000

Identifiable intangible assets	$45,020
Other assets acquired and liabilities assumed, net	13,673
Total fair value of net assets acquired	$58,693

Goodwill (tax deductible)	$11,307

The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Other Acquisitions in 2022

During the six months ended June 30, 2022, the Company completed one other acquisition for $1.7 million of cash purchase consideration. The preliminary purchase price allocation resulted in $0.8 million of goodwill (tax deductible). As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisitions with Measurement Period Adjustments During the Six Months Ended June 30, 2022
Exertis

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

During the six months ended June 30, 2022, the Company adjusted the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Furrion

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with fixed payments of $31.3 million due on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. The deferred acquisition fixed payments are recorded at their respective discounted present values in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities and other long-term liabilities at June 30, 2022.

In 2019, the Company and Furrion agreed to terminate an exclusive distribution and supply agreement and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At the date of the Furrion acquisition in September 2021, the Company had a receivable balance of $35.0 million (the "Receivable from Furrion") and Furrion had a corresponding payable balance. In direct connection with the acquisition negotiations, the receivable and payable were effectively settled in the acquisition and the receivable balance is included within the approximate $146.7 million of consideration transferred. No gain or loss was recognized in the effective settlement of the Receivable from Furrion.

The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, in both the Company's OEM and Aftermarket Segments. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

During the six months ended June 30, 2022, the Company adjusted the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital, intangible assets, and fixed asset balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including the evaluation of technical tax matters regarding the transaction, and evaluating the various assumptions and forecasts which drove the purchase price allocation which could impact the fair value of intangible assets. The current estimates for intangible assets are based on a preliminary valuation and these estimates are subject to change when the valuation is finalized within the measurement period (not to exceed 12 months from the

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
acquisition date). The acquisition of this business was preliminarily recorded, as updated, as of the acquisition date as follows (in thousands):

	Preliminary at December 31, 2021	Measurement Period Adjustments	As Adjusted at June 30, 2022
Cash consideration, net of cash acquired	$50,534	$—	$50,534
Effective settlement of Receivable from Furrion	34,956	—	34,956
Discounted value of fixed deferred consideration	61,191	—	61,191
Total fair value of consideration given	$146,681	$—	$146,681

Customer relationships	$66,300	$(10,600)	$55,700
Other identifiable intangible assets	43,900	(1,200)	42,700
Other assets acquired and liabilities assumed, net	(9,518)	1,841	(7,677)
Total fair value of net assets acquired	$100,682	$(9,959)	$90,723

Goodwill (tax deductible)	$45,999	$9,959	$55,958

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

During the six months ended June 30, 2022, the Company adjusted and finalized the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital and fixed asset balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2021	$379,463	$163,717	$543,180
Acquisitions – 2022	10,284	1,809	12,093
Measurement period adjustments	8,871	1,092	9,963
Foreign currency translation	(9,503)	(905)	(10,408)
Net balance – June 30, 2022	$389,115	$165,713	$554,828
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$506,528	$144,573	$361,955	6	to	17
Patents	120,262	57,894	62,368	3	to	20
Trade names (finite life)	93,703	17,979	75,724	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,582	6,566	5,016	3	to	6
Other	309	220	89	2	to	12
Other intangible assets	$739,984	$227,232	$512,752
Other intangible assets consisted of the following at December 31, 2021:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$487,853	$127,048	$360,805	6	to	17
Patents	116,725	53,479	63,246	3	to	20
Trade names (finite life)	93,994	16,497	77,497	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,464	5,439	6,025	3	to	6
Other	309	212	97	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$722,632	$202,675	$519,957

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	June 30,	December 31,
(In thousands)	2022	2021
Raw materials	$829,437	$833,992
Work in process	57,704	48,250
Finished goods	268,030	213,665
Inventories, net	$1,155,171	$1,095,907

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
(In thousands)	2022	2021
Fixed assets, at cost	$907,345	$842,462
Less accumulated depreciation and amortization	450,828	416,007
Fixed assets, net	$456,517	$426,455

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
(In thousands)	2022	2021
Employee compensation and benefits	$94,585	$85,760
Deferred acquisition payments and contingent consideration*	54,523	39,307
Current portion of accrued warranty	40,172	33,874
Other	106,158	84,497
Accrued expenses and other current liabilities	$295,438	$243,438
* Includes current portion of contingent consideration (Note 11) and deferred acquisition payments (Note 4).
Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company's historical warranty costs, warranty claim lag, and sales. The following table provides a reconciliation of the activity related to the Company's accrued warranty, including both the current and long-term portions, for the six months ended June 30:

(In thousands)	2022	2021
Balance at beginning of period	$52,114	$47,091
Provision for warranty expense	28,164	12,304
Warranty liability from acquired businesses	—	125
Warranty costs paid	(18,646)	(15,360)
Balance at end of period	61,632	44,160
Less long-term portion	(21,460)	(18,790)
Current portion of accrued warranty at end of period	$40,172	$25,370

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net service cost	$(1,020)	$(1,107)	$(2,090)	$(2,216)
Interest cost	(263)	(166)	(539)	(332)
Expected return on plan assets	164	109	336	217
Administrative charges	(67)	(72)	(140)	(143)
Net periodic pension cost	$(1,186)	$(1,236)	$(2,433)	$(2,474)

9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Convertible Notes	$460,000	$460,000
Revolving Credit Loan	283,900	403,953
Term Loan	385,000	395,000
Shelf-Loan Facility	—	50,000
Other	4,359	5,997
Unamortized deferred financing fees	(10,493)	(11,988)
	1,122,766	1,302,962
Less current portion	(20,979)	(71,003)
Long-term indebtedness	$1,101,787	$1,231,959

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

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.625 percent (0.125 percent was applicable at June 30, 2022) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at LIBOR (or a relevant benchmark replacement rate) for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.625 percent (1.125 percent was applicable at June 30, 2022) depending on the Company’s total net leverage ratio. Foreign currency borrowings, other than Pounds Sterling, have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At June 30, 2022, the Company had $29.4 million in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility was $286.7 million at June 30, 2022. A commitment fee ranging from 0.150 percent to 0.225 percent (0.175 percent was applicable at June 30, 2022) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

As of June 30, 2022, the conversion rate was 6.0787 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding January 15, 2026, the Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price (as defined in the Indenture) per share of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98 percent of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain specified corporate events described in the Indenture. On or after January 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $415.2 million at June 30, 2022 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At June 30, 2022, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of certain of the Company's direct and indirect subsidiaries (including up to 65 percent of the equity interests of certain "controlled foreign corporations").

Pursuant to the Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At June 30, 2022, the Company was in compliance with all such requirements and expects to remain in such compliance for the next twelve months.

The Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation did not impact the Company's ability to incur additional indebtedness under its revolving credit facility at June 30, 2022. The Company believes the availability of $286.7 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

10.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The increase in lease costs for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily driven by capacity expansions and leases assumed in acquisitions. The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$13,236	$11,317	$26,148	$20,415
Short-term lease cost	1,934	986	3,774	1,875
Variable lease cost	936	742	1,649	1,431
Total lease cost	$16,106	$13,045	$31,571	$23,721

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the six months ended June 30, 2022:

(In thousands)
Balance at beginning of period	$6,911
Payments	(5,008)
Accretion (a)	93
Fair value adjustments (a) (b)	(1,886)
Balance at end of the period	110
Less current portion in accrued expenses and other current liabilities	(7)
Total long-term portion in other long-term liabilities	$103
(a) Recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
(b) During the period ended June 30, 2022, the Company updated its sales projections for a product subject to contingent consideration and determined the probability of payment under the contingent arrangement to be remote. Consequently, the fair value of the contingent consideration liability related to this product was reduced by $1.9 million.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2022, would not be material to the Company's financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	June 30,	December 31,
(In thousands)	2022	2021
Common stock authorized	75,000	75,000
Common stock issued	28,517	28,360
Treasury stock	3,087	3,087
Common stock outstanding	25,430	25,273

The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2022 and December 31, 2021:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Third Quarter 2021	0.90	09/03/21	09/17/21	22,747
Fourth Quarter 2021	0.90	12/03/21	12/17/21	22,746
Total 2021	$3.45			$87,171

First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Total 2022	$1.95			$49,572

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2021	285,711	$110.41
Issued	2,602	107.52
Granted	156,701	120.61
Dividend equivalents	5,150	104.86
Forfeited	(4,054)	118.69
Vested	(167,343)	95.95
Outstanding at June 30, 2022	278,767	$121.58

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2021	149,961	$104.01
Granted	91,988	110.83
Dividend equivalents	2,918	104.85
Forfeited	(4,840)	78.11
Vested	(80,938)	82.40
Outstanding at June 30, 2022	159,089	$120.12

Convertible Note Hedge Transactions

The Company paid an aggregate amount of $100.1 million in May 2021 to the Counterparties pursuant to the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $165.65, subject to customary anti-dilution adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilutive effect to the Company's common stock of the conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Convertible Notes which are converted, as the case may be, in the event the price per share of the Company's common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions meet the criteria in Accounting Standards Codification ("ASC") 815-40 to be classified within stockholders' equity, and therefore the Convertible Note Hedge Transactions are not revalued after their issuance.

The Convertible Notes and the Convertible Note Hedge Transactions will be integrated for tax purposes. The accounting impact of this tax treatment makes the Convertible Note Hedge Transactions deductible as original issue discount for tax purposes over the term of the Convertible Notes and resulted in a $24.4 million deferred tax asset recognized through equity.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at:

	June 30, 2022				December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 8)	$33,095	$—	$—	$33,095	$52,296	$—	$—	$52,296
Liabilities
Contingent consideration	$110	$—	$—	$110	$6,911	$—	$—	$6,911

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

Changes in either of the inputs in isolation would result in a change in the fair value measurement. A change in the assumptions used for sales forecasts would result in a directionally similar change in the fair value liability, while a change in the weighted average cost of capital would result in a directionally opposite change in the fair value liability. If there is an increase in the fair value liability, the Company would record a charge to selling, general and administrative expenses, and if there were a decrease in the fair value liability, the Company would record a benefit in selling, general and administrative expenses.

14.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 84 percent and 80 percent of consolidated net sales for the six months ended June 30, 2022 and 2021, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 66 percent of the Company's OEM Segment net sales for the six months ended June 30, 2022 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 16 percent and 20 percent of consolidated net sales for the six months ended June 30, 2022 and 2021, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$800,315	$14,194	$814,509	$508,810	$18,804	$527,614
Motorhomes	64,008	27,472	91,480	39,776	27,477	67,253
Adjacent Industries OEMs	323,715	46,574	370,289	232,495	37,292	269,787
Total OEM Segment net sales	1,188,038	88,240	1,276,278	781,081	83,573	864,654
Aftermarket Segment:
Total Aftermarket Segment net sales	240,246	19,626	259,872	209,997	19,069	229,066
Total net sales	$1,428,284	$107,866	$1,536,150	$991,078	$102,642	$1,093,720

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,737,950	$29,785	$1,767,735	$995,352	$35,278	$1,030,630
Motorhomes	124,154	54,580	178,734	79,193	50,653	129,846
Adjacent Industries OEMs	635,363	91,028	726,391	444,177	76,251	520,428
Total OEM Segment net sales	2,497,467	175,393	2,672,860	1,518,722	162,182	1,680,904
Aftermarket Segment:
Total Aftermarket Segment net sales	470,413	37,445	507,858	381,407	31,667	413,074
Total net sales	$2,967,880	$212,838	$3,180,718	$1,900,129	$193,849	$2,093,978
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company's operating profit by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Operating profit:
OEM Segment	$190,577	$63,334	$435,951	$142,621
Aftermarket Segment	28,212	30,648	52,539	52,792
Total operating profit	$218,789	$93,982	$488,490	$195,413

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$486,591	$309,237	$1,046,311	$596,298
Windows and doors	301,985	256,722	632,343	506,642
Furniture and mattresses	229,520	168,804	471,746	324,048
Axles and suspension solutions	93,378	60,850	190,423	115,972
Other	164,804	69,041	332,037	137,944
Total OEM Segment net sales	1,276,278	864,654	2,672,860	1,680,904
Total Aftermarket Segment net sales	259,872	229,066	507,858	413,074
Total net sales	$1,536,150	$1,093,720	$3,180,718	$2,093,978

LCI INDUSTRIES
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet.

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At June 30, 2022, we operated over 130 manufacturing and distribution facilities located throughout North America and Europe. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 65 percent of our OEM Segment net sales for the twelve months ended June 30, 2022 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Electric and manual entry steps
● Axles and suspension solutions	● Awnings and awning accessories
● Slide-out mechanisms and solutions	● Electronic components
● Thermoformed bath, kitchen, and other products	● Appliances
● Vinyl, aluminum, and frameless windows	● Air conditioners
● Manual, electric, and hydraulic stabilizer and leveling systems	● Televisions and sound systems
● Entry, luggage, patio, and ramp doors	● Tankless water heaters
● Furniture and mattresses	● Other accessories
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

COVID-19 AND RUSSIA-UKRAINE WAR UPDATE

The ongoing COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets since early 2020. With RV retail demand at record levels throughout 2021, the industry faced challenges with

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
supply chain constraints, rising material and freight costs, and increases in direct labor costs due to higher production volumes and a tightened labor market, especially in Northern Indiana. These trends have continued through the first six months of 2022, and, with regard to supply chain constraints and freight costs, have also been impacted by the conflict between Russia and Ukraine (the "Russia-Ukraine War"). To address these challenges, we have continued to strategically manage working capital, including carrying elevated levels of certain inventory items to avoid future shortages. We continue to focus on our culture and leadership development programs to focus on team member retention. We continue to closely monitor the impact of COVID-19 and the Russia-Ukraine War on all aspects of our business. The extent to which COVID-19 and/or the Russia-Ukraine War may impact our liquidity, financial condition, and results of operations in the future remains uncertain.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first six months of 2022, our primary RV market, increased eight percent to 285,900 units, compared to the first six months of 2021, primarily due to dealers rebuilding inventory levels partially offset by a decrease in retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 26 percent in the first six months of 2022 compared to the same period in 2021. Retail demand has declined from recent elevated levels, partially driven by elevated fuel prices and rising interest rates impacting retail consumers. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2022	133,700	0%	125,600	(30)%	8,100
Quarter ended March 31, 2022	152,200	16%	93,100	(19)%	59,100
Quarter ended December 31, 2021	130,400	13%	76,500	(14)%	53,900
Quarter ended September 30, 2021	136,000	24%	130,900	(18)%	5,100
Twelve months ended June 30, 2022	552,300	13%	426,100	(22)%	126,200

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2021	133,800	100%	180,500	36%	(46,700)
Quarter ended March 31, 2021	131,200	49%	114,500	52%	16,700
Quarter ended December 31, 2020	115,200	38%	89,400	40%	25,800
Quarter ended September 30, 2020	110,100	37%	159,100	35%	(49,000)
Twelve months ended June 30, 2021	490,300	54%	543,500	40%	(53,200)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2022 increased three percent to 30,100 units compared to the first six months of 2021, primarily due to dealers rebuilding inventory levels. Retail demand for motorhome RVs decreased 12 percent year-over-year in the first six months of 2022, compared to a 32 percent year-over-year increase in retail demand in the same period of 2021. Retail demand has declined from recent elevated levels, partially driven by elevated fuel prices and rising interest rates impacting retail consumers.

Our current estimate for full-year 2022 industry-wide wholesale shipments from the United States of travel trailer, fifth-wheel, and motorhome RVs are approximately 500,000 to 530,000 units. This estimate suggests a decrease of 35 to 45 percent in the second half of 2022 compared to actual wholesale shipments in the first half of 2022. This projected decline is being driven by current dealer inventory levels, as well as elevated gas prices and rising interest rates impacting retail consumers.

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

We currently expect production in the marine and manufactured housing markets to remain at or near current run rates through the remainder of 2022.

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

We currently expect to see continued reduction in aftermarket volumes in the second half of 2022 as a result of fully stocked distribution channels, chip shortages impacting truck markets, and the impacts of inflation on consumers' discretionary spending.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the second quarter of 2022 were $1.5 billion, 40 percent higher than consolidated net sales for the same period of 2021 of $1.1 billion. The increase was primarily driven by increased selling prices, market share gains, acquisitions, and increased wholesale shipments. Net sales from acquisitions completed in the twelve months ended June 30, 2022, primarily Furrion Holdings Limited ("Furrion") and Girard Systems and Girard Products LLC (collectively, "Girard"), contributed approximately $80.7 million in the second quarter of 2022.
•Net income for the second quarter of 2022 was $154.5 million, or $6.06 per diluted share, compared to net income of $67.9 million, or $2.67 per diluted share, for the same period of 2021.
•Consolidated operating profit during the second quarter of 2022 was $218.8 million compared to $94.0 million in the same period of 2021. Operating profit margin was 14.2 percent in the second quarter of 2022 compared to 8.6 percent in the same period of 2021. The increase was primarily a result of increased selling prices which are indexed to select commodities, pricing changes to targeted products, and leveraging fixed costs over higher sales volumes, partially offset by increased raw material and freight costs.
•The cost of aluminum and steel used in certain of our manufactured components increased in the second quarter of 2022 compared to the same period of 2021. Raw material costs are subject to continued fluctuation and are being partially offset by contractual selling prices which are indexed to select commodities.
•The $26.7 million increase in selling, general and administrative costs in the second quarter of 2022 was primarily driven by incremental costs from recent acquisitions of $7.2 million, increases in personnel costs of $6.9 million, increases in transportation costs of $4.7 million due to higher volumes and rising freight costs, and incremental amortization of intangible assets from acquired businesses of $3.0 million.
•The effective tax rate of 26.3 percent for the six months ended June 30, 2022 was higher than the comparable prior year period of 25.0 percent, primarily due to decreases in the excess tax benefit related to the vesting of equity-based compensation awards and the cash surrender value of life insurance, plus a discrete tax adjustment for an acquisition-related tax election in the current year period, as discussed below under "Income Taxes."
•In June 2022, we paid a quarterly dividend of $1.05 per share, aggregating to $26.7 million.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2022 increased $411.6 million, compared to the same period of 2021. Net sales of components to the following OEMs markets for the three months ended June 30 were:

(In thousands)	2022	2021	Change
RV OEMs:
Travel trailers and fifth-wheels	$814,509	$527,614	54%
Motorhomes	91,480	67,253	36%
Adjacent Industries OEMs	370,289	269,787	37%
Total OEM Segment net sales	$1,276,278	$864,654	48%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2022	2021	Change
Travel trailer and fifth-wheel RVs	133,700	133,800	0%
Motorhomes	14,800	14,800	—%

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

Content per:	2022	2021	Change
Travel trailer and fifth-wheel RV	$5,382	$3,621	49%
Motorhome	$3,569	$2,644	35%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions.

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the second quarter of 2022 was driven by selling price increases, market share gains, and acquisitions during the second quarter of 2022.

Our increase in net sales to OEMs in Adjacent Industries during the second quarter of 2022 was driven by selling price increase, market share gains, and wholesale production growth.

Operating profit of the OEM Segment was $190.6 million in the second quarter of 2022, an increase of $127.2 million compared to the same period of 2021. The operating profit margin of the OEM Segment in the second quarter of 2022 increased to 14.9 percent compared to 7.3 percent for the same period of 2021 and was positively impacted by:
•Selling prices contractually tied to indices of select commodities increased, resulting in an increase in operating profit of $110.9 million compared to the same period of 2021.
•Pricing changes to targeted products, resulting in an increase in operating profit of $42.9 million compared to the same period of 2021.
•Leveraging of fixed costs over a larger sales base, which increased operating profit by $9.9 million related to fixed selling, general, and administrative costs and by $3.6 million related to fixed overhead costs.
Partially offset by:
•Increases in material commodity costs, which negatively impacted operating profit by $60.1 million, primarily related to increased steel and aluminum costs.
•Sales mix increase of lower margin products from the acquisition of Furrion and related integration costs, which negatively impacted operating profit by $6.3 million.
•Additional amortization related to intangible assets from acquisitions completed in the last twelve months, which reduced operating profit by $3.3 million.
Amortization expense on intangible assets for the OEM Segment was $10.1 million in the second quarter of 2022, compared to $7.8 million in the same period in 2021. Depreciation expense on fixed assets for the OEM Segment was $14.4 million in the second quarter of 2022, compared to $12.1 million in the same period of 2021.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2022 increased 59 percent, or $1.0 billion, compared to the first six months of 2021. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2022	2021	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,767,735	$1,030,630	72%
Motorhomes	178,734	129,846	38%
Adjacent Industries OEMs	726,391	520,428	40%
Total OEM Segment net sales	$2,672,860	$1,680,904	59%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30 were:

	2022	2021	Change
Travel trailer and fifth-wheel RVs	285,900	265,000	8%
Motorhomes	30,600	29,100	5%

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first six months of 2022 was driven by selling price increases, market share gains, and acquisitions during the first six months of 2022.

Our increase in net sales to OEMs in Adjacent Industries during the first six months of 2022 was driven by selling price increases, market share gains, and wholesale production growth. We continue to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $436.0 million in the first six months of 2022, an increase of $293.3 million compared to the same period of 2021. The operating profit margin of the OEM Segment in the first six months of 2022 increased to 16.3 percent, compared to 8.5 percent for the same period of 2021, and was positively impacted by:
•Selling prices contractually tied to indices of select commodities increased, resulting in an increase in operating profit of $260.6 million compared to the same period of 2021.
•Pricing changes to targeted products, resulting in an increase in operating profit of $94.7 million compared to the same period of 2021.
•Leveraging of fixed costs over a larger sales base, which increased operating profit by $26.5 million related to fixed selling, general, and administrative costs and by $10.5 million related to fixed overhead costs.
Partially offset by:
•Increases in material commodity costs, which negatively impacted operating profit by $170.3 million, primarily related to increased steel and aluminum costs.
•Sales mix increase of lower margin products from the acquisition of Furrion and related integration costs, which negatively impacted operating profit by $11.3 million.
•Additional amortization related to intangible assets from acquisitions completed in the last twelve months, which reduced operating profit by $6.8 million.
Amortization expense on intangible assets for the OEM Segment was $20.2 million in first six months of 2022, compared to $14.3 million in the same period of 2021. Depreciation expense on fixed assets for the OEM Segment was $28.9 million in first six months of 2022, compared to $24.8 million in the same period of 2021.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2022 increased 13 percent, or $30.8 million, compared to the same period of 2021. Net sales of components in the Aftermarket Segment were as follows for the three months ended June 30:

(In thousands)	2022	2021	Change
Total Aftermarket Segment net sales	$259,872	$229,066	13%

Net sales of the Aftermarket Segment increased during the second quarter of 2022, primarily due to selling price increases to targeted products and acquisitions.

Operating profit of the Aftermarket Segment was $28.2 million in the second quarter of 2022, a decrease of $2.4 million compared to the same period of 2021. The operating profit margin of the Aftermarket Segment was 10.9 percent in the second quarter of 2022, compared to 13.4 percent in the same period in 2021, and was negatively impacted by:
•Increases in material commodity costs and production supplies, which negatively impacted operating profit by $31.7 million, primarily related to increased steel and aluminum costs.
•The impact of fixed costs due to reduced organic volumes, which decreased operating profit by $3.7 million related to fixed selling, general, and administrative costs and $1.6 million related to fixed overhead costs.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Investments in marketing activities and administrative structure of $5.0 million.
•Increases in direct labor costs due to production volumes and a tight labor market, which reduced operating profit by $2.5 million.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $2.0 million.
•Increases in production overhead costs in order to meet growing sales demands, which negatively impacted operating profit by $1.7 million.
Partially offset by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $37.0 million compared to the same period of 2021.
•Sales mix increase of higher margin products from the acquisition of Furrion, which positively impacted operating profit by $4.2 million.
Amortization expense on intangible assets for the Aftermarket Segment was $3.8 million in the second quarter of 2022, compared to $3.5 million in the same period of 2021. Depreciation expense on fixed assets for the Aftermarket Segment was $3.6 million in the second quarter of 2022, compared to $3.3 million in the same period of 2021.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2022 increased 23 percent, or $94.8 million, compared to the same period of 2021. Net sales of components in the Aftermarket Segment were as follows for the six months ended June 30:

(In thousands)	2022	2021	Change
Total Aftermarket Segment net sales	$507,858	$413,074	23%

Net sales of the Aftermarket Segment increased during the first six months of 2022 primarily due to selling price increases and sales from acquisitions.
Operating profit of the Aftermarket Segment was $52.5 million in the first six months of 2022, a decrease of $0.3 million compared to the same period of 2021. The operating profit margin of the Aftermarket Segment was 10.3 percent in the first six months of 2022, compared to 12.8 percent in the same period in 2021, and was negatively impacted by:
•Increases in material commodity costs and production supplies, which negatively impacted operating profit by $52.0 million, primarily related to increased steel and aluminum costs.
•Investments in marketing costs, information technology, and administrative structure of $14.5 million.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $6.5 million.
•Increases in production overhead costs in order to meet sales demands, which negatively impacted operating profit by $5.5 million.
•The impact of fixed costs due to reduced organic volumes, which decreased operating profit by $3.5 million related to fixed selling, general, and administrative costs and $1.8 million related to fixed overhead costs.
•Increases in direct labor costs due to production volumes and a tight labor market, which reduced operating profit by $3.0 million.
•Additional amortization related to intangible assets from acquisitions completed in the last twelve months, which reduced operating profit by $1.2 million.
Partially offset by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $67.9 million compared to the same period of 2021.
•Sales mix increase of higher margin products from the acquisition of Furrion and integration costs, which positively impacted operating profit by $8.1 million.
Amortization expense on intangible assets for the Aftermarket Segment was $7.6 million in first six months of 2022, compared to $6.4 million in the same period of 2021. Depreciation expense on fixed assets for the Aftermarket Segment was $7.1 million in first six months of 2022, compared to $5.8 million in the same period of 2021.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Income Taxes

The effective tax rates for the six months ended June 30, 2022 and 2021 were 26.3 percent and 25.0 percent, respectively. The effective tax rate for the six months ended June 30, 2022 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The increase in the effective tax rate for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to decreases in the excess tax benefit related to the vesting of equity-based compensation awards and the cash surrender value of life insurance plus a discrete tax adjustment in the current year period for an acquisition-related tax election.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of June 30, 2022, we had $55.0 million in cash and cash equivalents, and $286.7 million of availability under our revolving credit facility under the Credit Agreement. We paid off the full outstanding $50.0 million balance of our Shelf-Loan Facility in March 2022. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. With elevated demand continuing into the first six months of 2022, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages, and have expanded our production capacity. As we reinvest in the business, we also closely monitor our liquidity. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all.
We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2022	2021
Net cash flows provided by operating activities	$347,971	$23,859
Net cash flows used in investing activities	(120,422)	(146,429)
Net cash flows (used in) provided by financing activities	(234,390)	168,802
Effect of exchange rate changes on cash and cash equivalents	(1,067)	(92)
Net (decrease) increase in cash and cash equivalents	$(7,908)	$46,140

Cash Flows from Operations
Net cash flows provided by operating activities were $348.0 million in the first six months of 2022, compared to $23.9 million in the first six months of 2021. The increase in net cash flows provided by operating activities was primarily due to a $208.7 million increase in net income and higher depreciation and amortization. Additionally, the net change in assets and liabilities, net of acquired businesses, generated $107.8 million more cash in the first six months of 2022 compared to the same period in 2021. The primary use of cash in net assets was accounts receivable which increased driven by record sales in the first six months of 2021.
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
Depreciation and amortization was $63.7 million in the first six months of 2022, and is expected to be approximately $130 to $140 million for the full year 2022. Non-cash stock-based compensation expense in the first six months of 2022 was $13.7 million. Non-cash stock-based compensation expense is expected to be approximately $25 to $30 million for the full year 2022.

Cash Flows from Investing Activities
Cash flows used in investing activities of $120.4 million in the first six months of 2022 were primarily comprised of $70.8 million for capital expenditures and $51.8 million for the acquisitions of businesses. Cash flows used in investing activities of $146.4 million in the first six months of 2021 were primarily comprised of $103.9 million for the acquisitions of businesses, net of cash acquired and $42.0 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth, and during the first six months of 2022 included capacity expansions designed to meet elevated demand. Over the long term, based on our historical capital expenditures, the replacement portion of our capital expenditures has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2022 capital expenditures of $120 to $140 million, including capacity expansions to meet elevated demand, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
Capital expenditures and acquisitions in the first six months of 2022 were funded by cash from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in the remainder of fiscal year 2022 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $234.4 million in the first six months of 2022 were primarily comprised of $107.1 million in net repayments under our revolving credit facility, $60.9 million in repayments under our shelf loan, term loan and other borrowings, payments of quarterly dividends of $49.6 million, and cash outflows of $10.8 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
Cash flows provided by financing activities of $168.8 million in the first six months of 2021 were primarily comprised of proceeds from the issuance of the Convertible Notes and warrants to purchase 2.8 million shares of the Company's common stock, net of debt issuance costs, and from the privately negotiated call option contracts on the Company's common stock of $396.5 million, partially offset by $165.1 million in net payments under our revolving credit facility, payments of quarterly dividends of $41.7 million, repayments of $8.7 million under the term loan and other borrowings, and cash outflows of $7.9 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At June 30, 2022, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced elevated prices of these commodities in the first six months of 2022, and we expect commodity prices to remain elevated in the near term. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first six months of 2022.

As a result of the competitive labor market and strong demand for our products, we experienced increased labor costs in the first six months of 2022 attributable to higher wages and increased overtime and additional shifts for our team members. We expect some relief in labor costs in the near term as dealer inventory levels have balanced, which we project will reduce overtime and temporary staffing spend. Please see "Results of Operations" above for additional information regarding the impact of labor costs on our results of operations for the first six months of 2022.

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

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, and industry trends, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future pandemics, and the Russia-Ukraine War on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a 13 percent increase of the weighted-average interest rate on our borrowings as of June 30, 2022), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at June 30, 2022 and December 31, 2021.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2022, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 25, 2022.

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
3	10.1	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022)
4	10.2	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022)
5	10.3	Form of Executive Employment Agreement (Revised 2022)
6	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
7	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
8	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
9	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
10	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

11	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
August 2, 2022