Form 10-Q
period 2022-09-30
LCI INDUSTRIES
filed 2022-11-01
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 31, 2022) was 25,430,293 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands, except per share amounts)

Net sales	$1,132,079	$1,165,309	$4,312,797	$3,259,287
Cost of sales	879,025	913,728	3,186,415	2,508,318
Gross profit	253,054	251,581	1,126,382	750,969
Selling, general and administrative expenses	165,479	162,557	550,317	466,532
Operating profit	87,575	89,024	576,065	284,437
Interest expense, net	6,910	4,667	19,353	10,844
Income before income taxes	80,665	84,357	556,712	273,593
Provision for income taxes	19,273	20,956	144,609	68,183
Net income	$61,392	$63,401	$412,103	$205,410

Net income per common share:
Basic	$2.41	$2.51	$16.23	$8.14
Diluted	$2.40	$2.49	$16.15	$8.10

Weighted average common shares outstanding:
Basic	25,447	25,286	25,398	25,247
Diluted	25,600	25,417	25,520	25,371

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands)

Net income	$61,392	$63,401	$412,103	$205,410
Other comprehensive income (loss):
Net foreign currency translation adjustment	(12,197)	(1,793)	(28,767)	(3,875)
Actuarial (loss) gain on pension plans	(125)	—	13,860	933
Total comprehensive income	$49,070	$61,608	$397,196	$202,468

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2022	2021
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$23,403	$62,896
Accounts receivable, net of allowances of $7,769 and $6,446 at September 30, 2022 and December 31, 2021, respectively	335,945	319,782
Inventories, net	1,079,902	1,095,907
Prepaid expenses and other current assets	66,236	88,300
Total current assets	1,505,486	1,566,885
Fixed assets, net	470,571	426,455
Goodwill	551,615	543,180
Other intangible assets, net	489,555	519,957
Operating lease right-of-use assets	195,877	164,618
Other long-term assets	55,867	66,999
Total assets	$3,268,971	$3,288,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$22,089	$71,003
Accounts payable, trade	201,032	282,183
Current portion of operating lease obligations	33,862	30,592
Accrued expenses and other current liabilities	243,138	243,438
Total current liabilities	500,121	627,216
Long-term indebtedness	1,039,870	1,231,959
Operating lease obligations	172,643	143,436
Deferred taxes	26,816	43,184
Other long-term liabilities	105,964	149,424
Total liabilities	1,845,414	2,195,219
Stockholders' equity
Common stock, par value $.01 per share	285	284
Paid-in capital	231,518	220,459
Retained earnings	1,265,324	930,795
Accumulated other comprehensive loss	(15,408)	(501)
Stockholders' equity before treasury stock	1,481,719	1,151,037
Treasury stock, at cost	(58,162)	(58,162)
Total stockholders' equity	1,423,557	1,092,875
Total liabilities and stockholders' equity	$3,268,971	$3,288,094

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$412,103	$205,410
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	95,966	80,211
Stock-based compensation expense	20,564	20,295
Deferred taxes	(2,401)	—
Other non-cash items	1,174	5,418
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(18,128)	(140,768)
Inventories, net	26,508	(253,031)
Prepaid expenses and other assets	31,304	(28,274)
Accounts payable, trade	(82,054)	97,071
Accrued expenses and other liabilities	471	25,961
Net cash flows provided by operating activities	485,507	12,293
Cash flows from investing activities:
Capital expenditures	(103,748)	(73,872)
Acquisitions of businesses	(55,709)	(154,544)
Other investing activities	2,137	11,544
Net cash flows used in investing activities	(157,320)	(216,872)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(10,805)	(8,258)
Proceeds from revolving credit facility	844,900	832,493
Repayments under revolving credit facility	(1,001,040)	(912,547)
Repayments under shelf loan, term loan, and other borrowings	(65,852)	(13,375)
Proceeds from issuance of convertible notes	—	460,000
Purchases of convertible note hedge contracts	—	(100,142)
Proceeds from issuance of warrants concurrent with note hedge contracts	—	48,484
Payment of debt issuance costs	—	(11,955)
Payment of dividends	(76,273)	(64,425)
Payment of contingent consideration and holdbacks related to acquisitions	(57,328)	(8,061)
Other financing activities	1,468	1,972
Net cash flows (used in) provided by financing activities	(364,930)	224,186
Effect of exchange rate changes on cash and cash equivalents	(2,750)	1,187
Net (decrease) increase in cash and cash equivalents	(39,493)	20,794
Cash and cash equivalents at beginning of period	62,896	51,821
Cash and cash equivalents cash at end of period	$23,403	$72,615
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,326	$9,127
Cash paid during the period for income taxes, net of refunds	$144,121	$75,822
Purchase of property and equipment in accrued expenses	$2,019	$4,036

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

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2021	$284	$220,459	$930,795	$(501)	$(58,162)	$1,092,875
Net income	—	—	196,181	—	—	196,181
Issuance of 138,208 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(10,570)	—	—	—	(10,569)
Stock-based compensation expense	—	6,517	—	—	—	6,517
Other comprehensive loss	—	—	—	(2,882)	—	(2,882)
Cash dividends ($0.90 per share)	—	—	(22,870)	—	—	(22,870)
Dividend equivalents on stock-based awards	—	392	(392)	—	—	—
Balance - March 31, 2022	$285	$216,798	$1,103,714	$(3,383)	$(58,162)	$1,259,252
Net income	—	—	154,530	—	—	154,530
Issuance of 18,245 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(204)	—	—	—	(204)
Stock-based compensation expense	—	7,184	—	—	—	7,184
Other comprehensive income	—	—	—	297	—	297
Cash dividends ($1.05 per share)	—	—	(26,702)	—	—	(26,702)
Dividend equivalents on stock-based awards	—	453	(453)	—	—	—
Balance - June 30, 2022	$285	$224,231	$1,231,089	$(3,086)	$(58,162)	$1,394,357
Net income	—	—	61,392	—	—	61,392
Issuance of 578 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(32)	—	—	—	(32)
Stock-based compensation expense	—	6,863	—	—	—	6,863
Other comprehensive loss	—	—	—	(12,322)	—	(12,322)
Cash dividends ($1.05 per share)	—	—	(26,701)	—	—	(26,701)
Dividend equivalents on stock-based awards	—	456	(456)	—	—	—
Balance - September 30, 2022	$285	$231,518	$1,265,324	$(15,408)	$(58,162)	$1,423,557

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; boats; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At September 30, 2022, the Company operated over 130 manufacturing and distribution facilities located throughout North America and Europe.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risks and Uncertainties

The COVID-19 pandemic and the conflict between Russia and Ukraine (the "Russia-Ukraine War") have caused significant uncertainty and disruption in the global economy and financial markets. Management continues to closely monitor the impact of COVID-19 and the Russia-Ukraine War, as well as heightened tensions between China and Taiwan, on all aspects of the business. The extent to which COVID-19, the Russia-Ukraine War, and/or relations between China and Taiwan may impact the Company's liquidity, financial condition, and results of operations in the future remains uncertain.

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

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Weighted average shares outstanding for basic earnings per share	25,447	25,286	25,398	25,247
Common stock equivalents pertaining to stock-based awards	153	131	122	124
Weighted average shares outstanding for diluted earnings per share	25,600	25,417	25,520	25,371

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	113	140	112	142
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for the nine months ended September 30, 2022, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties") sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of common shares upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For the nine months ended September 30, 2022, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Nine Months Ended September 30, 2022

Girard

In March 2022, the Company acquired substantially all of the business assets of Girard Systems and Girard Products LLC (collectively "Girard"), a manufacturer and distributor of proprietary awnings and tankless water heaters for OEMs and aftermarket customers in the RV, specialty vehicle, and related industries. The total fair value of consideration was approximately $70.7 million. The Company paid $50.0 million in cash consideration at closing, with fixed deferred consideration of $20.0 million paid in July 2022 and $0.7 million paid to true up net working capital in September 2022.

The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, in both the Company's OEM and Aftermarket Segments. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including deferred taxes and the fair value of intangible assets. The current estimates for intangible assets are based on a preliminary valuation and these estimates are subject to change when the valuation is finalized within the measurement period (not to exceed 12 months from the acquisition date). The acquisition of this business was preliminarily recorded, as updated, as of the acquisition date as follows (in thousands):

Cash consideration	$50,664
Fixed deferred consideration	20,000
Total fair value of consideration given	$70,664

Identifiable intangible assets	$43,520
Other assets acquired and liabilities assumed, net	14,442
Total fair value of net assets acquired	$57,962

Goodwill (tax deductible)	$12,702

The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Other Acquisitions in 2022

During the nine months ended September 30, 2022, the Company completed two other acquisitions for $5.0 million of cash purchase consideration. The preliminary purchase price allocations resulted in $0.8 million of goodwill (tax deductible). As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisitions with Measurement Period Adjustments During the Nine Months Ended September 30, 2022
Exertis

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

During the nine months ended September 30, 2022, the Company adjusted the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Furrion

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with fixed payments of $31.3 million due on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. The Company paid the first anniversary fixed payment in September 2022, and the remaining deferred acquisition fixed payment is recorded at its discounted present value in the Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities at September 30, 2022.

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

During the nine months ended September 30, 2022, the Company adjusted and finalized the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital, intangible assets, fixed asset balances, and deferred tax balances. These measurement period adjustments would not have resulted in a material impact on the prior

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
period results if the adjustments had been recognized as of the acquisition date. The acquisition of this business was preliminarily recorded as of the acquisition date, and subsequently adjusted and finalized, as follows (in thousands):

	Preliminary at December 31, 2021	Measurement Period Adjustments	As Adjusted at September 30, 2022
Cash consideration, net of cash acquired	$50,534	$—	$50,534
Effective settlement of Receivable from Furrion	34,956	—	34,956
Discounted value of fixed deferred consideration	61,191	—	61,191
Total fair value of consideration given	$146,681	$—	$146,681

Customer relationships	$66,300	$(10,600)	$55,700
Other identifiable intangible assets	43,900	(1,200)	42,700
Other assets acquired and liabilities assumed, net	(9,518)	(1,483)	(11,001)
Total fair value of net assets acquired	$100,682	$(13,283)	$87,399

Goodwill (tax deductible)	$45,999	$13,283	$59,282

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

During the nine months ended September 30, 2022, the Company adjusted and finalized the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital and fixed asset balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2021	$379,463	$163,717	$543,180
Acquisitions – 2022	11,460	2,032	13,492
Measurement period adjustments	11,830	1,457	13,287
Foreign currency translation	(16,218)	(2,126)	(18,344)
Net balance – September 30, 2022	$386,535	$165,080	$551,615
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$500,432	$154,075	$346,357	6	to	17
Patents	118,484	60,402	58,082	3	to	20
Trade names (finite life)	92,312	19,628	72,684	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,584	7,131	4,453	3	to	6
Other	609	230	379	2	to	12
Other intangible assets	$731,021	$241,466	$489,555
Other intangible assets consisted of the following at December 31, 2021:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$487,853	$127,048	$360,805	6	to	17
Patents	116,725	53,479	63,246	3	to	20
Trade names (finite life)	93,994	16,497	77,497	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,464	5,439	6,025	3	to	6
Other	309	212	97	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$722,632	$202,675	$519,957

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	September 30,	December 31,
(In thousands)	2022	2021
Raw materials	$662,480	$833,992
Work in process	49,870	48,250
Finished goods	367,552	213,665
Inventories, net	$1,079,902	$1,095,907

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,	December 31,
(In thousands)	2022	2021
Fixed assets, at cost	$922,469	$842,462
Less accumulated depreciation and amortization	451,898	416,007
Fixed assets, net	$470,571	$426,455

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
(In thousands)	2022	2021
Employee compensation and benefits	$83,566	$85,760
Deferred acquisition payments and contingent consideration*	33,959	39,307
Current portion of accrued warranty	39,583	33,874
Other	86,030	84,497
Accrued expenses and other current liabilities	$243,138	$243,438
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

(In thousands)	2022	2021
Balance at beginning of period	$52,114	$47,091
Provision for warranty expense	36,362	18,798
Warranty liability from acquired businesses	—	5,611
Warranty costs paid	(29,373)	(22,054)
Balance at end of period	59,103	49,446
Less long-term portion	(19,520)	(19,010)
Current portion of accrued warranty at end of period	$39,583	$30,436

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net service cost	$(300)	$(1,084)	$(2,390)	$(3,300)
Interest cost	(322)	(163)	(861)	(495)
Expected return on plan assets	213	105	549	322
Amortization of actuarial gain	95	—	95	—
Administrative charges	(87)	(71)	(227)	(214)
Net periodic pension cost	$(401)	$(1,213)	$(2,834)	$(3,687)

9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Convertible Notes	$460,000	$460,000
Revolving Credit Loan	226,367	403,953
Term Loan	380,000	395,000
Shelf-Loan Facility	—	50,000
Other	5,365	5,997
Unamortized deferred financing fees	(9,773)	(11,988)
	1,061,959	1,302,962
Less current portion	(22,089)	(71,003)
Long-term indebtedness	$1,039,870	$1,231,959

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loan") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facility by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.625 percent (0.125 percent was applicable at September 30, 2022) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at LIBOR (or a relevant benchmark replacement rate) for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.625 percent (1.125 percent was applicable at September 30, 2022) depending on the Company’s total net leverage ratio. Foreign currency borrowings, other than Pounds Sterling, have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At September 30, 2022, the Company had $4.4 million in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility was $369.2 million at September 30, 2022. A commitment fee ranging from 0.150 percent to 0.225 percent (0.175 percent was applicable at September 30, 2022) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

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

Convertible Notes

On May 13, 2021, the Company issued $460.0 million in aggregate principal amount of 1.125 percent Convertible Notes due 2026 in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $447.8 million after deducting the initial purchasers' discounts and offering expenses payable by the Company. The Convertible Notes bear interest at a coupon rate of 1.125 percent per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes will mature on May 15, 2026, unless earlier converted, redeemed, or repurchased, in accordance with their terms.

As of September 30, 2022, the conversion rate was 6.0946 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $394.5 million at September 30, 2022 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At September 30, 2022, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Borrowings under both the Credit Agreement and the Shelf-Loan Facility are secured on a pari-passu basis by first priority liens on the capital stock or other equity interests of certain of the Company's direct and indirect subsidiaries (including up to 65 percent of the equity interests of certain "controlled foreign corporations").

Pursuant to the Credit Agreement and Shelf-Loan Facility, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2022, the Company was in compliance with all such requirements and expects to remain in such compliance for the next twelve months.

The Credit Agreement and the Shelf-Loan Facility include a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation did not impact the Company's ability to incur additional indebtedness under its revolving credit facility at September 30, 2022. The Company believes the availability of $369.2 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

10.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The increase in lease expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily driven by capacity expansions and leases assumed in acquisitions. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating lease expense	$14,081	$11,280	$40,229	$31,695
Short-term lease expense	2,019	1,247	5,793	3,122
Variable lease expense	1,175	923	2,824	2,354
Total lease expense	$17,275	$13,450	$48,846	$37,171

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration

In connection with several business acquisitions, if certain sales targets for the acquired products are achieved, the Company would pay additional cash consideration. As required, the liability for this contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. The following table provides a reconciliation of the Company’s contingent consideration liability for the nine months ended September 30, 2022:

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
(b) During the nine months ended September 30, 2022, the Company updated its sales projections for a product subject to contingent consideration and determined the probability of payment under the contingent arrangement to be remote. Consequently, the fair value of the contingent consideration liability related to this product was reduced by $1.9 million.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2022, would not be material to the Company's financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	September 30,	December 31,
(In thousands)	2022	2021
Common stock authorized	75,000	75,000
Common stock issued	28,517	28,360
Treasury stock	3,087	3,087
Common stock outstanding	25,430	25,273

The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2022 and December 31, 2021:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Third Quarter 2021	0.90	09/03/21	09/17/21	22,747
Fourth Quarter 2021	0.90	12/03/21	12/17/21	22,746
Total 2021	$3.45			$87,171

First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Third Quarter 2022	1.05	09/02/22	09/16/22	26,701
Total 2022	$3.00			$76,273

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2021	285,711	$110.41
Issued	3,923	105.48
Granted	156,919	120.64
Dividend equivalents	7,729	107.15
Forfeited	(7,988)	121.12
Vested	(168,203)	95.98
Outstanding at September 30, 2022	278,091	$121.51

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2021	149,961	$104.01
Granted	91,988	110.83
Dividend equivalents	4,413	107.18
Forfeited	(4,840)	78.11
Vested	(80,938)	82.40
Outstanding at September 30, 2022	160,584	$120.12

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2022				December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 8)	$31,109	$—	$—	$31,109	$52,296	$—	$—	$52,296
Liabilities
Contingent consideration	$110	$—	$—	$110	$6,911	$—	$—	$6,911

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

The OEM Segment, which accounted for 83 percent and 81 percent of consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 63 percent of the Company's OEM Segment net sales for the nine months ended September 30, 2022 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 17 percent and 19 percent of consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, and the sale of replacement glass and awnings to fulfill insurance claims.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$480,207	$13,308	$493,515	$586,830	$15,599	$602,429
Motorhomes	60,964	21,958	82,922	39,679	23,580	63,259
Adjacent Industries OEMs	295,173	40,810	335,983	246,582	34,011	280,593
Total OEM Segment net sales	836,344	76,076	912,420	873,091	73,190	946,281
Aftermarket Segment:
Total Aftermarket Segment net sales	203,106	16,553	219,659	204,566	14,462	219,028
Total net sales	$1,039,450	$92,629	$1,132,079	$1,077,657	$87,652	$1,165,309

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,218,157	$43,093	$2,261,250	$1,582,182	$50,877	$1,633,059
Motorhomes	185,118	76,538	261,656	118,872	74,233	193,105
Adjacent Industries OEMs	930,536	131,838	1,062,374	690,759	110,262	801,021
Total OEM Segment net sales	3,333,811	251,469	3,585,280	2,391,813	235,372	2,627,185
Aftermarket Segment:
Total Aftermarket Segment net sales	673,519	53,998	727,517	585,973	46,129	632,102
Total net sales	$4,007,330	$305,467	$4,312,797	$2,977,786	$281,501	$3,259,287
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company's operating profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating profit:
OEM Segment	$65,186	$64,136	$501,137	$206,757
Aftermarket Segment	22,389	24,888	74,928	77,680
Total operating profit	$87,575	$89,024	$576,065	$284,437

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$295,256	$351,837	$1,341,567	$948,135
Windows and doors	244,011	254,526	876,354	761,168
Furniture and mattresses	179,710	184,741	651,456	508,789
Axles and suspension solutions	67,343	68,120	257,766	184,092
Other	126,100	87,057	458,137	225,001
Total OEM Segment net sales	912,420	946,281	3,585,280	2,627,185
Total Aftermarket Segment net sales	219,659	219,028	727,517	632,102
Total net sales	$1,132,079	$1,165,309	$4,312,797	$3,259,287

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2022, we operated over 130 manufacturing and distribution facilities located throughout North America and Europe. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; boats; trains; manufactured homes; and modular housing. Approximately 65 percent of our OEM Segment net sales for the twelve months ended September 30, 2022 were of components for travel trailer and fifth-wheel RVs, including:

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

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets since early 2020. With RV retail demand at record levels throughout 2021, the industry faced challenges with supply chain constraints, rising material and freight costs, and increases in direct labor costs due to higher production volumes and a tightened labor market, especially in Northern Indiana. These trends have continued through the first nine months of 2022, and,

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
with regard to supply chain constraints and freight costs, have also been impacted by the conflict between Russia and Ukraine (the "Russia-Ukraine War"), as well as heightened tensions between China and Taiwan. To address these challenges, we have continued to strategically manage working capital, including carrying elevated levels of certain inventory items to avoid future shortages. We continue to focus on our culture and leadership development programs to focus on team member retention. We continue to closely monitor the impact of COVID-19, the Russia-Ukraine War, and relations between China and Taiwan on all aspects of our business. The extent to which COVID-19, the Russia-Ukraine War, and/or relations between China and Taiwan may impact our liquidity, financial condition, and results of operations in the future remains uncertain.

INDUSTRY BACKGROUND

OEM Segment

North American Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers, and truck campers).
The annual sales cycle for the RV industry generally starts in October after the "Open House" in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Due to the COVID-19 pandemic, the 2021 and 2020 Open Houses were canceled, but an Open House was held in September 2022. The seasonality of the RV industry has been impacted by the COVID-19 pandemic, and the timing of a return to historical seasonality is not possible to predict at this time.
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs in the first nine months of 2022, our primary RV market, decreased ten percent to 359,300 units, compared to the first nine months of 2021, primarily due to a decrease in retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 24 percent in the first nine months of 2022 compared to the same period in 2021. Retail demand has declined from recent elevated levels, partially driven by elevated fuel prices and rising interest rates impacting retail consumers. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2022	73,400	(46)%	102,400	(22)%	(29,000)
Quarter ended June 30, 2022	133,700	—%	129,200	(28)%	4,500
Quarter ended March 31, 2022	152,200	16%	93,500	(18)%	58,700
Quarter ended December 31, 2021	130,400	13%	76,600	(14)%	53,800
Twelve months ended September 30, 2022	489,700	(5)%	401,700	(22)%	88,000

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2021	136,000	24%	131,000	(18)%	5,000
Quarter ended June 30, 2021	133,800	100%	180,600	36%	(46,800)
Quarter ended March 31, 2021	131,200	49%	114,500	53%	16,700
Quarter ended December 31, 2020	115,200	38%	89,400	40%	25,800
Twelve months ended September 30, 2021	516,200	48%	515,500	20%	700

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2022 increased eight percent to 45,800 units compared to the first nine months of 2021, primarily due to dealers rebuilding inventory levels. Retail demand for motorhome RVs decreased 14 percent year-over-year in the first nine months of 2022, compared to an eight percent year-over-year increase in retail demand in the same period of 2021. Retail demand has declined from recent elevated levels, partially driven by elevated fuel prices and rising interest rates impacting retail consumers.

Our current estimate for full-year 2022 industry-wide wholesale shipments from the United States of travel trailer, fifth-wheel, and motorhome RVs are approximately 480,000 to 500,000 units. This estimate suggests a decrease of 45 to 50 percent in the second half of 2022 compared to actual wholesale shipments in the first half of 2022. This projected decline is being driven by current dealer inventory levels, as well as elevated gas prices and rising interest rates impacting retail consumers.

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

We currently expect to see continued reduction in aftermarket volumes in the remainder of 2022 as a result of fully stocked distribution channels, chip shortages impacting truck markets, and the impacts of inflation and rising interest rates on consumers' discretionary spending.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the third quarter of 2022 were $1.1 billion, three percent lower than consolidated net sales for the same period of 2021 of $1.2 billion. The decrease was primarily driven by a nearly 40 percent decrease in wholesale RV OEM shipments, partially offset by price realization, market share growth, acquisitions, and an increase in net sales to OEMs in Adjacent Industries. Net sales from acquisitions completed in the twelve months ended September 30, 2022, primarily Furrion Holdings Limited ("Furrion") and Girard Systems and Girard Products LLC, contributed approximately $38.7 million in the third quarter of 2022.
•Net income for the third quarter of 2022 was $61.4 million, or $2.40 per diluted share, compared to net income of $63.4 million, or $2.49 per diluted share, for the same period of 2021.
•Consolidated operating profit during the third quarter of 2022 was $87.6 million compared to $89.0 million in the same period of 2021. Operating profit margin was 7.7 percent in the third quarter of 2022 compared to 7.6 percent in the same period of 2021. The increase was primarily a result of increased selling prices which are indexed to select commodities and pricing changes to targeted products, partially offset by increased raw material and freight costs as well as higher fixed costs over lower sales volumes.
•The cost of aluminum and steel consumed in certain of our manufactured components increased in the third quarter of 2022 compared to the same period of 2021. Raw material costs are subject to continued fluctuation and are being partially offset by contractual selling prices which are indexed to select commodities.
•The effective tax rate of 26.0 percent for the nine months ended September 30, 2022 was higher than the comparable prior year period of 24.9 percent, primarily due to decreases in the excess tax benefit related to the vesting of equity-based compensation awards and the cash surrender value of life insurance, plus a discrete tax adjustment for an acquisition-related tax election in the current year period, as discussed below under "Income Taxes."
•In September 2022, we paid a quarterly dividend of $1.05 per share, aggregating to $26.7 million.

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2022 decreased $33.9 million, compared to the same period of 2021. Net sales of components to the following OEMs markets for the three months ended September 30 were:

(In thousands)	2022	2021	Change
RV OEMs:
Travel trailers and fifth-wheels	$493,515	$602,429	(18)%
Motorhomes	82,922	63,259	31%
Adjacent Industries OEMs	335,983	280,593	20%
Total OEM Segment net sales	$912,420	$946,281	(4)%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30 were:

	2022	2021	Change
Travel trailer and fifth-wheel RVs	73,400	136,000	(46)%
Motorhomes	15,300	13,300	15%

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

Content per:	2022	2021	Change
Travel trailer and fifth-wheel RV	$5,853	$3,786	55%
Motorhome	$3,806	$2,732	39%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions.

Our decrease in net sales to RV OEMs during the third quarter of 2022 was driven by a nearly 40 percent reduction in North American wholesale shipments during the third quarter of 2022.

Our increase in net sales to OEMs in Adjacent Industries during the third quarter of 2022 was driven by selling price increases and market share gains.

Operating profit of the OEM Segment was $65.2 million in the third quarter of 2022, an increase of $1.1 million compared to the same period of 2021. The operating profit margin of the OEM Segment in the third quarter of 2022 increased to 7.1 percent compared to 6.8 percent for the same period of 2021 and was positively impacted by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $40.9 million compared to the same period of 2021.
•Selling prices contractually tied to indices of select commodities increased, resulting in an increase in operating profit of $35.2 million compared to the same period of 2021.
Partially offset by:
•Increases in material commodity costs, which negatively impacted operating profit by $35.6 million, primarily related to increased steel and aluminum costs.
•The impact of fixed costs due to reduced organic volumes, which decreased operating profit by $11.5 million related to fixed selling, general, and administrative costs and $9.6 million related to fixed overhead costs.
•Higher production facility costs resulting from previous investments to expand capacity, which increased expenses by $10.0 million.
•Sales mix increase of lower margin products from recent acquisitions and related integration costs, which negatively impacted operating profit by $2.3 million.
•Additional amortization related to intangible assets from acquisitions completed in the last twelve months, which reduced operating profit by $2.3 million.
Amortization expense on intangible assets for the OEM Segment was $10.5 million in the third quarter of 2022, compared to $8.6 million in the same period in 2021. Depreciation expense on fixed assets for the OEM Segment was $14.2 million in the third quarter of 2022, compared to $12.8 million in the same period of 2021.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2022 increased 36 percent, or $1.0 billion, compared to the first nine months of 2021. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2022	2021	Change
RV OEMs:
Travel trailers and fifth-wheels	$2,261,250	$1,633,059	38%
Motorhomes	261,656	193,105	35%
Adjacent Industries OEMs	1,062,374	801,021	33%
Total OEM Segment net sales	$3,585,280	$2,627,185	36%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30 were:

	2022	2021	Change
Travel trailer and fifth-wheel RVs	359,300	401,000	(10)%
Motorhomes	45,800	42,400	8%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during the first nine months of 2022 was driven by selling price increases, market share gains, and acquisitions during the first nine months of 2022.

Our increase in net sales to OEMs in Adjacent Industries during the first nine months of 2022 was driven by selling price increases, market share gains, and wholesale production growth. We continue to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $501.1 million in the first nine months of 2022, an increase of $294.4 million compared to the same period of 2021. The operating profit margin of the OEM Segment in the first nine months of 2022 increased to 14.0 percent, compared to 7.9 percent for the same period of 2021, and was positively impacted by:
•Selling prices contractually tied to indices of select commodities increased, resulting in an increase in operating profit of $296.4 million compared to the same period of 2021.
•Pricing changes to targeted products, resulting in an increase in operating profit of $186.8 million compared to the same period of 2021.
Partially offset by:
•Increases in material commodity costs, which negatively impacted operating profit by $211.5 million, primarily related to increased steel and aluminum costs.
•Sales mix increase of lower margin products from recent acquisitions and related integration costs, which negatively impacted operating profit by $13.5 million.
•Higher production facility costs resulting from previous investments to expand capacity, which reduced operating profit by $11.1 million.
•Additional amortization related to intangible assets from acquisitions completed in the last twelve months, which reduced operating profit by $9.0 million.
Amortization expense on intangible assets for the OEM Segment was $30.7 million in the first nine months of 2022, compared to $22.9 million in the same period of 2021. Depreciation expense on fixed assets for the OEM Segment was $43.1 million in the first nine months of 2022, compared to $37.1 million in the same period of 2021.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2022 increased $0.6 million, compared to the same period of 2021. Net sales of components in the Aftermarket Segment were as follows for the three months ended September 30:

(In thousands)	2022	2021	Change
Total Aftermarket Segment net sales	$219,659	$219,028	—%

The slight increase in net sales of the Aftermarket Segment was primarily due to selling price increases to targeted products and acquisitions, mostly offset by lower volumes due fully stocked distribution channels, chip shortages impacting truck markets, and the impacts of inflation and rising interest rates on consumers' discretionary spending.

Operating profit of the Aftermarket Segment was $22.4 million in the third quarter of 2022, a decrease of $2.5 million compared to the same period of 2021. The operating profit margin of the Aftermarket Segment was 10.2 percent in the third quarter of 2022, compared to 11.4 percent in the same period in 2021, and was negatively impacted by:
•Increases in material commodity costs and production supplies, which negatively impacted operating profit by $18.9 million, primarily related to increased steel and aluminum costs.
•The impact of fixed costs due to reduced organic volumes, which decreased operating profit by $7.6 million related to fixed selling, general, and administrative costs and $2.9 million related to fixed overhead costs.
•Investments in marketing activities and administrative structure of $2.6 million.
•Increases in production overhead costs in the current period resulting from investments to expand capacity over the past year, which negatively impacted operating profit by $2.4 million in the current period.
•Increases in direct labor costs due to production volumes and a tight labor market, which reduced operating profit by $2.2 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Partially offset by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $33.0 million compared to the same period of 2021.
•Sales mix increase of higher margin products from the acquisition of Furrion, which positively impacted operating profit by $1.4 million.
Amortization expense on intangible assets for the Aftermarket Segment was $3.8 million in the third quarter of 2022, compared to $3.9 million in the same period of 2021. Depreciation expense on fixed assets for the Aftermarket Segment was $3.8 million in the third quarter of 2022, compared to $3.7 million in the same period of 2021.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2022 increased 15 percent, or $95.4 million, compared to the same period of 2021. Net sales of components in the Aftermarket Segment were as follows for the nine months ended September 30:

(In thousands)	2022	2021	Change
Total Aftermarket Segment net sales	$727,517	$632,102	15%

Net sales of the Aftermarket Segment increased during the first nine months of 2022 primarily due to selling price increases and sales from acquisitions.
Operating profit of the Aftermarket Segment was $74.9 million in the first nine months of 2022, a decrease of $2.8 million compared to the same period of 2021. The operating profit margin of the Aftermarket Segment was 10.3 percent in the first nine months of 2022, compared to 12.3 percent in the same period in 2021, and was negatively impacted by:
•Increases in material commodity costs and production supplies, which negatively impacted operating profit by $76.0 million, primarily related to increased steel and aluminum costs.
•The impact of fixed costs due to reduced organic volumes, which decreased operating profit by $12.2 million related to fixed selling, general, and administrative costs and $4.9 million related to fixed overhead costs.
•Investments in marketing costs and administrative structure of $10.7 million.
•Increases in production labor costs due to production volumes and a tight labor market, which reduced operating profit by $10.0 million.
•Increases in transportation costs, primarily for third party freight, which reduced operating profit by $6.6 million.
•Higher production facility costs in the current period resulting from investments to expand capacity over the past year, which reduced operating profit by $3.5 million in the current period.
Partially offset by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $101.9 million compared to the same period of 2021.
•Sales mix increase of higher margin products from the acquisition of Furrion, which positively impacted operating profit by $9.0 million.
Amortization expense on intangible assets for the Aftermarket Segment was $11.3 million in the first nine months of 2022, compared to $10.3 million in the same period of 2021. Depreciation expense on fixed assets for the Aftermarket Segment was $10.9 million in the first nine months of 2022, compared to $10.0 million in the same period of 2021.

Interest Expense

Interest expense, net was $19.4 million for the nine months ended September 30, 2022, compared to $10.8 million in the same period of 2021. The increase in interest expense for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to higher global interest rates on our adjustable rate Term Loan and revolving credit facility, partially offset by principal payments on the Term Loan, net repayments of our revolving credit facility, and the payoff

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
of the shelf loan balance in March 2022. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 26.0 percent and 24.9 percent, respectively. The effective tax rate for the nine months ended September 30, 2022 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to decreases in the excess tax benefit related to the vesting of equity-based compensation awards and the cash surrender value of life insurance, plus a discrete tax adjustment in the current year period for an acquisition-related tax election.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of September 30, 2022, we had $23.4 million in cash and cash equivalents, and $369.2 million of availability under our revolving credit facility under the Credit Agreement. We paid off the full outstanding $50.0 million balance of our Shelf-Loan Facility in March 2022. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. With elevated demand through the first half of 2022, the industry has faced challenges with supply chain constraints, rising material costs, and a tightened labor market, especially in northern Indiana. To address these challenges, we have strategically managed working capital, including intentionally building up levels of certain inventory items to avoid future shortages, and have expanded our production capacity. As we reinvest in the business, we also closely monitor our liquidity. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all.
We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2022	2021
Net cash flows provided by operating activities	$485,507	$12,293
Net cash flows used in investing activities	(157,320)	(216,872)
Net cash flows (used in) provided by financing activities	(364,930)	224,186
Effect of exchange rate changes on cash and cash equivalents	(2,750)	1,187
Net (decrease) increase in cash and cash equivalents	$(39,493)	$20,794

Cash Flows from Operations
Net cash flows provided by operating activities were $485.5 million in the first nine months of 2022, compared to $12.3 million in the first nine months of 2021. The increase in net cash flows provided by operating activities was due to an increase in net income of $206.7 million and an increase in depreciation and amortization of $15.8 million. Additionally, the net change in assets and liabilities, net of acquired businesses, used $257.1 million less cash in the first nine months of 2022 compared to the same period in 2021. The primary uses of cash in net assets were increases in accounts receivable and investments in inventories driven by record sales and rising commodity costs in the first nine months of 2021.

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
Depreciation and amortization was $96.0 million in the first nine months of 2022, and is expected to be approximately $130 to $140 million for the full year 2022. Non-cash stock-based compensation expense in the first nine months of 2022 was $20.6 million. Non-cash stock-based compensation expense is expected to be approximately $25 to $30 million for the full year 2022.

Cash Flows from Investing Activities
Cash flows used in investing activities of $157.3 million in the first nine months of 2022 were primarily comprised of $103.7 million for capital expenditures and $55.7 million for the acquisitions of businesses. Cash flows used in investing activities of $216.9 million in the first nine months of 2021 were primarily comprised of $154.5 million for the acquisitions of businesses, net of cash acquired and $73.9 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth, and during the first nine months of 2022 included capacity expansions designed to meet elevated demand. Over the long term, based on our historical capital expenditures, the replacement portion of our capital expenditures has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2022 capital expenditures of $110 to $130 million, including investments in automation and capacity expansions to meet elevated demand.
Capital expenditures and acquisitions in the first nine months of 2022 were funded by cash from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in the remainder of fiscal year 2022 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $364.9 million in the first nine months of 2022 were primarily comprised of $156.1 million in net repayments under our revolving credit facility, payments of quarterly dividends of $76.3 million, $65.9 million in repayments under our shelf loan, term loan and other borrowings, payment of contingent consideration and holdbacks related to acquisitions of $57.3 million, and cash outflows of $10.8 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
Cash flows provided by financing activities of $224.2 million in the first nine months of 2021 were primarily comprised of proceeds from the issuance of the Convertible Notes and Warrants to purchase 2.8 million shares of the Company's common stock, net of debt issuance costs, and from the privately negotiated call option contracts on the Company's common stock of $396.5 million, partially offset by $80.1 million in net payments under our revolving credit facility, payments of quarterly dividends of $64.4 million, repayments of $13.4 million under the term loan and other borrowings, and cash outflows of $8.3 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement and Shelf-Loan Facility include both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2022, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced elevated prices of these commodities in the first nine months of 2022, and we expect commodity prices to remain elevated in the near term. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first nine months of 2022.

As a result of the competitive labor market and strong demand for our products, we experienced increased labor costs in the first nine months of 2022 attributable to higher wages and increased overtime and additional shifts for our team members. We expect some relief in labor costs in the near term as dealer inventory levels have balanced, which we project will reduce overtime and temporary staffing spend. Please see "Results of Operations" above for additional information regarding the impact of labor costs on our results of operations for the first nine months of 2022.

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

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, and industry trends, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future pandemics, the Russia-Ukraine War, and heightened tensions between China and Taiwan on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a 10 percent increase of the weighted-average interest rate on our borrowings as of September 30, 2022), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at September 30, 2022 and December 31, 2021.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2022, would not be material to our financial position or results of operations.

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
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

8	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Brian M. Hall
Brian M. Hall
Chief Financial Officer
November 1, 2022