Form 10-K
period 2022-12-31
LCI INDUSTRIES
filed 2023-02-24
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,019,250,435. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 17, 2023), was 25,179,909 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 18, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, and industry trends, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, the impacts of COVID-19, or other future pandemics, the Russia-Ukraine war, and heightened tensions between China and Taiwan on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission ("SEC"). Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

LCI INDUSTRIES

PART I

Item 1.    BUSINESS.

Summary
LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," the "Registrant," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI" or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet.

Our products include steel chassis and related components; axles and suspension solutions; slide-out mechanisms and solutions; thermoformed bath, kitchen, and other products; vinyl, aluminum, and frameless windows; manual, electric, and hydraulic stabilizer and leveling systems; entry, luggage, patio, and ramp doors; furniture and mattresses; electric and manual entry steps; awnings and awning accessories; towing products; truck accessories; electronic components; appliances; air conditioners; televisions and sound systems; tankless water heaters; and other accessories.
We have two reportable segments: the original equipment manufacturers segment (the "OEM Segment") and the aftermarket segment (the "Aftermarket Segment").
We are focused on profitable growth and margin stability in our industries, both organic and through acquisitions. In order to support this growth, over the past several years we have expanded our geographic market and product lines, and integrated manufacturing, distribution, and administrative functions. At December 31, 2022, we operated over 130 manufacturing and distribution facilities located throughout North America and Europe, and reported consolidated net sales of $5.2 billion for the year ended December 31, 2022.
The Company was incorporated under the laws of Delaware on March 20, 1984, and is the successor to Drew National Corporation, which was incorporated under the laws of Delaware in 1962. Our principal executive and administrative offices are located at 3501 County Road 6 East, Elkhart, Indiana 46514; telephone number (574) 535-1125; website www.lci1.com; e-mail LCII@lci1.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to those reports) filed or furnished with the SEC as soon as reasonably practicable after such materials are electronically filed or furnished.

Recent Developments

COVID-19 Pandemic

The coronavirus ("COVID-19") pandemic and related impacts have caused significant uncertainty and disruption in the global economy and financial markets. We continue to monitor the impact of COVID-19 on all aspects of our business. For risks relating to the COVID-19 pandemic, see Item 1A. "Risk Factors" in Part I of this Report and for details on the impact of COVID-19 on the Company, see the section under the heading "COVID-19 Pandemic and Recent Events" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

Sales and Profits

Consolidated net sales for the year ended December 31, 2022 were $5.2 billion, an increase of 16 percent from the consolidated net sales for the year ended December 31, 2021 of $4.5 billion. The increase in year-over-year net sales was primarily driven by price realization, market share growth, acquisitions, and an increase in net sales to OEMs in adjacent industries, partially offset by a decrease in wholesale RV OEM shipments. Net sales from acquisitions completed in 2022 and 2021 contributed approximately $219.0 million to net sales in 2022.
Net income for 2022 was $395.0 million, or $15.48 per diluted share, compared to net income of $287.7 million, or $11.32 per diluted share, in 2021.

In Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we describe in detail the change in our net sales and operating profits during 2022.

Customer Concentrations

Thor Industries, Inc. ("Thor"), a customer of both segments, accounted for 23 percent, 24 percent, and 22 percent of our consolidated net sales for the years ended December 31, 2022, 2021, and 2020, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 20 percent, 20 percent, and 19 percent of our consolidated net sales for the years ended December 31, 2022, 2021, and 2020, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2022, 2021, and 2020. Accounts receivable from Berkshire Hathaway Inc. accounted for 14 percent of consolidated accounts receivable, net at December 31, 2021. No other customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2022 and 2021. International sales and export sales represented approximately eight percent of consolidated net sales in each of 2022, 2021, and 2020.

Acquisitions

During 2022, we completed four acquisitions:

In November 2022, the Company acquired substantially all of the business assets of Way Interglobal Network LLC ("Way"), a distributor of innovative appliances and electronics to OEMs in the RV industry. The purchase price was $54.8 million, which includes a holdback payment of $2.0 million due on the first anniversary of the acquisition in November 2023. Net sales for Way were approximately $185 million for the twelve months preceding the acquisition.

In March 2022, the Company acquired substantially all of the business assets of Girard Systems and Girard Products LLC (collectively "Girard"), a manufacturer and distributor of proprietary awnings and tankless water heaters for OEMs and aftermarket customers in the RV, specialty vehicle, and related industries. The total fair value of consideration was approximately $70.7 million. The Company paid $50.0 million in cash consideration at closing, with fixed deferred consideration of $20.0 million paid in July 2022 and $0.7 million paid to true up net working capital in September 2022. Net sales for Girard were approximately $57 million for the twelve months preceding the acquisition.

During the twelve months ended December 31, 2022, the Company completed two other acquisitions for an aggregate of $5.0 million of cash purchase consideration. Net sales for the companies acquired in these acquisitions were approximately $16 million for the twelve months preceding the acquisitions.

OEM Segment

Through our wholly-owned subsidiaries, we manufacture and distribute a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing.

In 2022, the OEM Segment represented 83 percent of our consolidated net sales and 87 percent of consolidated segment operating profit. Approximately 61 percent of our OEM Segment net sales in 2022 were from products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers, and truck campers).

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

Our OEM Segment products are sold primarily to major manufacturers of RVs such as Thor Industries, Inc. (symbol: THO), Forest River, Inc. (a Berkshire Hathaway company, symbol: BRKA), Winnebago Industries, Inc. (symbol: WGO) and other RV OEMs, and to manufacturers in other adjacent industries such as Brunswick Corporation (symbol: BC), Polaris Inc.

(symbol: PII), Blue Bird Corporation (symbol: BLBD), Skyline Champion Corporation (symbol: SKY) and Cavco Industries, Inc. (symbol: CVCO).

The RV industry is highly competitive, both among manufacturers of RVs and the suppliers of RV components, generally with low barriers to entry other than compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. We compete with several other component suppliers on a regional and national basis with respect to a broad array of components for both towable and motorized RVs. Our operations compete on the basis of product quality and reliability, product innovation, price, customer service, and customer satisfaction. Although definitive information is not readily available, we believe we are a leading supplier for towable RVs for the following principal RV products:

● windows,	● furniture,
● doors,	● leveling systems,
● chassis,	● awnings,
● slide-out mechanisms,	● electronics, and
● axles,	● appliances.
OEM Segment net sales to adjacent industries increased 25 percent to $1.4 billion in 2022 from $1.1 billion in 2021, and was 31 percent and 30 percent of total OEM Segment net sales in 2022 and 2021, respectively. Within adjacent industries, North American marine OEM net sales totaled $492.7 million in 2022, an increase of $108.2 million compared to 2021.

Our market share for our products in adjacent industries cannot be readily determined; however, we continue to make investments in acquisitions, people, technology, and equipment, and we are committed to expanding our presence in these industries.

Detailed narrative information about the results of operations of the OEM Segment is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and the continuing impact of market and supply chain disruptions.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

Aftermarket Segment net sales increased eight percent from $829.1 million in 2021 to $891.3 million in 2022. Sales from products of CURT Acquisition Holdings, Inc. (with its subsidiaries "CURT"), which we acquired in December 2019, accounted for approximately half of our Aftermarket Segment net sales in each of 2021 and 2022. CURT is a leading manufacturer and distributor of branded towing products and truck accessories and sells products to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe compliments the OEM markets we serve. We continue to make investments in people and technology to grow the Aftermarket Segment, and we are committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

Our sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of our products, innovation, price, customer service, and customer satisfaction. Our annual marketing and advertising expenditures were $31.4 million, $25.1 million, and $15.6 million, in 2022, 2021, and 2020, respectively, reflecting increased expenditures related to our strategic decision to increase our sales to the aftermarket and adjacent industries, as well as expand into international markets.

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

Capacity

At December 31, 2022, we operated over 130 manufacturing and distribution facilities across North America and Europe. For most products, we have the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. We believe we have adequate capacity to meet projected demand. Capital expenditures for 2022 were $131 million, which included normal replacement expenditures along with over $40 million in automation investments and approximately $30 million in capacity investments for operational improvements.

Seasonality

Most industries where we sell products or where our products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs and other products for which we sell our components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends have been, and may in the future be, different than in prior years, particularly as a result of the COVID-19 pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and the continuing impact of market and supply chain disruptions.

International

Over the past several years, we have been gradually investing in our international business, primarily in Europe. International and export sales represented approximately eight percent of consolidated net sales in each of 2022, 2021, and 2020. We continue to focus on developing products tailored for international recreation and transportation markets. We participate in the largest caravan shows in Europe and have been receiving positive feedback on our products. Recently, some of the product innovations we developed for European markets have been gaining popularity in the United States as well. Our international business development team works with customers and prospects in Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping introduce our existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. We target the same international product markets that we supply to in the United States, including RV, adjacent industries such as marine, cargo trailers, and high-speed trains, and the related aftermarkets. Our largest domestic customer, Thor, established a presence in the European caravan market through their 2019 acquisition of Erwin Hymer Group, which has provided additional business opportunities for us in Europe. We estimate the addressable market for annual net sales of our products outside of North America to be over $1.5 billion.

Intellectual Property

We hold approximately 680 United States and foreign patents and have approximately 270 patent applications pending that relate to various products we sell. We have also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

From time to time, we have received notices or claims we may be infringing certain patent or other intellectual property rights of others, and we have given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. We believe our patents are valuable and we vigorously protect our patents when appropriate.

Research and Development

We strive to be an industry leader in product innovation and are focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $26 million, $17 million, and $13 million in 2022, 2021, and 2020, respectively.

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

Upholstered products and mattresses produced by the Company for RVs and buses must comply with FMVSS promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for RVs must comply with regulations promulgated by the Consumer Product Safety Commission regarding flammability, as well as standards for toxic chemical levels and labeling requirements promulgated by the California Office of Environmental Health Hazard Assessment. Plywood, particleboard and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the Recreation Vehicle Industry Association ("RVIA").

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

Our operations are also subject to certain federal, state, and local regulatory requirements relating to the use, storage, discharge, transport, and disposal of hazardous materials used during the manufacturing processes. If our operating sites, or adjacent sites owned by third parties, are affected by releases of hazardous materials, we may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims.

In addition, we could be affected by future laws or regulations imposed in response to concerns over climate change, the timing and impact of which are difficult to assess.

We believe we are currently operating in compliance, in all material respects, with applicable laws and regulations and have made reports and submitted information as required. We do not believe the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on our operations, financial condition or competitive position; however, there can be no assurance this trend will continue as environmental, health and safety laws, regulations or other pertinent requirements evolve.

Human Capital

As of December 31, 2022, Lippert had approximately 12,900 full-time team members, including 11,100 in North America and 1,800 in Europe. Our U.S. team members are not subject to any collective bargaining agreements, although certain international team members are covered by national labor laws. We believe relations with our team members are good.

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

Culture and Leadership Development

Our Culture and Leadership Development Team focuses on leadership development, personal and professional development, training, and corporate and community impact. This Team meets regularly with leaders and team members across the Company to develop action plans and goals focused on both personal and professional development. The Team also supports our team member engagement survey twice a year to measure and evaluate engagement drivers and helps build specific action plans in response to the survey results to continually improve our culture and team member engagement.

We believe our future success depends on our continued ability to attract, retain, and motivate qualified team members. Our retention percentage for team members in North America for the year ended December 31, 2022 was 57 percent, a decline from the prior year retention of 60 percent. Our retention goal for 2023 is 70 percent, and a newly designed Culture Index will focus on tracking leading indicators related to retention for each division in the Company.

To highlight one particularly powerful program, 2,911 hours of one-on-one Dream Achiever sessions helped team members set and accomplish educational, financial, and health-related goals.

Community Involvement

We strive to create meaningful change and inspire a culture of giving by building positive relationships and aligning Company resources with our team members' time and talents to support the needs of our communities. In 2022, our team members logged over 150,000 volunteer hours, hosting more than 625 events, with 75 percent of our team members taking part (an increase of 20 percent from 2021). Through monetary donations, product donations, and company-wide fundraising events, we donated more than $1.8 million in 2022 to support the needs of our communities. We focus our efforts on children and families in need, educational programs, community health and wellness, and LCI team members in crisis.

Benefits and Compensation

To attract and motivate team members, we offer competitive compensation and benefits. Our compensation packages include base salary/wages, and short and long-term incentives. We also offer team members benefits such as life, disability, and health (medical, dental, and vision) insurance, a 401(k) plan with a company match, paid time off, tuition reimbursement, military leave, parental bonding leave, and holiday pay. In 2021, we launched a new well-being initiative to provide team members with resources to improve their physical and emotional health.

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

Health and Safety

We maintain a work environment designed to provide a safe and healthy workplace for all team members. We focus our efforts on eliminating exposures and reducing recordable incidents, lost workdays, and life changing events. We track and record multiple leading indicators through our Facility Safety Score ("FSS") that are preventative, proactive, and predictive to measure individual business unit performance. For 2022, our North American operations produced a FSS of 9.30 on our 10-point scale. These proactive and preventative measures guide our strategy year-over-year toward our goal of eliminating all life changing events and reducing workplace injuries. We continue to maintain lagging indicators as part of our FSS, and, in 2022, saw a decrease of our Total Recordable Incident Rate ("TRIR") of nearly 10% while experiencing significant year-over-year business growth. We attribute our improvement to leadership, engagement of team members, aggressive incident investigation with root cause analysis, and focused corrective actions.

Information About our Executive Officers

The following table sets forth our executive officers as of December 31, 2022:

Name	Position

Jason D. Lippert	President and Chief Executive Officer
Brian M. Hall	Executive Vice President and Chief Financial Officer
Andrew J. Namenye	Executive Vice President, Chief Legal Officer, and Corporate Secretary
Ryan R. Smith	Group President – North America
Jamie M. Schnur	Group President – Aftermarket
Nick C. Fletcher	Executive Vice President and Chief Human Resources Officer
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company's directors is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2023.

JASON D. LIPPERT (age 50) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Effective May 23, 2019, Mr. Lippert also became President of the Company. Mr. Lippert has over 28 years of experience with the Company and has served in a wide range of leadership positions.

BRIAN M. HALL (age 47) joined the Company in March 2013, served as Corporate Controller from June 2013 until January 2017, and has served as Chief Financial Officer of the Company since November 2016. Effective March 12, 2020, Mr. Hall also became an Executive Vice President of the Company. Prior to joining the Company, he spent more than 16 years in public accounting. Mr. Hall is a Certified Public Accountant.

ANDREW J. NAMENYE (age 42) joined the Company in September 2017 and has been Chief Legal Officer and Corporate Secretary since November 2017. Effective March 12, 2020, Mr. Namenye also became an Executive Vice President of the Company. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

RYAN R. SMITH (age 39) became Group President – North America of the Company in May 2020. Previously, he served as Senior Vice President of Sales and Operations of the Company beginning in August of 2018. Mr. Smith has over 16 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

JAMIE M. SCHNUR (age 51) became Group President – Aftermarket of the Company in May 2020. Previously, he served as Chief Administrative Officer of the Company beginning in May 2013. Mr. Schnur has over 26 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

NICK C. FLETCHER (age 62) joined the Company in February 2013 as Vice President of Human Resources. Since January 2015, he has been Chief Human Resources Officer. Effective March 12, 2020, Mr. Fletcher also became an Executive Vice President of the Company. Prior to joining the Company, Mr. Fletcher provided consulting services and held roles in senior level positions at American Commercial Lines, Continental Tire, Wabash National, Siemens and TRW.

Other Officers

KIP A. EMENHISER (age 49) joined the Company in January 2017 and has been Treasurer since March 2022, Vice President of Finance since September 2019 and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer, and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

Risk Related to the COVID-19 Pandemic
The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, and their related impacts, have had, and could have, a material and adverse effect on our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable.
The COVID-19 pandemic, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or internationally, as well as their related impacts, including on supply chains, labor matters, the global economy and financial markets, has had, and in the future could again have, a material adverse effect on our business, financial condition, and results of operations. COVID-19 has significantly impacted the global economy and financial markets, and it could continue to negatively impact our business in a number of ways. These effects include, but are not limited to:
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
•Significant increases in economic and demand uncertainty have had and could continue to result in disruption and volatility in the global credit and financial markets, which could increase the cost of capital and adversely impact access to capital for both the Company and our customers and suppliers.
•Commodity costs have become more volatile due to the COVID-19 pandemic, and that volatility may worsen and/or last for an extended period of time.
•Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations.

•Disruptions or uncertainties related to the COVID-19 pandemic or other outbreaks of disease or similar public health threats for an extended period of time could result in delays or modifications to our strategic plans and hinder our ability to achieve our strategic goals.
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

The RV, recreational boat and other markets where we sell many of our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand, often because the purchase of such products is viewed as a consumer discretionary purchase. A number of factors have in the past, and could continue to, negatively impact consumer demand, production levels, shipments, sales, and operating results, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary consumer spending, as well as demographic and political changes. For example, during portions of 2022, we saw a reduction in aftermarket volumes resulting from, in part, the negative impacts of inflation and rising interest rates on consumers' discretionary spending. During the fourth quarter, RV OEMs made larger-than-anticipated adjustments to production levels by taking a collective month of production down in order to normalize inventories as retail demand slowed, which had an adverse impact on our results, including severance-related and inventory reserve costs. Further, consumer purchases of discretionary items historically tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations.

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

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer's ability to obtain financing is significantly affected by the number of lending institutions offering floor-plan financing, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing, or an increase in the cost of such financing, particularly as a result of recent rising interest rates, have in the past caused, and would in the future again likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently result in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products, and which could reoccur in the future.

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and other products which use our components, resulting in reduced demand for our products.

Retail consumers who purchase RVs and other products which use our components generally obtain retail financing from third-party lenders. The availability, terms, and cost of retail financing depend on the lending practices of financial institutions, governmental policies, and economic and other conditions, all of which are beyond our control. Restrictions on the availability of consumer financing and increases in the costs of such financing have in the past limited, and could again limit, particularly due to recent rising interest rates, the ability of consumers to purchase such discretionary products, which would result in reduced production of such products by our customers, and therefore reduced demand for our products.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 61 percent of our OEM Segment net sales in 2022, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Risks Related to our Business, Operations and Strategy

A significant percentage of our sales are concentrated in the RV industry, and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2022, the OEM Segment represented 83 percent of our consolidated net sales, and 87 percent of consolidated segment operating profit. Approximately 61 percent of our OEM Segment net sales in 2022 were from products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition. For example, in 2022 we experienced a nearly 18 percent decrease in wholesale RV OEM shipments, which negatively impacted our net sales for the year.

The loss of any key customer, or a significant reduction in purchases by such customers, could have an adverse material impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for 43 percent of our consolidated net sales in 2022. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have an adverse material impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 45 percent and 15 percent, respectively, of our raw material costs in 2022. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products. For example, during 2022, steel and aluminum costs increased significantly, which negatively impacted our operating profit.

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

In 2022, we imported, or purchased from suppliers who imported, approximately 45 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse political conditions, such as the heightened tensions between China and Taiwan, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, epidemics, public health crises, war, such as the Russia-Ukraine war, terrorism, or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facilities closures, supply chain interruptions, or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

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

A tight labor market has, and could in the future, result in difficulty obtaining skilled labor, and available capacity may initially not be utilized efficiently.

In certain geographic regions in which we have a larger concentration of manufacturing facilities, we are experiencing, and could again experience, shortages of qualified employees. Competition for skilled workers may increase the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers relatively easily. If such conditions become extreme, we may not be able to increase production to timely satisfy demand, and may incur higher labor and production costs, which could adversely impact our operating results and financial condition.

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

External events, such as epidemic outbreaks, terrorist attacks, or disruptive political events could adversely affect our business and result in lower sales. In the event that one of our manufacturing or distribution facilities was affected by any such event, we could be forced to shift production to one of our other facilities, which we may not be able to do effectively or at all, or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing or distribution facilities or customer service centers could impair our ability to meet the demands of our customers, and our customers may cancel orders with us or purchase products from our competitors, which could adversely affect our business and operating results.

Further, as a result of pandemic outbreaks, including the COVID-19 pandemic, businesses can be shut down, supply chains can be interrupted, slowed or rendered inoperable and individuals can become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions, and worldwide economic downturns could occur. Such outbreaks could result in the operations of our third-party manufacturers and suppliers being disrupted or suspended, or could interfere with our supply chain, which could have an adverse effect on our business. See also the risk factors "Inadequate or interrupted supply of raw materials or components used to make our products could adversely impact our financial condition and operating results" and "The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, and their related impacts, have had, and could have, a material and adverse effect on our business, financial condition, and results of operations, the nature and extent of which are highly uncertain and unpredictable."

Natural disasters and unusual weather, including as a result of climate change, could impact our business negatively.

Our facilities may be affected by natural disasters, such as tornadoes, hurricanes, fires, floods, earthquakes, and unusual weather conditions exacerbated by the effects of climate change. Natural phenomena with unpredictable destructive force, such as severe snowstorms, droughts, and flooding, may generate liabilities not appropriately covered by our contingency plans and insurances. As we operate globally, these natural disasters can have a significant negative impact on our supply chain channels.

We have entered new markets in an effort to enhance our growth potential, and uncertainties with respect to these new markets could impact our operating results.

Our ability to expand our market share for our products that are used as components for RVs is limited. We have made investments in an effort to expand the sale of our products in adjacent industries, such as boats, buses, trucks, and trains, where we may have less familiarity with OEM or consumer preferences and could encounter difficulties in attracting customers due to a reduced level of familiarity with our brands. We have also made investments to expand the sale of our products in the aftermarket of our industries and are continuing to pursue opportunities to increase international sales and export sales of our products. These investments involve significant resources, put a strain on our administrative, operational, and financial capabilities and carry a risk of failure. Limited operating experience or limited brand recognition in new markets may limit our business expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products could adversely impact our business growth in these markets and our results of operations.

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

We have been gradually growing sales overseas and plan to continue pursuing international opportunities. Thirteen of our acquisitions since 2016 are headquartered in Europe or have international operations and customers, including our acquisition of Furrion that involves operations and locations in Hong Kong and China.

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
•different liability standards;
•potentially longer payment cycles;
•different credit risks;
•different technology risks;
•the uncertainty surrounding the implementation and effects of Brexit, as well as political and governmental leadership changes in the U.K. and certain E.U. countries;
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

In October 2022, Brian M. Hall, our Chief Financial Officer, notified us of his intention to resign to pursue philanthropic ventures and opportunities as well as to spend more time with his family. Although Mr. Hall intends to remain in his role at the Company until June 2023 or the appointment of his successor, if earlier, we may not be able to find a suitable replacement for Mr. Hall in that timeframe. In addition, in December 2022, Nick C. Fletcher, our Executive Vice President and Chief Human Resources Officer, notified us of his intention to retire, effective March 2023. Leadership transitions can be inherently difficult to manage, may result in operational inefficiencies, and impact our ability to retain and hire other key members of management.

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
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the NHTSA of the DOT, the Consumer Products Safety Commission, HUD, and consumer safety standards promulgated by state regulatory agencies and industry associations. Sales and manufacturing operations in foreign countries may be subject to similar regulations. Any major recalls of our products, voluntary or involuntary, could adversely impact our reputation, net sales, financial condition and operating results. Changes in laws or regulations, including those related to climate change, that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. Our failure to comply with present or future regulations and standards could result in fines, penalties, recalls, or injunctions being imposed on us, administrative penalties, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

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

In addition, potentially significant expenditures could be required in order to comply with evolving healthcare, health and safety laws, regulations, or other pertinent requirements that may be adopted or imposed in the future by governmental authorities.

Further, foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions, and energy policies. Such measures could impose significant costs on us and our suppliers and customers, including increased cost of materials and natural resources, sources and supply of energy, capital equipment, environmental monitoring and reporting, or other costs to comply with such regulations. Climate change regulation combined with public sentiment could result in reduced demand for products that use our components, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our business, results of operations and financial condition.

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
Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. For example, California has laws that give California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights, and has recently created a new agency, the California Privacy Protection Agency, authorized to implement and enforce California’s privacy laws, which could result in increased privacy and information security regulatory actions. Other U.S. states, such as Virginia, Utah, Connecticut, and Colorado, have passed consumer privacy laws that become effective in 2023. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws also apply to some of our operations. For example, the General Data Protection Regulation (the “GDPR”) in the United Kingdom (“U.K.”) and the European Union (“E.U.”) imposes, among other things, strict obligations and restrictions on the collection and use of U.K. and E.U. personal data, a requirement for prompt notice of data breaches in certain circumstances, a requirement for implementation of certain approved safeguards for transfers of personal data to third countries, and possible substantial fines for any violations. Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.

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

A portion of our total assets as of December 31, 2022 was comprised of goodwill, intangible assets, and other long-lived assets. At least annually, we review goodwill and indefinite-lived intangibles for impairment. Long-lived assets, identifiable intangible assets, and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

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

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate ("LIBOR") or its replacement. Future increases in market interest rates would increase our interest expense. Borrowings under our Credit Agreement currently bear interest at variable rates based on either an Alternate Base Rate or an Adjusted LIBOR plus, in each case, an applicable margin. On March 5, 2021, the U.K. Financial Conduct Authority (the "FCA") announced that, (a) immediately after December 31, 2021, publication of all seven euro LIBOR settings, the overnight, 1-week, 2-month and 12-month Pound Sterling LIBOR settings and the 1-week and 2-month US dollar LIBOR settings would permanently cease and (b) immediately after June 30, 2023, publication of the overnight, 12-month US dollar LIBOR settings and the 1-month, 3-month and 6-month US Dollar LIBOR settings will cease to be provided or, subject to the FCA's consideration of the case, be provided on a synthetic basis and no longer be representative of the underlying market and economic reality they are intended to measure and that representativeness will not be restored. While our Credit Agreement provides a hardwired mechanism for determining an alternative rate of interest when LIBOR is no longer available, any such alternative, successor, or replacement rate may not be similar to, or produce the same value or economic equivalence of, LIBOR or have the same volume or liquidity as did LIBOR prior to its discontinuance or unavailability, which may increase our overall interest expense, and we may determine that it would be advantageous to pursue an amendment to our Credit Agreement to further adjust the alternative rate of interest to be consistent with current market practice. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur, but the potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay and a corresponding increase in our costs of capital or otherwise could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Certain provisions in the Indenture may make it more difficult or expensive for a third party to acquire us. For example, the Indenture will require us, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such a takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value, and share repurchases could increase the volatility of our stock price and will diminish our cash reserves.

Although our board of directors has authorized a stock repurchase program, the program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could also affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, any purchases made under this program would diminish our cash reserves.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

Our manufacturing operations are conducted at facilities that are used for both manufacturing and distribution. Many of the properties manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment and are included in the OEM Segment in the table below. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing and distribution requirements. In addition, we maintain administrative facilities used for corporate and administrative functions. Our primary administrative offices are located in Elkhart, Indiana. Total administrative space company-wide aggregates approximately 480,000 square feet. At December 31, 2022, our key property holdings are summarized in the following table:

Segment	Type	North America Facilities	Europe Facilities	Total Facilities	Owned Facilities
OEM	Manufacturing (a)	71	20	91	36
	Other (b)	20	5	25	5
Aftermarket	Manufacturing (a)	11	—	11	—
	Other (b)	22	—	22	1
Total		124	25	149	42
(a)    Includes multi-activity sites which are predominately manufacturing
(b)    Includes engineering, administrative, and distribution locations

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2022, would not be material to our financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 17, 2023, there were 213 holders of the Company's common stock, in addition to beneficial owners of shares held in broker and nominee names. Our common stock trades on the New York Stock Exchange under the symbol "LCII".

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption "Equity Compensation Plan Information" in our 2023 Proxy Statement.

Dividends

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
October 2022	—	—	—	$200.0
November 2022	240,195	94.93	240,195	$177.2
December 2022	13,295	94.14	253,490	$175.9
Total	253,490	94.89

(1) On May 19, 2022, we announced that our Board of Directors authorized a stock repurchase program for up to $200.0 million of our common stock over a three-year period ending on May 19, 2025. The timing of stock repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws.

See Note 13 - Stockholders' Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases.

Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Report.

This Management's Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. A detailed discussion of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

The Company, through its wholly-owned subsidiary, LCI, supplies, domestically and internationally, a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries including boats; buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet.

We have two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2022, we operated over 130 manufacturing and distribution facilities located throughout North America and Europe.

Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2022	2021
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,617,585	$2,295,612
Motorhomes	339,097	258,995
Adjacent Industries OEMs	1,359,188	1,089,005
Total OEM Segment net sales	4,315,870	3,643,612
Aftermarket Segment:
Total Aftermarket Segment net sales	891,273	829,085
Total net sales	$5,207,143	$4,472,697

Operating profit:
OEM Segment	$479,150	$304,676
Aftermarket Segment	73,878	93,734
Total operating profit	$553,028	$398,410
Corporate expenses are allocated between the segments based upon net sales.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2022	2021
Net sales:
OEM Segment	83%	81%
Aftermarket Segment	17%	19%
Total net sales	100%	100%

Operating Profit:
OEM Segment	87%	76%
Aftermarket Segment	13%	24%
Total segment operating profit	100%	100%
Operating profit margin by segment was as follows for the years ended December 31:

	2022	2021
OEM Segment	11.1%	8.4%
Aftermarket Segment	8.3%	11.3%
Operating profit margins for the Aftermarket Segment in 2022 were negatively impacted by a number of factors, as further described below under “Results of Operations – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 – Aftermarket Segment.”

Our OEM Segment manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 61 percent of our OEM Segment net sales for the year ended December 31, 2022 were of components for travel trailer and fifth-wheel RVs, including:

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
The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

Diversification Strategy

We are executing a strategic initiative to diversify the markets we serve away from the historical concentration within the North American RV OEM industry. Approximately 46 percent of net sales for the year ended December 31, 2022 were generated outside of the North American RV OEM market compared to 47 percent in 2021. The percentage of net sales generated outside of the North American RV OEM market in 2022 decreased compared to the 2021 percentage due to continued content growth in the North American RV OEM market during 2022, which more than offset our diversification efforts.

COVID-19 Pandemic

The COVID-19 pandemic has caused significant uncertainty and disruption in the global economy and financial markets since early 2020. With RV retail demand at record levels throughout 2021, the industry faced challenges with supply chain constraints, rising material and freight costs, and increases in direct labor costs due to higher production volumes and a tightened labor market, especially in Northern Indiana. These trends continued through the first nine months of 2022, and, with regard to supply chain constraints and freight costs, have also been impacted by the conflict between Russia and Ukraine (the "Russia-Ukraine War"), as well as heightened tensions between China and Taiwan. To address these challenges, we have continued to strategically manage working capital, including carrying elevated levels of certain inventory items to avoid future shortages. As we adjust inventory levels, we also closely monitor our liquidity, and may need to seek additional financing, though such additional financing may not be available on terms favorable to us, or at all. See "Liquidity and Capital Resources" below for further discussion. We continue to focus on our culture and leadership development programs to focus on team member retention. We continue to closely monitor the impact of COVID-19, the Russia-Ukraine War, and relations between China and Taiwan on all aspects of our business. The extent to which COVID-19, the Russia-Ukraine War, and/or relations between China and Taiwan may impact our liquidity, financial condition, and results of operations in the future remains uncertain.

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
According to the RVIA, industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, the Company's primary RV market, decreased 21 percent to 421,700 units in 2022, compared to 2021, primarily due to decreased retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 23 percent in 2022 compared to 2021. Retail demand has declined from recent elevated levels, partially driven by elevated fuel prices and rising interest rates impacting retail consumers. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

	Wholesale		Retail		Estimated Unit Impact on Dealer Inventories
	Units	Change	Units	Change
Year ended December 31, 2022	421,700	(21)%	387,300	(23)%	34,400
Year ended December 31, 2021	531,400	40%	502,700	10%	28,700
Year ended December 31, 2020	380,100	9%	456,100	15%	(76,000)
According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2022 increased four percent to 58,400 units compared to 2021. Retail demand for motorhome RVs decreased 13 percent in 2022, compared to a four percent increase in retail demand in 2021. Retail demand has declined from recent elevated levels, partially driven by elevated fuel prices and rising interest rates impacting retail consumers.

Our current estimate for full-year 2023 industry-wide wholesale shipments from the United States of travel trailer, fifth-wheel, and motorhome RVs are approximately 330,000 to 350,000 units. This estimate suggests a decrease of 33 to 29 percent compared to actual wholesale shipments in 2022. This projected decline is being driven by current dealer inventory levels, as well as elevated gas prices and rising interest rates impacting retail consumers.

Adjacent Industries

Our portfolio of products used in RVs can also be used in other applications, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing (collectively, "Adjacent Industries"). In many cases, OEM customers of the Adjacent Industries are affiliated with RV OEMs through related subsidiaries. We believe there are significant opportunities in these Adjacent Industries.

The estimated potential content per unit we may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 188,700, 234,600, and 233,300 enclosed trailers were sold in 2022, 2021, and 2020, respectively.
•Traditional power boats. Statistical Surveys also reported approximately 188,300, 211,400, and 233,800 traditional power boats were sold in 2022, 2021, and 2020, respectively. Traditional power boats include bass, deck, jet, pontoon, ski-wake, and other boats. Included in this total, Statistical Surveys reported approximately 62,100, 66,000, and 69,000 pontoon boats were sold in 2022, 2021, and 2020, respectively.
•School buses. According to School Bus Fleet, there were approximately 40,600, 30,600, and 36,000 school buses sold in 2022, 2021, and 2020, respectively.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 112.900, 105,800, and 94,400 manufactured home wholesale shipments in 2022, 2021, and 2020, respectively.

We currently expect production in the marine and manufactured housing markets to remain at or near current run rates heading into early 2023. We currently expect economic uncertainty to negatively impact consumer discretionary purchases such as trailers and boats, as well as manufactured homes as we progress further into 2023; however, we currently anticipate that production of buses and trains should remain at or near current run rates into 2023.

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for product, delivery, and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and the continuing impact of market and supply chain disruptions.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

In December 2019, we acquired CURT, a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket. Our CURT products are sold to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe compliments the OEM markets we serve. Sales from CURT products accounted for approximately half of our Aftermarket Segment net sales in each of 2022 and 2021. CURT sold 0.9 million hitches in 2022 and 1.2 million in 2021. Additionally, with the acquisition of Kasper Ranch Hand Equipment, LLC in April 2021, we continued to expand our product offering to include custom bumpers, grill guards, and steps for the automotive aftermarket.

We currently expect to see a slight increase in aftermarket volume in 2023 as distribution stocking levels return to normal and the new vehicle chip shortage ameliorates. We expect these gains will be tempered by the impact of inflation and rising interest rates on consumers' discretionary spending.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Summary

•Consolidated net sales for 2022 were $5.2 billion, 16 percent higher than consolidated net sales for 2021 of $4.5 billion. The increase was primarily driven by price realization, market share growth, acquisitions, and an increase in net sales to OEMs in Adjacent Industries, partially offset by a nearly 18 percent decrease in wholesale RV OEM shipments. Net sales from acquisitions completed in 2021 and 2022, primarily Furrion and Girard, contributed approximately $219.0 million in 2022.
•Net income for 2022 increased 37.3 percent to $395.0 million, or $15.48 per diluted share, compared to net income of $287.7 million, or $11.32 per diluted share, for 2021.
•Consolidated operating profit during 2022 was $553.0 million compared to $398.4 million in 2021. Operating profit margin was 10.6 percent in 2022 compared to 8.9 percent in 2021. The increase was primarily a result of increased selling prices which are indexed to select commodities and pricing changes to targeted products, partially offset by increased raw material and freight costs.
•The cost of aluminum and steel used in certain of the Company's manufactured components increased in 2022 compared to 2021. Raw material costs are subject to continued fluctuation and are being offset, in part, by contractual selling prices that are indexed to select commodities.
•The increase in selling, general and administrative costs of $75.6 million in 2022 was primarily driven by increases in personnel costs of $25.0 million, incremental costs from recent acquisitions of $21.9 million, increases in information systems costs of $12.0 million, incremental amortization of intangible assets from acquired businesses of $11.1 million, and increases in transportation costs of $9.3 million, due to higher volumes and rising freight costs in 2022 compared to 2021.
•The effective tax rate of 24.8 percent for the full-year 2022 was higher than the prior year, primarily due to discrete tax adjustments as discussed below under "Provision for Income Taxes."
•In 2022, we returned $126.8 million to shareholders through $102.7 million of dividends and $24.1 million in share repurchases.

OEM Segment

Net sales of the OEM Segment in 2022 increased 18 percent, or $0.7 billion, compared to 2021. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2022	2021	Change
RV OEMs:
Travel trailers and fifth-wheels	$2,617,585	$2,295,612	14%
Motorhomes	339,097	258,995	31%
Adjacent Industries OEMs	1,359,188	1,089,005	25%
Total OEM Segment net sales	$4,315,870	$3,643,612	18%
According to the RVIA, industry-wide wholesale shipments for the years ended December 31 were:

	2022	2021	Change
Travel trailer and fifth-wheel RVs	421,700	531,400	(21)%
Motorhomes	58,400	56,200	4%
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

Content per:	2022	2021	Change
Travel trailer and fifth-wheel RV	$6,090	$4,197	45%
Motorhome	$4,099	$2,857	43%
Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by market share gains, acquisitions, new product introductions, and changes in selling prices for our products, as well as changes in the types of RVs produced industry-wide.

Our increase in net sales to RV OEMs of travel trailers, fifth-wheel, and motorhome components during 2022 was primarily driven by selling price increases, market share gains, and acquisitions, partially offset by a nearly 18 percent decrease in wholesale RV OEM shipments.

Our increase in net sales to OEMs in Adjacent Industries during 2022 was primarily driven by selling price increases, market share gains, and wholesale production growth. We continue to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $479.2 million in 2022, an increase of $174.5 million compared to 2021. The operating profit margin of the OEM Segment increased to 11.1 percent in 2022 compared to 8.4 percent in 2021 and was positively impacted by:
•Selling prices contractually tied to indices of select commodities increased, resulting in an increase in operating profit of $282.6 million compared to 2021.
•Pricing changes to targeted products, resulting in an increase in operating profit of $198.9 million compared to 2021.
Partially offset by:
•Increases in material commodity costs, which negatively impacted operating profit by $226.3 million, primarily related to increased steel and aluminum costs.

•Absorption of fixed cost structure while supporting temporary slowdown in RV volumes in the second half of 2022, which negatively impacted operating profit by $38.2 million.
•Increased warranty costs driven by increased retail dealer service work, product mix, and recent periods of elevated sales, which negatively impacted operating profit by $17.6 million.
•Sales mix increase of lower margin products from recent acquisitions and related integration costs, which negatively impacted operating profit by $14.2 million.
•Higher production facility costs resulting from previous investments to expand capacity, which reduced operating profit by $14.1 million.
•Inventory cost and reserve related charges of $10.8 million.
•Additional amortization related to intangible assets from acquisitions completed in the last twelve months, which reduced operating profit by $9.7 million.
Amortization expense on intangible assets for the OEM Segment was $41.3 million in 2022, compared to $32.9 million in 2021. Depreciation expense on fixed assets for the OEM Segment was $58.2 million in 2022, compared to $50.8 million in 2021.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2022 increased 8 percent, or $62.2 million, compared to 2021. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2022	2021	Change
Total Aftermarket Segment net sales	$891,273	$829,085	8%
Our net sales to the Aftermarket Segment increased during 2022 primarily due to net sales from acquisitions completed in 2022 and 2021, which contributed approximately $63.4 million.

Operating profit of the Aftermarket Segment was $73.9 million in 2022, a decrease of $19.9 million compared to 2021. The operating profit margin of the Aftermarket Segment was 8.3 percent in 2022, compared to 11.3 percent in 2021, and was negatively impacted by:
•Increases in material commodity costs and production supplies, which negatively impacted operating profit by $78.6 million, primarily related to increased steel and aluminum costs.
•The impact of fixed costs on reduced organic volumes, which decreased operating profit by $19.5 million related to fixed selling, general, and administrative costs and $7.8 million related to fixed overhead costs.
•Investments in marketing costs and administrative structure of $12.0 million.
•Increases in production labor costs due to production volumes and a tight labor market, which reduced operating profit by $10.7 million.
•Increases in transportation costs, primarily for third-party freight, which reduced operating profit by $7.3 million.
•Higher production facility costs in the current period resulting from investments to expand capacity over the past year, which reduced operating profit by $4.5 million in the current period.
•Inventory cost and reserve related charges of $3.9 million.
Partially offset by:
•Pricing changes to targeted products, resulting in an increase in operating profit of $109.0 million compared to 2021.
•Sales mix increase of higher margin products from the acquisition of Furrion, which positively impacted operating profit by $9.4 million.
Amortization expense on intangible assets for the Aftermarket Segment was $15.1 million in 2022, compared to $14.7 million in 2021. Depreciation expense on fixed assets for the Aftermarket Segment was $14.7 million in 2022, compared to $13.9 million in 2021.

Provision for Income Taxes

The effective income tax rate for 2022 was 24.8 percent compared to 24.7 percent in 2021. The effective tax rate of 24.8 percent for the full-year 2022 was higher than the prior year, primarily due to a decrease in the excess tax benefit related to the vesting of equity-based compensation awards, a decrease in the cash surrender value of life insurance, and a discrete tax expense for an acquisition-related tax election, partially offset by a decrease in non-deductible executive compensation expenses. We estimate the 2023 effective income tax rate to be approximately 24 to 26 percent.

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

As of December 31, 2022, we had $47.5 million in cash and cash equivalents, and $306.5 million of availability under our revolving credit facility. We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
We believe the availability under the revolving credit facility under the Credit Agreement (as defined in Note 9 of the Notes to Consolidated Financial Statements), along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.
The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2022	2021
Net cash flows provided by (used in) operating activities	$602,514	$(111,573)
Net cash flows used in investing activities	(241,790)	(281,218)
Net cash flows (used in) provided by financing activities	(374,871)	404,563
Effect of exchange rate changes on cash and cash equivalents	(1,250)	(697)
Net (decrease) increase in cash and cash equivalents	$(15,397)	$11,075

Discussion - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Cash Flows from Operations

Net cash flows provided by operating activities were $602.5 million in 2022, compared to cash used in operating activities of $111.6 million in 2021. This change was primarily due to changes in net assets and liabilities, net of acquisitions of businesses, which generated $603.4 million more cash than in 2021. During 2021, in an effort to address challenges with supply chain constraints, rising material costs, and a tightened labor market, we strategically managed working capital, including intentionally building up levels of certain inventory items and expanding production capacity, resulting in the use of cash in 2021. As a result of declining sales volumes and actions taken in the second half of 2022, decreases in inventory of $117.4 million and in receivables related to decreased wholesale RV demand of $115.7 million were the primary providers of cash generated from net assets in 2022. The increase was also assisted by a $110.7 million increase in net income, adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items.

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

Depreciation and amortization was $129.2 million and $112.3 million in 2022 and 2021, respectively, and is expected to be approximately $130 to $140 million in 2023. Non-cash stock-based compensation expense was $23.7 million and $27.2 million in 2022 and 2021, respectively, and is expected to be approximately $25 to $30 million in 2023.

Cash Flows from Investing Activities
Cash flows used in investing activities of $241.8 million in 2022 were primarily comprised of $130.6 million for capital expenditures and $108.5 million for the acquisition of businesses. Cash flows used in investing activities of $281.2 million in 2021 were primarily comprised of $194.1 million for the acquisition of businesses and $98.5 million for capital expenditures. This increase in capital expenditures in 2022 was primarily due to increased investments in growth and automation projects of $30.3 million.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate 2023 capital expenditures of $80 to $100 million, including investments in automation and lean projects, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
The 2022 capital expenditures and acquisitions were funded by cash generated from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in 2023 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.
Cash Flows from Financing Activities
Cash flows used in financing activities in 2022 were primarily comprised of:
•$105.3 million in net payments under our revolving credit facility;
•payments of quarterly dividends of $102.7 million;
•$73.0 million in repayments under our shelf loan, term loan, and other borrowings;
•$60.2 million in payments of contingent consideration and holdbacks related to acquisitions;
•$24.1 million in repurchases of common stock; and
•cash outflows of $11.0 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
Cash flows provided by financing activities in 2021 were primarily comprised of:
•proceeds from the issuance of the convertible notes and warrants, net of debt issuance costs and call option contracts of $396.6 million;
•$124.2 million in borrowings under the term loan; and
•$22.0 million in net borrowings under our revolving credit facility.
Partially offset by:
•payments of quarterly dividends of $87.2 million;
•$22.8 million in payments of contingent consideration and holdbacks related to acquisitions;
•$21.5 million in repayments under the term loan and other borrowings; and
•cash outflows of $8.3 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At December 31, 2022, we were in compliance with all such requirements, and we expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In May 2022, our Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of our common stock over a three-year period ending on May 19, 2025. Under this stock repurchase program, we purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million, during the year ended December 31, 2022. No shares were repurchased during the year ended December 31, 2021. See Note 13 of the Notes to Consolidated Financial Statements for additional information related to our dividend and share repurchase programs.

Future Cash Requirements
The following table summarizes our material estimated future cash requirements under our contractual obligations for indebtedness and operating leases at December 31, 2022, in total and disaggregated into current (payable in 2023) and long-term (payable after 2023) obligations.

(In thousands)	Total	Current	Long-Term
Total indebtedness (a)	$1,128,026	$23,406	$1,104,620
Interest on indebtedness (a)	84,484	22,481	62,003
Operating leases (b)	341,924	47,469	294,455
Total	$1,554,434	$93,356	$1,461,078
a.See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the maturities of debt principal. Interest payments on our indebtedness are calculated using the outstanding balances and interest rates in effect on December 31, 2022.
b.See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the maturity of our lease obligations under operating leases. Our finance leases were not material at December 31, 2022.
Retirement and Other Benefit Plans
We consider various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements, and contributions required to avoid benefit restrictions for defined benefit pension plans. For the year ended December 31, 2022, we contributed $1.6 million to our Dutch pension plans assumed with the acquisition of Polyplastic Group B.V. and made discretionary matching contributions of $12.9 million to our defined contribution 401(k) profit sharing plan. We anticipate making minimum required contributions of approximately $0.7 million to our Dutch pension plans in 2023 following curtailment of the plans at the end of 2022. We also expect to make matching contributions to our defined contribution 401(k) profit sharing plan in 2023 at a level similar to 2022; however, these contributions are discretionary and subject to change. See Note 8 of the Notes to Consolidated Financial Statements for further information related to our retirement and other benefit plans.
Holdback Payments
With certain business acquisitions, we hold back purchase consideration for the purposes of working capital adjustments, indemnity claims, and other items, as defined in each respective purchase agreement. At December 31, 2022, we had current holdback payments accrued of $33.5 million related to certain acquisitions completed in 2022 and 2021. The ultimate cash settlement amounts of these holdback accruals are subject to change based on various factors defined in the respective purchase agreements. See Note 4 of the Notes to Consolidated Financial Statements for further information related to these holdback payments.

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

Warranty

We provide warranty terms based upon the type of product sold. We estimate the warranty accrual based upon various factors, including historical warranty costs, warranty claim lag, and sales. The accounting for warranty accruals requires us to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. In 2022, we experienced an increase in claims paid year-over-year, which grew at a higher rate than the growth in net sales. We believe the unfavorable trend in relation to net sales is the result of retail dealers seeking service work as retail sales of RVs slowed in the second half of 2022, and as a result of higher warranty claims on new appliance product offerings from recent acquisitions. Despite these unfavorable trends, warranty claim lag time has continued to decline as we focus on addressing warranty claims promptly, which favorably impacts our warranty reserves. For further information on our warranty accrual, including a roll-forward of changes in the accrual, see Note 7 of the Notes to Consolidated Financial Statements.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced elevated prices of these commodities in 2022, and we expect commodity prices to remain elevated in 2023. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the year ended December 31, 2022.

As a result of the competitive labor market and strong demand for our products, we experienced increased labor costs in 2022 attributable to higher wages and increased overtime and additional shifts for our team members, and we expect labor costs to normalize in 2023. Please see "Results of Operations" above for additional information regarding the impact of labor costs on our results of operations for the year ended December 31, 2022.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt, as further described in Note 9 to the Notes to Consolidated Financial Statements. At December 31, 2022, we had $664.1 million of borrowings outstanding on our variable rate revolving credit facility and incremental term loan. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2022, future cash flows would be reduced by approximately $6.6 million per annum.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at December 31, 2022 and 2021.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Girard Systems, Inc. and Girard Products, LLC during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Girard Systems, Inc. and Girard Products, LLC's internal control over financial reporting associated with assets of $83.2 million and revenue of $43.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Girard Systems, Inc. and Girard Products, LLC.

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

Estimation of certain product warranty accruals

As discussed in Note 7 to the consolidated financial statements, the Company’s product warranty accrual as of December 31, 2022 was $54.5 million. The Company provides warranty terms based upon the type of product sold and estimates the amount of warranty accrual based upon various factors and information, including historical warranty costs, warranty claim lag, and sales.

We identified the evaluation of certain product warranty accruals as a critical audit matter. Complex auditor judgment was required to evaluate the Company's models and the weighting of the models used to determine certain product warranty accruals, which required the use of actuarial professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to certain product warranty accruals, including controls related to the Company's models. We assessed the data used by the Company in developing the estimate by comparing it to relevant claims and sales documentation. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company's models by comparing certain of the Company's product warranty accruals to a range of those product warranty accruals determined using independently developed models.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Chicago, Illinois
February 24, 2023

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
(In thousands, except per share amounts)

Net sales	$5,207,143	$4,472,697	$2,796,166
Cost of sales	3,933,854	3,429,662	2,090,076
Gross profit	1,273,289	1,043,035	706,090
Selling, general and administrative expenses	720,261	644,625	483,156
Operating profit	553,028	398,410	222,934
Interest expense, net	27,573	16,366	13,453
Income before income taxes	525,455	382,044	209,481
Provision for income taxes	130,481	94,305	51,041
Net income	$394,974	$287,739	$158,440

Net income per common share:
Basic	$15.57	$11.39	$6.30
Diluted	$15.48	$11.32	$6.27

Weighted average common shares outstanding:
Basic	25,372	25,257	25,134
Diluted	25,514	25,427	25,255

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
(In thousands)

Net income	$394,974	$287,739	$158,440
Other comprehensive income (loss):
Net foreign currency translation adjustment	(20,920)	(9,697)	4,531
Actuarial gain (loss) on pension plans	28,125	2,107	(207)
Unrealized gain on fair value of derivative instruments	—	—	1,642
Total comprehensive income	$402,179	$280,149	$164,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
(In thousands, except per share amount)
ASSETS
Current assets
Cash and cash equivalents	$47,499	$62,896
Accounts receivable, net of allowances of $5,904 and $6,446 at December 31, 2022 and 2021, respectively	214,262	319,782
Inventories, net	1,029,705	1,095,907
Prepaid expenses and other current assets	99,310	88,300
Total current assets	1,390,776	1,566,885
Fixed assets, net	482,185	426,455
Goodwill	567,063	543,180
Other intangible assets, net	503,320	519,957
Operating lease right-of-use assets	247,007	164,618
Other long-term assets	56,561	66,999
Total assets	$3,246,912	$3,288,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$23,086	$71,003
Accounts payable, trade	143,529	282,183
Current portion of operating lease obligations	35,447	30,592
Accrued expenses and other current liabilities	219,238	243,438
Total current liabilities	421,300	627,216
Long-term indebtedness	1,095,888	1,231,959
Operating lease obligations	222,478	143,436
Deferred taxes	30,580	43,184
Other long-term liabilities	95,658	149,424
Total liabilities	1,865,904	2,195,219
Stockholders' equity
Common stock, par value $.01 per share	285	284
Paid-in capital	234,956	220,459
Retained earnings	1,221,279	930,795
Accumulated other comprehensive income (loss)	6,704	(501)
Stockholders' equity before treasury stock	1,463,224	1,151,037
Treasury stock, at cost	(82,216)	(58,162)
Total stockholders' equity	1,381,008	1,092,875
Total liabilities and stockholders' equity	$3,246,912	$3,288,094

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$394,974	$287,739	$158,440
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	129,212	112,320	97,980
Stock-based compensation expense	23,695	27,161	18,502
Deferred taxes	(9,277)	(3,279)	(1,504)
Other non-cash items	3,496	7,456	2,229
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	115,706	(58,843)	(45,028)
Inventories, net	117,419	(516,692)	(86,898)
Prepaid expenses and other assets	14,990	(13,306)	(29,158)
Accounts payable, trade	(161,121)	68,879	67,679
Accrued expenses and other liabilities	(26,580)	(23,008)	49,158
Net cash flows provided by (used in) operating activities	602,514	(111,573)	231,400
Cash flows from investing activities:
Capital expenditures	(130,641)	(98,534)	(57,346)
Acquisitions of businesses	(108,470)	(194,107)	(182,130)
Other investing activities	(2,679)	11,423	7,175
Net cash flows used in investing activities	(241,790)	(281,218)	(232,301)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(10,961)	(8,324)	(4,853)
Proceeds from revolving credit facility	1,128,400	1,303,193	543,991
Repayments under revolving credit facility	(1,233,740)	(1,281,147)	(430,390)
Proceeds from term loan borrowings	—	124,199	—
Repayments under shelf loan, term loan, and other borrowings	(73,031)	(21,457)	(22,444)
Proceeds from issuance of convertible notes	—	460,000	—
Purchases of convertible note hedge contracts	—	(100,142)	—
Proceeds from issuance of warrants concurrent with note hedge contracts	—	48,484	—
Payment of debt issuance costs	—	(12,214)	—
Payment of dividends	(102,726)	(87,171)	(70,401)
Payment of contingent consideration and holdbacks related to acquisitions	(60,228)	(22,830)	(1,633)
Repurchases of common stock	(24,054)	—	—
Other financing activities	1,469	1,972	(222)
Net cash flows (used in) provided by financing activities	(374,871)	404,563	14,048
Effect of exchange rate changes on cash and cash equivalents	(1,250)	(697)	3,315
Net (decrease) increase in cash and cash equivalents	(15,397)	11,075	16,462
Cash and cash equivalents at beginning of period	62,896	51,821	35,359
Cash and cash equivalents cash at end of period	$47,499	$62,896	$51,821

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2022	2021	2020
(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,052	$15,429	$16,910
Cash paid during the period for income taxes, net of refunds	170,012	94,075	33,247
Purchase of property and equipment in accrued expenses	1,730	3,602	2,739

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance - January 1, 2020	$281	$212,485	$644,945	$1,123	$(58,162)	$800,672
Net income	—	—	158,440	—	—	158,440
Issuance of 109,621 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,854)	—	—	—	(4,853)
Stock-based compensation expense	—	18,502	—	—	—	18,502
Other comprehensive income	—	—	—	5,966	—	5,966
Cash dividends ($2.80 per share)	—	—	(70,401)	—	—	(70,401)
Dividend equivalents on stock-based awards	—	1,274	(1,274)	—	—	—
Balance - December 31, 2020	282	227,407	731,710	7,089	(58,162)	908,326
Net income	—	—	287,739	—	—	287,739
Issuance of 117,540 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(8,326)	—	—	—	(8,324)
Stock-based compensation expense	—	27,161	—	—	—	27,161
Purchase of convertible note hedge contracts, net of tax	—	(75,750)	—	—	—	(75,750)
Issuance of warrants	—	48,484	—	—	—	48,484
Other comprehensive loss	—	—	—	(7,590)	—	(7,590)
Cash dividends ($3.45 per share)	—	—	(87,171)	—	—	(87,171)
Dividend equivalents on stock-based awards	—	1,483	(1,483)	—	—	—
Balance - December 31, 2021	284	220,459	930,795	(501)	(58,162)	1,092,875
Net income	—	—	394,974	—	—	394,974
Issuance of 159,125 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(10,962)	—	—	—	(10,961)
Stock-based compensation expense	—	23,695	—	—	—	23,695
Repurchase of 253,490 shares of common stock	—	—	—	—	(24,054)	(24,054)
Other comprehensive income	—	—	—	7,205	—	7,205
Cash dividends ($4.05 per share)	—	—	(102,726)	—	—	(102,726)
Dividend equivalents on stock-based awards	—	1,764	(1,764)	—	—	—
Balance - December 31, 2022	$285	$234,956	$1,221,279	$6,704	$(82,216)	$1,381,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At December 31, 2022, the Company operated over 130 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company's sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, current and future seasonal industry trends have been, and may in the future be, different than in prior years due to various factors, including fluctuations in dealer inventories and the timing of dealer orders, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the impact of severe weather conditions on the timing of industry-wide shipments from time to time, as well as the coronavirus ("COVID-19") pandemic and related impacts. Additionally, many of the optional upgrades and non-critical replacements for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and the continuing impact of market and supply chain disruptions.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2022 and 2021, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share, and input costs.

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
For the vast majority of product sales, the Company transfers control and recognizes revenue when it ships the product from its facility to its customer. The amount of consideration the Company receives, and the revenue recognized varies with sales discounts, volume rebate programs, and indexed material pricing. When the Company offers customers retrospective volume rebates, it estimates the expected rebates based on an analysis of historical experience. The Company adjusts its estimate of revenue related to volume rebates at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Volume rebates are generally settled on a quarterly basis. When the Company offers customers prompt pay sales discounts or agrees to variable pricing based on material indices, it estimates the expected discounts or pricing adjustments based on an analysis of historical experience. The Company adjusts its estimate of revenue related to sales discounts and indexed material pricing to the expected value of the consideration to which the Company will be entitled. The Company includes the variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the volume, discount or indexed material price uncertainties are resolved.
See Note 15 - Segment Reporting for the Company's disclosures of disaggregated revenue.
Shipping and Handling Costs
The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses. Such costs aggregated $230.4 million, $203.8 million, and $104.4 million in the years ended December 31, 2022, 2021, and 2020, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have been issued and not yet adopted that are expected to have a material impact on our Consolidated Financial Statements.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2022	2021	2020
Weighted average shares outstanding for basic earnings per share	25,372	25,257	25,134
Common stock equivalents pertaining to stock-based awards	142	170	121
Weighted average shares outstanding for diluted earnings per share	25,514	25,427	25,255

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	102	119	111
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. The average closing price of the Company's common stock for the year ended December 31, 2022 is used as the basis for determining the dilutive effect on earnings per share. The average price of the Company's common stock for the year ended December 31, 2022 was less than the conversion price of $165.65, and, therefore, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks ("the Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For periods where the Warrants' strike price of $259.84 per share is greater than the average share price of the Company's common stock for the period, the Warrants would be antidilutive. For the year ended December 31, 2022, the average share price was below the Warrant strike price, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2022

Way

In November 2022, the Company acquired substantially all of the business assets of Way Interglobal Network LLC ("Way"), a distributor of innovative appliances and electronics to OEMs in the RV industry. The purchase price was $54.8 million, which includes a holdback payment of 2.0 million due on the first anniversary of the acquisition in November 2023. The holdback payment is recorded in the Consolidated Balance Sheet in accrued expenses and other current liabilities at December 31, 2022. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

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

Cash consideration	$52,761
Fixed deferred consideration	2,000
Total fair value of consideration given	$54,761

Identifiable intangible assets	$13,000
Other assets acquired and liabilities assumed, net	36,783
Total fair value of net assets acquired	$49,783

Goodwill (tax deductible)	$4,978

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

Cash consideration	$50,664
Fixed deferred consideration	20,000
Total fair value of consideration given	$70,664

Customer relationships	$35,700
Identifiable intangible assets	7,820
Other assets acquired and liabilities assumed, net	14,442
Total fair value of net assets acquired	$57,962

Goodwill (tax deductible)	$12,702

The customer relationships intangible asset is being amortized over its estimated useful life of 20 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill.

Other Acquisitions in 2022

During the twelve months ended December 31, 2022, the Company completed two other acquisitions for $5.0 million of cash purchase consideration. The preliminary purchase price allocations resulted in $0.8 million of goodwill (tax deductible). As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

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

During the year ended December 31, 2022, the Company adjusted the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

Furrion

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with fixed payments of $31.3 million due on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. The Company paid the first anniversary payment in September 2022, and the remaining deferred acquisition fixed payment is recorded at its discounted present value in the Consolidated Balance Sheet in accrued expenses and other current liabilities at December 31, 2022.

In 2019, the Company and Furrion agreed to terminate an exclusive distribution and supply agreement and transition all sale and distribution of Furrion products then handled by the Company to Furrion. Effective January 1, 2020, Furrion took responsibility for distributing its products directly to the customer and assumed all responsibilities previously carried out by the Company relating to Furrion products. Upon termination of the agreement, Furrion purchased from the Company all non-obsolete stock and certain obsolete and slow-moving stock of Furrion products at the cost paid by the Company. At the date of the Furrion acquisition in September 2021, the Company had a receivable balance of $35.0 million (the "Receivable from Furrion") and Furrion had a corresponding payable balance. In direct connection with the acquisition negotiations, the receivable and payable balances were effectively settled in the acquisition and the receivable balance is included within the approximate $146.7 million of consideration transferred. No gain or loss was recognized in the effective settlement of the Receivable from Furrion.

The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, in both the Company's OEM and Aftermarket Segments. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

During the year ended December 31, 2022, the Company adjusted and finalized the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital, intangible assets, fixed asset balances, and deferred tax balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The acquisition of this business was preliminarily recorded as of the acquisition date, and subsequently adjusted and finalized, as follows (in thousands):

	Preliminary at December 31, 2021	Measurement Period Adjustments	As Adjusted at December 31, 2022
Cash consideration, net of cash acquired	$50,534	$—	$50,534
Effective settlement of Receivable from Furrion	34,956	—	34,956
Discounted value of fixed deferred consideration	61,191	—	61,191
Total fair value of consideration given	$146,681	$—	$146,681

Customer relationships	$66,300	$(10,600)	$55,700
Other identifiable intangible assets	43,900	(1,200)	42,700
Other assets acquired and liabilities assumed, net	(9,518)	(1,483)	(11,001)
Total fair value of net assets acquired	$100,682	$(13,283)	$87,399

Goodwill (tax deductible)	$45,999	$13,283	$59,282

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

During the year ended December 31, 2022, the Company adjusted and finalized the preliminary purchase price allocation reported at December 31, 2021 to account for updates to net working capital and fixed asset balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date.

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

Other Acquisitions in 2021

During the year ended December 31, 2021, the Company completed two other acquisitions totaling $17.8 million of cash purchase consideration, plus holdback payments of $2.1 million to be paid over the two years following the closings of the respective acquisitions and contingent consideration of up to $2.0 million. Holdback payments of $1.0 million and $0.6 million were paid during the years ended December 31, 2022 and 2021, respectively, related to these acquisitions. The purchase price allocations resulted in $8.6 million of goodwill (tax deductible) and $7.8 million of acquired identifiable intangible assets.

Acquisitions in 2020

Veada

In December 2020, the Company acquired 100 percent of the outstanding capital stock of Veada Industries, Inc. ("Veada"), a manufacturer and distributor of boat seating and marine accessories based in New Paris, Indiana. The purchase price was $69.0 million, net of cash acquired, which included initial holdback payments of $12.2 million to be paid over the two years following the closing of the acquisition. During the years ended December 31, 2022 and 2021, holdback payments of $1.8 million and $9.9 million, respectively, were paid and during the year ended December 31, 2021, holdback payment requirements were reduced by $0.5 million related to net working capital true-ups. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

Challenger

In November 2020, the Company acquired substantially all of the business assets of Challenger Door, LLC ("Challenger"), a leading manufacturer and distributor of branded doors for the RV industry and products for specialty and cargo trailers, based in Nappanee, Indiana. The purchase price was $35.0 million, which included holdback payments of up to $4.5 million to be paid over the two years following the closing of the acquisition. These holdback payment requirements were reduced by $4.3 million during the year ended December 31, 2021, due to net working capital true-ups and other indemnification claims. During the year ended December 31, 2022, the holdback payment requirement was increased by $0.9 million due to negotiations related to indemnification claims, and the final holdback payment of $1.1 million was paid. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment.

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

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2020	$305,953	$148,775	$454,728
Acquisitions – 2021	70,836	14,938	85,774
Measurement period adjustments	9,519	(23)	9,496
Foreign currency translation	(6,845)	27	(6,818)
Net balance – December 31, 2021	379,463	163,717	543,180
Acquisitions – 2022	16,302	2,202	18,504
Measurement period adjustments	10,917	2,370	13,287
Foreign currency translation	(6,946)	(962)	(7,908)
Net balance – December 31, 2022	$399,736	$167,327	$567,063
The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2022, 2021, and 2020, and concluded no goodwill impairment existed at any of those times. The Company plans to update its assessment as of November 30, 2023, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance as of each of December 31, 2022, 2021, and 2020 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2020.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2022	2021
OEM Segment	$314,828	$330,930
Aftermarket Segment	188,492	189,027
Other intangible assets	$503,320	$519,957
Other intangible assets consisted of the following at December 31, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$520,273	$163,562	$356,711	6	to	20
Patents	121,167	62,841	58,326	3	to	20
Trade names (finite life)	97,810	21,380	76,430	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,584	7,698	3,886	3	to	6
Other	609	242	367	2	to	12
Other intangible assets	$759,043	$255,723	$503,320
The Company performed its annual impairment test for indefinite lived intangible assets as of November 30, 2022, 2021, and 2020, and concluded no impairment existed at any of those times.

Other intangible assets consisted of the following at December 31, 2021:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$487,853	$127,048	$360,805	6	to	17
Patents	116,725	53,479	63,246	3	to	20
Trade names (finite life)	93,994	16,497	77,497	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,464	5,439	6,025	3	to	6
Other	309	212	97	2	to	12
Purchased research and development	4,687	—	4,687	Indefinite
Other intangible assets	$722,632	$202,675	$519,957
Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2022	2021	2020
Cost of sales	$10,155	$5,783	$5,101
Selling, general and administrative expense	46,218	41,782	32,772
Amortization expense	$56,373	$47,565	$37,873
Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2023	2024	2025	2026	2027
Cost of sales	$9,834	$9,486	$8,507	$7,280	$6,137
Selling, general and administrative expense	46,383	44,867	41,536	39,682	38,726
Amortization expense	$56,217	$54,353	$50,043	$46,962	$44,863

5.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2022	2021
Raw materials	$600,601	$833,992
Work in process	44,850	48,250
Finished goods	384,254	213,665
Inventories, net	$1,029,705	$1,095,907

At December 31, 2022 and 2021, the Company has recorded inventory obsolescence reserves of $55.9 million and $35.7 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2022	2021	in Years
Land	$20,627	$20,494
Buildings and improvements	222,598	212,882	10 to 40
Leasehold improvements	32,573	29,976	3 to 20
Machinery and equipment	481,817	435,135	3 to 15
Furniture and fixtures	103,430	108,940	3 to 15
Construction in progress	84,210	35,035
Fixed assets, at cost	945,255	842,462
Less accumulated depreciation and amortization	(463,070)	(416,007)
Fixed assets, net	$482,185	$426,455
Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2022	2021	2020
Cost of sales	$56,039	$48,962	$45,388
Selling, general and administrative expenses	16,800	15,793	14,719
Total	$72,839	$64,755	$60,107

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2022	2021
Employee compensation and benefits	$77,804	$85,760
Deferred acquisition payments and contingent consideration*	34,013	39,307
Current portion of accrued warranty	35,148	33,874
Other	72,273	84,497
Accrued expenses and other current liabilities	$219,238	$243,438
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

(In thousands)	2022	2021	2020
Balance at beginning of period	$52,114	$47,091	$47,167
Provision for warranty expense	46,363	28,223	19,037
Warranty liability from acquired businesses	—	7,890	2,915
Warranty costs paid	(43,949)	(31,090)	(22,028)
Balance at end of period	54,528	52,114	47,091
Less long-term portion	(19,380)	(18,240)	(14,640)
Current portion of accrued warranty at end of period	$35,148	$33,874	$32,451

Warranty costs paid for the years ended December 31, 2022 and 2021 included $0.3 million and $3.5 million, respectively, of payments related to a specific warranty issue known at the time of acquisition of CURT in December 2019. These payments will be reimbursed to the Company by the sellers of CURT under the terms of the stock purchase agreement.

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $12.9 million, $11.6 million, and $9.0 million to this plan during the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the "Plan"). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $5.4 million, $3.1 million, and $2.9 million during the years ended December 31, 2022, 2021, and 2020, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company's obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $2.4 million, $2.0 million, and $0.2 million from the Plan during the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, deferred compensation of $34.0 million and $42.6 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $4.6 million and $1.1 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests approximately 100 percent of the amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2022 and 2021, life insurance contract assets of $37.6 million and $47.8 million, respectively, were recorded in other assets.

Dutch Pension Plans

The acquisition of Polyplastic in January 2020 included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provided benefits based on years of service and average pay. The benefits earned by the employees were immediately vested. The Company funded the future obligations of the Dutch pension plans by purchasing non-participating annuities from a large multi-national insurance company that cover the vested pension benefit obligation of the participant, but do not cover future indexations or cost of living adjustments that were provided in plan benefits. Each year the Company made premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender, and current salary, and (2) for indexations for both active and post-active participants. The Company determines the fair value of the plan assets with the assistance of an actuary using unobservable inputs (Level 3), which is determined as the present value of the accrued benefits guaranteed by the insurer.

During 2022, there was a curtailment of the Dutch pension plans for the Company's Dutch employees whose pension benefit was based on years of service and average pay. These employees have been moved into defined contribution plans. This event resulted in curtailment gain amortization of 2.0 million for the year ended December 31, 2022. However, the unconditional indexation for all participants remains applicable and the Company remains liable for funding. No further contribution is required to fund the future accrual in the Dutch pension plans after December 31, 2022.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch pension plans for the years ended December 31:

(In thousands)	2022	2021
Projected Benefit Obligation
Projected benefit obligation at beginning of period	$85,593	$96,712
Interest cost	1,403	652
Net service cost	2,836	4,352
Curtailment	(2,030)	—
Employee contributions	666	626
Benefits paid	(975)	(1,097)
Actuarial gain, net	(69,445)	(8,390)
Unrealized gain on foreign exchange	(5,862)	(7,262)
Projected benefit obligation at end of period	12,186	85,593

Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$52,296	$61,936
Increase (decrease) in plan asset value	910	(5,768)
Employer contributions	1,626	1,419
Employee contributions	666	626
Benefits and administrative expenses paid	(1,349)	(1,377)
Actuarial loss, net	(43,180)	—
Unrealized loss on foreign exchange	(3,583)	(4,540)
Fair value of plan assets at end of period	7,386	52,296

Underfunded status of the plans at end of the period	$4,800	$33,297

Accumulated benefit obligation	$12,186	$85,593
The following actuarial assumptions were used to determine the actuarial present value of the projected benefit obligation and the net periodic pension costs for the Dutch pension plans at December 31:

	2022	2021
Discount rate	3.75%	1.30%
Expected return on plan assets	3.75%	1.30%
Wage inflation	2.00%	2.00%
The discount rate used to determine the projected benefit obligation at December 31, 2022 was increased from 1.30 percent to 3.75 percent, consistent with a general increase in interest rates in Europe for AA-rated long-term Euro company bonds.

Additionally, the Company assumed expected indexation that conforms to the industry-wide pension fund PG, as agreed upon in the Dutch pension plans, which ranged from 0.5 percent in 2022 to 2.0 percent in 2034 and thereafter for the year ended December 31, 2021, and 7.0 percent in 2023 and from 0.45 percent in 2024 to 2.0 percent in 2035 and thereafter for the year ended December 31, 2022.

Amounts recognized for the Dutch pension plans in the Consolidated Balance Sheets consisted of the following at December 31:

(In thousands)	2022	2021
Deferred taxes	$1,200	$8,594
Other long-term liabilities	4,800	33,297
Accumulated other comprehensive income	28,125	2,107
The components of net periodic pension cost for the Dutch pension plans included the following for the years ended December 31:

(In thousands)	2022	2021	2020
Net service cost	$2,836	$4,352	$3,357
Interest cost	1,403	652	1,007
Expected return on plan assets	(910)	(424)	(626)
Amortization of actuarial gain	(262)	—	—
Amortization of curtailment	(2,030)	—	—
Administrative charges	374	280	276
Net periodic pension cost	$1,411	$4,860	$4,014
Plan assets at December 31, 2022 consisted of insurance contracts. Under Dutch pension law, the pension insurer is legally required to pay the funded benefits to the participants. The insurer cannot unilaterally return the obligation to the employer and the employer has no risks related to the assets. As the surrender value of the contract is less than the guarantee value provided by the insurer, the guarantee value is used as the fair value of the plan assets. This value is the net present value of the accrued benefits against the same assumptions as applied in the valuation of the liability. As such, the expected return is equal to the discount rate.

The Company's 2023 remaining balance sheet liability for future indexations is expected to be $0.7 million. The estimate of future annual contributions is based on current funding and the unconditional indexation requirements, and the Company believes these contributions will be sufficient to fund the Dutch pension plans.

Expected benefit payments to eligible participants under the Dutch pension plans for the next ten years are as follows (in thousands):

2023	$63
2024	76
2025	93
2026	116
2027	153
2028 - 2032	1,148

9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2022	2021
Convertible Notes	$460,000	$460,000
Term Loan	375,000	395,000
Revolving Credit Loan	289,067	403,953
Shelf-Loan Facility	—	50,000
Other	3,959	5,997
Unamortized deferred financing fees	(9,052)	(11,988)
	1,118,974	1,302,962
Less current portion	(23,086)	(71,003)
Long-term indebtedness	$1,095,888	$1,231,959
Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $250.0 million is available in approved foreign currencies). The Credit Agreement also provided for term loans (the "Term Loan") to the Company in an aggregate original principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facilities by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase and the satisfaction of certain other conditions.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.625 percent (0.0 percent was applicable at December 31, 2022) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at LIBOR (or a relevant benchmark replacement rate) for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.625 percent (0.875 percent was applicable at December 31, 2022) depending on the Company’s total net leverage ratio. Foreign currency borrowings other than Pounds Sterling have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At December 31, 2022 and 2021, the Company had $4.4 million and $27.8 million, respectively, in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility was $306.5 million at December 31, 2022. A commitment fee ranging from 0.150 percent to 0.225 percent (0.150 percent was applicable at December 31, 2022) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Shelf-Loan Facility

The Company and certain of its subsidiaries had a $150.0 million shelf-loan facility (the "Shelf-Loan Facility") with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates ("Prudential"). On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the "Series B Notes") to certain affiliates of Prudential for a term of three years, at a fixed interest rate of 3.80 percent per annum, payable quarterly in arrears. The Series B Notes were paid in full in March 2022, and the Shelf-Loan Facility expired on November 11, 2022.

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

As of December 31, 2022, the conversion rate of the Convertible Notes was 6.1133 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $388.7 million at December 31, 2022 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At December 31, 2022, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At each of December 31, 2022 and 2021, the Company was in compliance with all such requirements and expects to remain in such compliance for the next twelve months.

The Credit Agreement includes a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation did not impact the Company's ability to incur additional indebtedness under its revolving credit facility at December 31, 2022. The Company believes the availability of $306.5 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

10.    INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2022	2021	2020
United States	$550,030	$378,460	$216,234
Foreign	(24,575)	3,584	(6,753)
Total earnings before income taxes	$525,455	$382,044	$209,481
The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2022	2021	2020
Current:
Federal	$114,744	$78,604	$42,541
State and local	22,998	17,044	9,165
Foreign	2,016	1,936	839
Total current provision	139,758	97,584	52,545
Deferred:
Federal	(3,786)	2,192	2,342
State and local	(285)	(517)	(671)
Foreign	(5,206)	(4,954)	(3,175)
Total deferred provision	(9,277)	(3,279)	(1,504)
Provision for income taxes	$130,481	$94,305	$51,041
The Company had cash and cash equivalents of approximately $47.5 million and $62.9 million at December 31, 2022 and 2021, respectively, of which approximately 49 percent and 71 percent was held by subsidiaries in foreign countries. The Company historically reinvested all unremitted earnings of its foreign subsidiaries and affiliates, and therefore had not recognized any U.S. deferred tax liability on those earnings. However, the Tax Cuts and Jobs Act change in the U.S. taxation of foreign income led the Company to reassess its position as it relates to permanent reinvestment, and it has now determined that it will only assert permanent reinvestment in its Canadian subsidiaries. The Company examined the potential liabilities related to investments in foreign subsidiaries and concluded that there is no material deferred tax liabilities that should be recorded.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2022, 2021, and 2020 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2022	2021	2020
Income tax at federal statutory rate	$110,345	$80,229	$43,991
State income tax, net of federal income tax impact	17,944	13,056	6,710
Section 162(m) permanent addback	3,784	6,153	3,015
Federal tax credits	(1,638)	(1,230)	(1,307)
Share-based payment compensation excess tax benefit	(509)	(1,191)	(190)
Other	555	(2,712)	(1,178)
Provision for income taxes	$130,481	$94,305	$51,041
At December 31, 2022, the Company had domestic federal income taxes receivable of $16.6 million, domestic state income taxes receivable of $5.4 million, and foreign taxes receivable of $1.2 million recorded. At December 31, 2021, the Company had domestic federal income taxes payable of $8.5 million, domestic state income taxes payable of $1.6 million, and foreign taxes receivable of $1.6 million recorded.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2022	2021
Deferred tax assets:
Stock-based compensation	$2,268	$2,632
Pension	1,271	8,594
Deferred compensation	15,091	15,923
Warranty	11,517	10,790
Convertible debt bond hedge	17,237	21,699
Inventory	20,758	16,502
Research and experimental costs	4,986	—
Other	6,630	5,792
Lease obligation asset	63,146	41,066
Net operating loss, interest, and tax credit carryforwards	12,924	10,132
Total deferred tax assets before valuation allowance	155,828	133,130
Less valuation allowance	(8,750)	(1,054)
Total deferred tax assets net of valuation allowance	147,078	132,076
Deferred tax liabilities:
Lease obligation liability	(60,487)	(38,770)
Fixed assets	(45,634)	(45,562)
Intangible assets	(67,640)	(87,035)
Total deferred tax liabilities	(173,761)	(171,367)

Net deferred tax liabilities	$(26,683)	$(39,291)
At December 31, 2022 and 2021, the Company had net foreign deferred tax liabilities of $19.2 million and $26.2 million, respectively, primarily related to intangible assets, foreign pension obligations, and net operating loss carryforwards net of any related valuation allowances included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2022, the Company had deferred tax assets recorded related to foreign net operating losses and tax credit carryforwards of $12.7 million, net. This includes $1.9 million related to U.K. entities, $3.1 million related to Italian entities, and $7.7 million related to Furrion Ltd. The net operating losses and tax credit carryforwards have indefinite lives.

The foreign valuation allowance for U.K. deferred tax assets as of each of December 31, 2022 and 2021 was $0.9 million. These valuation allowances were related to net operating losses and tax credit carryforwards related to the U.K. entities. During 2022, the Company finalized purchase accounting for its Hong Kong-based entity that it acquired in the Furrion acquisition in 2021. As a result of this purchase accounting, the Company placed a full valuation allowance on the $7.7 million of deferred tax assets in Hong Kong. Based upon historical results and estimated future results, it is the judgment of management that these tax carryforward attributes related to the U.K. and Hong Kong entities are not likely to be realized. The Company has concluded it is more likely than not that it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2022	2021	2020
Balance at beginning of period	$20,462	$8,921	$8,214
Changes in tax positions of prior years	—	(69)	—
Additions based on tax positions related to the current year	5,758	12,826	1,720
Decreases due to settlements of liabilities	(904)	—	—
Closure of tax years	(1,940)	(1,216)	(1,013)
Balance at end of period	$23,376	$20,462	$8,921
In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $5.1 million, $0.8 million, and $0.7 million at December 31, 2022, 2021, and 2020, respectively. The increase in 2022 compared to the prior year is a result of additional interest and penalties that were recorded as part of purchase accounting.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $27.5 million, $20.5 million, and $8.8 million at December 31, 2022, 2021, and 2020, respectively, would, if recognized, increase the Company’s earnings, and lower the Company's annual effective tax rate in the year of recognition.

The year over year increase in 2022 in the total amount of unrecognized tax benefits was to reflect a reserve recorded as part of a prior year acquisition which was still within the one-year purchase accounting window.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. state income tax purposes, tax years 2021, 2020, and 2019 remain subject to examination. During 2022, the Company settled an examination with the U.S. Internal Revenue Service for the tax years 2020, 2019, and 2018.

The Company has assessed its risks associated with all tax return positions and believes its tax reserve estimates reflect its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company does not anticipate any material change in its tax reserves in the next twelve months. The Company will continue to monitor the progress and conclusion of all audits and will adjust its estimated liability as necessary.

11.    LEASES

The components of lease cost were as follows for the years ended December 31:

(In thousands)	2022	2021	2020
Operating lease cost	$55,414	$43,794	$33,046
Short-term lease cost	7,737	4,689	2,272
Variable lease cost	3,046	3,269	2,266
Total lease cost	$66,197	$51,752	$37,584
At December 31, 2022, the Company's operating leases had a weighted-average remaining lease term of 9.7 years and a weighted-average discount rate of 5.6 percent.

Cash Flows

Right-of-use assets of $132.7 million and $96.7 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the years ended December 31, 2022, and 2021, respectively, which included $42.2 million and $12.5 million of right-of-use assets from acquisitions, respectively. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $47.9 million and $35.7 million for the years ended December 31, 2022 and 2021, respectively.

Future minimum lease payments under operating leases as of December 31, 2022 were as follows:

(In thousands)
Year Ending December 31,
2023	$47,469
2024	41,733
2025	37,719
2026	30,326
2027	26,196
Thereafter	158,481
Total future minimum lease payments	341,924
Less interest	(83,999)
Present value of operating lease liabilities	$257,925

12.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. See Note 4 - Acquisitions, Goodwill and Other Intangible Assets for details of holdback payments. Contingent consideration balances were not material at December 31, 2022 and 2021.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2022, would not be material to the Company's financial position or annual results of operations.

13.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at December 31:

(In thousands)	2022	2021
Common stock authorized	75,000	75,000
Common stock issued	28,519	28,360
Treasury stock	3,341	3,087
Common stock outstanding	25,178	25,273
Dividends

The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2020	$0.65	03/06/20	03/20/20	$16,321
Second Quarter 2020	0.65	06/05/20	06/19/20	16,349
Third Quarter 2020	0.75	09/04/20	09/18/20	18,865
Fourth Quarter 2020	0.75	12/04/20	12/18/20	18,866
Total 2020	$2.80			$70,401

First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Third Quarter 2021	0.90	09/03/21	09/17/21	22,747
Fourth Quarter 2021	0.90	12/03/21	12/17/21	22,746
Total 2021	$3.45			$87,171

First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Third Quarter 2022	1.05	09/02/22	09/16/22	26,701
Fourth Quarter 2022	1.05	12/02/22	12/16/22	26,453
Total 2022	$4.05			$102,726
Stock-Based Awards

On May 24, 2018, the Company's stockholders approved the LCI Industries 2018 Omnibus Incentive Plan (the "2018 Plan"), which provides that the number of shares of common stock that may be the subject of awards and issued under the 2018 Plan is 1,500,000, plus shares subject to any awards outstanding as of May 24, 2018 under the LCI Industries Equity Award and Incentive Plan, as Amended and Restated, that subsequently expire, are forfeited or canceled, are settled for cash, are not issued in shares, or are tendered or withheld to pay the exercise price or satisfy any tax withholding obligations related to the award. Executive officers and other employees of the Company and its subsidiaries and affiliates, and independent directors, consultants, and others who provide substantial services to the Company and its subsidiaries and affiliates, are eligible to be granted awards under the 2018 Plan. Under the 2018 Plan, the Compensation Committee of LCII's Board of Directors is authorized to grant stock options, stock appreciation rights, restricted stock awards, stock unit awards, other stock-based awards, and cash incentive awards.

The number of shares available for future awards under the 2018 Plan was 1,032,403, 1,195,993, and 1,300,115 at December 31, 2022, 2021, and 2020, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2022	2021	2020
Deferred and restricted stock units	$15,594	$16,487	$14,329
Stock awards	8,101	10,674	4,173
Stock-based compensation expense	$23,695	$27,161	$18,502
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

DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. As a result of the Company's executive succession, the vesting of certain RSUs was accelerated pursuant to contractual obligations with certain employees whose employment terminated. In addition, DSUs are issued in lieu of certain cash compensation. Transactions in DSUs and RSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2019	346,148	$87.54
Issued	5,703	97.42
Granted	150,319	97.70
Dividend equivalents	10,042	95.08
Forfeited	(21,856)	91.79
Vested	(155,269)	87.69
Outstanding at December 31, 2020	335,087	$90.04
Issued	4,653	137.62
Granted	109,767	142.37
Dividend equivalents	7,233	134.78
Forfeited	(6,696)	114.66
Vested	(164,333)	87.64
Outstanding at December 31, 2021	285,711	$110.41
Issued	5,427	101.87
Granted	162,719	119.84
Dividend equivalents	10,871	103.27
Forfeited	(15,012)	121.99
Vested	(171,942)	96.21
Outstanding at December 31, 2022	277,774	$120.92
As of December 31, 2022, there was $18.4 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.3 years.

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2019	129,128	$96.21
Granted	66,029	98.98
Dividend equivalents	3,303	96.54
Forfeited	(73,581)	107.91
Vested	(5,152)	100.46
Outstanding at December 31, 2020	119,727	$89.92
Granted	40,102	143.54
Dividend equivalents	3,778	134.82
Forfeited	(1,053)	96.55
Vested	(12,593)	95.03
Outstanding at December 31, 2021	149,961	$104.01
Granted	91,988	110.83
Dividend equivalents	6,210	103.29
Forfeited	(4,840)	78.11
Vested	(80,938)	82.40
Outstanding at December 31, 2022	162,381	$120.12
As of December 31, 2022, there was $7.7 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted average remaining period of 0.9 years.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

(In thousands)	Foreign currency items	Pension items	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$7,296	$(207)	$7,089
Net foreign currency translation adjustment	(9,697)	—	(9,697)
Actuarial gain on pension plans	—	2,107	2,107
Net current-period other comprehensive income (loss)	(9,697)	2,107	(7,590)
Accumulated other comprehensive income (loss) at December 31, 2021	(2,401)	1,900	(501)
Net foreign currency translation adjustment	(20,920)	—	(20,920)
Actuarial gain on pension plans	—	28,125	28,125
Net current-period other comprehensive income (loss)	(20,920)	28,125	7,205
Accumulated other comprehensive income (loss) at December 31, 2022	$(23,321)	$30,025	$6,704

In both years ended December 31, 2022 and 2021, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million.

14.    FAIR VALUE MEASUREMENTS

Recurring

The following table presents the Company's assets measured at fair value on a recurring basis at December 31:

	2022				2021
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Pension plan assets (Note 8)	$7,386	$—	$—	$7,386	$52,296	$—	$—	$52,296
Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, derivative instruments, and accounts payable approximate their fair value due to the short-term nature of these instruments.

15.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 83 percent, 81 percent, and 78 percent of consolidated net sales for each of the years ended December 31, 2022, 2021, and 2020, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and industrial product markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 61 percent, 63 percent, and 61 percent of the Company's OEM Segment net sales in 2022, 2021, and 2020, respectively, were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 17 percent, 19 percent, and 22 percent of consolidated net sales for each of the years ended December 31, 2022, 2021, and 2020, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers for the years ended December 31:

		2022
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,561,683	$55,902	$2,617,585
Motorhomes	238,613	100,484	339,097
Adjacent Industries OEMs	1,184,459	174,729	1,359,188
Total OEM Segment net sales	3,984,755	331,115	4,315,870
Aftermarket Segment:
Total Aftermarket Segment net sales	824,895	66,378	891,273
Total net sales	$4,809,650	$397,493	$5,207,143

		2021
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,229,839	$65,773	$2,295,612
Motorhomes	160,615	98,380	258,995
Adjacent Industries OEMs	939,067	149,938	1,089,005
Total OEM Segment net sales	3,329,521	314,091	3,643,612
Aftermarket Segment:
Total Aftermarket Segment net sales	768,793	60,292	829,085
Total net sales	$4,098,314	$374,383	$4,472,697

		2020
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,288,209	$33,358	$1,321,567
Motorhomes	100,950	57,146	158,096
Adjacent Industries OEMs	563,082	125,166	688,248
Total OEM Segment net sales	1,952,241	215,670	2,167,911
Aftermarket Segment:
Total Aftermarket Segment net sales	607,112	21,143	628,255
Total net sales	$2,559,353	$236,813	$2,796,166
(a)     Net sales to customers in the United States of America
(b)     Net sales to customers domiciled in countries outside of the United States of America

Long-lived assets, including net fixed assets, operating lease right-of-use assets, goodwill, and other net intangible assets, domiciled in countries outside of the United States of America were $408.8 million and $454.5 million as of December 31, 2022 and 2021, respectively.

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments
(In thousands)	OEM	Aftermarket	Total

2022
Net sales to external customers (a)	$4,315,870	$891,273	$5,207,143
Operating profit (b)	479,150	73,878	553,028
Expenditures for long-lived assets (c)	173,732	33,245	206,977
Depreciation and amortization	99,419	29,793	129,212
2021
Net sales to external customers (a)	$3,643,612	$829,085	$4,472,697
Operating profit (b)	304,676	93,734	398,410
Expenditures for long-lived assets (c)	208,297	166,824	375,121
Depreciation and amortization	83,723	28,597	112,320
2020
Net sales to external customers (a)	$2,167,911	$628,255	$2,796,166
Operating profit (b)	156,092	66,842	222,934
Expenditures for long-lived assets (c)	284,109	15,150	299,259
Depreciation and amortization	74,088	23,892	97,980
(a)     Thor Industries, Inc., a customer of both segments, accounted for 23 percent, 24 percent, and 22 percent of the Company's consolidated net sales for the years ended December 31, 2022, 2021, and 2020, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 20 percent, 20 percent, and 19 percent of the Company's consolidated net sales for the years ended December 31, 2022, 2021, and 2020, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2022, 2021, and 2020. Accounts receivable from Berkshire Hathaway Inc. accounted for 14 percent of consolidated accounts receivable, net at December 31, 2021. No other customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2022 and 2021.
(b)     Certain general and administrative expenses are allocated between the segments based upon net sales or operating profit, depending upon the nature of the expense.
(c)     Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $78.7 million, $271.9 million, and $230.4 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2022, 2021, and 2020, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2022	2021	2020
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$1,563,168	$1,320,718	$815,706
Windows and doors	1,085,302	1,014,332	620,372
Furniture and mattresses	790,664	701,876	351,107
Axles and suspension solutions	306,843	248,144	145,989
Other	569,893	358,542	234,737
Total OEM Segment net sales	4,315,870	3,643,612	2,167,911
Total Aftermarket Segment net sales	891,273	829,085	628,255
Total net sales	$5,207,143	$4,472,697	$2,796,166

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

As of the end of the period covered by this Form 10-K, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

During 2022, the Company completed the Girard Systems, Inc. and Girard Products, LLC acquisition, which contributed $43.1 million of net sales for the year ended December 31, 2022. Total assets from this acquisition as of December 31, 2022 were $83.2 million. As the Girard Systems, Inc. and Girard Products, LLC acquisition occurred in the year ended December 31, 2022, the scope of the Company's evaluation of the effectiveness of internal control over financial reporting does not include Girard Systems, Inc. and Girard Products, LLC. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

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

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. "Financial Statements and Supplementary Data."

(c)    Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2023 (the "2023 Proxy Statement") and from the information contained under "Information About our Executive Officers" in Part I, Item 1, "Business," in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained in our 2023 Proxy Statement.

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

Item 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our 2023 Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our 2023 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained in our 2023 Proxy Statement.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois, Auditor Firm ID: 185.

The information required by this item concerning principal accountant fees and services is incorporated by reference from the information contained in our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - "List of Exhibits" incorporated herein by reference.
(b)    Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 21, 2019, by and among Lippert Components, Inc., Curt Acquisition Holdings, LLC and Curt Acquisition Holdings, Inc. (incorporated by reference to Exhibit 2.1 included in the Registrant's Form 8-K filed November 22, 2019).
3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant's Form 10-K for the year ended December 31, 2016).
3.2	Amended and Restated Bylaws of LCI Industries, as amended May 25, 2017 (incorporated by reference to Exhibit 3.2 included in the Registrant’s Form 8-K filed on May 31, 2017).
4.1	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 10-K for the year ended December 31, 2019).
4.2	Indenture, dated May 13, 2021, by and between LCI Industries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 8-K filed on May 14, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2).
10.1†	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.2†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.3†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.4	Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).
10.5	Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).
10.6	Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).

Exhibit Number	Description
10.7†	Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).
10.8†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.9†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).
10.10†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).
10.11†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.12†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.13†	Separation and General Release Agreement, dated as of November 16, 2018, by and between Lippert Components, Inc. and Scott T. Mereness (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 19, 2018).
10.14	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2018).
10.15†	Form of 2019 Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed March 12, 2019).
10.16†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed March 12, 2019).
10.17†	Form of Extension Agreement with certain officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 12, 2019).
10.18†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.19†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.20	Incremental Joinder and Amendment No. 1, dated as of December 19, 2019, among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., LCI Industries Pte. Ltd., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2019).
10.21†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed May 7, 2020).
10.22	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 10, 2021).

Exhibit Number	Description
10.23	Purchase Agreement, dated May 10, 2021, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.24	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.25	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.26	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.27	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.28	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.29	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.30	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.31	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.32	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.33	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.34	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.35	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.36	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.37	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.38	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.39	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant’s Form 8-K filed on May 14, 2021).

Exhibit Number	Description
10.40	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed November 2, 2021).
10.41	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of December 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on December 9, 2021).
10.42†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.43†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.44†	Form of Executive Employment Agreement (Revised 2022) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q filed August 2, 2022).
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

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

Date:	February 24, 2023	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
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

Date	Signature	Title

February 24, 2023	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 24, 2023	By: /s/ Brian M. Hall (Brian M. Hall)	Chief Financial Officer (principal financial officer)

February 24, 2023	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	VP of Finance and Treasurer (principal accounting officer)

February 24, 2023	By: /s/ Tracy D. Graham (Tracy D. Graham)	Chairman of the Board of Directors

February 24, 2023	By: /s/ Frank J. Crespo (Frank J. Crespo)	Director

February 24, 2023	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 24, 2023	By: /s/ James F. Gero (James F. Gero)	Director

February 24, 2023	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 24, 2023	By: /s/ Stephanie K. Mains (Stephanie K. Mains)	Director

February 24, 2023	By: /s/ Linda K. Myers (Linda K. Myers)	Director

February 24, 2023	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 24, 2023	By: /s/ David A. Reed (David A. Reed)	Director

February 24, 2023	By: /s/ John A. Sirpilla (John A. Sirpilla)	Director